Form 10-Q
period 1994-03-25
STIFEL FINANCIAL CORP
filed 1994-05-09
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

			   WASHINGTON, D.C.  20549

				  FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 25, 1994

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

			Commission file number 1-9305


			    STIFEL FINANCIAL CORP.
	    (Exact name of registrant as specified in its charter)

	DELAWARE                                       43-1273600
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  500 N. Broadway, St. Louis, Missouri                 63102-2188
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    314-342-2000

This Form 10-Q is for the first quarter of the new calendar year-end
	    (Former name, former address, and former fiscal year,
			 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /   No /   /

Shares of common stock outstanding at March 25, 1994: 4,012,772 par value $.15.

Exhibit Index is on page 13.

		    STIFEL FINANCIAL CORP. AND SUBSIDIARIES

				    INDEX



								PAGE

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

 Consolidated Statements of Financial Condition --
     March 25, 1994 and December 31, 1993                       3-4

Consolidated Statements of Operations --
     Three Months Ended March 25, 1994 and March 26, 1993        5

Consolidated Statements of Cash Flows --
     Three Months Ended March 25, 1994 and March 26, 1993       6-7

Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      11

Item 6.  Exhibits and Reports on Form 8-K                       11

Signatures                                                      12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

					      March 25, 1994   December 31,1993
						(Unaudited)          (Note)
ASSETS

Cash and cash equivalents                        $5,967,874        $6,542,052
Cash and U.S. Government securities segregated
  for the exclusive benefit of customers          1,262,448         1,261,480
Receivable from brokers and dealers               7,069,994        16,462,295
Receivable from customers (less allowance
  for doubtful accounts of $1,123,293
  at March 25, 1994 and $1,435,058 at
  December 31, 1993)                            133,506,626       153,373,372
Securities owned, at market value                61,471,159        86,510,135

Membership in exchanges, at cost
  (approximate market value:
  $1,745,000 at March 25, 1994 and
  $1,514,000 at December 31, 1993)                  513,015           513,015

Office equipment and leasehold
  improvements, at cost, (less
  allowances for depreciation and
  amortization of $13,460,690 at
  March 25, 1994 and $12,973,124 at
  December 31, 1993), respectively                4,920,209         4,760,453

Non-securities receivable from employees          3,273,248         2,754,086

Goodwill and other intangible assets              4,540,280         4,590,998

Miscellaneous other assets                       10,583,780        11,435,070
					       ------------      ------------
					       $233,108,633      $288,202,956
					       ============      ============

NOTE:   The Consolidated Statement of Financial Condition at December 31, 1993
  has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.


		   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

					      March 25, 1994   December 31,1993
						(Unaudited)          (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks                $85,875,000      $136,950,000
Payable to brokers and dealers                   36,257,188        24,522,655
Payable to customers                             24,638,220        36,323,885
Market value of securities sold,
  but not yet purchased                           4,998,949         3,906,547
Drafts payable                                   11,220,268        14,376,402
Employee compensation                             7,490,352         8,987,033
Obligation under capital lease                      765,450           931,274
Accounts payable and accrued expenses             9,857,877        10,835,943
Long-term debt                                   10,760,000        10,760,000
					       ------------      ------------
    Total Liabilities                           191,863,304       247,593,739

Stockholders' equity
  Common stock                                      617,886           617,886
  Additional paid-in capital                     17,340,326        17,268,905
  Retained earnings                              24,341,046        24,161,663
					       ------------      ------------
						 42,299,258        42,048,454
  Less cost of stock in treasury                    906,687         1,240,452
  Less unamortized expense of restricted
    stock awards                                    147,242           198,785
					       ------------      ------------
    Total Stockholders' Equity                   41,245,329        40,609,217
					       ------------      ------------
					       $233,108,633      $288,202,956
					       ============      ============

NOTE:   The Consolidated Statement of Financial Condition at December 31, 1993
  has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

		   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)
						   Three Months Ended
					      March 25, 1994    March 26, 1993

REVENUES
	Commissions                            $  7,020,230      $  6,905,090
	Principal transactions                    4,492,938         5,846,951
	Investment banking                        4,938,723         6,111,305
	Interest                                  2,434,551         2,221,582
	Sale of investment company shares         3,276,705         2,963,437
	Sale of insurance products                  617,666           487,872
	Sale of unit investment trusts              984,631           900,699
	Other                                     2,061,521         1,333,651
						 ----------        ----------
						 25,826,965        26,770,587
EXPENSES
	Employee compensation & benefits         16,679,357        16,929,595
	Commissions & floor brokerage               484,873           610,791
	Communications & office supplies          1,980,308         1,731,220
	Occupancy & equipment rental              2,154,543         1,850,515
	Promotional                                 812,999           727,118
	Interest                                  1,289,147         1,349,937
	Other operating expenses                  2,136,355         1,471,680
						 ----------        ----------
						 25,537,582        24,670,856

		INCOME  BEFORE INCOME TAXES         289,383         2,099,731
	Provision  for income taxes                 110,000           703,050
					       ------------      ------------
		NET INCOME                     $    179,383      $  1,396,681
					       ============      ============

Net income per share:
  Primary                                            $0.04             $0.35
  Fully diluted                                      $0.04             $0.30
Dividends declared per share                         $0.000            $0.025
Average common equivalent shares outstanding:
  Primary                                         4,121,359         4,019,889
  Fully Diluted                                   5,346,249         5,274,250


See Notes to Consolidated Financial Statements.

		   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
				(UNAUDITED)
						   Three Months Ended
					      March 25, 1994    March 26, 1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                   $    179,383      $  1,396,681
    Non-cash items included in earnings:
      Depreciation and amortization                 563,619           510,049
      Bonus notes amortization                      171,375           151,747
      Deferred compensation                         100,639           103,181
      Provision for litigation and bad debt          97,093           150,000
      Unrealized losses on investments                 - -            349,938
      Amortization of restricted stock awards        51,543            46,200
					       ------------      ------------
						  1,163,652         2,707,796


  Decrease (increase) in operating
   receivables:
    Customers                                    19,866,746       ( 1,065,264)
    Brokers and dealers                           9,392,301       ( 4,547,755)
  (Decrease) increase in operating payables:
    Customers                                   (11,685,665)      ( 7,325,370)
    Brokers and dealers                          11,734,533         1,927,666
  (Increase) decrease in other receivables
   and assets:
    Cash & U.S. Government securities
      segregated for the exclusive benefit
      of customers                              (       968)        3,698,795
    Securities owned                             25,038,976        72,521,947
    Other assets                                    603,726         1,787,962
  Increase (decrease) in liabilities:
    Securities sold not yet purchased             1,092,402         1,443,805
    Securities sold under repurchase agreement         - -        (36,906,900)
    Drafts payable, accrued expenses, and
      employee compensation                     ( 5,737,635)      ( 5,060,617)
					       ------------      ------------
CASH PROVIDED BY OPERATING ACTIVITIES          $ 51,468,068      $ 29,182,065







See Notes to Consolidated Financial Statements.

		   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
				(UNAUDITED)
						   Three Months Ended
					      March 25, 1994    March 26, 1993

CASH PROVIDED BY OPERATING ACTIVITIES - from
  previous page                                $ 51,468,068      $ 29,182,065

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments for
    short-term borrowings from banks            (51,075,000)      (34,400,000)
  Proceeds from:
    Employee stock purchase plan                    611,688              - -
    Exercised stock options                          45,406           109,775
  Payments for:
    Purchase of treasury stock                  (   342,886)      (   294,400)
    Restricted Stock Awards                            - -        (    20,361)
    Principal payments under capital leases     (   165,824)      (   147,892)
    Cash Dividends                                     - -        (    93,037)
					       ------------      ------------
      CASH USED FOR FINANCING ACTIVITIES        (50,926,616)      (34,845,915)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of investments                               7,048            14,633
    Sale of office equipment and leasehold
      improvements                                      281              - -
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                    (   639,242)      (   390,643)
    Acquisition of investments                  (     2,657)      (     2,657)
    Bonus notes                                 (   481,060)      (   394,000)
					       ------------      ------------
      CASH USED FOR INVESTING ACTIVITIES        ( 1,115,630)      (   772,667)

Decrease in cash & cash equivalents             (   574,178)      ( 6,436,517)
Cash and cash equivalents-beginning of period     6,542,052        12,436,988
					       ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $  5,967,874      $  6,000,471
					       ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
	Income tax payments                    $    116,000      $  1,712,259
	Interest payments                      $  1,629,941      $  1,548,230

See Notes to Consolidated Financial Statements.

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 25, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1994. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the five-month transition period ended December 31, 1993.

NOTE B - NET CAPITAL REQUIREMENT

    As a registered broker-dealer and member of the New York Stock Exchange, the Company's brokerage subsidiary, Stifel, Nicolaus & Company, Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. The broker-dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At March 25, 1994, SN & Co. had net capital of $21,517,501 which was 14.3% of its aggregate debit balances and $18,502,141 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

    Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires, among other provisions, that deferred taxes be adjusted to reflect current rates. The adoption of SFAS No. 109 did not have a material effect on the Company's financial condition or result of operations.

NOTE D - SUBSEQUENT EVENT

    On April 19, 1994, the board of directors declared the regular quarterly dividend of $0.03 per share, payable on May 17, 1994 to stockholders of record May 3, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In 1993, the Company changed its fiscal year-end from the last Friday in July to a calendar year-end. The five-month transition period ended December 31, 1994 has been presented in the transition period Form 10-K. As a result of this fiscal year-end change, calendar year 1993 has been recast for comparative purposes.

Net Income, for the three months ended March 25, 1994, was $179,000, a $1,218,000 (87.2%) decrease from net income of $1,397,000 reported for the same period last year. Primary earnings per share decreased $0.31 (88.6%) to $0.04 from $0.35. The diminished results are primarily attributable to significant unrealized losses in the municipal bond inventory caused by higher interest rates and market fears of inflation. In adhering to management's commitment for planned growth, additional expenses were incurred with the opening of new retail sales branches. SN & Co. increased the number of branches and Investment Executives to 76 (8.6%) and 381 (5.5%), respectively, compared to March 26, 1993.

Total revenues, for the three months ended March 25, 1994, were $25,827,000 as compared to $26,771,000, a decrease of $944,000 (3.5%), from the year earlier quarter.

Principal transactions decreased $1,354,000 (23.2%), from the same period one year earlier, primarily due to unrealized losses in the municipal bond inventory, as discussed above.

Investment banking revenues decreased $1,172,000 (19.2%) principally due to decreased municipal bond refundings as interest rates rise.

Principally as a result of adding more Investment Executives, agency commissions, sale of investment company shares, sale of insurance products, and sale of unit investment trusts increased $115,000 (1.7%), $314,000 (10.6%), $130,000 (26.6%), and $84,000 (9.3%), respectively.

Other revenues increased $727,000 (54.5%), primarily due to an increase in investment advisory fees which increased $461,000 (164.7%) to $740,000 from $280,000 in the previous year, as a result of fees generated by Todd Investment Advisors, Inc. (TIA), which was acquired in December 1993. In addition, during the first calendar quarter of 1993, the Company incurred an unrealized loss of $350,000 to account for a reduced valuation of an investment.

The first quarter 1994 total expenses rose $867,000 (3.5%) to $25,538,000 from $24,671,000 in the prior year, primarily due to opening additional offices and recruiting new Investment Executives. Expenses relating to rent and depreciation, communication and supplies, travel and promotion increased by $305,000 (16.5%), $249,000 (14.4%), and $86,000 (11.8%), respectively. Other
Expense increased $664,000 (45.1%), largely as a result of increased professional fees resulting from an ongoing SEC investigation and increased employment and recruitment fees.

Employee compensation and benefits decreased a net $250,000 (1.5%). Salaries and benefits increased $1,085,000 (19.8%), principally due to increased support staff for new offices and the addition of TIA. Incentive compensation decreased $1,335,000 (11.7%) in proportion to the decrease in revenues and profits.

Net Interest increased $273,000 (31.3%) to $1,145,000 from $872,000 in the prior year's quarter, due to favorable borrowing rates and increases in margin interest revenues.

Liquidity and Capital Resources

The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long-term senior convertible notes, and other payables. Changes in securities market volumes, related customer borrowing demands, and levels of securities inventory affect the amount of the Company's financing requirements.

For the three months ended March 25, 1994, cash and cash equivalents decreased $574,000 (7.4%) to $7,230,000 from $7,804,000 in December 31, 1993. Cash provided by the decrease in securities owned of $25,039,000, which resulted principally from decreased holdings of municipal securities inventory, and cash provided by the decrease in operating receivables of $29,259,000, was used primarily for repayment of short-term bank borrowings which decreased $51,075,000.

SN & Co. is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Consolidated Financial Statements). At March 25, 1994, SN & Co. had net capital of $21,517,501 which exceeded the minimum net capital requirements by $18,502,141.

Management believes that funds from operations and available informal short-term credit arrangements of $119,625,000, at March 25, 1994, will provide sufficient resources to meet the present and anticipated financial needs.

In addition, SN & Co. has obtained a commitment from a financial institution to provide a revolving subordinated loan. The subordinated loan will enhance the Company's ability to obtain temporary capital for underwriting and other commitments.

Subsequent to the first quarter closing the Company wrote down the value of SN & Co.'s inventory, principally municipal bonds, approximately $1,300,000. Management does not feel that further reductions in the value of the bonds are necessary however fears of rising interest rates and uncertainty about the market may cause further reductions in the value of the inventory. Management believes the firm is adequately capitalized to sustain future potential write downs, should they occur.

Present market conditions and the low backlog for municipal underwritings may cause future investment banking revenues and related principal transaction revenues to vary significantly downward from prior periods. Correspondingly, variable compensation expense related to the production of these revenues will also vary downward. Management has taken steps to eliminate certain fixed costs associated with this revenue production; and is continuing its efforts to grow the number of Investment Executives to increase retail revenue production and is currently evaluating day-to-day operations for increased efficiencies and cost reduction opportunities.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material changes, during the quarter ended March 25, 1994, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Such information is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit No. (Referenced to                                 Sequential
	Item 601(b) of Regulation S-K)        Description          Page Number
	------------------------------  -----------------------    -----------
		  11                         Computation of            14
					   Earnings Per Share


(b)     Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 25, 1994.

SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				       STIFEL FINANCIAL CORP.
					   (Registrant)




Date:  May 6, 1994                     By   /s/  Gregory F. Taylor
					    Gregory F. Taylor
					    (Chief Executive Officer)



Date:  May 6, 1994                     By    /s/  Mark D. Knott
					     Mark D. Knott
					     (Principal Financial Officer)

				EXHIBIT INDEX




 Exhibit                                                            Sequential
 Number                          Description                       Page Number
 -------  ------------------------------------------------------   -----------

   11                 Computation of Earnings Per Share                 14