Form 10-Q
period 1994-06-24
STIFEL FINANCIAL CORP
filed 1994-08-08
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 24, 1994

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

Shares of common stock outstanding at June 24, 1994:  3,989,406 par value $.15.

Exhibit Index is on page 16.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                              INDEX


                                                             PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 24, 1994 and December 31, 1993                   3-4

     Consolidated Statements of Operations --
       Three Months Ended June 24, 1994 and June 25, 1993     5

     Consolidated Statements of Operations --
       Six Months Ended June 24, 1994 and June 25, 1993       6

     Consolidated Statements of Cash Flows--
       Six Months Ended June 24, 1994 and June 25, 1993      7-8

     Notes to Consolidated Financial Statements               9

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    10-13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                     14

Item 6. Exhibits and Reports on Form 8-K                      14

Signatures                                                    15

PART 1. FINANCIAL CONDITION

Item 1. Financial Statements

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                June 24, 1994  December 31, 1993
                                                 (Unaudited)        (Note)
ASSETS

Cash and cash equivalents                         $  6,744,546    $  6,542,052
Cash and U.S. Government securities segregated
   for the exclusive benefit of customers            1,263,472       1,261,480
Receivable from brokers and dealers                 17,053,577      16,462,295
Receivable from customers (less allowance for
   doubtful accounts of $1,536,096 at June 24,
   1994 and $1,435,058 at December 31, 1993)       136,367,657     153,373,372
Securities owned, at market value                   27,657,460      86,510,135

Membership in exchanges, at cost (approximate
   market value:  $1,770,500 at June 24, 1994
   and $1,514,000 at December 31, 1993)                513,015         513,015

Office equipment, leasehold improvements, and
   building, at cost (less allowances for de-
   preciation and amortization of $13,901,083
   at June 24, 1994 and $12,973,124 at December
   31, 1993, respectively)                           4,678,226       4,760,453

Non-securities receivable from employees             4,700,110       2,754,086

Goodwill and other intangible assets                 4,428,143       4,590,998

Miscellaneous other assets                           9,562,370      11,435,070
                                                  ------------    ------------
                                                  $212,968,576    $288,202,956
                                                  ============    ============

NOTE: The Consolidated Statement of Financial Condition at December 31, 1993 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                June 24, 1994  December 31, 1993
                                                  (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks                  $ 54,250,000    $136,950,000
Payable to brokers and dealers                      51,496,031      24,522,655
Payable to customers                                24,814,049      36,323,885
Market value of securities sold,
   but not yet purchased                             1,962,309       3,906,547
Drafts payable                                      11,342,934      14,376,402
Employee compensation                                8,207,929       8,987,033
Obligation under capital leases                        596,117         931,274
Accounts payable and accrued expenses                9,331,061      10,835,943
Long-term debt                                      10,760,000      10,760,000
                                                  ------------    ------------
     Total Liabilities                             172,760,430     247,593,739

Stockholders' equity
   Common stock                                        617,886         617,886
   Additional paid-in capital                       17,332,836      17,268,905
   Retained earnings                                23,490,088      24,161,663
                                                  ------------    ------------
                                                    41,440,810      42,048,454
   Less:
     Cost of stock in treasury                       1,102,540       1,240,452
     Unamortized expense of restricted stock
       awards                                          130,124         198,785
                                                  ------------    ------------
      Total Stockholders' Equity                    40,208,146      40,609,217
                                                  ------------    ------------
                                                  $212,968,576    $288,202,956
                                                  ============    ============

NOTE:The Consolidated Statement of Financial Condition at December 31, 1993 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                                     Three Months Ended
                                               June 24, 1994    June 25, 1993

REVENUES
        Commissions                             $ 6,311,971      $ 7,202,547
        Principal transactions                    5,666,571        5,633,083
        Investment banking                        2,248,680        8,789,698
        Interest                                  2,695,122        2,024,737
        Sale of investment company shares         2,341,641        2,898,510
        Sale of insurance products                  566,167          477,553
        Sale of unit investment trusts              353,883          812,576
        Other                                     2,561,739        1,635,458
                                                -----------      -----------
                                                 22,745,774       29,474,162
EXPENSES
        Employee compensation & benefits         14,743,984       18,386,420
        Commissions & floor brokerage               541,225          649,632
        Communication & office supplies           1,697,206        1,652,378
        Occupancy & equipment rental              2,215,681        1,875,525
        Promotional                                 718,345          799,111
        Interest                                  1,489,311        1,144,107
        Other operating expenses                  2,564,461        1,723,936
                                                -----------      -----------
                                                 23,970,213       26,231,109
                                                -----------      -----------
         (LOSS) INCOME BEFORE INCOME TAXES       (1,224,439)       3,243,053
       (Benefit) Provision for income taxes        (493,357)       1,212,156
                                                -----------      -----------
          NET (LOSS) INCOME                     $  (731,082)     $ 2,030,897
                                                ===========      ===========

Net (loss) income per share:
      Primary                                   $     (0.18)     $      0.50
      Fully diluted                             $     (0.18)     $      0.42
Dividends declared per share                    $      0.03      $      0.025
Average common equivalent shares used in
  calculation:
      Primary                                     4,097,000        4,057,000
      Fully diluted                               5,322,000        5,283,000

See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                                       Six Months Ended
                                               June 24, 1994    June 25, 1993
REVENUES
        Commissions                             $13,332,201      $14,107,637
        Principal transactions                   10,159,509       11,480,034
        Investment banking                        7,187,403       14,901,003
        Interest                                  5,129,673        4,246,319
        Sale of investment company shares         5,618,346        5,861,947
        Sale of insurance products                1,183,833          965,425
        Sale of unit investment trusts            1,338,514        1,713,275
        Other                                     4,623,260        2,969,109
                                                -----------      -----------
                                                 48,572,739       56,244,749
EXPENSES
        Employee compensation & benefits         31,423,341       35,316,015
        Commissions & floor brokerage             1,026,098        1,260,423
        Communication & office supplies           3,677,514        3,383,598
        Occupancy & equipment rental              4,370,224        3,726,040
        Promotional                               1,531,344        1,526,229
        Interest                                  2,778,458        2,494,044
        Other operating expenses                  4,700,816        3,195,616
                                                -----------      -----------
                                                 49,507,795       50,901,965
                                                -----------      -----------
         (LOSS) INCOME BEFORE INCOME TAXES         (935,056)       5,342,784
       (Benefit) Provision for income taxes        (383,357)       1,915,206
                                                -----------      -----------
          NET (LOSS) INCOME                     $  (551,699)     $ 3,427,578
                                                ===========      ===========

Net (loss) income per share:
      Primary                                   $     (0.13)     $      0.85
      Fully diluted                             $     (0.13)     $      0.72
Dividends declared per share                    $      0.03      $      0.05
Average common equivalent shares used in
  calculation:
      Primary                                     4,117,000        4,040,000
      Fully diluted                               5,342,000        5,277,000

See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       Six Months Ended
                                                June 24, 1994   June 25, 1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                              $  (551,699)    $ 3,427,578
  Non-cash items included in earnings:
    Depreciation and amortization                  1,233,684       1,033,238
    Bonus notes amortization                         164,209         321,195
    Deferred compensation                            207,296         103,181
    Provision for litigation and bad debt            541,928         896,824
    Unrealized losses on investments                  15,000         372,823
    Amortization of restricted stock awards           68,661          92,399
                                                 -----------     -----------
                                                   1,679,079       6,247,238

  Decrease (increase) in operating receivables:
    Customers                                     17,005,715       2,299,900
    Brokers and dealers                             (591,282)      1,196,214
  (Decrease) increase in operating payables:
    Customers                                    (11,509,836)     (7,831,074)
    Brokers and dealers                           26,973,376      (1,819,856)
  (Increase) decrease in other receivables
   and assets:
    Cash & U.S. Government securities
      segregated for the exclusive benefit
      of customers                                    (1,992)      3,697,757
    Securities owned                              58,852,675     (50,416,189)
    Other assets                                     326,104      (1,371,785)
  (Decrease) increase in liabilities:
    Securities sold not yet purchased             (1,944,238)      1,315,264
    Securities sold under repurchase agreement        - -        (36,906,900)
    Drafts payable, accrued expenses, and
      employee compensation                       (5,530,865)     (5,475,190)
                                                ------------    ------------
  Cash Provided By (Used For) Operating
    Activities                                  $ 85,258,736    $(89,064,621)

See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               (UNAUDITED)
                                                       Six Months Ended
                                               June 24, 1994    June 25, 1993
  Cash Provided By (Used For) Operating
    Activities - from previous page             $ 85,258,736    $(89,064,621)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments for) proceeds from short-term
    borrowings from banks                        (82,700,000)     83,110,000
  Proceeds from:
    Employee stock purchase plan                     611,688          - -
    Exercised stock options                           58,444         166,751
  Payments for:
    Purchase of treasury stock                      (559,267)       (291,790)
    Restricted stock awards                           - -            (40,722)
    Principal payments under capital leases         (335,157)       (299,638)
    Cash dividends                                  (119,876)       (186,360)
                                                ------------    ------------
  Cash (Used For) Provided By Financing
    Activities                                   (83,044,168)     82,458,241

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of investments                                7,048          14,633
    Sale of office equipment and leasehold
      improvements                                     1,930           6,724
  Payments for:
    Acquisition of office equipment, leasehold
      improvements and building                     (985,457)       (633,855)
    Acquisition of investments                       (42,660)         (4,037)
    Bonus notes                                     (992,935)       (582,529)
                                                ------------    ------------
  Cash Used For Investing Activities              (2,012,074)     (1,199,064)

  Increase (decrease) in cash and cash
    equivalents                                      202,494      (7,805,444)
  Cash and cash equivalents-beginning of period    6,542,052      12,436,988
                                                ------------    ------------
  Cash and Cash Equivalents-end of period       $  6,744,546    $  4,631,544
                                                ============    ============

Supplemental disclosure of cash flow
  information:
    Income tax payments                         $    117,360    $  2,572,760
    Interest payments                           $  2,836,260    $  2,536,603

See Notes to Consolidated Financial Statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its wholly owned subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 24, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1994. For further information, refer to the financial statements and notes thereto included in the Company's report on Form 10-K for the five-month transition period ended December 31, 1993.

NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's brokerage subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), is subject to the Securities and Exchange Commission's ("SEC") uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At June 24, 1994, SN & Co. had net capital of $24,331,038 which was 16% of its aggregate debit balances and $21,313,848 in excess of the net capital requirement.

NOTE C - INCOME TAXES

   Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires, among other provisions, that deferred taxes be adjusted to reflect current rates. The adoption of SFAS No. 109 did not have a material effect on the Company's financial condition or results of operations.

NOTE D - SUBSEQUENT EVENT

   On July 19, 1994, the board of directors declared the regular quarterly dividend of $0.03 per share, payable on August 16, 1994 to stockholders of record August 2, 1994.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            (all dollars in thousands, except per share amounts)

  Results of Operations

   In 1993, the Company changed its fiscal year-end from the last Friday in July to a calendar year-end. The five-month transition period ended December 31, 1993 has been presented in the transition period From 10-K. As a result of this fiscal year-end change, 1993 has been recast for comparative purposes.

  Three months ended June 1994 and June 1993

   The Company recorded a net loss of $731 for the three months ended June 24, 1994, compared to net income of $2,031, for the three months ended June 25, 1993, a decrease of $2,762. The primary loss per share was $0.18 compared to the previous year's primary earnings per share of $0.50, a decrease of $0.68. The decline was primarily attributable to sharply reduced investment banking fee income and a decrease in commissionable revenues.

   Total revenues, for the three months ended June 24, 1994, decreased $6,728 (22.8%) to $22,746 from $29,474, from the year earlier quarter. Investment banking revenues decreased $6,541 (74.4%), from the same period one year earlier, principally due to decreased municipal bond refundings. Municipal refunding activity had been unusually robust during the past two years as interest rates were declining. During the first half of 1994, as rates began to rise, refunding activity has slowed considerably causing the sharp comparative declines. Commission revenues declined $1,817 (16.0%), principally because of the retail investor's uncertainty of the current market conditions. Agency commission, sale of investment company shares, and sale of unit investment trusts decreased $890 (12.4%), $556 (19.2%), and $459 (56.5%), respectively. The declines were partially offset by the $88 (18.4%) increase in the sale of insurance products. Other revenues increased $927 (56.7%), mostly because of increased investment advisory fees resulting from the late 1993 acquisition of Todd Investment Advisors, Inc. ("Todd").

  Net interest income increased $324 (36.8%) to $1,205 from $881, of the prior year. The increase resulted from an increase in margin interest revenues of $660, coming from increased borrowing by customers coupled with higher interest rates.

   Total expenses for the quarter decreased $2,261 (8.6%), primarily due to reduced compensation and other expenses which vary directly with revenue production. Compensation & benefits and commission & floor brokerage decreased $3,642 (19.8%) and $109 (16.8%), respectively. The majority of the compensation decrease was in the incentive compensation area which decreased, as expected, with the revenue and profit decreases.

   Occupancy, equipment, communication and supplies expenses increased, $385 a result of management's commitment to expand the retail branch system and the addition of Todd. Retail office locations increased by 7 (10.1%) to a total of 76. These increases were partially offset by a decrease in promotional expenses of $81 (10.1%). Other operating expenses increased a total of $840 (48.7%), mostly due to professional fees and the provision for doubtful accounts which increased $608 and $223, respectively.

  Six months ended June 1994 and June 1993

   The Company incurred a net loss, for the six months ended June 24, 1994 of $552. This compares to net income of $3,428 for the six months ended June 25, 1993. Per share amount decreased $0.98 to a loss of $0.13 per primary share from earnings per primary share of $0.85 in 1993. The diminished results were primarily attributable to lower commission activity, a substantial decline in investment banking activity, and losses in the municipal bond inventories.

  Total revenues decreased $7,671 (13.6%) to $48,573 from $56,244 from the prior year's six-month period, as a result of decreased investment banking revenues, which decreased $7,714 (51.8%) to $7,187 from $14,901, from the year earlier period. This decline was principally due to sharply decreased municipal bond refunding activity caused by higher market interest rates. Principal transactions decreased $1,320 (11.5%) to $10,160 from the $11,480 recorded in the prior year, due to losses incurred on municipal bond inventories and decreased availability of municipal bond product. Commission revenues decreased $1,175 (5.2%) comprised of agency commission, sale of investment company shares, and sale of unit investment trusts which decreased $776 (5.5%), $244 (4.2%), and $374 (21.8%), respectively. These decreases were partially offset by the sale of insurance products of $219 (22.7%).

  Other revenues increased $1,654 (55.7%) resulting from gains in investments of $331, compared to unrealized losses of $350, in the year earlier period. Investment advisory fees climbed to $1,323 over last year's $475, an increase of $848 (178.4%), of which Todd attributed $868 of the increase.

   Net interest income increased $599 (34.2%) to $2,351 from $1,752 of the prior year. The increase resulted from an increase in margin interest revenues of $995, due to increased borrowing by customers coupled with higher interest rates.

   Total  expenses,  for the six months ended,  decreased  $1,393
(2.7%)  to  $49,508  compared to $50,901  for  the  prior  year's comparable period, primarily due to reduced compensation and other expenses which vary with revenue production. Employee compensation & benefits and commission & floor brokerage decreased $3,893 (11.0%) and $234 (18.6%), respectively.
Incentive compensation, Investment Executive compensation, and other variable compensation decreased $5,866 (23.8%), primarily because of decreases in commissionable revenues, investment banking revenues, and overall company profitability. The remaining employee compensation and benefits increased $1,973 (18.4%) due to increased staffing required for the newly opened offices, normal cost of living increases, and increased cost of health care benefits.

   Occupancy, equipment, communication, and supplies expenses increased $939 for the same reason explained in the three months results of operations ended June 1994. Other operating expenses increased $1,505 (47.1%), largely due to increased professional fees of $1,121 (128.2%) resulting from an ongoing SEC investigation and increased employment and recruitment fees due to management's commitment to seek alternative sources of revenue production. Provision for doubtful accounts increased $212, which resulted from uncertain collectibility of employment notes receivable.

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

   For the six months ended June 24, 1994, cash and cash equivalents increased $203 (3.1%) to $6,745 from $ 6,542 at December 31, 1993. Cash provided by the decrease in securities owned of $58,853, which resulted principally from lower municipal bond inventories, cash provided by the decrease in operating receivables of $16,414, and cash provided by the increase in operating payables of $15,464 were used primarily for repayment of short-term bank borrowings which decreased $82,700.

   SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Consolidated Financial Statements). At June 24, 1994, SN & Co. had net capital of $24,331 which exceeded the minimum net capital requirements by $21,314.

   Management believes that funds from operations and available unused informal short-term credit arrangements of $151,750, at June 24, 1994, will provide sufficient resources to meet the present and anticipated financial needs.

   In addition, SN & Co. has obtained a revolving subordinated loan from a financial institution. The subordinated loan will enhance the Company's ability to obtain temporary capital for underwriting and other commitments, if the need arises.

   Recent market conditions and the low backlog for municipal underwritings have caused commissions, investment banking revenues and related principal transaction revenues to vary significantly downward from prior periods. Correspondingly, variable compensation expense related to the production of these revenues also varied downward. Management does not anticipate that municipal underwriting activity, particularly in the Southwest region, will increase in the near term. Consequently, management is considering the potential for restructuring of certain departments, has taken steps to eliminate fixed costs associated with revenue production, is continuing its effort to grow the number of Investment Executives to
increase  retail revenue   production,  and  is  currently  evaluating
day-to-day operations   for   increased  efficiencies  and  cost   reduction
opportunities.   As  a  result, the  Company's  future  financial
condition is expected to remain strong.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   There were no material changes, during the six months ended June 24, 1994, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Such information is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit No. (Reference to                                 Sequential
    Item 601(b) of Regulation S-K)        Description         Page Number
    ------------------------------    -------------------     -----------
                11                       Computation of            16
                                       Earnings Per Share

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 24, 1994.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  August 5, 1994              By  /s/  Gregory F. Taylor
                                       Gregory F. Taylor
                                       (Chief Executive Officer)


Date:  August 5, 1994              By  /s/  Mark D. Knott
                                       Mark D. Knott
                                       (Principal Financial Officer)

                          EXHIBIT INDEX


Exhibit                                                    Sequential
Number                        Description                  Page Number
- - -------      -------------------------------------------   -----------
  11              Computation of Earnings Per Share            17