Form 10-Q
period 1994-09-30
STIFEL FINANCIAL CORP
filed 1994-11-14
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	September 30, 1994

OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Shares of common stock outstanding at September 30, 1994: 3,891,419 par value $.15.

Exhibit Index is on page 16.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                   INDEX

                                                               	PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    	Consolidated Statements of Financial Condition --
		     September 30, 1994 and December 31, 1993                	3-4

    	Consolidated Statements of Operations --
     		Three Months Ended September 30, 1994 and
       September 24, 1993                                       	5

    	Consolidated Statements of Operations --
     		Nine Months Ended September 30, 1994 and
       September 24, 1993                                       	6

    	Consolidated Statements of Cash Flows--
		     Nine Months Ended September 30, 1994 and
       September 24, 1993                                      	7-8

    	Notes to Consolidated Financial Statements                 	9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations	                   10-13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                      	14

Item 6. Exhibits and Reports on Form 8-K                       	14

Signatures	                                                    	15

PART 1. FINANCIAL CONDITION

Item 1. Financial Statements

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           September 30, 1994  December 31, 1993
                                              (Unaudited)            (Note)

ASSETS

Cash and cash equivalents                     $ 	5,350,104        $ 	6,542,052
Cash and U.S. Government securities segregated
 	for the exclusive benefit of customers        	1,164,633          	1,261,480
Receivable from brokers and dealers   	         34,825,665	         16,462,295
Receivable from customers (less allowance
  for doubtful accounts of $1,080,006 at
  September 30, 1994 and $1,435,058 at
 	December 31, 1993)                          	135,772,204        	153,373,372
Securities owned, at market value              	19,039,022         	86,510,135

Membership in exchanges, at cost (approximate
  market value:  $1,740,500 at September 30,
  1994 and $1,514,000 at December 31, 1993)       	513,015            	513,015

Office equipment, leasehold improvements, and
  building, at cost (less allowances for de-
  preciation and amortization of $13,759,652
  at September 30, 1994 and $12,973,124 at
  December 31, 1993),	respectively              	4,496,698          	4,760,453

Non-securities receivable from employees         5,476,037           2,754,086

Goodwill and other intangible assets            	4,359,048          	4,590,998

Miscellaneous other assets                      	9,658,737         	11,435,070
                                             -------------       -------------
                                             $	220,655,163       $	288,202,956
                                             =============       =============

NOTE:	The Consolidated Statement of Financial Condition at December 31, 1993
      has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.


                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                           September 30, 1994  December 31, 1993
                                              (Unaudited)            (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings from banks              $	64,600,000        $136,950,000
Payable to brokers and dealers                 	44,444,825         	24,522,655
Payable to customers                           	27,335,402         	36,323,885
Market value of securities sold,	but not
  yet purchased                                 	7,363,375          	3,906,547
Drafts payable                                 	10,551,265         	14,376,402
Employee compensation                           	7,613,711          	8,987,033
Obligation under capital lease                    	423,271            	931,274
Accounts payable and accrued expenses           	8,566,992         	10,835,943
Long-term debt                                 	10,760,000          10,760,000
                                              ------------        ------------
    Total Liabilities                          181,658,841        	247,593,739

Stockholders' equity
 	Common stock                                    	617,886            	617,886
 	Additional paid-in capital                   	17,332,733         	17,268,905
 	Retained earnings                            	22,950,209         	24,161,663
                                              ------------        ------------
                                               	40,900,828         	42,048,454
	Less:
   Cost of stock in treasury                    	1,795,064          	1,240,452
   Unamortized expense of restricted stock
     awards                                       	109,442             198,785
                                              ------------        ------------

    Total Stockholders' Equity                 	38,996,322          40,609,217
                                              ------------        ------------
                                              $220,655,163        $288,202,956
                                              ============        ============

NOTE:	The Consolidated Statement of Financial Condition at December 31, 1993
      has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                                   	Three Months Ended
                                          September 30, 1994  September 24, 1993

REVENUES
       	Commissions                         	$	5,822,828        	$	6,419,618
       	Principal transactions                	6,500,298          	6,372,703
       	Investment banking                    	2,742,977          	8,003,794
       	Interest                              	2,810,076          	2,345,412
       	Sale of investment company shares     	2,139,823          	3,158,853
       	Sale of insurance products              	536,423            	511,508
       	Sale of unit investment trusts          	434,772          	1,155,707
       	Other                                 	2,585,802          	1,470,330
                                             -----------         -----------
                                             	23,572,999         	29,437,925
EXPENSES
       	Employee compensation & benefits     	14,643,573        		17,914,213
       	Commissions & floor brokerage           	524,253           		560,350
       	Communication & office supplies      		2,106,994         		1,880,586
       	Occupancy & equipment rental         		2,293,566         		2,038,464
       	Promotional                             	677,559            	757,183
       	Interest                             		1,533,933           		937,375
       	Other operating expenses             		2,473,718          	2,496,670
                                             -----------         -----------
                                            		24,253,596        		26,584,841
                                             -----------         -----------
     (LOSS) INCOME BEFORE INCOME TAXES        		(680,597)        		2,853,084
  (Benefit) Provision for income taxes         	(260,281)        		1,127,502
                                             -----------         -----------
      NET (LOSS) INCOME                     	$ 	(420,316)       	$	1,725,582

	Net (loss) income per share:
     	Primary                               	$    	(0.10)       	$     	0.42
     	Fully diluted                         	$    	(0.10)       	$     	0.36
	Dividends declared per share               	$     	0.03        	$     	0.025
	Average common equivalent shares
   outstanding:
     	Primary                                		4,004,628         		4,091,376
     	Fully Diluted                          		5,229,518         		5,316,266

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                                   	Nine Months Ended
                                          September 30, 1994  September 24, 1993

REVENUES
        Commissions                          $19,155,029         $20,527,255
       	Principal transactions              		16,659,807        		17,852,737
       	Investment banking                   		9,930,380        		22,904,797
       	Interest                             		7,939,749         		6,591,731
       	Sale of investment company shares    		7,758,169         		9,020,800
       	Sale of insurance products           		1,720,256         		1,476,933
       	Sale of unit investment trusts       		1,773,286         		2,868,982
       	Other                                		7,209,062         		4,439,439
                                             -----------         -----------
                                            		72,145,738        		85,682,674
EXPENSES
       	Employee compensation & benefits     	46,066,914        		53,230,228
       	Commissions & floor brokerage        		1,550,351         		1,820,773
       	Communication & office supplies      		5,784,508         		5,264,184
       	Occupancy & equipment rental         		6,663,790         		5,764,504
       	Promotional                          		2,208,903         		2,283,412
       	Interest                             		4,312,391         		3,431,419
       	Other operating expenses             		7,174,534         		5,692,286
                                             -----------         -----------
                                            		73,761,391        		77,486,806
                                             -----------         -----------
     (LOSS) INCOME BEFORE INCOME TAXES      		(1,615,653)        		8,195,868
	 (Benefit) Provision for income taxes        		(643,638)        		3,042,708
                                             -----------         -----------
     	NET (LOSS) INCOME                     	$  (972,015)       	$	5,153,160

	Net (loss) income per share:
     	Primary                               	$    	(0.24)       	$     	1.28
     	Fully diluted                         	$    	(0.24)       	$     	1.07
	Dividends declared per share               	$     	0.06        	$     	0.075
	Average common equivalent shares
   outstanding:
     	Primary                                		4,097,105         		4,036,504
     	Fully Diluted                          		5,321,995         		5,280,319

See Notes to Consolidated Financial Statements.

                    STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                   	Nine Months Ended
                                          September 30, 1994  September 24, 1993
CASH FLOWS FROM OPERATING ACTIVITIES
	Net (loss) income                          	$  	(972,015)      	$ 	5,153,160
	Non-cash items included in earnings:
  	Depreciation and amortization              		1,872,214         		1,548,963
  	Bonus notes amortization                     		567,158           		336,228
  	Deferred compensation                        		353,656           		335,304
  	Provision for litigation and bad debt        		839,597          	1,212,198
  	Unrealized (gains) losses on investments    		(403,317)          		349,938
  	Amortization of restricted stock awards       		89,853           		177,277
                                             ------------        ------------
                                              		2,347,146         		9,113,068

	Decrease (increase) in operating receivables:
   Customers                                 		17,601,168        		(9,554,715)
  	Brokers and dealers                       	(18,363,370)       		(1,747,750)
	(Decrease) increase in operating payables:
  	Customers                                   (8,988,483)        	(6,406,378)
  	Brokers and dealers                       		19,922,170         		6,759,129
	Decrease in other receivables and assets:
  	Cash & U.S. Government securities
     segregated for the exclusive benefit
     of customers                                		96,847         		3,696,719
  	Securities owned                          		67,471,113        		87,454,565
  	Other assets                                 		834,543         		1,336,310
	Increase (decrease) in liabilities:
  	Securities sold not yet purchased          		3,456,828         		2,049,783
  	Securities sold under repurchase agreement      - -            (36,906,900)
  	Drafts payable, accrued expenses, and
    	employee compensation                   		(7,827,181)       		(9,847,234)
                                             ------------        ------------
	Cash Provided By Operating Activities       $ 76,550,781       	$ 45,946,597

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)
                                                   	Nine Months Ended
                                          September 30, 1994  September 24, 1993
 Cash Provided By Operating Activities -
  	from previous page                       	$ 76,550,781       	$ 45,946,597

CASH FLOWS FROM FINANCING ACTIVITIES
	Net payments for short-term borrowings
   from banks                                	(72,350,000)        (47,515,000)
	Proceeds from:
  	Employee stock purchase plan                 		611,688           		627,587
  	Exercised stock options                       		58,424           		239,930
  	Dividend reinvestment plan                       		423              - -
	Payments for:
  	Purchase of treasury stock                		(1,252,807)       		(1,314,314)
  	Restricted Stock Awards                         - -              		(61,086)
  	Principal payments under capital leases     		(508,003)         		(455,027)
  	Cash Dividends                              		(239,104)         		(282,455)
                                             ------------        ------------
	Cash Used For Financing Activities           (73,679,379)      		(48,760,365)

CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from:
  	Sale of investments                            		7,048            		53,414
  	Sale of office equipment and leasehold
     improvements                                 		5,411             		7,084
	Payments for:
  	Acquisition of office equipment, leasehold
    	improvements and building                 (1,355,459)        	(1,148,377)
  	Acquisition of investments                   		(84,888)         		(993,215)
  	Bonus notes                               		(2,635,462)         		(857,530)
                                             ------------        ------------
	Cash Used For Investing Activities          		(4,063,350)       		(2,938,624)

	Decrease in cash and cash equivalents        	(1,191,948)       		(5,752,392)
 Cash and cash equivalents - beginning
   of period                                   	6,542,052        		12,436,988
                                             ------------        ------------
	Cash and Cash Equivalents - end of period   $ 	5,350,104       	$ 	6,684,596
                                             ============        ============

Supplemental disclosure of cash flow
 information:
  	Income tax payments                      	$   	118,396       	$ 	3,651,357
  	Interest payments                        	$ 	4,566,281       	$ 	3,334,922

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

	The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1994.
For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the five-month transition period ended December 31, 1993.


NOTE B - NET CAPITAL REQUIREMENT

	As a registered broker-dealer and member of the New York Stock Exchange, the Company's brokerage subsidiary, Stifel, Nicolaus & Company, Incorporated
(SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. The broker-dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At September 30, 1994, SN & Co. had net capital of $23,244,122 which was 16% of its aggregate debit balances and $20,273,529 in excess of the 2% net capital requirement.


NOTE C - INCOME TAXES

	Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS ) No. 109, "Accounting for Income Taxes." This statement requires, among other provisions, that deferred taxes be adjusted to reflect current rates. The adoption of SFAS No. 109 did not have a material effect on the Company's financial condition or result of operations.


NOTE D - SUBSEQUENT EVENT

	On October 18, 1994, the board of directors declared a regular quarterly dividend of $0.03 per share, payable on November 15, 1994 to stockholders of record November 1, 1994.













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

	Three months ended September 1994 and September 1993

	The Company recorded a net loss of $420 for the three months ended September 30, 1994, compared to net income of $1,726, for the three months ended September 24, 1993, a decrease of $2,146. The primary loss per share was $0.10 compared to the previous year's primary earnings per share of $0.42, a decrease of $0.52. The decline was primarily attributable to sharply reduced investment banking fee income and a decrease in commissionable revenues.

	Total revenues, for the three months ended September 30, 1994, decreased $5,865 (19.9%) to $23,573 from $29,438, from the year earlier quarter. Investment banking revenues decreased $5,261 (65.7%), from the same period one year earlier, principally due to decreased municipal bond offerings, most of which were refundings of existing issues. Municipal refunding activity had been unusually robust during the past two years as interest rates were declining. As rates began to rise, industry wide refunding activity has slowed considerably causing the sharp comparative declines. Management believes that retail investors' uncertainty over the current market conditions has caused the commission revenues to decline $2,311 (20.6%). Agency commission, sale of investment company shares, and sale of unit investment trusts decreased $597 (9.3%), $1,019 (32.3%), and $721 (62.4%), respectively.
The declines were partially offset by the $25 (4.9%) increase in the sale of insurance products. Other revenues increased $1,115 (75.9%) as a result of the trade date commission adjustment and the investment advisory fees produced by the late 1993 acquisition of Todd Investment Advisors, Inc. ("Todd").

	Net interest income decreased $132 (9.4%) to $1,276 from $1,408, of the prior year. The interest revenue increase was due to increased margin interest revenues of $949, resulting from increased borrowing by customers coupled with higher interest rates.

	Total expenses for the quarter decreased $2,331 (8.8%), primarily due to reduced compensation and other expenses which vary directly with revenue production. Compensation & benefits and commission & floor brokerage decreased $3,271 (18.3%) and $36 (6.4%), respectively. The majority of the compensation decreases were in incentive compensation, Investment Executive compensation, and other variable compensation which in the aggregate decreased $4,035 (32.0%), consistent with the overall revenue and profit decreases.

	Occupancy, equipment, communication and supplies expenses increased $482, a result of expanding the retail branch system and the addition of Todd.  Retail office locations increased by 11 (15.9%) to a total of 80.  These increases were partially offset by a decrease in promotional expenses of $80 (10.5%).

	Nine months ended September 1994 and September 1993

	The Company incurred a net loss, for the nine months ended September 30, 1994 of $972. This compares to net income of $5,153 for the nine months ended September 24, 1993. Per share amount decreased $1.52 to a loss of $0.24 per primary share from earnings per primary share of $1.28 in 1993. The diminished results were primarily attributable to lower commission activity, a substantial decline in investment banking activity, and decreased trading profits.

	Total revenues decreased $13,537 (15.8%) to $72,146 from $85,683 from the prior year's nine-month period, mostly as a result of decreased investment banking revenues, which decreased $12,974 (56.6%) to $9,931 from $22,905, from the year earlier period. This decline was principally due to sharply decreased municipal underwriting activity. Principal transactions decreased $1,193 (6.7%) to $16,660 from the $17,853 recorded in the prior year, due to lower profits on trading inventories and decreased availability of municipal bond product. Commissionable revenues decreased $3,488 (10.3%) of which agency commission, sale of investment company shares, and sale of unit investment trusts decreased $1,372 (6.7%), $1,263 (14.0%), and $1,096 (38.2%), respectively. These decreases were partially offset by the increased sale of insurance products of $243 (16.5%).

	Other revenues increased $2,770 (62.4%) resulting from gains in investments of $407, compared to unrealized losses of $343, in the year earlier period.
Investment advisory fees climbed to $1,929 over last year's $763, an increase of $1,166 (152.9%), virtually all of which  was attributed to Todd.

	Net interest income increased $467 (14.8%) to $3,627 from $3,160 of the prior year. The increase resulted from an increase in margin interest revenues of $1,944, due to increased borrowing by customers coupled with higher interest rates.

	Total expenses, for the nine months ended, decreased $3,725 (4.8%) to $73,761 compared to $77,487 for the prior year's comparable period, primarily due to reduced compensation and other expenses which vary with revenue production. Employee compensation & benefits and commission & floor brokerage decreased $7,163 (13.5%) and $270 (14.9%), respectively. Incentive compensation, Investment Executive compensation, and other variable compensation in the aggregate decreased $9,900 (26.6%), primarily because of decreases in commissionable revenues, investment banking revenues, and overall company profitability. The remaining employee compensation and benefits increased $2,737 (17.1%) due to increased staffing required for the newly opened retail brokerage offices, the addition of Todd, normal cost of living increases, and increased cost of health care benefits.

	Occupancy, equipment, communication, and supplies expenses increased $1,420 for the same reason explained in the three months results of operations ended
September 1994.  Other operating expenses increased $1,482 (26.0%), largely due to increased professional fees of $1,051 (53.4%) resulting from an ongoing
SEC investigation of certain Oklahoma municipal securities and increased employment and recruitment fees related to seeking additional sources of revenue production.  The provision for doubtful accounts increased $634, relating to uncertain collectibility of employment notes receivable.

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

	For the nine months ended September 30, 1994, cash and cash equivalents decreased $1,192 (18.2%) to $5,350 from $6,542 at December 31, 1993. Cash provided by the decrease in securities owned of $67,471, which resulted principally from lower municipal bond inventories, and cash provided by the increase in operating payables of $10,934 were used primarily for repayment of short-term bank borrowings which decreased $72,350, purchase of treasury stock of $1,253, acquisition of equipment, leasehold improvements and building of $1,355 and issuance of employment notes of $2,635.

	SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At September 30, 1994, SN & Co. had net capital of $23,244 which exceeded the minimum net capital requirements by $20,274.

	Management believes that funds from operations and available unused informal and formal short-term credit arrangements of $141,400, at September 30, 1994, will provide sufficient resources to meet the present and anticipated financial needs.

	In addition, SN & Co. has available a revolving subordinated loan from a financial institution. The subordinated loan will enhance the Company's ability to obtain temporary capital for underwriting and other commitments, if the need arises.

	Recent market conditions and the low activity for corporate and municipal underwritings have caused commissions, investment banking revenues and related principal transaction revenues to vary significantly downward from prior periods. Correspondingly, variable compensation expense related to the production of these revenues also varied downward. Management has taken steps to eliminate fixed costs associated with revenue production, closed unprofitable branches, and is continuing its effort to grow the number of Investment Executives to increase retail revenue production. Management considers the near Southwest region to be a major market and has committed resources to maintaining the firm's presence there. As a result, the Oklahoma City office was reorganized and duplicated administrative costs were eliminated. A regional manager was hired to oversee the retail production in the region and a new Director of Fixed Income was hired to manage firm-wide bond underwriting, institutional sales and trading. The firm's previous executive officer responsible for the Southwest region and the previous executive officer primarily responsible for the underwriting of municipal bonds in the Oklahoma City office terminated their employment with SN & Co.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

	There were no material changes, during the nine months ended September 30 1994, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Such information is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. (Reference to Item 601(b)		                      Sequential
	          	of Regulation S-K)			             Description	      	Page Number
    -------------------------------------   ---------------      -----------
                  	11                      	Computation of           17
                                          Earnings	Per Share

                  	27                 	Financial Data Schedule      	18


(b)	Reports on Form 8-K

	There were no reports on Form 8-K filed during the quarter ended September 30,
 1994.

                                   SIGNATURES


Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              	STIFEL FINANCIAL CORP.
                                                  	(Registrant)

Date:	November 11, 1994                       	By 	/s/	Gregory F. Taylor
                                                			Gregory F. Taylor
                                                  	(Chief Executive Officer)


Date:	November 11, 1994                       	By 	/s/	Mark D. Knott
                                              	Mark D. Knott
                                              	(Principal Financial Officer)

                              EXHIBIT INDEX




	Exhibit                                                  		Sequential
	Number                       	Description                 	Page Number
 -------             ---------------------------------      -----------
  	11               	Computation of Earnings Per Share         	17

  	27                    	Financial Data Schedule              	18