Form 10-Q/A
period 1994-09-30
STIFEL FINANCIAL CORP
filed 1994-11-23
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                   					   WASHINGTON, D.C.  20549

                 					       FORM 10-Q/A NO. 1

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

       	   _____________________________________________________
	          (Former name, former address, and former fiscal year,
              		       if changed since last report)

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

Pursuant to the Securities Exchange Act of 1934 and Regulation S-T of the Securities and Exchange Commission, the registrant is filing this Form 10-Q/A No. 1 in order to amend the Exhibit 27, Financial Data Schedule, for the nine-month year to date period ended September 30, 1994.




                          				   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 						STIFEL FINANCIAL CORP.
                                    							(Registrant)

Date:   November 21, 1994              By /s/ Gregory F. Taylor
                                 									Gregory F. Taylor
                                   							(Chief Executive Officer)


Date:   November 21, 1994              By /s/ Mark D. Knott
                                    						Mark D. Knott
                                    						(Principal Financial Officer)

                       			      EXHIBIT INDEX




       	   Exhibit
      	    Number                          Description
       	--------------         -----------------------------------
       	     27                      Financial Data Schedule