Form 10-K
STIFEL FINANCIAL CORP
filed 1995-03-31
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
(Mark One)
/x/Annual  report  pursuant  to Section 13 or  15(d)  of  the  Securities
   Exchange Act of 1934 [Fee Required]
   For the fiscal year ended December 31, 1994

/ /Transition  report  pursuant to Section 13 or  15(d)  of  the  Securities
   Exchange Act of 1934 [No Fee Required]
   For the transition period from ___________________ to  _________________.

Commission file number 1-9305
                         STIFEL FINANCIAL CORP.
      (Exact name of registrant as specified in its charter)
         DELAWARE                             43-1273600
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

     500 N. Broadway
   St. Louis, Missouri                       63102-2188
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    314-342-2000

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange
       Title of Each Class                 On Which Registered
Common Stock, Par Value $.15 per share     New York Stock Exchange
                                           Chicago Stock Exchange

Preferred Stock Purchase Rights            New York Stock Exchange
                                           Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to
such filing requirements for the past 90 days.          Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

Aggregate market value of voting stock held by non-affiliates of the registrant at March 15, 1995 was $23,760,907.

Shares of Common Stock outstanding at March 15, 1995: 4,198,780 shares, par value $.15 per share.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference to Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 25, 1995 are incorporated by reference to Part III hereof. Exhibit Index located on pages 23 - 25.

                                  PART I

ITEM 1. BUSINESS

Stifel Financial Corp. ("Financial") was organized in fiscal year 1983 pursuant to a plan of reorganization whereby Stifel, Nicolaus & Company, Incorporated ("Stifel, Nicolaus") became a wholly-owned subsidiary of Financial. Stifel, Nicolaus is the successor to a partnership founded in 1890. The term "Company" as used herein means Financial and its subsidiaries.

The Company offers securities-related financial services through its wholly owned operating subsidiaries, Stifel, Nicolaus, Century Securities Associates, Inc., Todd Investment Advisors, Inc. and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 72 locations. The Company's customers include individuals, corporations, municipalities and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest. On February 6, 1995 the Company entered into an agreement whereby, subject to certain conditions, it has agreed to sell all of the assets related to its operations in Oklahoma, which consists of 23 retail securities offices and a municipal underwriting, trading, and institutional sales operation, and three retail offices in Texas. During 1994 these operations comprised 14% of the Company's total revenue.

Principal Sources of Revenue

The amounts of each of the principal sources of revenue of the Company for the calendar year, the five-month transition period and each of the two prior fiscal years is contained on page 18 of the Company's 1994 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Commissions

During recent years, most of the Company's securities commissions resulted from transactions with retail (individual) investor accounts. Retail commissions are charged on both stock exchange and over-the-counter transactions in accordance with the Company's commission schedule. In certain cases, discounts from that schedule are granted, usually on large trades or to active customers.

The percentage of total commission revenue from institutional customers is not accounted for separately. Institutional accounts, which are primarily fixed income, are serviced primarily by the Company's offices in St. Louis and Oklahoma City. Retail investment executives also receive orders from institutional customers from time to time.

Principal Transactions

The Company trades as principal in the over-the-counter market. It acts as both principal and agent to facilitate the execution of customers' orders. The Company "makes a market" in various securities of interest to its customers through buying, selling and maintaining an inventory of these securities. The Company does not engage in a significant amount of trading for its own account. The Company also buys corporate and municipal bonds for its own account in the secondary market, maintains an inventory, and resells from that inventory to other dealers and to institutional and retail customers.

Investment Banking

The Company manages the underwriting of both corporate and municipal securities and participates as an underwriter in syndicates of issues managed by other firms. The corporate and public finance departments are responsible for originating underwritings, mergers and acquisitions, placements, valuations, financial advisory work and other investment banking matters. The Company acts as an underwriter and dealer in bonds issued by states, cities and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated and sold through its offices in Oklahoma City and St. Louis. Such underwritings represent an important part of the Company's revenues. As a result of the negative publicity surrounding the ongoing formal investigation by the Securities and Exchange Commission (SEC) into certain municipal bond issues managed by the Oklahoma City office, the Company's ability to generate future municipal bond underwritings in Oklahoma has been seriously impaired (see also Item 7. Management Discussion and Analysis and Note H of the Consolidated Financial Statements incorporated by reference herein) and as previously noted, the Company has agreed to sell the assets of its Oklahoma City based public finance operation.

Management expects the level of production of municipal bond underwritings and related revenue generated by the St. Louis office, while somewhat negatively impacted by the SEC investigation, to return to normal levels during 1995.

The management of and participation in public offerings involves significant risks. An underwriter may incur losses if it is unable to resell, at a profit, the securities it has purchased. Under the Securities Act of 1933, other statutes and court decisions, an underwriter is subject to substantial liability for misstatements or omissions that are judged to be material in prospectuses and other communications related to underwritings. Underwriting commitments cause a charge against net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission -- see "Regulation"); and, consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of available net capital of the Company.

Other Business

The Company has dealer-sales agreements with numerous distributors of investment company shares. These agreements provide generally for dealer discounts ranging up to 5.75 percent of the purchase price, depending upon the size of the transaction.

The Company handles for its customers put and call option transactions traded on the Chicago Board Options Exchange, Inc., American Stock Exchange, Inc., Philadelphia Stock Exchange, Inc., and, to a much lesser extent, in the over-the-counter market.

The Company has a wholly owned subsidiary, Century Securities Associates, Inc. (CSA), an introducing broker-dealer. CSA contracts with independent licensed brokers to sell securities and other investment products to retail (individual) investor accounts. The customer accounts are carried by Stifel, Nicolaus, the carrying broker-dealer. CSA is licensed in 50 states and has 63 registered representatives. Management expects CSA to continue to grow in significance to the Company's operation as a whole.

In  1993  the  Company formed a subsidiary, Stifel Asset  Management  Corp.
(SAM), to act as a holding company for two investment advisory firms, Pin Oak Capital, Ltd. (Pin Oak), and Todd Investment Advisors, Inc. (Todd). Pin Oak, which operated formerly as the investment advisory division of Stifel, Nicolaus, was formed as an investment advisory firm and began operations during the five month transition period in 1993. SAM purchased all of the outstanding stock of Todd, an investment advisory firm located in Louisville, Kentucky, in December 1993. Both Pin Oak and Todd provide investment advice and services to individual, fiduciary and corporate clients. Combined assets under management for the two firms at December 31, 1994 was approximately $2,297,000,000. Pin Oak holds registrations as an investment advisor in six states. Todd is registered as an investment advisor in twelve states.

During fiscal 1993, the Company also formed a subsidiary for the purpose of purchasing various types of mortgage loans which will be securitized and sold to institutional investors through Stifel, Nicolaus. Attempts to penetrate that market were unsuccessful and the subsidiary ceased operations during 1994.

Various subsidiaries of the Company act as General Partners in certain limited partnerships for which Stifel, Nicolaus has sold limited partnership interests to the public. The subsidiaries may receive distributions upon the dissolution of such partnerships, but the amount and timing of receipts of such distributions, if any, cannot be determined at this time and are subject to the usual risks and liabilities associated with acting as a general partner.

Customer Financing

Securities are purchased for customers on either a cash or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. ("NYSE") margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline which could reduce the value of its collateral below the amount of the customers' indebtedness.

Research

The Company's research department provides retail and institutional customers information and recommendations on the securities of specific companies. These services are rendered without charge. The Company also purchases research services from other firms.

Competition

The Company competes with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, an increasing number of specialized firms, as well as banks, savings and loans, and other financial institutions, now offer discount brokerage services to individual retail customers. These firms generally charge lower commission rates to their customers without offering services such as portfolio valuation, investment recommendations and research. Competition from such discount brokerage services may adversely affect revenues of the Company and other firms providing full retail brokerage services. Banks also compete with brokerage firms by offering certain investment banking and corporate finance services.

Although the Company operates in a competitive environment, management believes that the expertise acquired in its market area over its 104-year history, its personnel, and its equity capital provide it with the resources necessary to compete.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc., the Municipal Securities Rulemaking Board, and the national securities exchanges, such as the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales practices, trade practices among broker-dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Additional legislation,
changes   in   rules   promulgated  by  the  SEC  and  by   self-regulatory
organizations, and changes in the interpretation or enforcement of existing
laws  and  rules  often  directly  affect  the  method  of  operation   and
profitability   of   broker-dealers.   The  SEC  and  the   self-regulatory
organizations may conduct administrative proceedings which can result in censures, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

As a broker-dealer and member of the NYSE, Stifel, Nicolaus is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than 2 percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel, Nicolaus computes its net capital under the alternative method.

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4 percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5 percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel, Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel, Nicolaus had net capital of approximately $12,673,000 at December 31, 1994, which was approximately 8.5 percent of aggregate debit balances and approximately $9,696,000 in excess of required net capital.

Employees

There were 861 individuals employed by the Company as of February 28, 1995. This includes both full and part-time personnel.

ITEM 2.  PROPERTIES

The headquarters and administrative offices of the Company, Stifel, Nicolaus and CSA are located in downtown Saint Louis, Missouri. Todd is located in Louisville, Kentucky. Pin Oak is located in New York, New York. Stifel Nicolaus has a retail branch office system located in 13 states, primarily in the Midwest. The Company has a total of 72 locations in 15 states. The Company owns one building in Oklahoma City, Oklahoma, which is utilized for retail branch office space. All other offices are located in leased premises. The Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense for the twelve month period ended December 31, 1994, for office space and equipment, was approximately $4,596,000. Further information about the lease obligations of the Company is provided in Note D to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits and arbitrations, some of which claim substantial amounts, including punitive damage claims. While results of litigation and arbitration cannot be predicted with certainty, management, based on opinions of outside counsel, has provided for actions most likely of adverse disposition and believes that the effects of resolution of all such litigation and arbitration beyond the amounts provided will not have a material adverse effect on the Company's consolidated financial position. However, depending on the period of resolution such effect could be material to the financial results of an individual operating period.

The Securities and Exchange Commission is conducting a formal investigation into possible violations of the federal securities laws in connection with certain municipal bond issues managed by the Oklahoma City based public finance department where the Company was the managing or co-managing underwriter. The Company is cooperating fully with the investigation. At this time no action or claims have been asserted against the Company. However, management, based on discussions with legal counsel, is of the opinion that claims asserted, if any, related to this investigation would have no material effect on the Company's financial position.

See Note H to the Company's Consolidated Financial Statements, filed herein.

Executive Officers of the Registrant
The following information is furnished pursuant to General Instruction G(3) of Form 10-K with respect to the executive officers of Financial:

                            Positions or Offices              Position with the
        Name         Age      with the Company                   Company Since

George H. Walker III  64  Chairman of  the  Board  of                  1976
                          Financial and Stifel, Nicolaus

Gregory F. Taylor     45  President and Chief Executive Officer        1985
                          of Financial and Stifel, Nicolaus

Mark D. Knott         46  Secretary, Treasurer and Chief Financial     1986
                          Officer of Financial and Senior Vice
                          President and Chief Financial Officer
                          of Stifel, Nicolaus

Rick E. Maples        36  Senior Vice President and Director of        1984
                          Investment Banking - Corporate Finance
                          of Stifel, Nicolaus

Michael A. Murphy     44  Senior Vice President - Director of          1989
                          Retail Group of Stifel, Nicolaus

Lawrence E. Somraty   46  President  of  Century Securities            1977
                          Associates, Inc.

Gerald M. Cole        58  President and Chief Operating Officer        1993
                          of Stifel Asset Management
                          Corp. and Senior Vice
                          President of Stifel, Nicolaus

Charles R. Hartman    51  General Counsel and Senior Vice President    1994
                          of Stifel, Nicolaus

John H. Noonan        53  Director of Fixed Income Capital Markets     1994
                          and Senior Vice President of Stifel, Nicolaus


The following are brief summaries of the business experience during the past five years of each of the executive officers.

   Gerald M. Cole joined Stifel, Nicolaus and Stifel Asset Management in November, 1993. He is President and Chief Operating Officer of Stifel Asset Management Corp. and Senior Vice President of Stifel, Nicolaus. Prior to joining Stifel Asset Management Corp. and Stifel, Nicolaus, Mr. Cole served as Senior Executive Vice President of Kemper Financial Service Investment Management, where he was responsible for the Cash Products Group.

   Charles R. Hartman joined Stifel, Nicolaus in June of 1994. He is the General Counsel, Senior Vice President and Secretary of Stifel, Nicolaus. Prior to joining Stifel, Nicolaus, Mr. Hartman was the Regional Counsel for the Securities and Exchange Commission in Los Angeles, California and since April of 1982 a Los Angeles partner in the law firm of Rogers & Wells.

   Mark D. Knott joined Financial as Treasurer and Chief Financial Officer and Stifel, Nicolaus as Chief Financial Officer and Senior Vice President in 1986 and was elected Secretary of Financial in 1990.

   Rick E. Maples joined Stifel, Nicolaus in 1984. He served as First Vice President and Investment Banker of the Corporate Finance Department until October, 1992, when he became Senior Vice President and Director of Investment Banking - Corporate Finance Department of Stifel, Nicolaus.

   Michael A. Murphy joined Stifel, Nicolaus in 1989. He is Senior Vice President and Director of Retail Group of Stifel, Nicolaus. From 1989 - 1994, Mr. Murphy served as First Vice President and Director of Branch Administration.

   John H. Noonan joined Stifel, Nicolaus in August of 1994. He is Senior Vice President and Director of the Fixed Income Group of Stifel, Nicolaus. Prior to joining Stifel, Nicolaus, Mr. Noonan served as Vice President and Manager of Capital Markets of Nuveen & Co., where he also served as a member of the management committee.

  Lawrence E. Somraty has been with Stifel, Nicolaus since 1977. He served as Option Department Manager, Senior Registered Options Principal, Investment Advisor and Branch Manager. He became the President of Century Securities Associates, Inc. in January 1991.

   Gregory F. Taylor was branch manager of Stifel, Nicolaus' Chicago branch from October, 1985 until July, 1988. He became Executive Vice President and Director of National Sales and Marketing of Stifel, Nicolaus in July, 1988, Chief Operating Officer in November, 1991 and President and Chief Executive Officer as of October 26, 1992. He was elected a Vice President of Financial in October, 1991 and President and Chief Executive Officer as of October 26, 1992.

  George H. Walker III joined Stifel, Nicolaus in 1976, became President of Stifel, Nicolaus in December, 1978, and became Chairman of Stifel, Nicolaus in July, 1982. From the time of the organization of Financial in 1981 Mr. Walker has served as its Chairman of the Board and, until October 26, 1992, Mr. Walker served as its President and Chief Executive Officer. Mr. Walker is a director of Laclede Steel Company, Laidlaw Corp., and EAC Corporation. He is active in various community activities and is a former Chairman of Downtown St. Louis, Inc. and Webster University. He currently is Chairman of the Missouri Historical Society and a trustee of Webster University.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

a.)  Market Information
The common stock of Financial is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Financial's Common Stock for each full quarterly period for the calendar year, the five-month transition period, and the most recent fiscal year are as follows:

                                         Stock Price
                                         High - Low
                    ----------------------------------
                     Year 1994 By Quarter
                    ----------------------------------
                    First             $ 9 7/8 - 8 1/4
                    Second              8 1/2 - 7 1/4
                    Third               7 3/4 - 5 3/4
                    Fourth              5 3/4 - 5 1/4
                    ----------------------------------
                    Transition Period 1993
                    ----------------------------------
                    First             $10 3/8 - 9 1/8
                    Nov. & Dec., 1993   9 5/8 - 8 3/4
                    ----------------------------------
                    Fiscal Year 1993 By Quarter
                    ----------------------------------
                    First             $ 6 3/4 - 5 7/8
                    Second              7 1/4 - 6 1/8
                    Third               8 3/4 - 7 1/8
                    Fourth              9 3/8 - 7 7/8
                    ----------------------------------

b.)  Holders
The approximate number of stockholders of record on March 15, 1995 was 3,000.

c.)  Dividends
Dividends paid were as follows:
Record   Payment     Cash     Stock
 Date      Date    Dividend  Dividend

10/13/92 10/27/92   $0.10       5%
03/02/93 03/16/93   $0.025     - -
06/08/93 06/22/93   $0.025     - -
09/07/93 09/21/93   $0.025     - -
10/15/93 10/29/93    - -        5%
12/09/93 12/21/93   $0.03      - -
05/02/94 05/17/94   $0.03      - -
08/02/94 08/16/94   $0.03      - -
11/01/94 10/15/94   $0.03      - -

A regular quarterly cash dividend of $0.025 per share was established on February 9, 1993. On November 30, 1993 the regular quarterly cash dividend was increased to $0.03 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                       Stifel Financial Corp. and Subsidiaries
                                                  Financial Summary
                                       (In thousands, except per share amounts)
                                       Year Ended   Five Months
                                      December 31,     Ended                         Year Ended July
                                      ---------------------------------------------------------------------------------
                                          1994     Dec. 31, 1993      1993          1992          1991          1990
Revenues
Commissions                            $  25,407     $  11,949     $  26,456     $  25,204     $  19,957     $  20,520
Principal transactions                    22,567         9,313        25,201        25,260        19,432        16,084
Investment banking                        11,969        10,885        30,551        29,791        14,030        16,912
Interest                                  10,918         4,057         8,851         9,130         8,613        10,410
Sale of Investment company shares          9,674         4,906        10,741         8,638         5,411         5,528
Sale of unit investment trusts             2,736         1,362         3,220         2,611         2,188         2,218
Sale of Insurance products                 2,207         1,263         1,614         1,676         1,950         2,001
Other                                      8,448         2,720         6,837         5,699         5,635         6,560
                                       ---------     ---------     ---------     ---------     ---------     ---------
                                          93,926        46,455       113,471       108,009        77,216        80,233
Expenses
Employee compensation & benefits          60,652        29,421        68,657        63,891        46,126        46,908
Commissions & floor brokerage              2,120           845         2,485         2,437         2,055         2,217
Communications and office supplies         8,045         3,090         6,836         6,168         6,706         7,092
Occupancy & equipment rental               9,397         3,333         7,648         7,401         6,929         7,500
Promotional                                2,868         1,231         2,925         2,206         1,604         1,627
Interest                                   6,138         1,763         4,838         5,505         5,892         7,420
Provision for litigation and bad debts     2,467           473         1,237         3,745         4,816         1,953
Restructuring charge                       2,672             0             0             0             0             0
Other operating expenses                   8,788         3,239         7,575         7,588         5,874         4,963
                                       ---------     ---------     ---------     ---------     ---------     ---------
                                         103,147        43,395       102,201        98,941        80,002        79,680
Income (loss) before income taxes
  and extraordinary credit                (9,221)        3,060        11,270         9,068        (2,786)          553

Provision (Benefit) for Income Taxes
  Current                                 (1,962)        1,352         4,223         2,918           426           693
  Deferred                                (1,756)         (207)            9           445          (426)         (488)
                                       ---------     ---------     ---------     ---------     ---------     ---------
                                          (3,718)        1,145         4,232         3,363             0           205
Income (loss) before extraordinary
  credit                                  (5,503)        1,915         7,038         5,705        (2,786)          348

Extraordinary Credit -- tax benefit
  from utilization of net operating
  loss carryforward                          - -           - -           - -           648           - -           - -
                                       ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss)                      $  (5,503)    $   1,915     $   7,038     $   6,353     $  (2,786)    $     348
                                       =========     =========     =========     =========     =========     =========
Per Share Data
Primary earnings (loss)(a)             $   (1.29)    $    0.44     $    1.68     $    1.59     $   (0.71)    $    0.09
Fully Diluted earnings (loss)(a)           (1.29)         0.39          1.40          1.34         (0.71)         0.09
Cash dividends                              0.09          0.055         0.15          0.00          0.00          0.00

                                       Stifel Financial Corp. and Subsidiaries
                                                  Financial Summary
                                         (In thousands, except percentages)
                                       Year Ended   Five Months
                                      December 31,     Ended                         Year Ended July
                                      ---------------------------------------------------------------------------------
                                          1994     Dec. 31, 1993      1993          1992          1991          1990
Other Data
Total Assets                           $ 222,208     $ 288,203     $ 196,539     $ 191,059     $ 121,997     $ 148,654
Long-term obligations                  $  11,520     $  11,520     $  10,000     $  10,000     $  10,000     $  10,000
Stockholder's equity                   $  34,226     $  40,609     $  38,995     $  31,597     $  24,740     $  27,512
Net income as % average equity            * N.M.         4.81%        19.94%        22.55%        * N.M.         1.25%
Net income as % revenues                  * N.M.         4.12%         6.20%         5.88%        * N.M.          0.4%
Average common shares and share
  equivalents outstanding (a):
Primary                                    4,253         4,312         4,199         3,995         3,942         4,043
Fully Diluted                              5,539         5,598         5,541         5,281         3,942         4,043

(a) Retroactively restated to reflect the 5 percent stock dividends declared September 9, 1992, September 14, 1993, and January 24, 1995.
* Not Meaningful


The information called for in items 7 and 8 of Part II is set forth on the pages listed below of the Company's 1994 Annual Report to Stockholders and is incorporated herein by reference:

                                                                    Pages In
                                                                 Annual Report
                                                                To Stockholders

ITEM 7. Management's Discussion and Analysis of
      Financial Condition and Results of Operation.               7 through 14

ITEM 8. Financial Statements and Supplementary Data.             15 through 33


ITEM 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure

     None


                                 PART III

ITEMS 10 THROUGH 13

Financial intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1994. Accordingly, except to the extent included in Part I under the caption "Executive Officers of the Registrant", the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:
                                                            Reference page(s)
                                                            Annual Report to
                                                              Stockholders
  1. The following consolidated financial statements of Stifel Financial Corp. and subsidiaries, included on pages 15 through 24 in the 1994 Annual Report to Stockholders, are incorporated by reference in Item 8

     Report of Independent Accountants                             15

     Consolidated Statements of Financial Condition --
      December 31, 1994 and December 31, 1993                     16-17

     Consolidated Statements of Operations --
      Year ended December 31, 1994, five-month
      transition period ended December 31, 1993 and
      fiscal years ended July 30, 1993 and July 31, 1992           18

     Consolidated Statements of Stockholders' Equity --
      Year ended December 31, 1994, five-month
      transition period ended December 31, 1993 and
      fiscal years ended July 30, 1993 and July 31, 1992           21

     Consolidated Statements of Cash Flows --
      Year ended December 31, 1994, five-month
      transition period ended December 31, 1993 and
      fiscal years ended July 30, 1993 and July 31, 1992          19-20

     Notes to Consolidated Financial Statements                   22-32

  2. The following consolidated financial statement schedules of Stifel Financial Corp. and subsidiaries are filed herewith pursuant to ITEM 14(d):

      Report of Independent Accountants

      Schedule I - Condensed Financial Information of Registrant

      Schedule II - Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  3. Exhibits
     Exhibit No. (Referenced to Item 601(b) of Regulation S-K)

    (a)(1) Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on June 1, 1983, incorporated herein by reference to Exhibit 3.1 to Financial's Registration Statement on Form S-1, as amended (Registration File No. 2-84232) filed July 19, 1983.

    (a)(2) Amendment to Restated Certificate of Incorporation  of
           Financial filed with the Secretary of State of Delaware on May 11, 1987, incorporated herein by reference to Exhibit (3)(a)(2) to Financial's Report on Form 10-K for the year ended July 31, 1987.

    (a)(3) Certificate  of Designation, Preferences,  and  Rights
           of Series A Junior Participating Preferred Stock of Financial filed with the Secretary of State of Delaware on July 10, 1987, incorporated herein by reference to Exhibit (3)(a)(3) to Financial's Report on Form 10-K for the year ended July 31, 1987.

    (a)(4) Amendment to Restated Certificate of Incorporation  of
           Financial filed with the Secretary of State of Delaware on November 28, 1989, incorporated herein by reference to Exhibit
           (3)(a)(4) to Financial's Report on Form 10-K for the year ended July 27, 1990.

    (b) Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3(b)(1) to Financial's Report on Form 10-K for fiscal year ended July 30, 1993.

  4. Note Agreement dated as of October 15, 1988, between Financial and Bankers United Life Assurance Company and Pacific Fidelity Life Insurance Company, incorporated herein by reference to Exhibit 4 to Financial's Report on Form 10-Q for the quarterly period ended April 28, 1989. The Company hereby agrees to furnish the Securities and Exchange Commission copies of such instruments upon request.

  10.(a)(1) Employment Agreement with George H. Walker  III  dated
           August 21, 1987, incorporated herein by reference to Exhibit 10(c) to Financial's Report on Form 10-K for the fiscal year ended July 31, 1987.

     (a)(2) First Amendment to Employment Agreement with George H. Walker III, incorporated herein by reference to Exhibit 10(a)(2) to Financial's Report on Form 10-K for the fiscal year ended July 31, 1992.

     (b) Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit
           10.2 to Financial's Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

     (c)   1983   Incentive   Stock   Option   Plan   of   Financial,
           incorporated herein by reference to Exhibit 4(a) to Financial's Registration Statement on Form S-8 (Registration File No. 2-94326) filed November 14, 1984.

     (d)   1985   Incentive   Stock   Option   Plan   of   Financial,
           incorporated herein by reference to Exhibit 28C to Financial's Registration Statement on Form S-8, as amended (Registration File No. 33-10030) filed November 7, 1986.

     (e)   1987  Non-qualified  Stock  Option  Plan  of  Financial,
           incorporated   herein   by  reference  to   Exhibit   10(h)   to
           Financial's Report on Form 10-K for the fiscal year ended July 31, 1987.

     (f) Amendment to 1983 Incentive Stock Option Plan, 1985 Incentive Stock Option Plan and 1987 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10(f) to Financial's Report on Form 10-K for the fiscal year ended July 28, 1989.

     (g)(1) 1993 Employee Stock Purchase Plan of Financial, incorporated herein by reference to ANNEX A of Financial's Definitive Proxy Statement (Registration File No. 33-16150) filed October 28, 1992.

     (g)(2) First Amendment to the 1993 Employee Stock Plan of Financial, incorporated herein by reference to Exhibit 4.5 to
           Financial's   Registration  Statement  on  Form  S-8  (Registration
           File No. 33-53097) filed April 11, 1994.

     (h)   Restricted Stock Agreement effective as of October 1,  1992 with  Rick  E.  Maples,  incorporated  herein  by  reference  to
           Exhibit 10(l) to Financial's Report on Form 10-K for fiscal year ended July 30, 1993.

     (i) Employment and Non-Competition Agreement with Gregory F. Taylor dated July 26, 1993, incorporated herein by reference to
           Exhibit 10(m) to Financial's Report on Form 10-K for fiscal year ended July 30, 1993.

     (j)   Dividend   Reinvestment  and  Stock   Purchase   Plan   of
           Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

  11. Statement   regarding  computation  of  per  share   earnings,   filed
      herewith.

  13. Annual  Report to Stockholders for the year ended December  31,  1994.
      Except  for  those  portions  of  pages  expressly  incorporated   by
      reference, the 1994 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

  21. List of Subsidiaries of Financial, filed herewith.

  23. Consent of Independent Accountants, filed herewith.

  27. Financial Data Schedule BD, filed herewith.


(b)    Reports on Form 8-K:

  There were no reports on Form 8-K filed during the fourth quarter of Financial's fiscal year ended December 31, 1994.

  The Company filed a report on Form 8-K dated February 22, 1995. This Form 8-K contained information under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The exhibit filed was a Press Release dated February 7, 1995 announcing an agreement to sell the assets of the Oklahoma division of Stifel, Nicolaus & Company, Incorporated (a wholly-owned subsidiary of Stifel Financial Corp.) to Capital West Securities, Inc. ("Capital West Securities"), an Oklahoma corporation and a wholly-owned subsidiary of Capital West Financial Corporation, an Oklahoma corporation.

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 24th day of March, 1995.



                                     STIFEL FINANCIAL CORP.
                                          (Registrant)




                               By   /s/ Gregory F. Taylor
                                    Gregory F. Taylor
                                    (Principal Executive Officer)



                                    /s/ Mark D. Knott
                                    Mark D. Knott
                                    (Principal Financial and
                                    Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 24, 1995, in the capacities indicated.


      /s/ George H. Walker III          Chairman of the Board
      George H. Walker III


      /s/ Gregory F. Taylor             President, Chief Executive
      Gregory F. Taylor                 Officer, and Director


      /s/ Belle A. Cori                 Director
      Belle A. Cori


      /s/ Richard F. Ford               Director
      Richard F. Ford


      /s/ John J. Goebel                Director
      John J. Goebel


      /s/ Mark D. Knott                 Director
      Mark D. Knott


      /s/ Robert E. Lefton              Director
      Robert E. Lefton


      /s/ James M. Oates                Director
      James M. Oates

                     Report of Independent Accountants








Board of Directors
Stifel Financial Corp.
St. Louis, Missouri:


Our report on the consolidated financial statements of Stifel Financial Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 15 of the 1994 Annual Report to Stockholders of Stifel Financial Corp. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 12 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              /s/ Coopers & Lybrand, L.L.P.


St. Louis, Missouri
February 24, 1995

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEETS

                          STIFEL FINANCIAL CORP.



                                                Dec. 31, 1994   Dec. 31, 1993

ASSETS

Cash                                            $      9,155     $     9,155
Due from subsidiaries (a)                          4,255,352       4,128,910
Investment in subsidiaries (a)                    36,214,874      41,725,664
Office equipment and leasehold
  improvements, at cost, less allowances
  for  depreciation and  amortization  of
  $13,130,867 and $12,614,660, respectively        4,721,786       4,701,174
Investments, at cost                                 796,393       1,551,979
Goodwill and other intangible assets, net
  of amortization of $358,536 and
  $1,290,527, respectively                         1,279,593      1,390,383
Other assets                                         731,945      1,289,257
                                                 -----------    -----------
  TOTAL ASSETS                                   $48,009,098    $54,796,522
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiaries (a)                          $    39,456    $   631,375
Obligation under Capital Lease                     1,029,282        931,274
Long-term debt                                    11,520,000     11,520,000
Other liabilities                                  1,193,949      1,104,656
                                                 -----------    -----------
  TOTAL LIABILITIES                               13,782,687     14,187,305
                                                 -----------    -----------
Stockholders' Equity:
Capital stock                                        648,743        617,886
Additional paid-in capital                        18,491,086     17,268,905
Retained earnings                                 17,016,335     24,161,663
                                                 -----------    -----------
                                                  36,156,164     42,048,454

Less cost of stock in treasury                     1,731,974      1,240,452
Less unamortized stock awards                        197,779        198,785
                                                 -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                      34,226,411     40,609,217
                                                 -----------    -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $48,009,098    $54,796,522
                                                 ===========    ===========
(a)  Eliminated in consolidation.

See Notes to Consolidated Financial Statements (Item 8)

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (continued)

                    CONDENSED STATEMENTS OF OPERATIONS

                          STIFEL FINANCIAL CORP.




                                        Five
                           Year        Months           Year Ended
                           Ended       Ended
                         Dec. 31,     Dec. 31,      July 30,     July 31,
                           1994         1993          1993         1992


Revenues:

     Lease             $2,162,292    $791,330    $1,801,167   $1,755,564

     Other                 (7,522)     57,398       520,319       (4,472)
                       -----------   --------    ----------   -----------
                        2,154,770     848,728     2,321,486    1,751,092

Expenses:

     Depreciation and
       amortization     2,325,301     870,926     2,004,720    1,963,040

     Professional fees    236,506     121,574       549,122      648,007

     Miscellaneous        128,882      38,636       258,866       95,929
                       ----------   ---------    ----------   ----------
                        2,690,689   1,031,136     2,812,708    2,706,976
                       ----------   ---------    ----------   ----------
Loss before income taxes (535,919)   (182,408)     (491,222)    (955,884)

Provision (benefit)
   for income taxes:
     Current               53,406     (15,165)      (42,308)    (269,167)
     Deferred             (27,160)    (34,501)     (105,763)    (157,629)
                       ----------   ----------    ----------  -----------
                           26,246     (49,666)     (148,071)    (426,796)
                       ----------   ----------    ----------  -----------
Loss before equity in
  net (loss) income of
  subsidiaries           (562,165)   (132,742)     (343,151)    (529,088)

Equity in net (loss) income
  of subsidiaries      (4,941,170)  2,048,059     7,381,245    6,881,695
                      ------------ ----------    ----------   ----------
NET (LOSS) INCOME     $(5,503,335) $1,915,317    $7,038,094   $6,352,607
                      ============ ==========    ==========   ==========


See Notes to Consolidated Financial Statements (Item 8)

                    CONDENSED STATEMENTS OF CASH FLOWS
                          STIFEL FINANCIAL CORP.

                                              Five
                                 Year         Months         Year Ended
                                 Ended        Ended
                                Dec. 31,     Dec. 31,     July 30,    July 31,
                                  1994        1993         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income           $(5,503,335)  $1,915,317  $7,038,094  $6,352,607
 Non-cash items included in
  net (loss) income:
   Depreciation and
     amortization              2,325,301      870,926   2,004,720   1,963,040
   Unrealized loss on
     investments                 321,300         - -         - -       69,515
   Loss on sale of assets           - -          - -         - -        1,764
   Deferred tax benefit          (27,160)     (34,501)   (105,763)   (157,629)
   Undistributed loss
     (income) of subsidiaries  4,941,170   (2,048,059) (7,381,245) (6,881,695)
   Amortization of restricted
     stock awards and
     stock benefits              107,341      421,968     506,373     180,963
                               ---------    ---------   ---------   ---------
                               2,164,617    1,125,651   2,062,179   1,528,565
  Net change in due to/due
    from subsidiaries          (718,361)     (13,184)   1,094,158      91,786
  Decrease (increase) in
    other assets               1,365,788     840,208     (195,977)    (44,631)
  Increase in other
    liabilities                  180,271     156,311      513,107     220,104
                               ---------   ---------    ---------   ---------
CASH PROVIDED BY OPERATING
  ACTIVITIES                   2,992,315   2,108,986    3,473,467   1,795,824
                               ---------   ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from:
   Employee stock purchase plan  611,688     627,587      378,195     346,919
   Exercised options              81,213     110,788      267,319      61,855
   Dividend reinvestment plan        944        - -          - -         - -
 Payments for:
   Purchase of stock for
     treasury                 (1,416,932) (1,329,374)    (301,813)    (84,969)
   Restricted stock awards           - -     (33,937)     (81,449)    (38,265)
   Principal payments
     under capital lease        (710,089)   (263,096)    (590,252)   (583,263)
   Stock dividend
     fractional share payment        - -      (2,478)         - -         - -
   Cash dividend                (354,368)   (215,361)    (561,128)        - -
                              ----------- -----------   ----------   ---------
CASH USED FOR FINANCING
     ACTIVITIES               (1,787,544) (1,105,871)    (889,128)   (297,723)
                              ----------- -----------   ----------   ---------

                    CONDENSED STATEMENTS OF CASH FLOWS
                          STIFEL FINANCIAL CORP.

                                              Five
                                 Year         Months         Year Ended
                                 Ended        Ended
                                Dec. 31,     Dec. 31,     July 30,    July 31,
                                  1994        1993         1993         1992

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from:
   Distributions/sales
     received on investments      25,000         - -          - -         - -
   Sales of office
     equipment and leasehold
     improvements                 24,235         - -       16,430       7,665
   Dissolution of
     subsidiaries                505,000         - -          - -         - -
 Payments for:
   Investments in
     subsidiaries                    - -      (5,000)    (529,259)        - -
   Acquisition of
     investments                 (52,219)   (250,000)    (487,671)        - -
   Office equipment and
     leasehold improvements   (1,706,787)   (748,115)  (1,583,839) (1,505,766)
                              ----------- -----------  ----------- -----------
CASH USED FOR INVESTING
  ACTIVITIES                  (1,204,771) (1,003,115)  (2,584,339) (1,498,101)
                              ----------- -----------  ----------- -----------
Increase in cash                       0           0            0           0
Cash (beginning of period)         9,155       9,155        9,155       9,155
                              ----------- -----------  ----------- -----------
Cash (end of period)              $9,155      $9,155       $9,155      $9,155
                              =========== ===========  =========== ===========

Supplemental Disclosures of Cash Flow Information

  Schedule of Non-cash Investing and Financing Activities
Assumption of debt for
  acquisition of Todd         $      - -   $1,520,000  $      - -  $      - -
Fixed assets acquired
  under capital lease            808,000      257,000         - -    1,063,000
Stock dividends
  distributed                  1,287,000          - -    2,009,000   1,424,000







See Notes to Consolidated Financial Statements (Item 8)

             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

       COL. A                 COL. B       COL. C       COL. D         COL. E
                                          Additions
                            Balance at   Charged to                    Balance
                            Beginning     Costs and                     at End
     Description            of Period     Expenses    Deductions      of Period
Fiscal Year Ended December 31, 1994:
  Deducted from asset
    account:  Allowances
    for doubtful accounts  $1,435,058   $        0    $  364,073 (1) $1,070,985
  Deducted from asset
    account:  Allowances
    for doubtful notes
    receivables                     0    3,040,969       480,352 (2)  2,560,617
  Deducted from asset
    account:  Reserves
    for investments         1,071,007      322,404       420,616 (3)    972,795
  Deducted from asset
    account: Reserves for
    securities owned          450,000            0       450,000 (4)          0
Transition Period Ended December 31, 1993:
  Deducted from asset
    account:  Allowances
    for doubtful accounts   1,283,800      253,500       102,242 (1)  1,435,058
  Deducted from asset
    account:  Reserves for
    for investments         1,071,007           0              0      1,071,007
  Deducted from asset
    account: Reserves for
    securities owned          450,000           0              0        450,000
Fiscal Year Ended July 30, 1993:
  Deducted from asset
    account:  Allowances
    for doubtful accounts   1,455,627      32,500        204,327 (1)  1,283,800
  Deducted from asset
    account:  Reserves for
    for investments           727,007     350,000          6,000 (3)  1,071,007
  Deducted from asset
    account: Reserves for
    securities owned                0     450,000              0        450,000
Fiscal Year Ended July 31, 1992:
  Deducted from asset
    account:  Allowances
    for doubtful accounts   4,120,400     739,905      3,404,678 (1)  1,455,627
  Deducted from asset
    account:  Reserves for
    for investments         1,992,339     345,000      1,610,332 (3)   727,007

(1)  Uncollected accounts written off and recoveries.
(2)  Uncollected notes written off and recoveries.
(3)  Investments disposed of.
(4)  Securities disposed of.

                               EXHIBIT INDEX

                  Stifel Financial Corp. and Subsidiaries
                        Annual Report on Form 10-K
                       Year Ended December 31, 1994

Exhibit
Number                        Description


  11.          Statement regarding computation of
                         per share earnings.

  13.          1994 Annual Report to Stockholders.*

  21.          Subsidiaries of Stifel Financial Corp.

  23.          Consent of Independent Accountants.

  27.          Financial Data Schedule BD.


* Certain portions of the Annual Report to Stockholders are incorporated herein by reference; the Annual Report to Stockholders is not to be deemed filed as a part of this Annual Report on Form 10-K.