Form 10-K/A
period 1994-12-31
STIFEL FINANCIAL CORP
filed 1995-04-21
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                   			  WASHINGTON, D.C.  20549

                   			     FORM 10-K/A No. 1
(Mark One)
/x/Annual  report  pursuant  to Section 13 or  15(d)  of  the  Securities
   Exchange Act of 1934 [Fee Required]
   For the fiscal year ended December 31, 1994

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

                    			       EXHIBIT INDEX

	              	  Stifel Financial Corp. and Subsidiaries
                 			Annual Report on Form 10-K/A No. 1
              		       Year Ended December 31, 1994

Exhibit
Number                        Description
- -------               ----------------------------

  27.                  Financial Data Schedule BD.