Form 10-Q
period 1995-03-31
STIFEL FINANCIAL CORP
filed 1995-05-15
CIK 720672

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                                    OR
| | TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Shares of common stock outstanding at March 31, 1995:  4,210,681 par value $.15.

Exhibit Index is on page 15.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                   INDEX



                                                                  PAGE
                                                                 ------
PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       March 31, 1995 and December 31, 1994                       3-4

     Consolidated Statements of Operations --
       Three Months Ended March 31, 1995 and March 25, 1994        5

     Consolidated Statements of Cash Flows--
       Three Months Ended March 31, 1995 and March 25, 1994       6-7

     Notes to Consolidated Financial Statements                   8-9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  10-12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          13
Item 6. Exhibits and Reports on Form 8-K                           13
Signatures                                                         14

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  March 31,    December 31,
                                                    1995           1994
                                                 (Unaudited)      (Note)
                                               -------------  -------------
ASSETS
Cash and cash equivalents                      $  6,204,140   $  6,925,192
Cash segregated for the exclusive benefit
  of customers                                    1,318,830      1,316,419
Receivable from brokers and dealers              13,863,587     21,832,542
Receivable from customers, less allowance
  for doubtful accounts of $850,985 and
  $1,070,984, respectively                      134,724,085    139,898,597
Securities owned, at market value                23,316,122     23,318,907

Membership in exchanges, at cost
  (approximate market value:  $1,747,100
  and $1,655,000, respectively)                     513,015        513,015

Office equipment, leasehold improvements,
  and building, at cost, less allowances
  for depreciation and amortization of
  $13,938,634 and $13,518,137,
  respectively                                    5,115,680      4,778,649

Goodwill, net of accumulated amortization
  of $638,982 and $573,600, respectively          4,225,097      4,290,479

Notes and non-securities receivable from
  employees, net of allowance for
  doubtful receivables of $2,367,208 and
  $2,560,617, respectively                        5,714,082      5,620,239

Current income tax receivable                     1,646,349      1,514,734

Deferred tax asset                                4,638,900      4,638,900

Miscellaneous other assets                        6,124,222      7,560,116
                                               ------------   ------------
                                               $207,404,109   $222,207,789
                                               ============   ============

NOTE:  The Consolidated Statement of Financial Condition at December 31,
       1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                March 31,    December 31,
                                                  1995           1994
                                               (Unaudited)      (Note)
                                             -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks             $ 54,307,000   $ 65,650,000
Payable to brokers and dealers                 46,963,516     46,395,629
Payable to customers, including free
  credit balances of $19,780,863 and
  $15,600,835, respectively                    27,336,053     24,368,715
Market value of securities sold, but not
  yet purchased                                 5,975,673      4,252,110
Drafts payable                                 11,561,469     14,576,317
Accrued employee compensation                   6,446,218      9,109,502
Obligation under capital lease                    966,083      1,029,282
Accounts payable and accrued expenses           8,145,018     11,029,823
Long-term debt                                 10,760,000     11,520,000
Subordinated note                                  50,000         50,000
                                             ------------   ------------
       Total Liabilities                      172,511,030    187,981,378


         Stockholders' equity
Common stock                                      648,743        648,743
Additional paid-in capital                     18,266,990     18,491,086
Retained earnings                              16,959,169     17,016,335
                                             ------------   ------------
                                               35,874,902     36,156,164

Less cost of stock in treasury                    806,676      1,731,974
Less unamortized expense of restricted
  stock awards                                    175,147        197,779
                                             ------------   ------------
       Total Stockholders' Equity              34,893,079     34,226,411
                                             ------------   ------------
                                             $207,404,109   $222,207,789
                                             ============   ============

NOTE:  The Consolidated Statement of Financial Condition at December 31,
       1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                               Three Months Ended
                                          March 31, 1995  March 25, 1994
                                          --------------  --------------
REVENUES
  Commissions                             $ 6,852,654     $ 7,020,230
  Principal transactions                    5,331,299       4,492,938
  Investment banking                          744,840       4,938,723
  Interest                                  3,197,690       2,434,551
  Sale of investment company shares         2,062,669       3,276,705
  Sale of insurance products                  545,717         617,666
  Sale of unit investment trusts              426,399         984,631
  Other                                     2,833,268       2,061,521
                                          -----------     -----------
                                           21,994,536      25,826,965

EXPENSES
  Employee compensation & benefits         13,515,637      16,683,984
  Commissions & floor brokerage               574,037         484,873
  Communication & office supplies           2,155,239       1,980,308
  Occupancy & equipment rental              1,970,568       2,154,543
  Promotional                                 523,537         812,999
  Interest                                  2,087,295       1,289,147
  Other operating expenses                  1,049,582       2,131,728
                                          -----------     -----------
                                           21,875,895      25,537,582
                                          -----------     -----------
INCOME BEFORE INCOME TAXES                    118,641         289,383

  Provision for income taxes                   50,196         110,000
                                          -----------     -----------
   NET INCOME                             $    68,445     $   179,383
                                          ===========     ===========

  Net income per share:
    Primary                               $      0.02     $      0.04
    Fully diluted                         $      0.02     $      0.04
  Dividends declared per share            $      0.03     $      ---
  Average common equivalent shares
  outstanding:
    Primary                                 4,228,348       4,327,175
    Fully Diluted                           5,514,406       5,613,233

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                    Three Months Ended
                                              March 31, 1995  March 25, 1994
                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $     68,445   $    179,383
  Non-cash items included in earnings:
    Depreciation and amortization                   485,879        563,619
    Bonus notes amortization                        232,048        171,375
    Deferred compensation                           245,803        100,639
    Provision for litigation and bad debt              - -          97,093
    Unrealized gains on investments             (   622,408)          - -
    Amortization of restricted stock awards          22,632         51,543
                                               ------------   ------------
                                                    432,399      1,163,652

  Decrease in operating receivables:
    Customers                                     5,174,512     19,866,746
    Brokers and dealers                           7,968,955      9,392,301
  Increase (decrease) in operating payables:
    Customers                                     2,967,338    (11,685,665)
    Brokers and dealers                             567,887     11,734,533
  (Increase) decrease in assets:
    Cash segregated for the exclusive
      benefit of customers                      (     2,411)   (       968)
    Securities owned                                  2,785     25,038,976
    Notes receivable from officers and
      employees                                 (   440,108)   (   481,060)
    Miscellaneous other assets                    2,169,861        603,726
  Increase (decrease) in liabilities:
    Securities sold, not yet purchased            1,723,563      1,092,402
    Drafts payable, accounts payable and
      accrued expenses, and accrued employee
      compensation                              ( 8,808,740)   ( 5,737,635)
                                               ------------   ------------
  Cash Provided By Operating Activities        $ 11,756,041   $ 50,987,008
                                               ------------   ------------

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)
                                                    Three Months Ended
                                              March 31, 1995  March 25, 1994
                                              --------------  --------------
Cash Provided By Operating Activities
  - from previous page                         $ 11,756,041   $ 50,987,008
                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net payments for short-term borrowings
    from banks                                  (11,343,000)   (51,075,000)
  Proceeds from:
   Employee stock purchase plan                     755,274        611,688
   Exercised stock options                          102,723         45,406
   Dividend reinvestment plan                         3,122          - -
  Payments for:
   Settlement of long-term debt                 (   760,000)         - -
   Purchases of stock for treasury              (   159,917)   (   342,886)
   Principal payments under capital leases      (    63,199)   (   165,824)
   Cash dividends                               (   125,611)          - -
                                               ------------   ------------
  Cash Used For Financing Activities            (11,590,608)   (50,926,616)
                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of office equipment and leasehold
     improvements                                     6,100            281
   Sale of investments                                 - -           7,048
  Payments for:
   Acquisition of office equipment and
     leasehold improvements                     (   757,528)   (   639,242)
   Acquisition of investments                   (   135,057)   (     2,657)
                                               ------------   ------------
Cash Used For Investing Activities              (   886,485)   (   634,570)
                                               ------------   ------------
Decrease in cash and cash equivalents           (   721,052)   (   574,178)
Cash and cash equivalents - beginning
 of period                                        6,925,192      6,542,052
                                               ------------   ------------
Cash and Cash Equivalents - end of period      $  6,204,140   $  5,967,874
                                               ============   ============

Supplemental disclosure of cash flow information:
  Income tax payments                          $     11,257   $    116,000
  Interest payments                            $  2,335,526   $  1,629,941

See Notes to Consolidated Financial Statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal subsidiary, Stifel, Nicolaus & Company,
Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At March 31, 1995, SN & Co. had net capital of $10,636,199 which was 7% of its aggregate debit balances and $7,389,935 in excess of the 2% net capital requirement.


NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first quarter related to the accruals follows:

                                    Balance at     Charged      Balance at
                                     December    During First     March
                                     31, 1994      Quarter       31, 1995
Net Lease commitments for closed
   offices                         $ 1,400,000   $ 115,558     $ 1,284,442
Severance pay, extended benefits
   and receivables written off
   for terminated employees            875,000     385,254         489,746
Abandonment of leasehold
   improvements                        206,000     166,000          40,000
Contractual commitments                191,000     141,000          50,000
                                   -----------   ---------     -----------
      Total                        $ 2,672,000   $ 807,812     $ 1,864,188
                                   ===========   =========     ===========

Such amounts are included in the consolidated statement of financial condition under the caption of Accounts payable and accrued expenses at March 31, 1995 and December 31, 1994.


NOTE D - SALE OF OKLAHOMA-BASED OPERATIONS

  On February 7, 1995, the Company announced an agreement to sell the assets of its Oklahoma City-based operations to Capital West Financial Corporation subject to certain conditions. Included in the agreement are the assets related to the Company's retail offices in Oklahoma, several retail offices in Texas, and the Oklahoma-based public finance, institutional trading, and sales departments. If the transaction is consummated the Company will receive cash, secured and subordinated notes, and warrants to purchase a minority interest in Capital West Financial
Corporation. In addition, the agreement calls for Capital West Financial Corporation to assume or sublease certain office and equipment lease obligations of the Company. The sale would result in the reduction of approximately 70 investment executives and approximately 50 support staff located in 26 branch offices. This sale is planned to be consummated in May 1995.

  Pro forma financial information assuming the transaction had taken place at the beginning of the year is presented below:

            Pro Forma Combined Results of Operations
         Revenue                          $ 21,244,383
         Net Income                       $    149,623
         Earnings per primary share       $       0.04

  The  above  pro  forma  financial  information  do  not  purport  to   be
indicative of results which actually would have occurred had the sale been made on January 1, 1995.


NOTE E - SUBSEQUENT EVENT
  On April 27, 1995, the board of directors declared a regular quarterly dividend of $0.03 per share, payable on May 23, 1995 to stockholders of record May 9, 1995.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Three months ended March 1995 and March 1994

   The Company recorded net income of $68,000 for the quarter ended March 31, 1995, compared to $179,000 in the year earlier first quarter, a decrease of $111,000 (62.0%). Primary earnings per share was $.02, a decrease of $.02 per share compared to the previous years $.04 per primary share. The decrease is primarily attributable to the decreased commission and investment banking revenues.

    Total revenues decreased $3,832,000 (14.8%) to $21,995,000 from $25,827,000 resulting from decreased investment banking revenues and commission revenues which declined $4,194,000 (84.9%) and $2,012,000 (16.9%), respectively, offset somewhat by increased trading profits and other income.

   Investment banking revenues decreased mostly because of the decrease in municipal bond refundings. In addition, the negative publicity surrounding the SEC investigation into certain municipal bond offerings managed by the Company's Oklahoma City based municipal finance operations has impaired the Company's ability to generate investment banking revenues from its Oklahoma operations. Historically, the Company has been a major underwriter of Oklahoma municipal issues.

   Commission revenues declined $2,012,000 (16.9%), principally because of retail investor's uncertainty of the current market conditions. In addition, the number of investment executives decreased by 45 to 335 from
380. The reduction in investment executives was caused by the involuntary termination of low producing investment executives and voluntary resignations. Agency commissions, sale of investment company shares, sale of insurance products and sale of unit investment trusts decreased $167,000 (2.4%), $1,214,000 (37.0%), $72,000 (11.7%) and $559,000 (56.8%),
respectively. Principal transactions increased $838,000 or 18.7% as a result of increased trading profits over the first quarter of 1994 which were negatively impacted by increased interest rates.

   Other revenues increased $772,000 (37.5%) as a result of an increase in unrealized gains on non-marketable investments, (which were realized early in the second quarter) and increases in managed account fees.

   Interest revenue increased $763,000 (31.3%) due to increased margin interest resulting from higher margin rates charged to customers; however, net interest retention decreased due to an increase in average borrowing rates coupled with a reduction of municipal interest income due to lower inventory levels.

    Total  expenses  decreased  $3,661,000  (14.3%)  to  $21,877,000   from
$25,538,000 primarily due to decrease variable compensation and other variable expenses.

   Employee compensation and benefits decreased $3,168,000 (19.0%)  due  to
decreased   variable   compensation  which  decreased  $2,521,000   (24.9%)
correlating to the decreased revenue production.

   During the fourth quarter of 1994 the Company implemented a plan of restructuring and downsizing. As a result, certain expense categories reflected decreases from the previous year's level including salaries and benefits which decreased $647,000 (9.9%), occupancy and equipment which decreased $184,000 (8.5%), and promotional expense which decreased $289,000 (35.6%).

  Other expenses decreased $1,082,000 (50.7%) to $1,050,000 from $2,132,000 as a result of a decrease in professional fees (mostly legal), settlements and bad debts, charitable contributions and customer statement processing which decreased $178,000, $554,000, $260,000 and $72,000, respectively.

  Liquidity and Capital Resources

  The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long-term senior convertible notes, and other payables. Changes in securities market volumes, related customer borrowing demands, and levels of securities inventory affect the amount of the Company's financing requirements. Because of the nature of the Company's business, the changes in operating assets and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are not very useful indicators of long-term trends in the Company's cash flow from operations.

  For the three months ended March 31, 1995, cash and cash equivalents decreased $721,000 (10.4%) to $6,204,000 from $6,925,000 at December 31,
1994. Cash provided by operating activities was primarily used for payment of short-term borrowings from banks. The cash provided by operating activities were principally attributed to decreases in operating receivables and miscellaneous assets of $13,143,000 and $2,170,000, respectively, in conjunction with increases in operating payables and market value of securities sold, not yet purchased of $3,535,000 and $1,724,000, respectively. The cash provided was partially offset by cash used for a decrease of drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $8,809,000.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At March 31, 1995, SN & Co. had net capital of approximately $10,636,000 which exceeded the minimum net capital requirements by approximately $7,390,000.

  During 1994, SN & Co. obtained a revolving subordinated note in the amount of $5,500,000. The subordinated note is intended to be used to finance underwritings should the need arise. At March 31, 1995, SN & Co. had an advance of $50,000 against this revolving subordinated note.

  Management believes that funds from operations and available unused informal and formal short-term credit arrangements of $151,693,000 at March 31, 1995, and the available but unused subordinated note of $5,450,000 at March 31, 1995, will provide sufficient resources to meet the present and anticipated financial needs.

  The proposed sale of assets of the Oklahoma City-based operations along with the plan of restructuring should not have a negative impact on the Company's liquidity or capital resources (see Notes C & D of the Notes to Consolidated Financial Statements).

  Recent market conditions and the low level of activity for corporate and municipal underwritings have caused commissions, investment banking revenues and related principal transaction revenues to vary significantly downward from prior periods. Correspondingly, variable compensation expense related to the production of these revenues also varied downward. Management has taken steps to eliminate fixed costs by its plan of restructure.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There were no material changes, during the three months ended March 31, 1995, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Such information is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibit No.                                         Sequential
     (Reference to Item 601(b)                                    Page
        of Regulation S-K)          Description                  Number
        -----------------      ---------------------           ----------
                11                 Computation of                  16
                                 Earnings Per Share

                27             Financial  Data  Schedule           17
                      (furnished to the Securities and Exchange
                           Commission for Electronic Data
                         Gathering, Analysis, and Retrieval
                               [EDGAR] purposes only)


(b)                                 Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 22, 1995. This Form 8-K contained information under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The exhibit filed was a Press Release dated February 7, 1995 announcing an agreement to sell the assets of the Oklahoma City based securities operations of Stifel, Nicolaus & Company, Incorporated (a wholly-owned subsidiary of Stifel Financial Corp.) to Capital West Financial Corporation, an Oklahoma corporation.

                                SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  May 12, 1995                By   /s/ Gregory F. Taylor
                                        Gregory F. Taylor
                                        (Chief Executive Officer)



Date:  May 12, 1995                By   /s/ Mark D. Knott
                                        Mark D. Knott
                                        (Principal Financial Officer)

                               EXHIBIT INDEX





 Exhibit                                                  Sequential
  Number                  Description                    Page Number
 -------      -----------------------------------        -----------
    11         Computation of Earnings Per Share              16

    27              Financial Data Schedule                   17
                 (furnished to the Securities
                  and Exchange Commission for
                  Electronic Data Gathering,
                   Analysis, and Retrieval
                    [EDGAR] purposes only)