Form 10-Q
period 1995-06-30
STIFEL FINANCIAL CORP
filed 1995-08-14
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                               OR
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

Shares  of  common stock outstanding at June 30, 1995:  4,171,498 par value $.15.

Exhibit Index is on page 19.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                              INDEX



                                                               PAGE
PART I.  FINANCIAL CONDITION                                   ----

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 30, 1995 and December 31, 1994                     3-4

     Consolidated Statements of Operations --
       Three Months Ended June 30, 1995 and June 24, 1994       5

     Consolidated Statements of Operations --
       Six Months Ended June 30, 1995 and June 24, 1994         6

     Consolidated Statements of Cash Flows--
       Six Months Ended June 30, 1995 and June 24, 1994        7-8

     Notes to Consolidated Financial Statements                9-11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                           12-15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                       16
Item 4. Submission of Matters to a Vote of Security Holders     16
Item 6. Exhibits and Reports on Form 8-K                      16-17
Signatures                                                      18

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                June 30,       December 31,
                                                  1995             1994
                                               (Unaudited)        (Note)
                                               ------------    ------------
ASSETS
Cash and cash equivalents                      $  8,207,862    $  6,925,192
Cash segregated for the exclusive benefit
  of customers                                    1,320,498       1,316,419
Receivable from brokers and dealers              15,780,370      21,832,542
Receivable from customers, less allowance
  for doubtful accounts of $804,916 and
  $1,070,984, respectively                      134,983,109     139,898,597
Securities owned, at market value                23,291,031      23,318,907

Membership in exchanges, at cost
  (approximate market value:  $1,707,000
  and $1,655,000, respectively)                     513,015         513,015

Office equipment, leasehold improvements,
  and building, at cost, less allowances
  for depreciation and amortization of
  $11,874,433 and $13,518,137, respectively       4,313,137       4,778,649

Goodwill, net of accumulated amortization
  of $704,364 and $573,600, respectively          4,159,715       4,290,479

Notes and non-securities receivable from
  employees, net of allowance for doubtful
  receivables of $2,367,208 and
  $2,560,617, respectively                        5,703,437       5,620,239

Current income tax receivable                     1,641,870       1,514,734

Deferred tax asset                                4,655,513       4,638,900

Miscellaneous other assets                        7,324,863       7,560,116
                                               ------------    ------------
                                               $211,894,420    $222,207,789
                                               ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                June 30,       December 31,
                                                  1995             1994
                                               (Unaudited)        (Note)
                                               -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks               $ 61,805,000    $ 65,650,000
Payable to brokers and dealers                   39,176,777      46,395,629
Payable to customers, including free
  credit balances of $16,670,993 and
  $15,600,835, respectively                      21,495,176      24,368,715
Market value of securities sold, but not
  yet purchased                                   7,624,446       4,252,110
Drafts payable                                   12,562,883      14,576,317
Accrued employee compensation                     8,450,953       9,109,502
Obligation under capital lease                      902,493       1,029,282
Accounts payable and accrued expenses            10,127,256      11,029,823
Long-term debt                                   10,760,000      11,520,000
Subordinated note                                 4,050,000          50,000
                                               ------------    ------------
       Total Liabilities                        176,954,984     187,981,378


       Stockholders' equity
Common stock                                        648,743         648,743
Additional paid-in capital                       18,248,803      18,491,086
Retained earnings                                17,126,122      17,016,335
                                               ------------    ------------
                                                 36,023,668      36,156,164

Less cost of stock in treasury                      866,623       1,731,974
Less unamortized expense of restricted
  stock awards                                      217,609         197,779
                                               ------------    ------------
       Total Stockholders' Equity                34,939,436      34,226,411
                                               ------------    ------------
                                               $211,894,420    $222,207,789
                                               ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                               Three Months Ended
                                        June 30, 1995     June 24, 1994
                                        -------------     -------------
REVENUES
  Commissions                            $ 7,339,724       $ 6,494,369
  Principal transactions                   5,258,027         5,813,990
  Investment banking                       4,379,242         2,275,490
  Interest                                 3,084,843         2,695,122
  Sale of investment company shares        2,066,331         2,427,907
  Sale of insurance products                 559,912           581,908
  Sale of unit investment trusts             472,314           369,161
  Other                                    2,587,730         2,087,827
                                         -----------       -----------
                                          25,748,123        22,745,774

EXPENSES
  Employee compensation & benefits        15,378,843        14,745,643
  Commissions & floor brokerage              620,733           541,225
  Communication & office supplies          1,967,431         1,697,206
  Occupancy & equipment rental             2,060,807         2,215,681
  Promotional                                488,147           718,345
  Interest                                 1,995,378         1,489,311
  Other operating expenses                 2,753,558         2,562,802
                                         -----------       -----------
                                          25,264,897        23,970,213
                                         -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES            483,226        (1,224,439)

  Provision (benefit) for income taxes       191,008          (493,357)
                                         -----------       -----------
   NET INCOME (LOSS)                     $   292,218       $  (731,082)
                                         ===========       ===========

  Net income (loss) per share:
    Primary                              $      0.07       $     (0.17)
    Fully diluted                        $      0.07       $     (0.17)
  Dividends declared per share           $      0.03       $      0.03
  Average common equivalent shares
   outstanding:
    Primary                                4,244,461         4,301,110
    Fully Diluted                          5,551,581         5,587,168

See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                               Six Months Ended
                                        June 30, 1995     June 24, 1994
                                        -------------     -------------
REVENUES
  Commissions                            $14,228,389       $13,568,535
  Principal transactions                  10,614,116        10,330,520
  Investment banking                       5,126,995         7,190,310
  Interest                                 6,282,533         5,129,673
  Sale of investment company shares        4,137,745         5,761,165
  Sale of insurance products               1,108,126         1,200,534
  Sale of unit investment trusts             899,126         1,384,394
  Other                                    5,345,629         4,007,608
                                         -----------       -----------
                                          47,742,659        48,572,739

EXPENSES
  Employee compensation & benefits        28,894,480        31,429,627
  Commissions & floor brokerage            1,194,770         1,026,098
  Communication & office supplies          4,122,670         3,677,514
  Occupancy & equipment rental             4,031,375         4,370,224
  Promotional                              1,011,684         1,531,344
  Interest                                 4,082,673         2,778,458
  Other operating expenses                 3,803,140         4,694,530
                                         -----------       -----------
                                          47,140,792        49,507,795
                                         -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES            601,867          (935,056)

  Provision (benefit) for income taxes       241,204          (383,357)
                                         -----------       -----------
   NET INCOME (LOSS)                     $   360,663       $  (551,699)
                                         ===========       ===========

  Net income (loss) per share:
    Primary                              $      0.09       $     (0.13)
    Fully diluted                        $      0.09       $     (0.13)
  Dividends declared per share           $      0.06       $      0.03
  Average common equivalent shares
   outstanding:
    Primary                                4,235,411         4,322,442
    Fully Diluted                          5,540,322         5,608,500

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                      Six Months Ended
                                                June 30, 1995   June 24, 1994
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   360,663    $  (551,699)
  Non-cash items included in earnings:
    Depreciation and amortization                  1,018,879      1,233,684
    Bonus notes amortization                         483,194        164,209
    Deferred compensation                            476,678        207,296
    Deferred tax benefit                             (16,613)           - -
    Provision for litigation and bad debts           400,000        541,928
    Unrealized (gains) losses on investments        (230,255)        15,000
    Amortization of restricted stock awards           61,670         68,661
                                                 -----------    -----------
                                                   2,554,216      1,679,079

  Decrease (increase) in operating
   receivables:
     Customers                                     4,915,488     17,005,715
     Brokers and dealers                           6,052,172       (591,282)
  (Decrease) increase in operating
   payables:
     Customers                                    (2,873,539)   (11,509,836)
     Brokers and dealers                          (7,218,852)    26,973,376
  (Increase) decrease in assets:
    Cash segregated for the exclusive
      benefit of customers                            (4,079)        (1,992)
    Securities owned                                  27,876     58,852,675
    Notes receivable from officers and
      employees                                     (774,949)      (992,935)
    Miscellaneous other assets                      (348,620)       326,104
  Increase (decrease) in liabilities:
    Securities sold, not yet purchased             3,372,336     (1,944,238)
    Drafts payable, accounts payable and
      accrued expenses, and accrued employee
      compensation                                (4,451,228)    (5,530,865)
                                                 -----------    -----------
  Cash Provided By Operating Activities          $ 1,250,821    $84,265,801
                                                 -----------    -----------

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)
                                                      Six Months Ended
                                                June 30, 1995   June 24, 1994
                                                -------------   -------------
Cash Provided By Operating Activities
- from previous page                             $ 1,250,821     $84,265,801
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments for short-term borrowings
   from banks                                     (3,845,000)    (82,700,000)
  Proceeds from:
   Subordinated borrowings                          4,000,000            - -
   Employee stock purchase plan                       755,274        611,688
   Exercised stock options                            123,507         58,444
   Dividend reinvestment plan                           5,544            - -
  Payments for:
   Settlement of long-term debt                      (760,000)           - -
   Purchases of stock for treasury                   (342,757)      (559,267)
   Principal payments under capital leases           (126,789)      (335,157)
   Cash dividends                                    (250,876)      (119,876)
                                                  -----------    -----------
  Cash Used For Financing Activities                 (441,097)   (83,044,168)
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of office equipment and leasehold
     improvements                                     499,149          1,930
   Sale of investments                              1,139,091          7,048
  Payments for:
   Acquisition of office equipment and
     leasehold improvements                        (1,022,883)      (985,457)
   Acquisition of investments                        (142,411)       (42,660)
                                                  -----------    -----------
  Cash Provided By (Used For) Investing
    Activities                                        472,946     (1,019,139)
                                                  -----------    -----------
  Increase in cash and cash equivalents             1,282,670        202,494
  Cash and cash equivalents -
    beginning of period                             6,925,192      6,542,052
                                                  -----------    -----------
  Cash and Cash Equivalents - end of period       $ 8,207,862    $ 6,744,546
                                                  ===========    ===========
Supplemental disclosure of cash
   flow information:
    Income tax payments                           $   341,777    $   117,360
    Interest payments                             $ 4,115,303    $ 2,836,260

See Notes to Consolidated Financial Statements.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal wholly-owned subsidiary, Stifel, Nicolaus & Company, Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At June 30, 1995, SN & Co. had net capital of $19,575,947 which was 12% of its aggregate debit balances and $16,232,048 in excess of the 2% net capital requirement.


NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first six months related to the accruals follows:

NOTE C - PLAN OF RESTRUCTURING (continued)
                                              Charged
                               Balance at      During    Balance at
                                December     First Six      June
                                31, 1994      Months      30, 1995
                               ----------   ----------   ----------
Net Lease commitments for
  closed offices               $1,400,000   $  278,745   $1,121,255

Severance pay, extended
  benefits and receivables
  written off for terminated
  employees                       875,000      487,123      387,877

Abandonment of leasehold
 improvements                     206,000      188,285       17,715

Contractual commitments           191,000      161,000       30,000
                               ----------   ----------   ----------
   Total                       $2,672,000   $1,115,153   $1,556,847
                               ==========   ==========   ==========

Such amounts are included in the consolidated statement of financial condition under the caption of Accounts payable and accrued expenses at June 30, 1995 and December 31, 1994.


NOTE D - SALE OF OKLAHOMA-BASED OPERATIONS

  On May 25, 1995, the Company sold the assets of its Oklahoma City-based operations to Capital West Financial Corporation. Included are the assets related to the Company's retail offices in Oklahoma, several retail offices in Texas, and the Oklahoma-based public finance, institutional trading, and sales departments. The Company received cash, secured and subordinated notes, and warrants to purchase a minority interest in Capital West Financial Corporation. In addition, Capital West Financial Corporation assumed or subleased certain office and equipment lease obligations of the Company. The sale resulted in the reduction of approximately 70 investment executives and approximately 50 support staff located in 26 branch offices.

  Pro forma financial information assuming the transaction had taken place at the beginning of the year is presented below:

         Pro Forma Combined Results of Operations
         Revenue                          $ 44,290,439
         Net Income                       $    803,010
         Earnings per primary share       $       0.19

  The above pro forma financial information do not purport to be indicative of results which actually would have occurred had the sale been made on January 1, 1995.

NOTE E - MISCELLANEOUS OTHER ASSETS

  SN & Co. received secured and senior notes with a face amount of $1,850,000 bearing interest at a 10% annual rate with the final payments due May 24, 2000 in connection with the sale of its Oklahoma based assets (see Note D). The notes were recorded at a discounted rate of 17%. SN & Co. has deferred recognition of the gain on the sale in the amount of $570,120 and has deferred recognition of any interest income related to the notes until such time that Capital West Financial Corporation has demonstrated the ability to generate earnings and cash flow to fund interest and principal payments when scheduled. The notes receivable net of the discount of $335,617 and deferred gain of $570,120 are included in the caption Miscellaneous Other Assets at June 30, 1995.


NOTE F - DIVIDEND

  On July 19, 1995, the board of directors declared a regular quarterly dividend of $0.03 per share, payable on August 22, 1995 to stockholders of record August 8, 1995.


NOTE G - SUBSEQUENT EVENT

   On  August 3, 1995, SN & Co. announced a settlement  with  the
SEC.   The settlement concluded a two year investigation  of  the
Company's Oklahoma City based municipal finance activities.

   Among other things, the SEC alleged that SN & Co., through its Oklahoma Public Finance office, committed fraud in connection with the sale of municipal securities by failing to disclose that it received payments from third parties that sold or brokered investments to municipal issuers represented by the Oklahoma Public Finance office.

   The allegations by the SEC were settled by SN & Co. without admitting or denying the allegations of the complaint. The settlement permanently enjoins SN & Co. from future antifraud and bookkeeping violations of the securities laws and required SN & Co. to pay a total of $1,436,000, including $1,186,000 in reimbursement to certain issuers and a fine of $250,000. These payments were made on August 11, 1995.

   All amounts that SN & Co. was required to pay have been  fully accrued,  and  it is expected  that this settlement will  have no
material  adverse  impact on  SN  &  Co.'s   or   the   Company's
financial position.

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

  Results of Operations

    Three months ended June 1995 and June 1994

  The Company recorded net income of $292,000 for the three months ended June 30, 1995, compared to a net loss of $731,000 in the year earlier three month period. Primary earnings per share was $0.07 for the three months compared to a $0.17 loss per share in the year earlier three month period. The improvement is primarily attributable to the recent growth in Commissionable revenues and investment banking revenues.

  Total revenues for the three months increased $3,002,000 (13.2%) to $25,748,000 from $22,746,000 in the year earlier three month period. Investment banking revenues and commissionable revenues rose $2,104,000 (92.4%) and $565,000 (5.7%), respectively. Investment banking revenues increased due to an increase in public offerings and the completion of a significant merger and acquisition transaction.

  The three months ended June 30, 1995 saw an upturn in retail investor activity from the level experienced in the same period one year earlier. Commissionable revenues (commissions, sale of investment company shares, sale of insurance, and sale of unit investment trusts) increased $565,000 (5.7%) to $10,438,000 from $9,873,000 principally due to the increase in agency commissions. The increase resulted from the retail investors' increased participation in the market as a result of moderation of interest rates in the second quarter contrasted with the uncertainty and hesitation created in the previous year's second quarter as interest rates rose.

  Total commissionable revenues increased despite the decrease in the number of Investment Executives to 277 at June 30, 1995 from 379 at June 24, 1994. The reduction in Investment Executives was mostly the result of the May 25, 1995 sale of retail securities offices to Capital West Financial Corporation.

  On May 25, 1995, the Company sold the assets and business associated with retail offices in Oklahoma, several retail
offices   in  Texas,  and  the  Oklahoma-based  public   finance,
institutional trading, and sales departments of its Oklahoma City-based operations to Capital West Financial Corporation (see Note D of the Notes to unaudited Consolidated Financial Statements). SN & Co. will serve as the fully disclosed clearing firm for Capital West Financial Corporation's broker/dealer.

  Gross interest revenues increased $390,000 (14.5%) due mostly to higher margin rates charged to customers in line with the general rise in interest rates from a year ago; however, net interest retention decreased $116,000 (9.6%) to $1,090,000 from $1,206,000 as a result of an increase in average borrowing rates as compared to the previous year's second quarter coupled with an increase in funding of non-interest bearing assets.

  Total expenses increased $1,295,000 (5.4%) to $25,265,000 from $23,970,000, primarily due to increased employee compensation and benefits and increased interest expenses. Employee compensation and benefits increased a net of $633,000 (4.3%) which is comprised of an increase of $1,243,000 (14.4%) in variable compensation related to the revenue increase and a decrease in salaries of $610,000 (10.0%) resulting from the restructuring, downsizing and sale of the Oklahoma based operations (see Notes C and D to the unaudited Consolidated Financial Statements). In addition certain other expense categories reflected decreases from the previous year's level resulting from the plan of restructuring and sale of the Oklahoma operations. Among the more significant of these categories were occupancy & equipment and promotional expense which decreased $155,000 (7.0%) and $230,000 (32.0%), respectively.

  Communication & office supplies and commissions & floor brokerage increased $270,000 (15.9%) and $80,000 (14.8%), respectively. The communication increase is primarily due to the implementation of new communication and quote technology. The variable expense of commissions & floor brokerage increased because of the increased commissionable activity. Other expense increased $191,000 (7.4%) primarily as a result of increases in professional fees (mostly legal).

    Six months ended June 1995 and June 1994

  The Company recorded net income of $361,000, for the six-months ended June 30, 1995, compared to a net loss of $552,000 in the first six months of last year, an improvement of $913,000. Primary earnings per share was $0.09, an increase of $0.22 per share compared to the previous year's $0.13 loss per primary share. The improved profitability is primarily attributable to decreased operating expenses, particularly employee compensation and benefits and promotional expenses.

  Total revenues decreased $830,000 (1.7%) to $47,743,000 from $48,573,000. Investment banking revenues decreased $2,063,000 (28.7%) and commissionable revenues (commissions, sale of investment company shares, sale of insurance, and sale of unit investment trusts) decreased $1,541,000 (7.0%). These decreases were partially offset by increased interest revenues of $1,153,000 (22.5%) and other revenues which increased $1,338,000 (33.4%).

  Although total investment banking revenues decreased from last year's first half, the corporate finance portion increased substantially. However, the corporate finance increase was more than offset by decreased public finance activity which was negatively affected by the publicity associated with the SEC investigation (see Note G of the Notes to unaudited Consolidated Financial Statements) as well as by the industry wide decrease in public finance activity. Agency commission revenues for the six-month period increased $659,000 (4.9%), principally because of retail investors' increased participation in the market. Sale of investment company shares, sale of insurance products and sale of unit investment trusts decreased $1,623,000 (28.2%), $92,000 (7.7%) and $485,000 (35.0%), respectively. As noted in the three month comments, retail inventory activity began increasing in the second quarter. Principal transactions increased $284,000 (2.7%) because of increased trading profits over that of the first six months of 1994 which were negatively impacted by increased interest rates causing substantial losses in fixed income inventories last year.

  Other revenues increased $1,338,000 (33.4%) as a result of an increase in realized gains on venture capital investments, managed account fees, and brokerage and clearing revenues.

  Interest revenues increased $1,153,000 (22.5%) resulting from the same circumstances noted in discussion of the three months ended June 1995 results of operations.

  Total expenses decreased $2,367,000 (4.8%) to $47,141,000 from $49,508,000 primarily due to decreased variable compensation, other variable expenses which relate to the decreased six month revenue and certain fixed expenses resulting from the cost containment efforts and the sale of the Oklahoma operations.

  Total employee compensation and benefits decreased $2,535,000 (8.1%). This is the result of a decrease of $1,278,000 (6.8%) in variable compensation correlating to the decreased revenue production and decreased fixed salaries and benefits of $1,257,000 (9.9%) resulting from the plan of restructuring and downsizing. In addition, certain expense categories reflected decreases from the previous year's level which reflect the expected reduction resulting from the plan of restructuring. These categories include, in addition to those previously mentioned, occupancy & equipment and promotional expense which decreased $339,000 (7.8%) and $520,000 (33.9%), respectively.

  Communication  &  office  supplies increased  $445,000  (12.1%)
primarily due to the implementation of new communication and quote technology.

  Other expenses decreased $892,000 (19.0%) as a result of decreased settlements of litigation, provisions for bad debts, charitable contributions and customer statement processing which decreased $48,000, $418,000, $293,000 and $119,000, respectively.

  Liquidity and Capital Resources

  The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long-term senior convertible notes, subordinated note, and other payables. Changes in securities market volumes, related customer borrowing demands, and levels of securities inventory affect the amount of the Company's financing requirements. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and therefore are not very useful indicators of long-term trends in the Company's cash flow from operations.

  For the six months ended June 30, 1995, cash and cash equivalents increased $1,283,000 (18.5%) to $8,208,000 from
$6,925,000 at December 31, 1994. The cash provided by operating activities were principally attributed to net income adjusted for non-cash charges of $2,554,000 and an increase in the market value of securities sold, not yet purchased of $3,372,000. The cash provided was partially used to decrease drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $4,451,000. Proceeds from the drawdown of a revolving subordinated note was primarily used to reduce short-term borrowings from banks.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At June 30, 1995, SN & Co. had net capital of approximately $19,576,000 which exceeded the minimum net capital requirements by approximately $16,232,000.

  During 1994, SN & Co. obtained a revolving subordinated note in the amount of $5,500,000. At June 30, 1995, SN & Co. had available but unused informal and formal short-term credit arrangements of $144,195,000 and available but unused subordinated note of $1,450,000. Management believes that funds from operations, available unused informal and formal short-term credit arrangements and the available but unused subordinated note will provide sufficient resources to meet the present and anticipated financial needs.

  The sale of assets of the Oklahoma City-based operations along with the plan of restructuring should not have a negative impact on the Company's liquidity or capital resources (see Notes C and D of the Notes to unaudited Consolidated Financial Statements).

  As  discussed  in Note G of the Notes to unaudited Consolidated
Financial Statements, the recent settlement with the Securities and Exchange Commission will not have a significant impact on the liquidity and capital resources of the firm.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
     There were no material changes, during the six months ended June 30, 1995, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Such information is hereby incorporated by reference.

     On August 3, 1995, SN & Co. announced a settlement with the SEC. The settlement concluded a two year investigation of the Company's Oklahoma City based municipal finance activities. Among other things, the SEC alleged that SN & Co., through its Oklahoma Public Finance office, committed fraud in connection with the sale of municipal securities by failing to disclose that it received payments from third parties that sold or brokered investments to municipal issuers represented by the
  Oklahoma  Public Finance office.  The allegations  by  the  SEC were settled by SN & Co. without admitting or denying the allegations of the complaint. The settlement permanently enjoins SN & Co. from future antifraud and bookkeeping violations of the securities laws and required SN & Co. to pay a total of $1,436,000,including $1,186,000 in reimbursement to certain issuers and a fine of $250,000. These payments were made on August 11, 1995. All amounts that SN & Co. was required to pay have been fully accrued, and it is expected that this settlement will have no material adverse impact on SN & Co.'s or the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
  (a)  The  Annual meeting of Stockholders was held on April  25,
     1995, for the election of six directors and for the ratification of Coopers & Lybrand as the Company's independent accountants for the year ending December 31, 1995.

  (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act. There was no solicitation in opposition to the Board of Directors' proposals as listed in the Proxy Statement and all of the proposals were passed.

Item 6. Exhibits and Reports on Form 8-K

     (a)        Exhibit No.                                        Sequential
         (Reference to Item 601(b)                                    Page
            of Regulation S-K)             Description               Number
         -------------------------         -----------             ----------
                   11                     Computation of             20-21
                                        Earnings Per Share

                   27                Financial Data Schedule           22
                          (furnished to the Securities and Exchange
                                 Commission for Electronic Data
                               Gathering, Analysis, and Retrieval
                                     [EDGAR] purposes only)

   (b)  Reports on Form 8-K
     The Company filed a report on Form 8-K (and amendment) dated May 25, 1995. This Form 8-K contained information under Item
  2. Acquisition or Disposition of Assets, Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial
  Information and Exhibits. Item 2 described the sale of the Oklahoma division (including three Texas offices). Item 5 reported that the Oklahoma Turnpike Authority filed an action against SN & Co. and two former officers. Item 7 provided the pro forma financial information and exhibits. The exhibits filed were an Amended and Restated Purchase Agreement by and among SN & Co. and Capital West Financial Corporation and a press release dated May 25, 1995 announcing the sale of assets of the Oklahoma division and three Texas offices of SN & Co. (a wholly-owned subsidiary of Stifel Financial Corp.) to Capital West Financial Corporation, an Oklahoma corporation.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  August 10, 1995             By   /s/  Gregory F. Taylor
                                        Gregory F. Taylor
                                        (Chief Executive Officer)


Date:  August 10, 1995             By   /s/  Mark D. Knott
                                        Mark D. Knott
                                        (Principal Financial Officer)

                          EXHIBIT INDEX







 Exhibit                                                     Sequential
  Number                       Description                   Page Number
 -------                       -----------                   -----------
    11           Computation of Earnings (Loss) Per Share       20-21

    27                    Financial Data Schedule                 22
                 (furnished to the Securities and Exchange
                      Commission for Electronic Data
                    Gathering, Analysis, and Retrieval
                          [EDGAR] purposes only)