Form 10-Q
period 1995-09-29
STIFEL FINANCIAL CORP
filed 1995-11-13
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1995
                               OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares  of  common  stock  outstanding  at  September  29,  1995:
4,167,797 par value $.15.

Exhibit Index is on page 19

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                              INDEX

                       September 29, 1995




                                                                      PAGE
PART I.  FINANCIAL CONDITION                                          ----

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       September 29, 1995 and December 31, 1994                        3-4

     Consolidated Statements of Operations --
       Three Months Ended September 29, 1995 and September 30, 1994     5

     Consolidated Statements of Operations --
       Nine Months Ended September 29, 1995 and September 30, 1994      6

     Consolidated Statements of Cash Flows--
       Nine Months Ended September 29, 1995 and September 30, 1994     7-8

     Notes to Consolidated Financial Statements                        9-11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   12-16


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                              17
Item 6. Exhibits and Reports on Form 8-K                               17
Signatures                                                             18

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             September 29,    December 31,
                                                 1995             1994
                                              (Unaudited)        (Note)
                                             -------------    ------------
ASSETS
Cash and cash equivalents                     $  8,477,462    $  6,925,192
Cash segregated for the exclusive
  benefit of customers                           1,323,477       1,316,419
Receivable from brokers and dealers             11,769,558      21,832,542
Receivable from customers, less
  allowance for doubtful accounts of
  $804,916 and $1,070,984, respectively        146,383,776     139,898,597
Securities owned, at market value               24,582,762      23,318,907

Membership in exchanges, at cost
  (approximate market value:  $1,840,000
  and $1,655,000, respectively)                    513,015         513,015

Office equipment, leasehold improvements,
  and building, at cost, less allowances
  for depreciation and amortization of
  $12,106,348 and $13,518,137, respectively      3,530,467       4,778,649

Goodwill, net of accumulated amortization
  of $762,930 and $573,600, repectively          4,048,930       4,290,479

Notes and non-securities receivable from
  employees, net of allowance for doubtful
  receivables of $2,118,807 and $2,560,617,
  respectively                                   5,397,467       5,620,239

Current income tax receivable                      687,078       1,514,734

Deferred tax asset                               3,633,580       4,638,900

Miscellaneous other assets                       7,447,761       7,560,116
                                              ------------    ------------
                                              $217,795,333    $222,207,789
                                              ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Unaudited Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                             September 29,    December 31,
                                                 1995             1994
                                              (Unaudited)        (Note)
                                             -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks              $ 79,550,000    $ 65,650,000
Payable to brokers and dealers                  38,574,379      46,395,629
Payable to customers, including free
  credit balances of $16,930,086 and
  $15,600,835, respectively                     22,975,142      24,368,715
Market value of securities sold, but
  not yet purchased                              3,633,182       4,252,110
Drafts payable                                  11,292,461      14,576,317
Accrued employee compensation                    8,526,472       9,109,502
Obligation under capital lease                     835,475       1,029,282
Accounts payable and accrued expenses            6,690,204      11,029,823
Long-term debt                                  10,760,000      11,520,000
Subordinated note                                   50,000          50,000
                                              ------------    ------------
       Total Liabilities                       182,887,315     187,981,378


       Stockholders' equity
Common stock                                       648,743         648,743
Additional paid-in capital                      18,251,484      18,491,086
Retained earnings                               17,241,857      17,016,335
                                              ------------    ------------
                                                36,142,084      36,156,164

Less cost of stock in treasury                   1,049,393       1,731,974
Less unamortized expense of restricted
  stock awards                                     184,673         197,779
                                              ------------    ------------
       Total Stockholders' Equity               34,908,018      34,226,411
                                              ------------    ------------
                                              $217,795,333    $222,207,789
                                              ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Unaudited Consolidated Financial Statements.

               STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                              Three Months Ended
                                        September 29,    September 30,
                                            1995             1994
                                        -------------    -------------
REVENUES
  Commissions                            $ 7,112,756      $ 6,096,264
  Principal transactions                   4,244,225        6,748,741
  Investment banking                       2,643,439        2,782,011
  Interest                                 3,161,972        2,810,076
  Sale of investment company shares        2,125,729        2,230,935
  Sale of insurance products                 446,909          560,755
  Sale of unit investment trusts             509,303          450,264
  Other                                    2,810,797        1,893,953
                                         -----------      -----------
                                          23,055,130       23,572,999

EXPENSES
  Employee compensation & benefits        13,765,214       14,657,910
  Commissions & floor brokerage              556,680          524,253
  Communication & office supplies          1,636,007        2,106,994
  Occupancy & equipment rental             1,905,107        2,293,566
  Promotional                                400,412          677,559
  Interest                                 1,926,141        1,533,933
  Other operating expenses                 2,393,248        2,459,381
                                         -----------      -----------
                                          22,582,809       24,253,596
                                         -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES            472,321         (680,597)

  Provision (benefit) for income taxes       231,439         (260,281)
                                         -----------      -----------
   NET INCOME (LOSS)                     $   240,882      $  (420,316)
                                         ===========      ===========

  Net income (loss) per share:
    Primary                              $      0.06      $     (0.10)
    Fully diluted                        $      0.06      $     (0.10)
  Dividends declared per share           $      0.03      $      0.03
  Average common equivalent shares
    outstanding:
     Primary                               4,251,530        4,204,768
     Fully Diluted                         5,537,588        5,490,826

See Notes to Unaudited Consolidated Financial Statements.

               STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                              Nine Months Ended
                                        September 29,    September 30,
                                            1995             1994
                                        -------------    -------------
REVENUES
  Commissions                           $21,341,145      $19,664,799
  Principal transactions                 14,858,341       17,079,261
  Investment banking                      7,770,434        9,972,321
  Interest                                9,444,505        7,939,749
  Sale of investment company shares       6,263,474        7,992,100
  Sale of insurance products              1,555,035        1,761,289
  Sale of unit investment trusts          1,408,429        1,834,658
  Other                                   8,156,426        5,901,561
                                        -----------      -----------
                                         70,797,789       72,145,738

EXPENSES
  Employee compensation & benefits       42,659,694       46,087,537
  Commissions & floor brokerage           1,751,450        1,550,351
  Communication & office supplies         5,758,677        5,784,508
  Occupancy & equipment rental            5,936,482        6,663,790
  Promotional                             1,412,096        2,208,903
  Interest                                6,008,814        4,312,391
  Other operating expenses                6,196,388        7,153,911
                                        -----------      -----------
                                         69,723,601       73,761,391
                                        -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES         1,074,188       (1,615,653)

  Provision (benefit) for income taxes      472,643         (643,638)
                                        -----------      -----------
   NET INCOME (LOSS)                    $   601,545      $  (972,015)
                                        ===========      ===========
  Net income (loss) per share:
    Primary                             $      0.14      $     (0.23)
    Fully diluted                       $      0.14      $     (0.23)
  Dividends declared per share          $      0.09      $      0.06
  Average common equivalent shares
outstanding:
    Primary                               4,244,719        4,302,365
    Fully Diluted                         5,530,777        5,588,423

See Notes to Unaudited Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                    Nine Months Ended
                                              September 29,   September 30,
                                                  1995            1994
                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $    601,545    $   (972,015)
  Non-cash items included in earnings:
    Depreciation and amortization                1,508,262       1,872,214
    Bonus notes amortization                       682,352         567,158
    Deferred compensation                          396,154         353,656
    Deferred tax benefit                         1,005,320           - -
    Provision for litigation and bad debts       1,039,742         839,597
    Unrealized gains on investments               (230,255)       (403,317)
    Amortization of restricted stock awards         80,356          89,853
                                              ------------    ------------
                                                 5,083,476       2,347,146

(Increase) decrease in operating
  receivables:
    Customers                                   (6,485,179)     17,601,168
    Brokers and dealers                         10,062,984     (18,363,370)
(Decrease) increase in operating
  payables:
    Customers                                   (1,393,573)     (8,988,483)
    Brokers and dealers                         (7,821,250)     19,922,170
(Increase) decrease in assets:
  Cash segregated for the exclusive
    benefit of customers                            (7,058)         96,847
  Securities owned                              (1,263,855)     67,471,113
  Notes receivable from officers and
    employees                                     (947,949)     (2,635,462)
  Miscellaneous other assets                      (188,844)        834,543
(Decrease) increase in liabilities:
  Securities sold, not yet purchased              (618,928)      3,456,828
  Drafts payable, accounts payable and
  accrued expenses, and accrued employee
  compensation                                  (9,134,659)     (7,827,181)
                                              ------------    ------------
Cash (Used For) Provided By
  Operating Activities                        $(12,714,835)   $ 73,915,319
                                              ------------    ------------

See Notes to Unaudited Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (UNAUDITED)
                                                    Nine Months Ended
                                              September 29,   September 30,
                                                  1995            1994
                                              -------------   -------------
Cash (Used For) Provided By Operating
  Activities - from previous page             $(12,714,835)   $ 73,915,319

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) for short-term
  borrowings from banks                         13,900,000     (72,350,000)
  Proceeds from:
    Employee stock purchase plan                   755,274         611,688
    Exercised stock options                        123,503          58,424
    Dividend reinvestment plan                       8,786             423
  Payments for:
    Retirement of long-term debt                  (760,000)          - -
    Purchases of stock for treasury               (511,834)     (1,252,807)
    Principal payments under capital leases       (193,807)       (508,003)
    Cash dividends                                (376,023)       (239,104)
                                              ------------    ------------
Cash Provided By (Used For)
  Financing Activities                          12,945,899     (73,679,379)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of office equipment, leasehold
      improvements and building                    915,090           5,411
    Sale of investments                          1,578,086           7,048
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                    (1,081,689)     (1,355,459)
    Acquisition of investments                     (90,281)        (84,888)
                                              ------------    ------------
Cash Provided By (Used For)
  Investing Activities                           1,321,206      (1,427,888)
                                              ------------    ------------
Increase (decrease) in cash and
  cash equivalents                               1,552,270      (1,191,948)
Cash and cash equivalents -
  beginning of period                            6,925,192       6,542,052
                                              ------------    ------------
Cash and Cash Equivalents - end of period     $  8,477,462    $  5,350,104
                                              ============    ============
Supplemental disclosure of cash
  flow information:
    Income tax payments                       $    343,900    $    118,396
    Interest payments                         $  6,283,217    $  4,566,281

See Notes to Unaudited Consolidated Financial Statements.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal wholly-owned subsidiary, Stifel, Nicolaus & Company, Incorporated (SN), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At September 29, 1995, SN had net capital of $18,397,817 which was 11% of its aggregate debit balances and $15,152,332 in excess of the 2% net capital requirement.


NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first nine months related to the accruals follows:

NOTE C - PLAN OF RESTRUCTURING (continued)
                                     Balance at    Charged      Balance at
                                      December      During      September
                                      31, 1994    First Nine     29, 1995
                                                    Months
Net Lease commitments for
  closed offices                   $1,400,000    $  491,792    $  908,208

Severance pay, extended benefits
  and receivables written off
  for terminated employees            875,000       658,517       216,483

Abandonment of leasehold
  improvements                        206,000       197,271         8,729

Contractual commitments               191,000       161,000        30,000
                                   ----------    ----------    ----------
  Total                            $2,672,000    $1,508,580    $1,163,420
                                   ==========    ==========    ==========

Such amounts are included in the consolidated statement of financial condition under the caption of Accounts payable and accrued expenses at September 29, 1995 and December 31, 1994.


NOTE D - SALE OF OKLAHOMA-BASED OPERATIONS

  On May 25, 1995, the Company sold the assets of its Oklahoma-based operations to Capital West Financial Corporation. Included are the assets related to the Company's retail offices in Oklahoma, several retail offices in Texas, and the Oklahoma-based public finance, institutional trading, and sales departments. The Company received cash, secured and senior notes, and warrants to purchase a minority interest in Capital West Financial Corporation. In addition, Capital West Financial Corporation assumed or subleased certain office and equipment lease obligations of the Company. The sale resulted in the reduction of approximately 70 investment executives and approximately 50 support staff located in 26 branch offices.

  Pro forma financial information assuming the transaction had taken place at the beginning of the year is presented below:

         Pro Forma Combined Results of Operations
         Revenue                          $67,345,569
         Net Income                       $ 1,086,403
         Earnings per primary share       $      0.26

  The above pro forma financial information do not purport to be indicative of results which actually would have occurred had the sale been made on January 1, 1995.

NOTE E - MISCELLANEOUS OTHER ASSETS

  SN received secured and senior notes with a face amount of $1,850,000 bearing interest at a 10% annual rate with the final payments due May 24, 2000 in connection with the sale of its Oklahoma-based assets (see Note D). The notes were recorded at a discounted rate of 17%. SN has deferred recognition of the gain on the sale in the amount of $539,872 and has deferred recognition of any interest income related to the notes until such time that Capital West Financial Corporation has demonstrated the ability to generate earnings and cash flow to fund interest and principal payments when scheduled. The notes receivable net of the discount of $335,617 and deferred gain of $539,872 are included in the caption Miscellaneous other assets at September 29, 1995.


NOTE F - DIVIDEND

  On October 24, 1995, the board of directors declared a regular quarterly dividend of $0.03 per share, payable on November 21, 1995 to stockholders of record November 7, 1995.


NOTE G - LEGAL PROCEEDINGS

   SN was named in suits filed by The Oklahoma Turnpike Authority
(OTA) and The State of Oklahoma (Report filed on Form 8-K dated May 25, 1995 and Report filed on Form 8-K dated October 5, 1995, respectively). The OTA suit seeks $6.5 million compensatory damages and an unspecified amount of punitive damages. The State of Oklahoma seeks $7.6 million compensatory damages and treble punitive damages.

   The OTA suit alleges that an undisclosed fee paid to SN by a third party for the placement of a forward purchase contract in an advance refunding escrow for the proceeds of the 1992 OTA $660 million refinancing should have been paid to the OTA. The Oklahoma suit alleges that SN and two former SN executives committed violations of the Racketeer Influenced and Corrupt Organizations ("RICO"). This suit alleges the same facts as the Securities and Exchange Commission in its action against SN in August, 1995, which was settled by SN without admitting or denying the allegations. This settlement was reported in the Company's Form 10-Q filed August 14, 1995.

  While results of litigation cannot be predicted with certainty, at this time management believes that the effects of resolution of these suits will not have a material effect on the Company's financial position.

Item  2.  Management's Discussion and Analysis of  Financial
          Condition and Results of Operations

  Results of Operations

    Three months ended September 1995 and September 1994

  The Company recorded net income of $241,000 for the three months ended September 29, 1995, compared to a net loss of $420,000 in the year earlier three month period. Primary earnings per share were $0.06 for the three months compared to a $0.10 loss per share in the year earlier three month period. The improvement was attributable to reduced operating expenses resulting form the sale of the Oklahoma division to Capital West Financial Corp., the downsizing and restructuring plan implemented in the last quarter of 1994, and the resurgence of the market which contributed to the increase in commissionable revenue.

  Total revenues for the three months decreased $518,000 (2.2%) to $23,055,000 from $23,573,000 primarily as a result of decreased principal transactions, municipal finance fees and underwriting fee income, some of which were the result of the sale of the Oklahoma-based operations to Capital West Financial Corp.

  Principal transactions decreased $2,505,000 (37.1%) to $4,244,000 from $6,749,000 as a result of decreased trading activity. Investment banking revenues decreased $139,000 (5.0%) to $2,643,000 from $2,782,000 due to the reduced number of refinancings by municipalities experienced industry wide and as a result of the negative publicity associated with the SEC investigation into certain municipal finance transactions by the former Oklahoma City public finance department. The decrease in municipal finance fee income was offset by the increase in corporate finance fee income which increased $891,000 (1291.3%) to $960,000 from $69,000 largely as a result of increased numbers of public offerings, particularly for financial institutions and Real Estate Investment Trust's (REIT's).

  Commissionable revenues (commissions, sale of investment company shares, sale of insurance products, and sale of unit investment trusts), increased $857,000 (9.2%) to $10,195,000 from $9,338,000 primarily as a result of increased agency commissions. The increase resulted from retail investors' more active participation in the market.

  Other revenues increased $917,000 (48.4%) to $2,811,000 from $1,894,000 as a result of increases in managed account fees, money market distribution fees, and clearing revenues which increased $307,000, $284,000 and $209,000, respectively. Managed account fees increased because of the introduction of the managed account program in November, 1994. Money market distribution fees increased because of higher levels of customer funds invested in money market funds and SN's switch to omnibus processing of these funds. Clearing revenues increased as a direct result of the clearing for Capital West Securities, Inc. which began in June, 1995.

  Net interest decreased $40,000 (3.1%) largely as a result of an increase in interest expense which increased $392,000 (25.6%) to $1,926,000 from $1,534,000 due to increased borrowings from banks coupled with increased interest rates. The increase in interest expense was partially offset by an increase in interest revenues which increased $352,000 (12.5%) to $3,162,000 from $2,810,000, largely as a result of increased margin interest earned on higher average margin debit balances.

  Total expenses decreased $1,670,000 (6.9%) to $22,583,000 from $24,253,000, primarily due to reductions achieved as a result of the implementation of the plan of restructuring and downsizing which began in the fourth quarter of 1994 and the sale of the Oklahoma division to Capital West Financial Corp.

  Total employee compensation and benefits decreased $893,000 (6.1%) to $13,765,000 from $14,658,000. The variable portion of compensation increased $297,000 (3.5%) to $8,863,000 from $8,566,000, largely as a result of increased bonus expense which correlates to increased profitability and pay for performance incentives. Fixed compensation decreased $1,189,000 (19.5%) to $4,902,000 from $6,091,000, largely due to the sale of the Oklahoma division to Capital West Financial Corp. and the downsizing and restructuring plan aforementioned.

  The downsizing and restructuring plan and the sale of the Oklahoma division to Capital West Financial Corp., reduced the number of retail office locations by 38 (47.5%) to 42 from 80. The reduction in office locations contributed to the reduction in occupancy and equipment, communication and office supplies and promotional expenses which decreased $389,000 (17.0%), $471,000 (22.4%) and $276,000 (40.8%), respectively.

  Other expense decreased $66,000 (2.7%) to $2,393,000 from $2,459,000, as a result of decreased professional fees, primarily employment fees and consulting fees and decreased provision for accounts of doubtful collection, all of which were affected by the downsizing. These decreases were offset by an increase in legal fees resulting from matters surrounding the SEC investigation and related matters (see Note G of the Notes to Unaudited Consolidated Financial Statements).

    Nine months ended September 1995 and September 1994

  The Company recorded net income of $602,000 for the nine-month period ended September 29, 1995, compared to a net loss of $972,000 in the first nine months of last year, an improvement of $1,574,000. Primary earnings per share were $0.14, an increase of $0.37 per share compared to the previous year's $0.23 loss per primary share. The improved results are primarily attributable to decreased operating expenses, most significant of which was employee compensation and benefits.

  Total revenues decreased $1,348,000 (1.9%) to $70,798,000 from $72,146,000. Investment banking revenue decreased $2,201,000 (22.1%), principal transactions decreased $2,221,000 (13.0%), and commissionable revenues (commissions, sale of investment company shares, sale of insurance, and sale of unit investment trusts) decreased $685,000 (2.2%). These decreases, which were in large part due to the sale of the Oklahoma-based operations in May of 1995, were partially offset by an increase in other revenues of $2,254,000 (38.2%) to $8,156,000 from $5,902,000, which consists of managed account fees, money market distribution fees, and brokerage and clearing revenues which increased $631,000, $674,000, and $321,000 for the same reasons as explained in the management's discussion and analysis of results of operations for the three months ended September 29, 1995 In addition, a gain on sale of investments of $403,000 was recorded by Stifel Venture Corp. (the Company's wholly-owned venture capital subsidiary) during the period.

  As discussed in the three months ended September 29, 1995 management's discussion and analysis, corporate finance fees increased significantly, $2,736,000 (308.1%) to $3,624,000 from
$888,000, partially offsetting the decreases in other investment banking activities of municipal finance fees and underwriting participation fees which decreased $2,204,000 (64.0%) and $1,347,000 (64.2%), respectively.

  Reductions in sale of investment company shares of $1,728,000 (21.6%), sale of insurance products of $206,000 (11.7%) and sale of unit investment trusts of $427,000 (23.3%) were offset by an increase in agency commissions of $1,676,000 (8.5%) as retail investors returned to the market to purchase individual equity issues.

  Municipal interest income decreased $700,000 (61.1%) offsetting increases in margin balance interest income of $1,981,000 (31.5%) and corporate interest income of $224,000 (44.8%). Despite these increases, net interest income decreased $192,000 (5.3%) to $3,436,000 from $3,628,000 which resulted from increased interest expense of $1,697,000 (39.4%) due to increased borrowing rates coupled with increased borrowings.

  For the nine month period ended September 29, 1995 total expenses decreased $4,039,000 (5.5%) to $69,723,000 from
$73,762,000. Except for professional fees and commissions and floor brokerage, all major categories of expenses decreased as a result of the downsizing and sale of the Oklahoma operations to Capital West Financial Corp. as noted in the management's discussion and analysis of results of operations for the three months ended September 29, 1995.

  Employee compensation and benefits, communication and supplies, occupancy and equipment rental, promotional, and other operating expenses decreased $3,428,000 (7.4%), $26,000 (0.4%),
$728,000   (10.9%),  $797,000  (36.1%),  and  $958,000   (13.4%),
respectively.

  Professional fees increased $416,000 (13.8%), primarily as a result of the litigation resulting from the SEC investigation previously discussed.

  Commission  and  floor  brokerage  increased  $201,000  (13.0%)
correlating to the increased agency commission revenue.

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

  For the nine months ended September 29, 1995, cash and cash equivalents increased $1,552,000 to $8,477,000 from $6,925,000 at
December  31,  1994.   Cash  used  for  operating  activities  of
$12,715,000 was attributed to a decrease in operating payables and liabilities of $18,235,000 offset by a decrease in operating receivables of $3,578,000 and cash provided by net income and non-cash items included in net income of $5,083,000, and increases in other assets of $2,408,000 primarily from Securities owned and Notes receivable from officers and employees. The cash used by operating activities was funded primarily by increasing short-term borrowings from banks by $13,900,000.

  SN is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Unaudited Consolidated Financial
Statements). At September 29, 1995, SN had net capital of approximately $18,398,000 which exceeded the minimum net capital requirements by approximately $15,152,000.

  During 1994, SN obtained a revolving subordinated note in the amount of $5,500,000. At September 29, 1995, SN had available but unused informal and formal short-term credit arrangements of $126,450,000 and available but unused subordinated note of $5,450,000. Management believes that funds from operations, available unused informal and formal short-term credit arrangements and the available but unused subordinated note will provide sufficient resources to meet the present and anticipated financial needs.

  The sale of assets of the Oklahoma-based operations along with the plan of restructuring will not have a negative impact on the Company's liquidity or capital resources (see Notes C and D of the Notes to Unaudited Consolidated Financial Statements).

  As  discussed  in Note G of the Notes to Unaudited Consolidated
Financial Statements, the settlement of the suits will not have a significant impact on the liquidity and capital resources of the firm.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information required by this Item is contained in Note G of the Notes to Unaudited Consolidated Financial Statements included in this report and the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Such information is hereby incorporated by reference.


Item 6. Exhibits and Reports on Form 8-K

     (a)        Exhibit No.
         (Reference to Item 601(b)
            of Regulation S-K)                    Description
         -------------------------                -----------
                   11                            Computation of
                                               Earnings Per Share

                   27                       Financial Data Schedule
                                  (furnished to the Securities and Exchange
                                        Commission for Electronic Data
                                      Gathering, Analysis, and Retrieval
                                            [EDGAR] purposes only)


   (b)  Reports on Form 8-K
     The Company filed a report on Form 8-K (and amendment) dated May 25, 1995. This Form 8-K contained information under Item
  2. Acquisition or Disposition of Assets, Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial
  Information and Exhibits. Item 2 described the sale of the Oklahoma division (including three Texas offices). Item 5 reported that the Oklahoma Turnpike Authority filed an action against SN and two former officers. Item 7 provided the pro forma financial information and exhibits. The exhibits filed were an Amended and Restated Purchase Agreement by and among SN and Capital West Financial Corporation and a press release dated May 25, 1995 announcing the sale of assets of the Oklahoma division and three Texas offices of SN (a wholly-owned subsidiary of Stifel Financial Corp.) to Capital West Financial Corporation, an Oklahoma corporation.

     The Company filed a report on Form 8-K dated October 5, 1995. This Form 8-K contained information under Item 5. Item 5 reported that the Attorney General of Oklahoma filed an action against SN, the registrant's subsidiary, and Robert Cochran, a former officer of the subsidiary.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  November 10, 1995           By  /s/  Gregory F. Taylor
                                       Gregory F. Taylor
                                       (Chief Executive Officer)


Date:  November 10, 1995           By  /s/ Mark D. Knott
                                       Mark D. Knott
                                       (Principal Financial Officer)

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                          EXHIBIT INDEX

                       September 29, 1995





 Exhibit
  Number                       Description
 -------                       -----------
   11            Computation of Earnings (Loss) Per Share

   27                     Financial Data Schedule
                  (furnished to the Securities and Exchange
                       Commission for Electronic Data
                     Gathering, Analysis, and Retrieval
                           [EDGAR] purposes only)