Form 10-Q/A
period 1995-03-31
STIFEL FINANCIAL CORP
filed 1996-03-22
CIK 720672

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

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

The financial statements are amended in entirety as set forth below.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  March 31,    December 31,
                                                    1995           1994
                                                 (Unaudited)      (Note)
                                               -------------  -------------
ASSETS
Cash and cash equivalents                      $  6,204,140   $  6,925,192
Cash segregated for the exclusive benefit
  of customers                                    1,318,830      1,316,419
Receivable from brokers and dealers              13,863,587     21,832,542
Receivable from customers, less allowance
  for doubtful accounts of $950,985 and
  $1,070,984, respectively                      134,624,085    139,898,597
Securities owned, at market value                23,316,122     23,318,907

Membership in exchanges, at cost
  (approximate market value:  $1,747,100
  and $1,655,000, respectively)                     513,015        513,015

Office equipment, leasehold improvements,
  and building, at cost, less allowances
  for depreciation and amortization of
  $13,938,634 and $13,518,137,
  respectively                                    5,115,680      4,778,649

Goodwill, net of accumulated amortization
  of $638,982 and $573,600, respectively          4,225,097      4,290,479

Notes and non-securities receivable from
  employees, net of allowance for
  doubtful receivables of $2,547,208 and
  $2,560,617, respectively                        5,543,082      5,620,239

Current income tax receivable                     1,781,262      1,514,734

Deferred tax asset                                4,638,900      4,638,900

Miscellaneous other assets                        6,024,222      7,560,116
                                               ------------   ------------
                                               $207,168,022   $222,207,789
                                               ============   ============

NOTE:  The Consolidated Statement of Financial Condition at December 31,
       1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                March 31,    December 31,
                                                  1995           1994
                                               (Unaudited)      (Note)
                                             -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks             $ 54,307,000   $ 65,650,000
Payable to brokers and dealers                 46,963,516     46,395,629
Payable to customers, including free
  credit balances of $19,780,863 and
  $15,600,835, respectively                    27,336,053     24,368,715
Market value of securities sold, but not
  yet purchased                                 5,975,673      4,252,110
Drafts payable                                 11,561,469     14,576,317
Accrued employee compensation                   6,512,733      9,109,502
Obligation under capital lease                    966,083      1,029,282
Accounts payable and accrued expenses           8,094,822     11,029,823
Long-term debt                                 10,760,000     11,520,000
                                             ------------   ------------
       Total Liabilities                      172,477,349    187,931,378

Subordinated note                                  50,000         50,000

         Stockholders' equity
Common stock                                      648,743        648,743
Additional paid-in capital                     18,266,990     18,491,086
Retained earnings                              16,706,763     17,016,335
                                             ------------   ------------
                                               35,622,496     36,156,164

Less cost of stock in treasury                    806,676      1,731,974
Less unamortized expense of restricted
  stock awards                                    175,147        197,779
                                             ------------   ------------
       Total Stockholders' Equity              34,640,673     34,226,411
                                             ------------   ------------
                                             $207,168,022   $222,207,789
                                             ============   ============

NOTE:  The Consolidated Statement of Financial Condition at December 31,
       1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                               Three Months Ended
                                          March 31, 1995  March 25, 1994
                                          --------------  --------------
REVENUES
  Commissions                             $ 6,852,654     $ 7,020,230
  Principal transactions                    5,331,299       4,492,938
  Investment banking                          744,840       4,938,723
  Interest                                  3,197,690       2,434,551
  Sale of investment company shares         2,062,669       3,276,705
  Sale of insurance products                  545,717         617,666
  Sale of unit investment trusts              426,399         984,631
  Other                                     2,733,268       2,061,521
                                          -----------     -----------
                                           21,894,536      25,826,965

EXPENSES
  Employee compensation & benefits         13,573,152      16,683,984
  Commissions & floor brokerage               574,037         484,873
  Communication & office supplies           2,155,239       1,980,308
  Occupancy & equipment rental              1,970,568       2,154,543
  Promotional                                 523,537         812,999
  Interest                                  2,087,295       1,289,147
  Other operating expenses                  1,329,582       2,131,728
                                          -----------     -----------
                                           22,213,410      25,537,582
                                          -----------     -----------
(LOSS) INCOME BEFORE INCOME TAXES            (318,874)        289,383

  (Benefit) provision for income taxes       (134,913)        110,000
                                          -----------     -----------
   NET (LOSS) INCOME                      $  (183,961)    $   179,383
                                          ===========     ===========

  Net (loss) income per share:
    Primary                               $     (0.04)    $      0.04
    Fully diluted                         $     (0.04)    $      0.04
  Dividends declared per share            $      0.03     $       ---
  Average common equivalent shares
  outstanding:
    Primary                                 4,228,348       4,327,175
    Fully Diluted                           5,514,406       5,613,233

See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                    Three Months Ended
                                              March 31, 1995  March 25, 1994
                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                            $   (183,961)  $    179,383
  Non-cash items included in earnings:
    Depreciation and amortization                   485,879        563,619
    Bonus notes amortization                        223,048        171,375
    Deferred compensation                           245,803        100,639
    Provision for litigation and bad debt              - -          97,093
    Unrealized gains on investments             (   522,408)          - -
    Amortization of restricted stock awards          22,632         51,543
                                               ------------   ------------
                                                    270,993      1,163,652

  Decrease in operating receivables:
    Customers                                     5,274,512     19,866,746
    Brokers and dealers                           7,968,955      9,392,301
  Increase (decrease) in operating payables:
    Customers                                     2,967,338    (11,685,665)
    Brokers and dealers                             567,887     11,734,533
  (Increase) decrease in assets:
    Cash segregated for the exclusive
      benefit of customers                      (     2,411)   (       968)
    Securities owned                                  2,785     25,038,976
    Notes receivable from officers and
      employees                                 (   440,108)   (   481,060)
    Miscellaneous other assets                    2,214,948        603,726
  Increase (decrease) in liabilities:
    Securities sold, not yet purchased            1,723,563      1,092,402
    Drafts payable, accounts payable and
      accrued expenses, and accrued employee
      compensation                              ( 8,792,421)   ( 5,737,635)
                                               ------------   ------------
  Cash Provided By Operating Activities        $ 11,756,041   $ 50,987,008
                                               ------------   ------------

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


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal subsidiary, Stifel, Nicolaus & Company,
Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At March 31, 1995, SN & Co. had net capital of $10,915,136 which was 7% of its aggregate debit balances and $7,667,491 in excess of the 2% net capital requirement.


NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first quarter related to the accruals follows:

                                    Balance at     Charged      Balance at
                                     December    During First     March
                                     31, 1994      Quarter       31, 1995
Net Lease commitments for closed
   offices                         $ 1,400,000   $ 115,558     $ 1,284,442
Severance pay, extended benefits
   and receivables written off
   for terminated employees            875,000     205,254         669,746
Abandonment of leasehold
   improvements                        206,000     166,000          40,000
Contractual commitments                191,000     141,000          50,000
                                   -----------   ---------     -----------
      Total                        $ 2,672,000   $ 627,812     $ 2,044,188
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

  Pro forma financial information assuming the transaction had taken place at the beginning of the year is presented below:

            Pro Forma Combined Results of Operations
         Revenue                          $ 21,144,383
         Net Loss                         $    102,783
         Loss per primary share           $       0.02

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Three months ended March 1995 and March 1994

   The Company recorded a net loss of $184,000 for the quarter ended March 31, 1995, compared to net income of $179,000 in the year earlier first quarter, a decrease of $363,000 (202.8%). The primary loss per share was $.04, a decrease of $.08 per share compared to the previous years $.04 earnings per primary share. The decrease is primarily attributable to the decreased commission and investment banking revenues.

    Total revenues decreased $3,932,000 (15.2%) to $21,895,000 from $25,827,000 resulting from decreased investment banking revenues and commission revenues which declined $4,194,000 (84.9%) and $2,012,000 (16.9%), respectively, offset somewhat by increased trading profits and other income.

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

   Other revenues increased $672,000 (32.6%) as a result of an increase in unrealized gains on non-marketable investments, (which were realized early in the second quarter) and increases in managed account fees.

   Interest revenue increased $763,000 (31.3%) due to increased margin interest resulting from higher margin rates charged to customers; however, net interest retention decreased due to an increase in average borrowing rates coupled with a reduction of municipal interest income due to lower inventory levels.

    Total  expenses  decreased  $3,325,000  (13.0%)  to  $22,213,000   from
$25,538,000 primarily due to decrease variable compensation and other variable expenses.

   Employee compensation and benefits decreased $3,110,000 (18.7%)  due  to
decreased   variable   compensation  which  decreased  $2,463,000   (24.3%)
correlating to the decreased revenue production.

   During the fourth quarter of 1994 the Company implemented a plan of restructuring and downsizing. As a result, certain expense categories reflected decreases from the previous year's level including salaries and benefits which decreased $647,000 (9.9%), occupancy and equipment which decreased $184,000 (8.5%), and promotional expense which decreased $289,000 (35.6%).

  Other expenses decreased  $802,000 (37.6%)  to $1,330,000 from $2,132,000 as a result of a decrease in professional fees (mostly legal), settlements and bad debts, charitable contributions and customer statement processing which decreased $178,000, $274,000, $260,000 and $72,000, respectively.

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

  For the three months ended March 31, 1995, cash and cash equivalents decreased $721,000 (10.4%) to $6,204,000 from $6,925,000 at December 31,
1994. Cash provided by operating activities was primarily used for payment of short-term borrowings from banks. The cash provided by operating activities were principally attributed to decreases in operating receivables and miscellaneous assets of $13,243,000 and $2,215,000, respectively, in conjunction with increases in operating payables and market value of securities sold, not yet purchased of $3,535,000 and $1,724,000, respectively. The cash provided was partially offset by cash used for a decrease of drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $8,792,000.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At March 31, 1995, SN & Co. had net capital of approximately $10,915,000 which exceeded the minimum net capital requirements by approximately $7,667,000.

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



                                     STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  March 15, 1996              By   /s/ Gregory F. Taylor
                                        Gregory F. Taylor
                                        (Chief Executive Officer)



Date:  March 15, 1996              By   /s/ Stephen J. Bushmann
                                        Stephen J. Bushmann
                                        (Principal Financial Officer)

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