Form 10-Q/A
period 1995-06-30
STIFEL FINANCIAL CORP
filed 1996-03-22
CIK 720672

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

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                June 30,       December 31,
                                                  1995             1994
                                               (Unaudited)        (Note)
                                               ------------    ------------
ASSETS
Cash and cash equivalents                      $  8,207,862    $  6,925,192
Cash segregated for the exclusive benefit
  of customers                                    1,320,498       1,316,419
Receivable from brokers and dealers              15,780,370      21,832,542
Receivable from customers, less allowance
  for doubtful accounts of $804,916 and
  $1,070,984, respectively                      134,983,109     139,898,597
Securities owned, at market value                23,291,031      23,318,907

Membership in exchanges, at cost
  (approximate market value:  $1,707,000
  and $1,655,000, respectively)                     513,015         513,015

Office equipment, leasehold improvements,
  and building, at cost, less allowances
  for depreciation and amortization of
  $11,874,433 and $13,518,137, respectively       4,313,137       4,778,649

Goodwill, net of accumulated amortization
  of $704,364 and $573,600, respectively          4,159,715       4,290,479

Notes and non-securities receivable from
  employees, net of allowance for doubtful
  receivables of $2,547,208 and
  $2,560,617, respectively                        5,542,187       5,620,239

Current income tax receivable                     1,641,870       1,514,734

Deferred tax asset                                4,655,513       4,638,900

Miscellaneous other assets                        7,224,863       7,560,116
                                               ------------    ------------
                                               $211,633,170    $222,207,789
                                               ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                June 30,       December 31,
                                                  1995             1994
                                               (Unaudited)        (Note)
                                               -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks               $ 61,805,000    $ 65,650,000
Payable to brokers and dealers                   39,176,777      46,395,629
Payable to customers, including free
  credit balances of $16,670,993 and
  $15,600,835, respectively                      21,495,176      24,368,715
Market value of securities sold, but not
  yet purchased                                   7,624,446       4,252,110
Drafts payable                                   12,562,883      14,576,317
Accrued employee compensation                     8,517,468       9,109,502
Obligation under capital lease                      902,493       1,029,282
Accounts payable and accrued expenses             9,995,901      11,029,823
Long-term debt                                   10,760,000      11,520,000
                                               ------------    ------------
       Total Liabilities                        172,840,144     187,931,378

Subordinated note                                 4,050,000          50,000

       Stockholders' equity
Common stock                                        648,743         648,743
Additional paid-in capital                       18,248,803      18,491,086
Retained earnings                                16,929,712      17,016,335
                                               ------------    ------------
                                                 35,827,258      36,156,164

Less cost of stock in treasury                      866,623       1,731,974
Less unamortized expense of restricted
  stock awards                                      217,609         197,779
                                               ------------    ------------
       Total Stockholders' Equity                34,743,026      34,226,411
                                               ------------    ------------
                                               $211,633,170    $222,207,789
                                               ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                               Three Months Ended
                                        June 30, 1995     June 24, 1994
                                        -------------     -------------
REVENUES
  Commissions                            $ 7,339,724       $ 6,494,369
  Principal transactions                   5,258,027         5,813,990
  Investment banking                       4,379,242         2,275,490
  Interest                                 3,084,843         2,695,122
  Sale of investment company shares        2,066,331         2,427,907
  Sale of insurance products                 559,912           581,908
  Sale of unit investment trusts             472,314           369,161
  Other                                    2,587,730         2,087,827
                                         -----------       -----------
                                          25,748,123        22,745,774

EXPENSES
  Employee compensation & benefits        15,369,093        14,745,643
  Commissions & floor brokerage              620,733           541,225
  Communication & office supplies          1,967,431         1,697,206
  Occupancy & equipment rental             2,060,807         2,215,681
  Promotional                                488,147           718,345
  Interest                                 1,995,378         1,489,311
  Other operating expenses                 2,653,558         2,562,802
                                         -----------       -----------
                                          25,155,147        23,970,213
                                         -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES            592,976        (1,224,439)

  Provision (benefit) for income taxes       244,762          (493,357)
                                         -----------       -----------
   NET INCOME (LOSS)                     $   348,214       $  (731,082)
                                         ===========       ===========

  Net income (loss) per share:
    Primary                              $      0.08       $     (0.17)
    Fully diluted                        $      0.08       $     (0.17)
  Dividends declared per share           $      0.03       $      0.03
  Average common equivalent shares
   outstanding:
    Primary                                4,244,461         4,301,110
    Fully Diluted                          5,551,581         5,587,168

See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                               Six Months Ended
                                        June 30, 1995     June 24, 1994
                                        -------------     -------------
REVENUES
  Commissions                            $14,228,389       $13,568,535
  Principal transactions                  10,614,116        10,330,520
  Investment banking                       5,126,995         7,190,310
  Interest                                 6,282,533         5,129,673
  Sale of investment company shares        4,137,745         5,761,165
  Sale of insurance products               1,108,126         1,200,534
  Sale of unit investment trusts             899,126         1,384,394
  Other                                    5,245,629         4,007,608
                                         -----------       -----------
                                          47,642,659        48,572,739

EXPENSES
  Employee compensation & benefits        28,942,245        31,429,627
  Commissions & floor brokerage            1,194,770         1,026,098
  Communication & office supplies          4,122,670         3,677,514
  Occupancy & equipment rental             4,031,375         4,370,224
  Promotional                              1,011,684         1,531,344
  Interest                                 4,082,673         2,778,458
  Other operating expenses                 3,983,140         4,694,530
                                         -----------       -----------
                                          47,368,557        49,507,795
                                         -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES            274,102          (935,056)

  Provision (benefit) for income taxes       109,849          (383,357)
                                         -----------       -----------
   NET INCOME (LOSS)                     $   164,253       $  (551,699)
                                         ===========       ===========

  Net income (loss) per share:
    Primary                              $      0.04       $     (0.13)
    Fully diluted                        $      0.04       $     (0.13)
  Dividends declared per share           $      0.06       $      0.03
  Average common equivalent shares
   outstanding:
    Primary                                4,235,411         4,322,442
    Fully Diluted                          5,540,322         5,608,500

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                      Six Months Ended
                                                June 30, 1995   June 24, 1994
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   164,253    $  (551,699)
  Non-cash items included in earnings:
    Depreciation and amortization                  1,018,879      1,233,684
    Bonus notes amortization                         464,444        164,209
    Deferred compensation                            476,678        207,296
    Deferred tax benefit                             (16,613)           - -
    Provision for litigation and bad debts           400,000        541,928
    Unrealized (gains) losses on investments        (130,255)        15,000
    Amortization of restricted stock awards           61,670         68,661
                                                 -----------    -----------
                                                   2,439,056      1,679,079

  Decrease (increase) in operating
   receivables:
     Customers                                     4,915,488     17,005,715
     Brokers and dealers                           6,052,172       (591,282)
  (Decrease) increase in operating
   payables:
     Customers                                    (2,873,539)   (11,509,836)
     Brokers and dealers                          (7,218,852)    26,973,376
  (Increase) decrease in assets:
    Cash segregated for the exclusive
      benefit of customers                            (4,079)        (1,992)
    Securities owned                                  27,876     58,852,675
    Notes receivable from officers and
      employees                                     (774,949)      (992,935)
    Miscellaneous other assets                      (168,620)       326,104
  Increase (decrease) in liabilities:
    Securities sold, not yet purchased             3,372,336     (1,944,238)
    Drafts payable, accounts payable and
      accrued expenses, and accrued employee
      compensation                                (4,516,068)    (5,530,865)
                                                 -----------    -----------
  Cash Provided By Operating Activities          $ 1,250,821    $84,265,801
                                                 -----------    -----------

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


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal wholly-owned subsidiary, Stifel, Nicolaus & Company, Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At June 30, 1995, SN & Co. had net capital of $19,660,664 which was 12% of its aggregate debit balances and $16,316,765 in excess of the 2% net capital requirement.


NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first six months related to the accruals follows:

NOTE C - PLAN OF RESTRUCTURING (continued)
                                              Charged
                               Balance at      During    Balance at
                                December     First Six      June
                                31, 1994      Months      30, 1995
                               ----------   ----------   ----------
Net Lease commitments for
  closed offices               $1,400,000   $  278,745   $1,121,255

Severance pay, extended
  benefits and receivables
  written off for terminated
  employees                       875,000      307,123      567,877

Abandonment of leasehold
 improvements                     206,000      188,285       17,715

Contractual commitments           191,000      161,000       30,000
                               ----------   ----------   ----------
   Total                       $2,672,000   $  935,153   $1,736,847
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

  Pro forma financial information assuming the transaction had taken place at the beginning of the year is presented below:

         Pro Forma Combined Results of Operations
         Revenue                          $ 44,190,439
         Net Income                       $    606,600
         Earnings per primary share       $       0.14

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

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

  Results of Operations

    Three months ended June 1995 and June 1994

  The Company recorded net income of $348,000 for the three months ended June 30, 1995, compared to a net loss of $731,000 in the year earlier three month period. Primary earnings per share was $0.08 for the three months compared to a $0.17 loss per share in the year earlier three month period. The improvement is primarily attributable to the recent growth in Commissionable revenues and investment banking revenues.

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

  Total expenses increased $1,185,000 (4.9%) to $25,155,000 from $23,970,000, primarily due to increased employee compensation and benefits and increased interest expenses. Employee compensation and benefits increased a net of $623,000 (4.2%) which is comprised of an increase of $1,233,000 (14.2%) in variable compensation related to the revenue increase and a decrease in salaries of $610,000 (10.0%) resulting from the restructuring, downsizing and sale of the Oklahoma based operations (see Notes C and D to the unaudited Consolidated Financial Statements). In addition certain other expense categories reflected decreases from the previous year's level resulting from the plan of restructuring and sale of the Oklahoma operations. Among the more significant of these categories were occupancy & equipment and promotional expense which decreased $155,000 (7.0%) and $230,000 (32.0%), respectively.

  Communication & office supplies and commissions & floor brokerage increased $270,000 (15.9%) and $80,000 (14.8%), respectively. The communication increase is primarily due to the implementation of new communication and quote technology. The variable expense of commissions & floor brokerage increased because of the increased commissionable activity. Other expense increased $91,000 (3.5%) primarily as a result of increases in professional fees (mostly legal).

    Six months ended June 1995 and June 1994

  The Company recorded net income of $164,000, for the six-months ended June 30, 1995, compared to a net loss of $552,000 in the first six months of last year, an improvement of $716,000. Primary earnings per share was $0.04, an increase of $0.17 per share compared to the previous year's $0.13 loss per primary share. The improved profitability is primarily attributable to decreased operating expenses, particularly employee compensation and benefits and promotional expenses.

  Total revenues decreased $930,000 (1.9%) to $47,643,000 from $48,573,000. Investment banking revenues decreased $2,063,000 (28.7%) and commissionable revenues (commissions, sale of investment company shares, sale of insurance, and sale of unit investment trusts) decreased $1,541,000 (7.0%). These decreases were partially offset by increased interest revenues of $1,153,000 (22.5%) and other revenues which increased $1,238,000 (30.9%).

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

  Other revenues increased $1,238,000 (30.9%) as a result of an increase in realized gains on venture capital investments, managed account fees, and brokerage and clearing revenues.

  Interest revenues increased $1,153,000 (22.5%) resulting from the same circumstances noted in discussion of the three months ended June 1995 results of operations.

  Total expenses decreased $2,139,000 (4.3%) to $47,369,000 from $49,508,000 primarily due to decreased variable compensation, other variable expenses which relate to the decreased six month revenue and certain fixed expenses resulting from the cost containment efforts and the sale of the Oklahoma operations.

  Total employee compensation and benefits decreased $2,487,000 (7.9%). This is the result of a decrease of $1,230,000 (6.5%) in variable compensation correlating to the decreased revenue production and decreased fixed salaries and benefits of $1,257,000 (9.9%) resulting from the plan of restructuring and downsizing. In addition, certain expense categories reflected decreases from the previous year's level which reflect the expected reduction resulting from the plan of restructuring. These categories include, in addition to those previously mentioned, occupancy & equipment and promotional expense which decreased $339,000 (7.8%) and $520,000 (33.9%), respectively.

  Communication  &  office  supplies increased  $445,000  (12.1%)
primarily due to the implementation of new communication and quote technology.

  Other expenses decreased $711,000 (15.1%) as a result of decreased settlements of litigation, provisions for bad debts, charitable contributions and customer statement processing which decreased $48,000, $238,000, $293,000 and $119,000, respectively.

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

  For the six months ended June 30, 1995, cash and cash equivalents increased $1,283,000 (18.5%) to $8,208,000 from
$6,925,000 at December 31, 1994. The cash provided by operating activities were principally attributed to net income adjusted for non-cash charges of $2,439,000 and an increase in the market value of securities sold, not yet purchased of $3,372,000. The cash provided was partially used to decrease drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $4,516,000. Proceeds from the drawdown of a revolving subordinated note was primarily used to reduce short-term borrowings from banks.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At June 30, 1995, SN & Co. had net capital of approximately $19,661,000 which exceeded the minimum net capital requirements by approximately $16,317,000.

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