Form 10-Q/A
period 1995-09-29
STIFEL FINANCIAL CORP
filed 1996-03-22
CIK 720672

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

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             September 29,    December 31,
                                                 1995             1994
                                              (Unaudited)        (Note)
                                             -------------    ------------
ASSETS
Cash and cash equivalents                     $  8,477,462    $  6,925,192
Cash segregated for the exclusive
  benefit of customers                           1,323,477       1,316,419
Receivable from brokers and dealers             11,769,558      21,832,542
Receivable from customers, less
  allowance for doubtful accounts of
  $804,916 and $1,070,984, respectively        146,383,776     139,898,597
Securities owned, at market value               24,582,762      23,318,907

Membership in exchanges, at cost
  (approximate market value:  $1,840,000
  and $1,655,000, respectively)                    513,015         513,015

Office equipment, leasehold improvements,
  and building, at cost, less allowances
  for depreciation and amortization of
  $12,106,348 and $13,518,137, respectively      3,530,467       4,778,649

Goodwill, net of accumulated amortization
  of $762,930 and $573,600, respectively         4,048,930       4,290,479

Notes and non-securities receivable from
  employees, net of allowance for doubtful
  receivables of $2,298,807 and $2,560,617,
  respectively                                   5,245,967       5,620,239

Current income tax receivable                      687,078       1,514,734

Deferred tax asset                               3,633,580       4,638,900

Miscellaneous other assets                       7,347,761       7,560,116
                                              ------------    ------------
                                              $217,543,833    $222,207,789
                                              ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1994 has been derived from the audited financial statements at that date.


See Notes to Unaudited Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                             September 29,    December 31,
                                                 1995             1994
                                              (Unaudited)        (Note)
                                             -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks              $ 79,550,000    $ 65,650,000
Payable to brokers and dealers                  38,574,379      46,395,629
Payable to customers, including free
  credit balances of $16,930,086 and
  $15,600,835, respectively                     22,975,142      24,368,715
Market value of securities sold, but
  not yet purchased                              3,633,182       4,252,110
Drafts payable                                  11,292,461      14,576,317
Accrued employee compensation                    8,592,987       9,109,502
Obligation under capital lease                     835,475       1,029,282
Accounts payable and accrued expenses            6,647,652      11,029,823
Long-term debt                                  10,760,000      11,520,000
                                              ------------    ------------
       Total Liabilities                       182,861,278     187,931,378

Subordinated note                                   50,000          50,000

       Stockholders' equity
Common stock                                       648,743         648,743
Additional paid-in capital                      18,251,484      18,491,086
Retained earnings                               16,966,394      17,016,335
                                              ------------    ------------
                                                35,866,621      36,156,164

Less cost of stock in treasury                   1,049,393       1,731,974
Less unamortized expense of restricted
  stock awards                                     184,673         197,779
                                              ------------    ------------
       Total Stockholders' Equity               34,632,555      34,226,411
                                              ------------    ------------
                                              $217,543,833    $222,207,789
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


See Notes to Unaudited Consolidated Financial Statements.

               STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                              Three Months Ended
                                        September 29,    September 30,
                                            1995             1994
                                        -------------    -------------
REVENUES
  Commissions                            $ 7,112,756      $ 6,096,264
  Principal transactions                   4,244,225        6,748,741
  Investment banking                       2,643,439        2,782,011
  Interest                                 3,161,972        2,810,076
  Sale of investment company shares        2,125,729        2,230,935
  Sale of insurance products                 446,909          560,755
  Sale of unit investment trusts             509,303          450,264
  Other                                    2,810,797        1,893,953
                                         -----------      -----------
                                          23,055,130       23,572,999

EXPENSES
  Employee compensation & benefits        13,755,464       14,657,910
  Commissions & floor brokerage              556,680          524,253
  Communication & office supplies          1,636,007        2,106,994
  Occupancy & equipment rental             1,905,107        2,293,566
  Promotional                                400,412          677,559
  Interest                                 1,926,141        1,533,933
  Other operating expenses                 2,393,248        2,459,381
                                         -----------      -----------
                                          22,573,059       24,253,596
                                         -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES            482,071         (680,597)

  Provision (benefit) for income taxes       320,242         (260,281)
                                         -----------      -----------
   NET INCOME (LOSS)                     $   161,829      $  (420,316)
                                         ===========      ===========

  Net income (loss) per share:
    Primary                              $      0.04      $     (0.10)
    Fully diluted                        $      0.04      $     (0.10)
  Dividends declared per share           $      0.03      $      0.03
  Average common equivalent shares
    outstanding:
     Primary                               4,251,530        4,204,768
     Fully Diluted                         5,537,588        5,490,826

See Notes to Unaudited Consolidated Financial Statements.

               STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                              Nine Months Ended
                                        September 29,    September 30,
                                            1995             1994
                                        -------------    -------------
REVENUES
  Commissions                           $21,341,145      $19,664,799
  Principal transactions                 14,858,341       17,079,261
  Investment banking                      7,770,434        9,972,321
  Interest                                9,444,505        7,939,749
  Sale of investment company shares       6,263,474        7,992,100
  Sale of insurance products              1,555,035        1,761,289
  Sale of unit investment trusts          1,408,429        1,834,658
  Other                                   8,056,426        5,901,561
                                        -----------      -----------
                                         70,697,789       72,145,738

EXPENSES
  Employee compensation & benefits       42,697,709       46,087,537
  Commissions & floor brokerage           1,751,450        1,550,351
  Communication & office supplies         5,758,677        5,784,508
  Occupancy & equipment rental            5,936,482        6,663,790
  Promotional                             1,412,096        2,208,903
  Interest                                6,008,814        4,312,391
  Other operating expenses                6,376,388        7,153,911
                                        -----------      -----------
                                         69,941,616       73,761,391
                                        -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES           756,173       (1,615,653)

  Provision (benefit) for income taxes      430,091         (643,638)
                                        -----------      -----------
   NET INCOME (LOSS)                    $   326,082      $  (972,015)
                                        ===========      ===========
  Net income (loss) per share:
    Primary                             $      0.08      $     (0.23)
    Fully diluted                       $      0.08      $     (0.23)
  Dividends declared per share          $      0.09      $      0.06
  Average common equivalent shares
outstanding:
    Primary                               4,244,719        4,302,365
    Fully Diluted                         5,530,777        5,588,423

See Notes to Unaudited Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                    Nine Months Ended
                                              September 29,   September 30,
                                                  1995            1994
                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $    326,082    $   (972,015)
  Non-cash items included in earnings:
    Depreciation and amortization                1,508,262       1,872,214
    Bonus notes amortization                       653,852         567,158
    Deferred compensation                          396,154         353,656
    Deferred tax benefit                         1,005,320           - -
    Provision for litigation and bad debts       1,039,742         839,597
    Unrealized gains on investments               (130,255)       (403,317)
    Amortization of restricted stock awards         80,356          89,853
                                              ------------    ------------
                                                 4,879,513       2,347,146

(Increase) decrease in operating
  receivables:
    Customers                                   (6,485,179)     17,601,168
    Brokers and dealers                         10,062,984     (18,363,370)
(Decrease) increase in operating
  payables:
    Customers                                   (1,393,573)     (8,988,483)
    Brokers and dealers                         (7,821,250)     19,922,170
(Increase) decrease in assets:
  Cash segregated for the exclusive
    benefit of customers                            (7,058)         96,847
  Securities owned                              (1,263,855)     67,471,113
  Notes receivable from officers and
    employees                                     (947,949)     (2,635,462)
  Miscellaneous other assets                        (8,844)        834,543
(Decrease) increase in liabilities:
  Securities sold, not yet purchased              (618,928)      3,456,828
  Drafts payable, accounts payable and
  accrued expenses, and accrued employee
  compensation                                  (9,110,696)     (7,827,181)
                                              ------------    ------------
Cash (Used For) Provided By
  Operating Activities                        $(12,714,835)   $ 73,915,319
                                              ------------    ------------

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


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal wholly-owned subsidiary, Stifel, Nicolaus & Company, Incorporated (SN), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At September 29, 1995, SN had net capital of $18,421,594 which was 11% of its aggregate debit balances and $15,176,109 in excess of the 2% net capital requirement.


NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first nine months related to the accruals follows:

NOTE C - PLAN OF RESTRUCTURING (continued)
                                     Balance at    Charged      Balance at
                                      December      During      September
                                      31, 1994    First Nine     29, 1995
                                                    Months
Net Lease commitments for
  closed offices                   $1,400,000    $  491,792    $  908,208

Severance pay, extended benefits
  and receivables written off
  for terminated employees            875,000       478,517       396,483

Abandonment of leasehold
  improvements                        206,000       197,271         8,729

Contractual commitments               191,000       161,000        30,000
                                   ----------    ----------    ----------
  Total                            $2,672,000    $1,328,580    $1,343,420
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

  Pro forma financial information assuming the transaction had taken place at the beginning of the year is presented below:

         Pro Forma Combined Results of Operations
         Revenue                          $67,245,569
         Net Income                       $   810,940
         Earnings per primary share       $      0.19

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

Item  2.  Management's Discussion and Analysis of  Financial
          Condition and Results of Operations

  Results of Operations

    Three months ended September 1995 and September 1994

  The Company recorded net income of $162,000 for the three months ended September 29, 1995, compared to a net loss of $420,000 in the year earlier three month period. Primary earnings per share were $0.04 for the three months compared to a $0.10 loss per share in the year earlier three month period. The improvement was attributable to reduced operating expenses resulting form the sale of the Oklahoma division to Capital West Financial Corp., the downsizing and restructuring plan implemented in the last quarter of 1994, and the resurgence of the market which contributed to the increase in commissionable revenue.

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

  Total expenses decreased $1,680,000 (6.9%) to $22,573,000 from $24,253,000, primarily due to reductions achieved as a result of the implementation of the plan of restructuring and downsizing which began in the fourth quarter of 1994 and the sale of the Oklahoma division to Capital West Financial Corp.

  Total employee compensation and benefits decreased $903,000 (6.2%) to $13,755,000 from $14,658,000. The variable portion of compensation increased $287,000 (3.4%) to $8,853,000 from $8,566,000, largely as a result of increased bonus expense which correlates to increased profitability and pay for performance incentives. Fixed compensation decreased $1,189,000 (19.5%) to $4,902,000 from $6,091,000, largely due to the sale of the Oklahoma division to Capital West Financial Corp. and the downsizing and restructuring plan aforementioned.

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

    Nine months ended September 1995 and September 1994

  The Company recorded net income of $326,000 for the nine-month period ended September 29, 1995, compared to a net loss of $972,000 in the first nine months of last year, an improvement of $1,298,000. Primary earnings per share were $0.08, an increase of $0.31 per share compared to the previous year's $0.23 loss per primary share. The improved results are primarily attributable to decreased operating expenses, most significant of which was employee compensation and benefits.

  Total revenues decreased $1,448,000 (2.0%) to $70,698,000 from $72,146,000. Investment banking revenue decreased $2,201,000 (22.1%), principal transactions decreased $2,221,000 (13.0%), and commissionable revenues (commissions, sale of investment company shares, sale of insurance, and sale of unit investment trusts) decreased $685,000 (2.2%). These decreases, which were in large part due to the sale of the Oklahoma-based operations in May of 1995, were partially offset by an increase in other revenues of $2,154,000 (36.5%) to $8,056,000 from $5,902,000, which consists of managed account fees, money market distribution fees, and brokerage and clearing revenues which increased $631,000, $674,000, and $321,000 for the same reasons as explained in the management's discussion and analysis of results of operations for the three months ended September 29, 1995. In addition, a gain on sale of investments of $403,000 was recorded by Stifel Venture Corp. (the Company's wholly-owned venture capital subsidiary) during the period.

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

  For the nine month period ended September 29, 1995 total expenses decreased $3,820,000 (5.2%) to $69,942,000 from
$73,762,000. Except for professional fees and commissions and floor brokerage, all major categories of expenses decreased as a result of the downsizing and sale of the Oklahoma operations to Capital West Financial Corp. as noted in the management's discussion and analysis of results of operations for the three months ended September 29, 1995.

  Employee compensation and benefits, communication and supplies, occupancy and equipment rental, promotional, and other operating expenses decreased $3,390,000 (7.4%), $26,000 (0.4%),
$728,000   (10.9%),  $797,000  (36.1%),  and  $778,000   (10.9%),
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

  For the nine months ended September 29, 1995, cash and cash equivalents increased $1,552,000 to $8,477,000 from $6,925,000 at
December  31,  1994.   Cash  used  for  operating  activities  of
$12,715,000 was attributed to a decrease in operating payables and liabilities of $18,326,000 offset by a decrease in operating receivables of $3,578,000 and cash provided by net income and non-cash items included in net income of $4,880,000, and increases in other assets of $2,228,000 primarily from Securities owned and Notes receivable from officers and employees. The cash used by operating activities was funded primarily by increasing short-term borrowings from banks by $13,900,000.

  SN is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Unaudited Consolidated Financial
Statements). At September 29, 1995, SN had net capital of approximately $18,422,000 which exceeded the minimum net capital requirements by approximately $15,176,000.

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