Form 10-K
period 1995-12-31
STIFEL FINANCIAL CORP
filed 1996-03-26
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended    December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to

Commission file number  1-9305

                    STIFEL FINANCIAL CORP.
     (Exact name of registrant as specified in its charter)

           DELAWARE                              43-1273600
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

500 N. Broadway, St. Louis, Missouri                 63102-2188
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   314-342-2000

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
       Title of Each Class                       On Which Registered
       -------------------                      ---------------------
Common Stock, Par Value $.15 per share         New York Stock Exchange
                                               Chicago Stock Exchange

Preferred Stock Purchase Rights                New York Stock Exchange
                                               Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K, or any amend-ment to this Form 10-K. / /

Aggregate market value of voting stock held by non-affiliates of the registrant at March 12, 1996 was $24,116,459.

Shares of Common Stock outstanding at March 12, 1996: 4,476,725 shares, par value $.15 per share.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference to Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 23, 1996 are incorporated by reference to Part III hereof. Exhibit Index located on pages 24.

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

The  Company offers securities-related financial services through
its   wholly  owned  operating  subsidiaries,  Stifel,  Nicolaus,
Century Securities Associates, Inc. Todd Investment Advisors, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 43 locations. The Company's customers include
individuals ,   corporations,  municipalities  and   institutions.
Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest. On May 25, 1995 the Company sold the majority of the assets related to its operations in Oklahoma, which consisted of 26 retail securities offices and the municipal underwriting, trading, and institutional sales operations located in Oklahoma, and three retail offices in Texas. These operations comprised 14% of the
Company's  total  revenue  for  1994.   (See  proforma  financial
information in Note Q of the Consolidated Financial Statements incorporated by reference herein.)

Principal Sources of Revenue

The amounts of each of the principal sources of revenue of the Company for the calendar years 1995 and 1994, the five-month transition period and the prior fiscal year is contained on page 17 of the Company's 1995 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

The  percentage  of  total commission revenue from  institutional customers is not accounted for separately. Institutional accounts, which generate primarily fixed income transactions, are serviced mainly by the Company's offices in St. Louis. Retail investment executives also receive orders from institutional customers from time to time.

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

Investment Banking

The Company manages the underwriting of both corporate and municipal securities and participates as an underwriter in syndicates of issues managed by other firms. The corporate and public finance departments are responsible for originating underwritings, mergers and acquisitions, placements, valuations, financial advisory work and other investment banking matters. The Company acts as an underwriter and dealer in bonds issued by states, cities and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings and corporate underwritings are originated and sold through its office in St. Louis. Prior to 1994 the majority of the Company's investment banking related revenue was generated by its Oklahoma City based public finance department. As a result of the negative publicity surrounding the two year investigation and civil injunctive action by the Securities and Exchange Commission which was settled in August of 1995 related to certain municipal bond underwritings managed by the Oklahoma City office, the Company's ability to generate municipal bond underwritings in Oklahoma and elsewhere was adversely impacted (see also Item 7 "Management Discussion and Analysis" and Note H of the Consolidated Financial Statements incorporated by reference herein.)

The level of production by the St. Louis public finance department did not meet management's expectations for 1995. The number of municipal bond offerings was not only affected by the negative publicity as a result of the Securities and Exchange Commission investigation and enforcement action but also was effected by the downturn in the public finance market experienced industry-wide. Interest rates have not fluctuated downward as dramatically as several years ago, and consequently the volume of refinancings by institutions and governmental agencies has remained low.

While many large broker-dealers have ceased their public finance operations resulting from the industry-wide slowdown, management is uncertain at this time what effects, if any, that may have on the department's future performance.

In calendar years 1995 and 1994 the majority of the Company's investment banking revenues have been generated by the corporate finance department. The growth in the revenue is due to the department's focus on providing research, financial advisory services, and consulting services for merger and acquisition and serving as a manager or co-manager for underwriting issuances of corporate debt or equity securities for financial institutions and Real Estate Investment Trusts (REITs) located primarily in the Midwest. Management expects the performance of the corporate finance department to remain strong.

The management of and participation in public offerings involves significant risks. An underwriter may incur losses if it is unable to resell, at a profit, the securities it has purchased. Under the Securities Act of 1933 and other statutes and court decisions, an underwriter may be subject to substantial liability for misstatements or omissions that are judged to be material in prospectuses and other communications related to underwritings. Underwriting commitments cause a charge against net capital (as defined by Rule 15c3-1 of the Securities and Exchange Commission -- see "Regulation"); and, consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of available net capital of the Company.

Other Business

The Company has dealer-sales agreements with numerous distributors of investment company shares. These agreements provide generally for dealer discounts ranging up to 5.75 percent of the purchase price, depending upon the size of the transaction.

The Company acts as an agent for its customers' transactions in put and call options traded on the Chicago Board Options Exchange, Inc., American Stock Exchange, Inc., Philadelphia Stock Exchange, Inc., and, to a much lesser extent, in the over-the-counter market.

The Company has a wholly owned subsidiary, Century Securities Associates, Inc. ("CSA"), an introducing broker-dealer which clears its transactions through Stifel, Nicolaus. CSA contracts with independent licensed brokers to sell securities and other investment products to retail (individual) investor accounts. CSA is licensed in 50 states and has 88 registered representatives. Management expects CSA to continue to grow in significance to the Company's operation as a whole.

In 1993 the Company formed a subsidiary, Stifel Asset Management Corp. ("SAM"), to act as a holding company for two investment advisory firms, Pin Oak Capital, Ltd. ("Pin Oak"), and Todd Investment Advisors, Inc. ("Todd"). Pin Oak, which operated formerly as the investment advisory division of Stifel, Nicolaus, was formed as an investment advisory firm and began operations during the five month transition period in 1993. SAM purchased all of the outstanding stock of Todd, an investment advisory firm located in Louisville, Kentucky, in December 1993. Both Pin Oak and Todd provide investment advice and services to individual, fiduciary and corporate clients. Combined assets under management for the two firms at December 31, 1995 was approximately $2,651,657,000. Pin Oak holds registrations as an investment advisor in six states. Todd is registered as an investment advisor in thirteen states.

Coincidental with the sale of the Oklahoma based operations to Capital West Financial Corporation ("Capital West"), the Company entered into a clearing agreement to clear the trades of Capital West's broker-dealer subsidiary and carry its customer accounts on a fully disclosed basis. The Company charges Capital West for these services based upon the clearing agreement.

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

Management relies on the expertise acquired in its market area over its 105-year history, its personnel, and its equity capital to operate in the competitive environment.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc., the Municipal Securities Rulemaking Board, and the national securities exchanges, such as the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

As a broker-dealer and member of the NYSE, Stifel, Nicolaus is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than 2 percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker/dealers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel, Nicolaus computes its net capital under the alternative method.

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4 percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5 percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital
Rule may limit those operations of a firm such as Stifel, Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel, Nicolaus had net capital of
approximately  $20,112,000  at  December  31,  1995,  which   was
approximately 11.3 percent of aggregate debit balances and approximately $16,550,000 in excess of required net capital.

Employees

There were 810 individuals employed by the Company as of February
29, 1996.  This includes both full and part-time personnel.

ITEM 2.  PROPERTIES

The headquarters and administrative offices of the Company, Stifel, Nicolaus and CSA are located in downtown Saint Louis, Missouri. Todd is located in Louisville, Kentucky. Pin Oak is located in New York, New York. Stifel Nicolaus has a branch office system located in 13 states, primarily in the Midwest. The Company has a total of 43 locations in 14 states. All offices of the Company are located in leased premises. The
Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense for the twelve month period ended December 31, 1995, for office space and equipment, was approximately $3,986,000. Further information about the lease obligations of the Company is provided in Note D to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits and arbitrations which arose from its usual business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damages. While results of litigation and arbitration cannot be predicted with certainty, management, based on opinions of outside counsel, has provided for actions most likely of adverse disposition and believes that the effects of resolution of such litigation and arbitration beyond the amounts provided will not have a material adverse effect on the Company's consolidated financial position. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

During 1995, the SEC completed a formal investigation into possible violations of the federal securities laws in connection with certain municipal bond issues managed by the Company's former Oklahoma City based public finance department where the Company was the managing or co-managing underwriter. This investigation resulted in the Company consenting to a permanent injunction and ancillary relief whereby, the Company paid approximately $1.1 million in disgorgement and prejudgment interest, and $250,000 in fines.

Additionally, the Company is named in lawsuits filed by The Oklahoma Turnpike Authority ("OTA") and The State of Oklahoma. The OTA suit seeks $6.5 million in compensatory damages and an unspecified amount of punitive damages. The State of Oklahoma seeks $7.6 million in compensatory damages and that these damages be trebled. The OTA suit alleges that an undisclosed fee paid to the Company by a third party for the placement of a forward purchase contract in an advance refunding escrow for the proceeds of the 1992 OTA $660 million refinancing should have been paid to the OTA. The State of Oklahoma suit alleges that the Company and two former executives of the Company committed violations of the Racketeer Influenced and Corrupt Organizations ("RICO") Act. This suit alleges essentially the same facts as are alledged in the OTA suit and were alledged by the SEC in its action against the Company which was settled in August, 1995, by the Company without admitting or denying the allegations. Management does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's financial position.

See Note H to the Company's Consolidated Financial Statements, filed herein.

Executive Officers of the Registrant
------------------------------------
The  following  information  is  furnished  pursuant  to  General
Instruction G(3) of Form 10-K with respect to the executive officers of Financial:

                               Positions or Offices         Position with the
         Name           Age      with the Company             Company Since

George H. Walker III     65   Chairman of the Board of            1976
                                Financial and Stifel, Nicolaus

Gregory F. Taylor        46   President and Chief Executive       1985
                                Officer of Financial and
                                Stifel, Nicolaus

Charles R. Hartman       52   General Counsel and Senior          1994
                                Vice President of Stifel,
                                Nicolaus

Mark D. Knott            47   Former Secretary, Treasurer         1986
                                and Chief Financial Officer
                                of Financial and former Senior
                                Vice President and Chief
                                Financial Officer of Stifel,
                                Nicolaus

Rick E. Maples           37   Senior Vice President and           1984
                                Director of Investment Banking
                                - Corporate Finance of Stifel,
                                Nicolaus

Michael A. Murphy        44   Senior Vice President - Director    1989
                                of Retail Group of Stifel,
                                Nicolaus

Edward L. Poth           35   Vice President - Director of        1990
                                Trading of Stifel, Nicolaus

Rexford E. Riordan       62   Senior Vice President - Director    1979
                                of Investment Services Group of
                                Stifel, Nicolaus

J. Joseph Schlafly, III  44   Senior Vice President - Director    1980
                                of Investment Banking - Public
                                Finance of Stifel, Nicolaus

Lawrence E. Somraty      47   President of Century Securities     1977
                                Associates, Inc.

David Soshnik            56   Senior Vice President - Director    1986
                                of Research of Stifel, Nicolaus

James D. Sumption        56   Senior Vice President of Stifel,    1987
                                Nicolaus President of Pin Oak
                                Capital, Ltd.

Bosworth M. Todd         66   Chairman and Chief Executive        1993
                                Officer of Todd Investment
                                Advisors, Inc.

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

  Mark D. Knott joined Financial as Treasurer and Chief Financial Officer and Stifel, Nicolaus as Chief Financial Officer and Senior Vice President in 1986 and was elected Secretary of Financial in 1990. Mr. Knott served in this capacity until his resignation in February, 1996.

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

   Edward  L. Poth joined Stifel, Nicolaus in 1990.  He  is  Vice
President and Director of Trading of Stifel, Nicolaus.  From 1990
- 1995, Mr. Poth served as Vice President and Bond Trader.

   Rexford E. Riordan joined Stifel, Nicolaus in 1979. He is Senior Vice President and Director of Investment Services Group of Stifel, Nicolaus. From 1979 - 1995, Mr. Riordan served in various capacities in the firm including assisting in the National Sales department, Manager of Mutual Funds and Unit Investment Trusts departments, Director of Training, and served as First Vice President.

  J. Joseph Schlafly, III joined Stifel, Nicolaus in 1980.  He is
Senior Vice President and Director of Investment Banking - Public
Finance Department of Stifel, Nicolaus.

   Lawrence E. Somraty has been with Stifel, Nicolaus since 1977. He served as Option Department Manager, Senior Registered Options Principal, Investment Advisor and Branch Manager. He became the President of Century Securities Associates, Inc. in January 1991.

   David  Soshnik joined Stifel, Nicolaus in 1986.  He is  Senior
Vice  President  and  Director of Research of  Stifel,  Nicolaus.
Prior  to  1995, Mr. Soshnik served as Senior Vice  President  of
Investments.

   James  D.  Sumption joined Stifel, Nicolaus in 1987.   He  has
served  as  Senior Vice President of Stifel, Nicolaus and  became
President of Pin Oak Capital, Ltd. in 1992.

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

   Bosworth  M. Todd joined the Company in 1993 when the  Company
purchased  all of the outstanding stock of Todd.   Mr.  Todd  has
served as the Chairman and Chief Executive Officer of Todd  since
1979.

   George H. Walker III joined Stifel, Nicolaus in 1976, became President and Chief Executive Officer of Stifel, Nicolaus in December, 1978, and became Chairman of Stifel, Nicolaus in July, 1982. From the time of the organization of Financial in 1981 Mr. Walker has served as its Chairman of the Board and, until October 26, 1992, Mr. Walker served as its President and Chief Executive Officer. Mr. Walker is a director of Laclede Steel Company, Laidlaw Corp., and EAC Corporation. He is active in various community activities and is a former Chairman of Downtown St. Louis, Inc. and Webster University. He currently is Chairman of the Missouri Historical Society and Chairman of the Advisory Committee of Webster University Business School.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

a.)  Market Information
The common stock of Financial is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Financial's Common Stock for each full quarterly period for the two most recent calendar years and the five-month transition period are as follows:

                                          Stock Price
                                           High - Low
                    ---------------------------------
                          Year 1995 By Quarter
                    ---------------------------------
                    First             $ 6 1/2 - 5 1/4
                    Second              6 3/8 - 5 3/8
                    Third               6 3/4 - 5 7/8
                    Fourth              6 1/4 - 5 1/2
                    ---------------------------------
                          Year 1994 By Quarter
                    ---------------------------------
                    First             $ 9 3/8 - 7 7/8
                    Second              8     - 6 7/8
                    Third               7 1/4 - 5 1/2
                    Fourth              5 1/2 - 5
                    ---------------------------------
                         Transition Period 1993
                    ---------------------------------
                    First             $ 9 7/8 - 8 5/8
                    Nov. & Dec., 1993   9 1/8 - 8 1/4
                    ---------------------------------

b.)  Holders
The approximate number of stockholders of record on March 15, 1996 was 3,000.

c.)  Dividends
Dividends paid were as follows:
  Record     Payment     Cash      Stock
   Date        Date    Dividend   Dividend
 --------    --------  --------   --------
 09/07/93    09/21/93    $0.025     - -
 10/15/93    10/29/93      - -       5%
 12/09/93    12/21/93    $0.03      - -
 05/02/94    05/17/94    $0.03      - -
 08/02/94    08/16/94    $0.03      - -
 11/01/94    11/15/94    $0.03      - -
 02/10/95    02/24/95    $0.03       5%
 05/09/95    05/23/95    $0.03      - -
 08/08/95    08/22/95    $0.03      - -
 11/07/95    11/21/95    $0.03      - -

A regular quarterly cash dividend of $0.025 per share was established on February 9, 1993. On November 30, 1993 the regular quarterly cash dividend was increased to $0.03 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                     Stifel Financial Corp. and Subsidiaries
                                                Financial Summary
                                                                    Five Months
                                          Years Ended December 31,     Ended                Years Ended July
                                          ------------------------                  -------------------------------
(In thousands, except per                     1995       1994       Dec.31, 1993       1993       1992       1991
share and percentages)
Revenues
  Commissions                              $ 28,292   $ 25,407        $ 11,949      $ 26,456   $ 25,204   $ 19,957
  Principal transactions                     18,980     22,567           9,313        25,201     25,260     19,432
  Investment banking                         11,674     11,969          10,885        30,551     29,791     14,030
  Interest                                   13,002     10,918           4,057         8,851      9,130      8,613
  Sale of Investment company shares           8,316      9,674           4,906        10,741      8,638      5,411
  Sale of unit investment trusts              1,828      2,736           1,362         3,220      2,611      2,188
  Sale of Insurance products                  2,109      2,207           1,263         1,614      1,676      1,950
  Other                                      11,159      8,448           2,720         6,837      5,699      5,635
                                           --------   --------        --------      --------   --------   --------
                                             95,360     93,926          46,455       113,471    108,009     77,216
                                           --------   --------        --------      --------   --------   --------
Expenses
  Employee compensation & benefits           57,187     60,652          29,421        68,657     63,891     46,126
  Commissions & floor brokerage               2,319      2,120             845         2,485      2,437      2,055
  Communications and office supplies          7,651      8,045           3,090         6,836      6,168      6,706
  Occupancy & equipment rental                7,884      9,397           3,333         7,648      7,401      6,929
  Promotional                                 2,024      2,868           1,231         2,925      2,206      1,604
  Interest                                    8,312      6,138           1,763         4,838      5,505      5,892
  Provision for litigation and bad debts      1,610      2,467             473         1,237      3,745      4,816
  Restructuring charge                          - -      2,672             - -           - -        - -        - -
  Other operating expenses                    7,066      8,788           3,239         7,575      7,588      5,874
                                           --------   --------        --------      --------   --------   --------
                                             94,053    103,147          43,395       102,201     98,941     80,002
                                           --------   --------        --------      --------   --------   --------
Income (loss) before income taxes and
  extraordinary credit                        1,307     (9,221)          3,060        11,270      9,068     (2,786)
                                           --------   --------        --------      --------   --------   --------
Provision (Benefit) for Income Taxes
  Current                                       (73)    (1,983)          1,352         4,223      2,918        426
  Deferred                                      736     (1,735)           (207)            9        445       (426)
                                           --------   --------        --------      --------   --------   --------
                                                663     (3,718)          1,145         4,232      3,363        - -
                                           --------   --------        --------      --------   --------   --------
Income (loss) before extraordinary
  credit                                        644     (5,503)          1,915         7,038      5,705     (2,786)

Extraordinary Credit -- tax benefit
  from utilization of net operating
  loss carryforward                             - -        - -             - -           - -        648        - -
                                           --------   --------        --------      --------   --------   --------
Net income (loss)                          $    644   $ (5,503)       $  1,915      $  7,038   $  6,353   $ (2,786)
                                           ========   ========        ========      ========   ========   ========
Per Share Data
Primary earnings (loss)(a)                 $  .14     $(1.23)         $  .42        $ 1.60     $ 1.51     $ (.67)
Fully Diluted earnings (loss)(a)           $  .14     $(1.23)         $  .38        $ 1.33     $ 1.27     $ (.67)
Cash dividends                             $  .12     $ 0.09          $ 0.055       $ 0.15     $ 0.00     $ 0.00

                                     Stifel Financial Corp. and Subsidiaries
                                                Financial Summary
                                                                    Five Months
                                          Years Ended December 31,     Ended                Years Ended July
                                          ------------------------                  -------------------------------
(In thousands, except per                     1995       1994       Dec.31, 1993       1993       1992       1991
share and percentages)
Other Data
Total Assets                               $226,775   $222,208        $288,203      $196,539   $191,059   $121,997
Long-term obligations                      $ 10,760   $ 11,520        $ 11,520      $ 10,000   $ 10,000   $ 10,000
Stockholder's equity                       $ 34,795   $ 34,226        $ 40,609      $ 38,995   $ 31,597   $ 24,740
Net income as % average equity               1.87 %    * N.M.           4.81 %       19.94 %    22.55 %    * N.M.
Net income as % revenues                     0.68 %    * N.M.           4.12 %        6.20 %     5.88 %    * N.M.
Average common shares and share
  equivalents outstanding (a):
Primary                                       4,452      4,466           4,524         4,408      4,194      4,139
Fully Diluted                                 5,815      5,816           5,874         5,818      5,545      4,139

(a) Retroactively restated to reflect the 5 percent stock dividends declared September 9, 1992, September 14, 1993, January 24, 1995, and January 23, 1996.
* Not Meaningful

The information called for in items 7 and 8 of Part II is set forth on the pages listed below of the Company's 1995 Annual
Report to Stockholders and is incorporated herein by reference:

                                                            Pages In
                                                         Annual Report
                                                        To Stockholders
                                                 (filed herewith in Exhibit 13)

ITEM 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operation.     7 through 15


ITEM 8. Financial Statements and Supplementary Data.     16 through 37




ITEM 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

       None


                            PART III


ITEMS 10 THROUGH 13

Financial intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1995. Accordingly, except to the extent included in Part I under the caption "Executive Officers of the Registrant", the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as a part of this report:
                                                       Reference (page)
                                                         ------------
                                                            Annual
                                                           Report to
                                                         Stockholders
                                                         ------------
  1. The following consolidated financial statements of Stifel Financial Corp. and subsidiaries, included on pages 7 through 37 in the 1995 Annual Report to Stockholders, are incorporated by reference in Item 8

     Report of Independent Accountants....................... 16

     Consolidated Statements of Financial Condition --
      December 31, 1995 and December 31, 1994............. 18 - 19

     Consolidated Statements of Operations --
      Years ended December 31, 1995 and December 31, 1994,
      five-month transition period ended December 31, 1993
      and fiscal year ended July 30, 1993.................... 17

     Consolidated Statements of Stockholders' Equity --
      Years ended December 31, 1995 and December 31, 1994,
      five-month transition period ended December 31, 1993
      and fiscal year ended July 30, 1993...................  22

     Consolidated Statements of Cash Flows --
      Years ended December 31, 1995 and December 31, 1994,
      five-month transition period ended December 31, 1993
      and fiscal year ended July 30, 1993................  20 - 21

     Notes to Consolidated Financial Statements..........  23 - 36

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

 10. (a)(1)           Employment Agreement with George  H.  Walker
            III dated August 21, 1987, incorporated herein by reference to Exhibit 10(c) to Financial's Report on Form 10-K for the fiscal year ended July 31, 1987.

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

     (e)          1987   Non-qualified  Stock   Option   Plan   of
            Financial  ,  incorporated  herein  by  reference   to
            Exhibit 10(h) to Financial's Report on Form 10-K for the fiscal year ended July 31, 1987.

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

     (k)          Restricted  Stock  Agreement  effective  as   of
            August   1,   1992  with  James  D.  Sumption,   filed
            herewith.

 11. Statement regarding computation of per share earnings, filed herewith.

 13. Annual Report to Stockholders for the year ended December 31, 1995. Except for those portions of pages expressly incorporated by reference, the 1995 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

 21.  List of Subsidiaries of Financial, filed herewith.

 23.  Consent of Independent Accountants, filed herewith.

 27.  Financial Data Schedule BD, filed herewith.


(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the fourth quarter of Financial's fiscal year ended December 31, 1995.

                           SIGNATURES
                           ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 22nd day of March, 1996.



                                     STIFEL FINANCIAL CORP.
                                          (Registrant)



                               By  /s/ Gregory F. Taylor
                                       Gregory F. Taylor
                                       (Principal Executive Officer)



                                   /s/ Stephen J. Bushmann
                                       Stephen J. Bushmann
                                       (Acting  Principal Financial
                                        and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 22, 1996, in the capacities indicated.



      /s/ George H. Walker III             Chairman of the Board
          George H. Walker III

      /s/ Gregory F. Taylor                President, Chief Executive
          Gregory F. Taylor                Officer, and Director

      /s/ Belle A. Cori                    Director
          Belle A. Cori

      /s/ Charles A. Dill                  Director
          Charles A. Dill

      /s/ Richard F. Ford                  Director
          Richard F. Ford

      /s/ John J. Goebel                   Director
          John J. Goebel

                                           Director
          Robert E. Lefton

                Report of Independent Accountants








Board of Directors
Stifel Financial Corp.
St. Louis, Missouri:


Our report on the consolidated financial statements of Stifel Financial Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 16 of the 1995 Annual Report to Stockholders of Stifel Financial Corp. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 13 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                /s/ Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 25, 1996

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONDENSED BALANCE SHEETS

                           STIFEL FINANCIAL CORP.
                                              Dec. 31, 1995     Dec. 31, 1994
                                              -------------     -------------
ASSETS

Cash                                            $     9,155       $     9,155
Due from subsidiaries (a)                         3,887,790         4,255,352
Investment in subsidiaries (a)                   37,421,622        36,214,874
Office equipment and leasehold improvements,
  at cost, less allowances for depreciation
  and amortization of $12,107,975 and
  $13,130,867, respectively                       2,972,388         4,721,786
Investments, at cost                                736,549           796,393
Goodwill and other intangible assets, net
  of amortization of $396,480 and $358,536,
  respectively                                    1,189,430         1,279,593
Other assets                                      2,102,135           731,945
                                                -----------       -----------
  TOTAL ASSETS                                  $48,319,069       $48,009,098
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiaries (a)                         $   402,336       $    39,456
Obligation under Capital Lease                      774,229         1,029,282
Long-term debt                                   10,760,000        11,520,000
Other liabilities                                 1,587,142         1,193,949
                                                -----------       -----------
  TOTAL LIABILITIES                              13,523,707        13,782,687

Stockholders' Equity:
Capital stock                                       681,134           648,743
Additional paid-in capital                       19,622,646        18,491,086
Retained earnings                                15,753,713        17,016,335
                                                -----------       -----------
                                                 36,057,493        36,156,164

Less cost of stock in treasury                    1,162,376         1,731,974
Less unamortized stock awards                        99,755           197,779
                                                -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY                     34,795,362        34,226,411
                                                -----------       -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $48,319,069       $48,009,098
                                                ===========       ===========

(a)  Eliminated in consolidation.

See Notes to Consolidated Financial Statements (Item 8)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         (continued)

                             CONDENSED STATEMENTS OF OPERATIONS

                                   STIFEL FINANCIAL CORP.

                                                                 Five Months
                                     Years Ended  December 31,       Ended       Year Ended
                                       1995           1994      Dec. 31, 1993  July 30, 1993
                                   -------------- ------------  -------------   -------------
Revenues:

  Lease                            $ 1,708,160    $ 2,162,292    $   791,330    $ 1,801,167

  Other                               (162,347)        (7,522)        57,398        520,319
                                   -----------    -----------    -----------    -----------
                                     1,545,813      2,154,770        848,728      2,321,486

Expenses:

  Depreciation and amortization      1,751,250      2,325,301        870,926      2,004,720

  Professional fees                    170,664        236,506        121,574        549,122

  Miscellaneous                        135,363        128,882         38,636        258,866
                                    ----------    -----------    -----------    -----------
                                     2,057,277      2,690,689      1,031,136      2,812,708
                                   -----------    -----------    -----------    -----------
Loss before income taxes              (511,464)      (535,919)      (182,408)      (491,222)
                                   -----------    -----------    -----------    -----------

Provision (benefit) for
 income taxes:
  Current                              (53,447)        53,406        (15,165)       (42,308)
  Deferred                             105,547        (27,160)       (34,501)      (105,763)
                                   -----------    -----------    -----------    -----------
                                        52,100         26,246        (49,666)      (148,071)
                                   -----------    -----------    -----------    -----------
Loss before equity in net
  income (loss) of subsidiaries       (563,564)      (562,165)      (132,742)      (343,151)

Equity in net income (loss)
  of subsidiaries                    1,207,085     (4,941,170)     2,048,059      7,381,245
                                   -----------    -----------    -----------    -----------
  NET INCOME (LOSS)                $   643,521    $(5,503,335)   $ 1,915,317    $ 7,038,094
                                   ===========    ===========    ===========    ===========



See Notes to Consolidated Financial Statements (Item 8)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         (continued)

                             CONDENSED STATEMENTS OF CASH FLOWS
                                   STIFEL FINANCIAL CORP.
                                                                                Five Months
                                                    Years Ended December 31,       Ended       Year Ended
                                                      1995           1994      Dec. 31, 1993  July 30, 1993
                                                  --------------------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   643,521    $(5,503,335)   $ 1,915,317    $ 7,038,094
  Non-cash items included in net income (loss):
    Depreciation and amortization                   1,751,250      2,325,301        870,926      2,004,720
    Unrealized loss on investments                        - -        321,300            - -            - -
    Deferred tax provision (benefit)                  105,547        (27,160)       (34,501)      (105,763)
    Undistributed (income) loss of subsidiaries    (1,207,085)     4,941,170     (2,048,059)    (7,381,245)
    Amortization and forfeitures of restricted
      stock awards and stock benefits                  84,346        107,341        421,968        506,373
                                                  -----------    -----------    -----------    -----------
                                                    1,377,579      2,164,617      1,125,651      2,062,179
  Net change in due to/due from subsidiaries          730,442       (718,361)       (13,184)     1,094,158
  (Increase) decrease in other assets              (1,162,037)     1,365,788        840,208       (195,977)
  Increase in other liabilities                       393,193        180,271        156,311        513,107
                                                  -----------    -----------    -----------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES               1,339,177      2,992,315      2,108,986      3,473,467
                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Employee stock purchase plan                      755,274        611,688        627,587        378,195
    Exercised options                                 123,503         81,213        110,788        267,319
    Dividend reinvestment plan                          9,533            944            - -            - -
  Payments for:
    Retirement of long-term debt                     (760,000)           - -            - -            - -
    Purchase of stock for treasury                   (546,615)    (1,416,932)    (1,329,374)      (301,813)
    Restricted stock awards                               - -            - -        (33,937)       (81,449)
    Principal payments under capital lease           (255,053)      (710,089)      (263,096)      (590,252)
    Stock dividend fractional share payment               - -            - -         (2,478)           - -
    Cash dividend                                    (500,611)      (354,368)      (215,361)      (561,128)
                                                  -----------    -----------    -----------    -----------
CASH USED FOR FINANCING ACTIVITIES                 (1,173,969)    (1,787,544)    (1,105,871)      (889,128)
                                                  -----------    -----------    -----------    -----------

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   STIFEL FINANCIAL CORP.
                                                                                Five Months
                                                    Years Ended December 31,       Ended       Year Ended
                                                      1995           1994      Dec. 31, 1993  July 30, 1993
                                                  --------------------------   -------------  -------------
CASH USED FOR FINANCING ACTIVITIES --
  From Previous Page                               (1,173,969)    (1,787,544)    (1,105,871)      (889,128)
                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Distributions/sales received on investments        94,893         25,000            - -            - -
    Sales of office equipment, leasehold
      improvements, and a building                    909,762         24,235            - -         16,430
    Dissolution of subsidiaries                           - -        505,000            - -            - -
  Payments for:
    Investments in subsidiaries                           - -            - -         (5,000)      (529,259)
    Acquisition ofinvestments                             - -        (52,219)      (250,000)      (487,671)
    Office equipment, leasehold improvements
      and a building                               (1,169,863)    (1,706,787)      (748,115)    (1,583,839)
                                                  -----------    -----------    -----------    -----------
CASH USED FOR INVESTING ACTIVITIES                   (165,208)    (1,204,771)    (1,003,115)    (2,584,339)
                                                  -----------    -----------    -----------    -----------
Increase in cash                                            0              0              0              0
Cash (beginning of period)                              9,155          9,155          9,155          9,155
                                                  -----------    -----------    -----------    -----------
Cash (end of period)                              $     9,155    $     9,155    $     9,155    $     9,155
                                                  ===========    ===========    ===========    ===========


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

 Schedule of Non-cash Investing and
   Financing Activities
     Assumption of debt for acquisition of Todd           - -            - -    $ 1,520,000            - -
     Fixed assets acquired under capital lease            - -    $   808,000    $   257,000            - -
     Stock dividends distributed                  $ 1,406,000    $ 1,287,000            - -    $ 2,009,000











See Notes to Consolidated Financial Statements (Item 8)


                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
            COL. A                             COL. B          COL. C               COL. D            COL. E
                                             Balance at       Additions                              Balance
                                             Beginning     Charged to Costs                           at End
         Description                         of Period       and Expenses         Deductions         of Period
         -----------                         ----------    ----------------       ----------         ---------
Year Ended December 31, 1995:
  Deducted from asset
    account:  Allowances
    for doubtful accounts                    $1,070,985        $        0       $  266,069 <F1>     $  804,916
  Deducted from asset
    account:  Allowances for
    doubtful notes receivables                2,560,617           802,004          360,401 <F2>      3,002,220
  Deducted from asset
    account:  Reserves for
    investments                                 972,795            88,500          422,933 <F3><F5>    638,362
  Deducted from asset
    account:  Reserves for
    securities owned                                  0                 0         (200,000)<F5>        200,000

Year Ended December 31, 1994:
  Deducted from asset
    account:  Allowances
    for doubtful accounts                     1,435,058                 0          364,073 <F1>      1,070,985
  Deducted from asset
    account:  Allowances for
    doubtful notes receivables                        0         3,040,969          480,352 <F2>      2,560,617
  Deducted from asset
    account:  Reserves for
    investments                               1,071,007           322,404          420,616 <F3>        972,795
  Deducted from asset
    account:  Reserves for
    securities owned                            450,000                 0          450,000 <F4>              0

Transition Period Ended December 31, 1993:
  Deducted from asset
    account:  Allowances
    for doubtful accounts                     1,283,800           253,500          102,242 <F1>      1,435,058
  Deducted from asset
    account:  Reserves for
    investments                               1,071,007                 0                0           1,071,007
  Deducted from asset
    account:  Reserves for
    securities owned                            450,000                 0                0             450,000

Fiscal Year Ended July 30, 1993:
  Deducted from asset
    account:  Allowances for
    doubtful accounts                         1,455,627            32,500          204,327 <F1>      1,283,800
  Deducted from asset
    account:  Reserves for
    investments                                 727,007           350,000            6,000 <F3>      1,071,007
  Deducted from asset
    account:  Reserves for
    securities owned                                  0           450,000                0             450,000

<F1>  Uncollected accounts written off and recoveries.
<F2>  Uncollected notes written off and recoveries.
<F3>  Investments disposed of.
<F4>  Securities disposed of.
<F5>  Reserve balance reclassified from Reserve for investments to conform to 1995 presentation.

                          EXHIBIT INDEX

             Stifel Financial Corp. and Subsidiaries
                   Annual Report on Form 10-K
                  Year Ended December 31, 1995

Exhibit
Number         Description
-------        -----------
10(k)          Restricted Stock Agreement effective as of
               August 1, 1992 with James D. Sumption

11.            Statement regarding computation of
               per share earnings.

13.            1995 Annual Report to Stockholders.*

21.            Subsidiaries of Stifel Financial Corp.

23.            Consent of Independent Accountants.

27.            Financial Data Schedule BD.


*  Certain  portions  of the Annual Report  to  Stockholders  are
incorporated   herein  by  reference;   the  Annual   Report   to
Stockholders is not to be deemed filed as a part of  this  Annual
Report on Form 10-K.