Form 10-Q
period 1996-03-29
STIFEL FINANCIAL CORP
filed 1996-05-13
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 29, 1996
                               OR
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

Shares  of common stock outstanding at March 29, 1996:  4,475,897 par value $.15.

Exhibit Index is on page 16.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                         FORM 10-Q INDEX

                         March 29, 1996




                                                                   PAGE
PART I.  FINANCIAL CONDITION                                       ----

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       March 29, 1996 and December 31, 1995                         3-4

     Consolidated Statements of Operations --
       Three Months Ended March 29, 1996 and March 31, 1995          5

     Consolidated Statements of Cash Flows--
       Three Months Ended March 29, 1996 and March 31, 1995         6-7

     Notes to Consolidated Financial Statements                     8-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11-13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          14
Item 4.  Submission of Matters to a Vote of Security Holders        14
Item 6.  Exhibits and Reports on Form 8-K                           14
Signatures                                                          15

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              March 29,      December 31,
                                                 1996            1995
                                             (Unaudited)        (Note)
                                             ------------    ------------
ASSETS
Cash and cash equivalents                    $  5,390,884    $  6,344,042
Cash segregated for the exclusive
  benefit of customers                            578,737         776,286
Receivable from brokers and dealers            14,803,406      16,423,620
Receivable from customers, less
  allowance for doubtful accounts of
  $812,545 and $804,916, respectively         140,058,117     156,903,772
Securities owned, at market value              23,117,353      19,520,771

Membership in exchanges, at cost
  (approximate market value:  $2,154,000
  and $1,904,000, respectively)                   513,015         513,015

Office equipment and leasehold improvements,
  at cost, less allowances for depreciation
  and amortization of $10,003,076 and
  $12,517,487, respectively                     2,770,328       3,014,464

Goodwill, net of accumulated amortization
  of $890,286 and $826,608, respectively        3,921,574       3,985,252

Notes and non-securities receivable from
  employees, net of allowance for
  doubtful receivables of $2,804,549 and
  $3,002,220, respectively                      4,267,548       4,328,431

Deferred tax asset                              3,601,519       3,901,939

Miscellaneous other assets                      7,650,767      11,063,079
                                             ------------    ------------
                                             $206,673,248    $226,774,671
                                             ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1995 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                                              March 29,      December 31,
                                                 1996            1995
                                             (Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks             $ 74,750,000    $ 86,450,000
Payable to brokers and dealers                 40,823,813      23,127,421
Payable to customers, including free
  credit balances of $13,738,768 and
  $21,078,544, respectively                    19,941,270      31,806,213
Market value of securities sold, but
  not yet purchased                             1,273,252       2,744,276
Drafts payable                                 11,185,582      17,866,638
Accrued employee compensation                   6,657,401       9,525,863
Accounts payable and accrued expenses           6,564,627       9,648,898
Long-term debt                                 10,000,000      10,760,000
                                             ------------    ------------
       Total Liabilities                      171,195,945     191,929,309

Subordinated note                                  50,000          50,000

       Stockholders' equity
Common stock                                      681,134         681,134
Additional paid-in capital                     19,490,165      19,622,646
Retained earnings                              15,754,082      15,753,713
                                             ------------    ------------
                                               35,925,381      36,057,493

Less cost of stock in treasury                    410,146       1,162,376
Less unamortized expense of restricted
  stock awards                                     87,932          99,755
                                             ------------    ------------
       Total Stockholders' Equity              35,427,303      34,795,362
                                             ------------    ------------
                                             $206,673,248    $226,774,671
                                             ============    ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1995 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                            Three Months Ended
                                      March 29, 1996   March 31, 1995
                                      --------------   --------------
REVENUES
  Commissions                           $ 7,976,051      $ 6,852,654
  Principal transactions                  4,300,800        5,331,299
  Investment banking                      1,144,875          744,840
  Interest                                3,189,858        3,197,690
  Sale of investment company shares       2,463,977        2,062,669
  Sale of insurance products                582,000          545,717
  Sale of unit investment trusts            575,590          426,399
  Other                                   3,204,287        2,733,268
                                        -----------      -----------
                                         23,437,438       21,894,536

EXPENSES
  Employee compensation & benefits       14,525,739       13,573,152
  Commissions & floor brokerage             602,062          574,037
  Communication & office supplies         1,759,034        2,155,239
  Occupancy & equipment rental            1,820,938        1,970,568
  Promotional                               483,671          523,537
  Interest                                1,942,306        2,087,295
  Other operating expenses                2,045,827        1,329,582
                                        -----------      -----------
                                         23,179,577       22,213,410
                                        -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES           257,861         (318,874)

  Provision (benefit) for income taxes      108,000         (134,913)
                                        -----------      -----------
   NET INCOME (LOSS)                    $   149,861      $  (183,961)
                                        ===========      ===========

  Net income (loss) per share:
    Primary                             $      0.03      $     (0.04)
    Fully diluted                       $      0.03      $     (0.04)
  Dividends declared per share          $      0.03      $      0.03
  Average common equivalent shares
    outstanding:
     Primary                              4,497,781        4,387,862
     Fully Diluted                        5,851,204        5,738,137


See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                  Three Months Ended
                                            March 29, 1996  March 31, 1995
                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $    149,861    $   (183,961)
Non-cash items included in earnings:
  Depreciation and amortization                   423,144         485,879
  Bonus notes amortization                        236,256         223,048
  Deferred compensation                           110,648         245,803
  Deferred tax asset                              300,420             - -
  Provision for litigation and bad debt           132,628             - -
  Unrealized gains on investments                 (18,000)       (522,408)
  Amortization of restricted stock awards          15,321          22,632
                                             ------------    ------------
                                                1,350,278         270,993


Decrease in operating receivables:
  Customers                                    16,838,026       5,274,512
  Brokers and dealers                           1,620,214       7,968,955
(Decrease) increase in operating
  payables:
    Customers                                 (11,864,943)      2,967,338
    Brokers and dealers                        17,696,392         567,887
Decrease (increase) in assets:
  Cash segregated for the exclusive
    benefit of customers                          197,549          (2,411)
  Securities owned                             (3,596,582)          2,785
  Notes receivable from officers
    and employees                                (579,352)       (440,108)
  Miscellaneous other assets                    3,650,536       2,214,948
(Decrease) increase in liabilities:
  Securities sold, not yet purchased           (1,471,024)      1,723,563
  Drafts payable, accounts payable and
    accrued expenses, and accrued
    employee compensation                     (12,818,200)     (8,792,421)
                                             ------------    ------------
Cash Provided By
  Operating Activities                       $ 11,022,894    $ 11,756,041
                                             ------------    ------------

See Notes to Consolidated Financial Statements.

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               (UNAUDITED)

                                                  Three Months Ended
                                            March 29, 1996  March 31, 1995
                                            --------------  --------------
Cash Provided By Operating Activities
  - from previous page                       $ 11,022,894    $ 11,756,041

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments for short-term borrowings
  from banks                                  (11,700,000)    (11,343,000)
  Proceeds from:
    Employee stock purchase plan                  616,669         755,274
    Exercised stock options                           - -         102,723
    Dividend reinvestment plan                      5,115           3,122
  Payments for:
    Settlement of long-term debt                 (760,000)       (760,000)
    Purchases of stock for treasury                (5,533)       (159,917)
    Principal payments under capital
      leases                                      (66,482)        (63,199)
    Cash dividends                               (134,247)       (125,611)
                                             ------------    ------------
Cash Used For Financing Activities            (12,044,478)    (11,590,608)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of office equipment and
      leasehold improvements                        4,950           6,100
    Sale of investments                           190,000             - -
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                      (89,645)       (757,528)
    Acquisition of investments                    (36,879)       (135,057)
                                             ------------    ------------
Cash Provided By (Used For)
  Investing Activities                             68,426        (886,485)
                                             ------------    ------------
Decrease in cash and cash equivalents            (953,158)       (721,052)
Cash and cash equivalents -
  beginning of period                           6,344,042       6,925,192
                                             ------------    ------------
Cash and Cash Equivalents - end of period    $  5,390,884    $  6,204,140
                                             ============    ============
Supplemental disclosure of cash
  flow information:
    Income tax payments                      $     20,279    $     11,257
    Interest payments                        $  2,316,904    $  2,335,526

See Notes to Consolidated Financial Statements.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   Included in "Other Assets" are securities held for investment. Securities are carried at the lower of historical cost or market for the Parent Company and carried at market value or fair value as determined by management for the Company's subsidiaries. The Company holds warrants with a historical cost of $900 at March 29, 1996. These warrants are restricted from exercise until July, 1996. The market value less the exercise value of the underlying securities of said warrants was $1.6 million at March 29, 1996.

   During the period ended March 31, 1996, the Company wrote  off
$2,838,292 which represented fully amortized capital leases.


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At March 29, 1996, SN & Co. had net capital of $20,803,166 which was 13% of its aggregate debit balances and $17,719,746 in excess of the 2% net capital requirement.

NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first quarter related to the accruals follows:

                                  Balance at              Balance at
                                   December    Payments     March
                                   31, 1995    /Charges    29, 1996
                                  ----------   --------   ----------
Net lease commitments for
  closed offices                   $895,460    $ 44,910    $850,550

Severance pay, extended benefits
  and receivables written off
  for terminated employees           66,515         - -      66,515

Abandonment of leasehold
  improvements                        8,729         - -       8,729
                                   --------    --------    --------
  Total                            $970,704    $ 44,910    $925,794
                                   ========    ========    ========

  Such amounts are included in the consolidated statement of financial condition under the caption of Accounts payable and accrued expenses at March 29, 1996 and December 31, 1995.


NOTE D - SALE OF OKLAHOMA-BASED ASSETS

  On May 25, 1995, the Company sold the majority of the assets of its Oklahoma-based operations to Capital West Financial Corporation ("Capital West"). Capital West is primarily owned by former employees of the Company. Included in the sale were the majority of the assets related to the Company's retail offices in Oklahoma, several retail offices in Texas, and the Oklahoma-based public finance, institutional trading, and sales departments. The Company received cash, secured and senior notes, and warrants to purchase a minority interest in Capital West. In addition, Capital West assumed or subleased certain office and equipment lease obligations of the Company. The sale resulted in the reduction of approximately 70 investment executives and approximately 50 support staff located in 26 branch offices.

  The Company received secured and senior notes with a face amount of $1,850,000 bearing interest at a 10% annual rate with the final payments due May 24, 2000, in connection with the sale of its Oklahoma-based assets. The notes were recorded at a discounted rate of 17%. The Company has deferred recognition of the gain on the sale in the amount of $570,120 and has deferred recognition of any interest income related to the notes until such time that Capital West has demonstrated the ability to generate earnings and cash flow to fund interest and principal payments when scheduled. The notes receivable net of the discount of $335,617 and deferred gain of $570,120 are included in the statement of financial condition under the caption "Miscellaneous other assets" at March 29, 1996.

  Pro forma financial information assuming the transaction had taken place on January 1, 1995 the previous year is presented below:

                                                   Quarter Ended
                                                   March 31, 1995
         Pro Forma Combined Results of Operations  --------------
         Revenue                                     $19,658,000
         Net Loss                                    $   103,000
         Net Loss per primary share                  $      0.02

  The above pro forma results do not purport to be indicative of results which actually would have occurred had the sale been made on January 1, 1995.


NOTE E - SUBSEQUENT EVENT

  On April 23, 1996, the board of directors declared a regular quarterly dividend of $0.03 per share, payable on May 21, 1996 to shareholders of record May 7, 1996.

Item 2.  Management's  Discussion  and  Analysis  of   Financial
         Condition and Results of Operations

  Results of Operations

  Three months ended March 1996 and March 1995

   The Company recorded a net profit of $150,000 for the quarter ended March 29, 1996 compared to a net loss of $183,000 for the same period one year earlier for an increase of $333,000. The primary earnings per share was $0.03 compared to the previous year's primary loss of $0.04. The increase is primarily attributable to increased commissions resulting from a robust retail market and a reduction in administrative costs.

   Total revenues increased $1,542,000 (7.0%) to $23,437,000 from $21,895,000 as all categories of revenue increased with the exception of principal transactions and interest income. Principal transactions decreased $1,030,000 (19.3%) to $4,301,000 from $5,331,000 due primarily to decreased sales of fixed income products and inventory trading losses incurred from those same fixed income products.

   Commissions, sale of investment company shares, sale of insurance products, and sale of unit investment trusts increased $1,123,000 (16.4%) to $7,976,000 from $6,853,000, $401,000
(19.5%) to $2,464,000 from $2,063,000, $36,000 (6.6%) to $582,000 from  $546,000,  and $149,000 (35.0%) to $575,000 from  $426,000,
respectively,   due   to   a  very  strong   retail   market   as
aforementioned.

   Investment banking revenues increased $400,000 (53.7%) to $1,145,000 from $745,000 due primarily to increased municipal finance activity and corporate finance underwriting income.

   Other revenues increased $471,000 (17.2%) to $3,204,000 from $2,733,000 as a result of increased investment advisory fees, management account fees, clearing income, money market distribution fees and seat lease income which increased $102,000, $374,000, $191,000 $148,000, and $203,000, respectively. These increases were offset by a reduction of gains on investments which was recognized in the first quarter of 1995 related to an investment held by the Company's venture capital subsidiary. Investment advisory fees increased due to increases in portfolio values. Managed account fees increased because of the introduction of the managed account program in November, 1994. Clearing income increased as a direct result of clearing for Capital West Securities, Inc. which began in June, 1995. Money market distribution fees increased due to the increase in money market fund balances.

   Total expenses increased $966,000 (4.3%) to $23,179,000 from $22,213,000 primarily as a result of increased employee compensation and benefits. Employee compensation and benefits increased $953,000 (7.0%) to $14,526,000 from $13,573,000 primarily as a result of increased variable compensation, investment executive compensation and performance and profitability based compensation, which increased $1,518,000 coincidentally with increased production and profitability. The increase in variable compensation was offset by a decrease in fixed salaries and benefits which decreased $566,000 as a result of the downsizing and restructuring plan implemented in the fourth quarter of 1994 and the sale of the Oklahoma division to Capital West Financial Corp. (see Notes C and D to the unaudited Consolidated Financial Statements).

   Commission and floor brokerage increased $28,000 (4.9%) to $602,000 from $574,000 as a result of increased commission revenue generated. Interest expense decreased $145,000 (6.9%) to $1,942,000 from $2,087,000 as a result of improved borrowing rates and decreased stock loan interest.

   The aforementioned downsizing and restructuring plan and the sale of the Oklahoma division to Capital West Financial Corp., reduced the number of retail office locations. The reduction of office locations contributed to the reduction in occupancy and equipment, communication and office supplies and promotional expenses which decreased $150,000 (7.6%), $396,000 (18.4%) and
$40,000 (7.6%), respectively.

   Other expense increased $716,000 (53.9%) to $2,046,000 from $1,330,000 as a result of increased professional fees, settlements and bad debt expense, and charitable contributions, which increased $277,000, $326,000, and $137,000, respectively. Professional fees increased due to additional audit fees related to the 1995 annual audit and legal fees. Settlements and bad debt expense increased due to increased activity combined with a first quarter 1995 recovery of an account previously written off. Charitable contributions increased primarily due to a credit to expense for a write-off of certain philanthropic commitments in the first quarter of 1995 which had previously been accrued.

  Liquidity and Capital Resources

  The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long-term senior convertible notes, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements. Because of the nature of the Company's business, the changes in operating assets and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are not very useful indicators of long-term trends in the Company's cash flow from operations.

  In the three months ended March 29, 1996, cash and cash equivalents decreased $953,000 (15.0%) to $5,391,000 from $6,344,000 at December 31, 1995. Cash provided by operating activities was primarily used for payment of short-term borrowings from banks. The cash provided by operating activities were principally attributed to decreases in operating receivables and other assets of $18,458,000 and $3,651,000, respectively, in conjunction with an increase in operating payables of $5,831,000. The cash provided was partially offset by cash used for an increase in securities owned of $3,597,000 and decreases of drafts payable, accounts payable and accrued expenses, and accrued employee compensation and market value of securities sold, not yet purchased of $12,818,000 and $1,471,000, respectively.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At March 29, 1996, SN & Co. had net capital of approximately $20,803,000 which exceeded the minimum net capital requirements by approximately $17,720,000.

  During 1994, SN & Co. obtained a revolving subordinated note in the amount of $5,500,000. The subordinated note was intended to be used to finance underwritings and was available for additional advances until January 31, 1996. At March 29, 1996, SN & Co. had an advance of $50,000 against this revolving subordinated note which is due January 31, 1997.

  Management believes that funds from operations and available unused informal and formal short-term credit arrangements of $130,250,000 at March 29, 1996, will provide sufficient resources to meet the present and anticipated financial needs.

  The Company has $2,805,000 in receivables from Investment Executives and other employees who terminated employment with the Company. The Company intends to vigorously pursue collection of these receivables and does not anticipate that the outcome of these activities will adversely affect liquidity or capital resources.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There were no material changes, during the three months ended March 29, 1996, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Such information is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
  (a)  The  Annual meeting of Stockholders was held on April  23,
     1996, for the election of two directors and for the ratification of Coopers & Lybrand as the Company's independent accountants for the year ending December 31, 1996.

  (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act. There was no solicitation in opposition to the Board of Directors' proposals as listed in the Proxy Statement and all of the proposals were passed.

Item 6. Exhibits and Reports on Form 8-K
  (a)         Exhibit No.                                     Sequential
       (Reference to Item 601(b)                                 Page
          of Regulation S-K)           Description              Number
       -------------------------       -----------            ----------
                 11                  Computation of               17
                               Earnings (Loss) Per Share

                 27              Financial Data Schedule          18
                              (furnished to the Securities
                               and Exchange Commission for
                           Electronic Data Gathering, Analysis,
                           and Retrieval [EDGAR] purposes only)


   (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 29, 1996.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  May 10, 1996                By  /s/  Gregory F. Taylor
                                       Gregory F. Taylor
                                       (Chief Executive Officer)

Date:  May 10, 1996                By  /s/  Stephen J. Bushmann
                                       Stephen J. Bushmann
                                       (Acting Principal Financial
                                       and Accounting Officer)

                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                              EXHIBIT INDEX
                             March 29, 1996





 Exhibit                                                    Sequential
  Number                       Description                  Page Number
 -------                       -----------                  -----------
    11            Computation of Earnings (Loss) Per Share       17

    27                  Financial Data Schedule                  18
                (furnished to the Securities and Exchange
                     Commission for Electronic Data
                   Gathering, Analysis, and Retrieval
                         [EDGAR] purposes only)