Form 10-Q
period 1996-06-28
STIFEL FINANCIAL CORP
filed 1996-08-12
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 28, 1996
                               OR
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

Shares  of  common stock outstanding at June 28, 1996:  4,463,647 par value $.15.

Exhibit Index is on page 19.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                          June 28, 1996




                                                          PAGE
PART I.  FINANCIAL CONDITION                              ----

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 28, 1996 and December 31, 1995                    3-4

     Consolidated Statements of Operations --
       Three Months Ended June 28, 1996 and June 30, 1995      5

     Consolidated Statements of Operations --
       Six Months Ended June 28, 1996 and June 30, 1995        6

     Consolidated Statements of Cash Flows--
       Six Months Ended June 28, 1996 and June 30, 1995       7-8

     Notes to Consolidated Financial Statements               9-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 13-17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                    18
Item 6.  Exhibits and Reports on Form 8-K                     19
Signatures                                                    20

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               June 28,     December 31,
                                                 1996           1995
                                              (Unaudited)      (Note)
ASSETS                                       ------------   ------------
Cash and cash equivalents                    $  8,694,361   $  6,344,042
Cash segregated for the exclusive
  benefit of customers                            480,704        776,286
Receivable from brokers and dealers             7,441,081     16,423,620
Receivable from customers, less
  allowance for doubtful accounts of
  $812,570 and $804,916, respectively         162,761,966    156,903,772
Securities owned, at market value              24,721,326     19,520,771

Membership in exchanges, at cost
  (approximate market value:  $2,408,000
  and $1,904,000, respectively)                   513,015        513,015

Office equipment and leasehold improvements,
  at cost, less allowances for depreciation
  and amortization of $10,280,235 and
  $12,517,487, respectively                     2,716,536      3,014,464

Goodwill, net of accumulated amortization
  of $953,964 and $826,608, respectively        3,857,896      3,985,252

Notes and non-securities receivable from
  employees, net of allowance for
  doubtful receivables of $2,915,984 and
  $3,002,220, respectively                      4,196,739      4,328,431

Deferred tax asset                              4,190,167      3,901,939

Miscellaneous other assets                      9,738,931     11,063,079
                                             ------------   ------------
                                             $229,312,722   $226,774,671
                                             ============   ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1995 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                                               June 28,     December 31,
                                                 1996           1995
                                              (Unaudited)      (Note)
                                             ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks             $ 65,225,000   $ 86,450,000
Payable to brokers and dealers                 62,596,945     23,127,421
Payable to customers, including free
  credit balances of $13,529,711 and
  $21,078,544, respectively                    21,133,538     31,806,213
Market value of securities sold, but
  not yet purchased                             2,271,208      2,744,276
Drafts payable                                 12,118,389     17,866,638
Accrued employee compensation                  10,128,516      9,525,863
Accounts payable and accrued expenses           9,045,312      9,648,898
Long-term debt                                 10,150,000     10,760,000
                                             ------------   ------------
       Total Liabilities                      192,668,908    191,929,309

Subordinated note                                  50,000         50,000

       Stockholders' equity
Common stock                                      681,134        681,134
Additional paid-in capital                     19,490,314     19,622,646
Retained earnings                              16,996,086     15,753,713
                                             ------------   ------------
                                               37,167,534     36,057,493

Less cost of stock in treasury                    497,611      1,162,376
Less unamortized expense of restricted
  stock awards                                     76,109         99,755
                                             ------------   ------------
       Total Stockholders' Equity              36,593,814     34,795,362
                                             ------------   ------------
                                             $229,312,722   $226,774,671
                                             ============   ============

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1995 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three Months Ended
                                     June 28, 1996    June 30, 1995
                                     -------------    -------------
REVENUES
  Commissions                         $ 8,339,185      $ 7,339,724
  Principal transactions                4,858,796        5,258,027
  Investment banking                    3,772,992        4,379,242
  Interest                              3,368,995        3,084,843
  Sale of investment company shares     2,455,085        2,066,331
  Sale of insurance products              717,267          559,912
  Sale of unit investment trusts          418,626          472,314
  Other                                 6,776,020        2,587,730
                                      -----------      -----------
                                       30,706,966       25,748,123

EXPENSES
  Employee compensation & benefits     18,192,058       15,369,093
  Commissions & floor brokerage           618,310          620,733
  Communication & office supplies       1,707,851        1,967,431
  Occupancy & equipment rental          1,791,558        2,060,807
  Promotional                             450,235          488,147
  Interest                              2,065,253        1,995,378
  Other operating expenses              3,640,665        2,653,558
                                      -----------      -----------
                                       28,465,930       25,155,147
                                      -----------      -----------
INCOME BEFORE INCOME TAXES              2,241,036          592,976

  Provision for income taxes              880,000          244,762
                                      -----------      -----------
   NET INCOME                         $ 1,361,036      $   348,214
                                      ===========      ===========

  Net income per share:
    Primary                           $      0.30      $      0.08
    Fully diluted                     $      0.26      $      0.08
  Dividends declared per share        $      0.03      $      0.03
  Average common equivalent shares
    outstanding:
     Primary                            4,551,991        4,462,280
     Fully Diluted                      5,923,074        5,834,672


See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                            Six Months Ended
                                     June 28, 1996    June 30, 1995
                                     -------------    -------------
REVENUES
  Commissions                         $16,315,236      $14,228,389
  Principal transactions                9,159,596       10,614,116
  Investment banking                    4,917,867        5,126,995
  Interest                              6,558,853        6,282,533
  Sale of investment company shares     4,919,062        4,137,745
  Sale of insurance products            1,299,267        1,108,126
  Sale of unit investment trusts          994,216          899,126
  Other                                 9,980,307        5,245,629
                                      -----------      -----------
                                       54,144,404       47,642,659

EXPENSES
  Employee compensation & benefits     32,717,797       28,942,245
  Commissions & floor brokerage         1,220,372        1,194,770
  Communication & office supplies       3,466,885        4,122,670
  Occupancy & equipment rental          3,612,496        4,031,375
  Promotional                             933,906        1,011,684
  Interest                              4,007,559        4,082,673
  Other operating expenses              5,686,492        3,983,140
                                      -----------      -----------
                                       51,645,507       47,368,557
                                      -----------      -----------
INCOME BEFORE INCOME TAXES              2,498,897          274,102

  Provision for income taxes              988,000          109,849
                                      -----------      -----------
   NET INCOME                         $ 1,510,897      $   164,253
                                      ===========      ===========

  Net income per share:
    Primary                           $      0.33      $      0.04
    Fully diluted                     $      0.31      $      0.04
  Dividends declared per share        $      0.06      $      0.06
  Average common equivalent shares
    outstanding:
     Primary                            4,523,298        4,450,246
     Fully Diluted                      5,908,634        5,820,319


See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                 Six Months Ended
                                           June 28, 1996   June 30, 1995
                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $  1,510,897    $    164,253
Non-cash items included in earnings:
  Depreciation and amortization                  787,996       1,018,879
  Bonus notes amortization                       499,880         464,444
  Deferred compensation                          292,652         476,678
  Deferred tax benefit                          (288,228)        (16,613)
  Provision for litigation and bad debt        1,561,589         400,000
  Unrealized gains on investments                (13,387)       (130,255)
  Amortization of restricted stock awards         27,144          61,670
                                            ------------    ------------
                                               4,378,543       2,439,056

(Increase) decrease in operating
  receivables:
  Customers                                   (5,865,848)      4,915,488
  Brokers and dealers                          8,982,539       6,052,172
(Decrease) increase in operating payables:
  Customers                                  (10,672,675)     (2,873,539)
  Brokers and dealers                         39,469,524      (7,218,852)
Decrease (increase) in assets:
  Cash segregated for the exclusive
    benefit of customers                         295,582          (4,079)
  Securities owned                            (5,200,555)         27,876
  Notes receivable from officers
    and employees                               (878,352)       (774,949)
  Miscellaneous other assets                  (1,005,154)       (168,620)
(Decrease) increase in liabilities:
  Securities sold, not yet purchased            (473,068)      3,372,336
  Drafts payable, accounts payable and
    accrued expenses, and accrued employee
    compensation                              (7,390,291)     (4,516,068)
                                            ------------    ------------
Cash Provided By
  Operating Activities                      $ 21,640,245    $  1,250,821
                                            ------------    ------------

See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)
                                                 Six Months Ended
                                           June 28, 1996   June 30, 1995
                                           -------------   -------------
Cash Provided By Operating Activities
  - from previous page                      $ 21,640,245    $  1,250,821
                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments for short-term borrowings
  from banks                                 (21,225,000)     (3,845,000)
  Proceeds from:
    Subordinated borrowings                          - -       4,000,000
    Employee stock purchase plan                 616,669         755,274
    Exercised stock options                          - -         123,507
    Dividend reinvestment plan                     6,802           5,544
  Payments for:
    Settlement of long-term debt                (760,000)       (760,000)
    Purchases of stock for treasury              (94,536)       (342,757)
    Principal payments under capital
      leases                                    (154,160)       (126,789)
    Cash dividends                              (268,524)       (250,876)
                                            ------------    ------------
Cash Used For Financing Activities           (21,878,749)       (441,097)
                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of office equipment and
      leasehold improvements                       7,612         499,149
    Sale of investments                        3,509,914       1,139,091
  Payments for:
    Acquisition of office equipment
      and leasehold improvements                (178,001)     (1,022,883)
    Acquisition of investments                  (750,702)       (142,411)
                                            ------------    ------------
Cash Provided By Investing Activities          2,588,823         472,946
                                            ------------    ------------
Increase in cash and cash equivalents          2,350,319       1,282,670
Cash and cash equivalents -
  beginning of period                          6,344,042       6,925,192
                                            ------------    ------------
Cash and Cash Equivalents - end of period   $  8,694,361    $  8,207,862
                                            ============    ============

Supplemental disclosure of cash flow
  information:
  Income tax payments                       $    884,396    $    341,777
  Interest payments                         $  4,084,126    $  4,115,303

Schedule of noncash investing and
  financing activities:
  Fixed assets acquired under
    capital lease                           $    240,000    $        - -
  Assumption of debt for investment         $    150,000    $        - -

See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the Company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   During the six-month period ended June 28, 1996, the Company wrote off $2,838,292 which represented fully amortized capital leases.


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At June 28, 1996, SN & Co. had net capital of $20,882,857 which was 12% of its aggregate debit balances and $17,378,893 in excess of the 2% net capital requirement.

NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first six months related to the restructuring accruals recorded at December 31, 1994 are as follows:

                                  Balance at              Balance at
                                   December    Payments      June
                                   31, 1995    /Charges    28, 1996
                                  ----------   --------   ----------
Net lease commitments for
  closed offices                   $895,460    $102,212    $793,248
Severance pay, extended benefits
  and receivables written off
  for terminated employees           66,515         - -      66,515
Abandonment of leasehold
  improvements                        8,729       8,729         - -
                                   --------    --------    --------
  Total                            $970,704    $110,941    $859,763
                                   ========    ========    ========

  Such amounts are included in the consolidated statement of financial condition under the caption of Accounts payable and accrued expenses at June 28, 1996 and December 31, 1995.


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

  The Company received secured and senior notes with a face amount of $1,850,000 bearing interest at a 10% annual rate with the final payments due May 24, 2000, in connection with the sale of its Oklahoma-based assets. The notes were recorded at a discounted rate of 17%. The Company has deferred recognition of the gain on the sale in the amount of $570,120 and has deferred recognition of any interest income related to the notes until such time that Capital West has demonstrated the ability to generate earnings and cash flow to fund interest and principal payments when scheduled. The notes receivable net of the discount of $335,617 and deferred gain of $570,120 are included in the statement of financial condition under the caption "Miscellaneous other assets" at June 28, 1996 and December 31, 1995.

  Pro forma financial information assuming the transaction had taken place on January 1, 1995 is presented below:

                                                    Six Months Ended
                                                     June 30, 1995
         Pro Forma Combined Results of Operations   ----------------
         Revenue                                      $44,190,439
         Net Income                                   $   606,600
         Earnings per primary share                   $      0.14

  The above pro forma results do not purport to be indicative of results which actually would have occurred had the sale been made on January 1, 1995.


NOTE E - SUBSEQUENT EVENT

  On June 30, 1987, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's common stock. On July 23, 1996, the Company's Board of Directors approved the redemption of these shareholder rights and the adoption of a new Shareholder Rights Plan. Shareholders of record on August 12, 1996 will receive a payment of $0.05 per share, representing the redemption price for the existing rights. Payable date is August 22, 1996. This payment will be in lieu of the regular quarterly dividend of $0.03 per share.

  In addition, on July 23, 1996, the Company's Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.15 per share. The dividend will be distributed to stockholders of record on August 12, 1996. Each right will entitle the registered holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $35 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15 percent or more of the Company's common stock or upon commencement or announcement of intent to make a tender offer for 15 percent or more of the outstanding shares of common stock without prior written consent of the Company. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to purchase shares of common stock at one-half the then current market price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per right. These rights will expire, if not previously exercised, on August 12, 2006.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

  Results of Operations

  Three months ended June 1996 and June 1995

  The Company recorded a net income of $1,361,000 for the quarter ended June 28, 1996 compared to a net income of $348,000 for the same period one year earlier for an increase of $1,013,000 (291.1%). The primary earnings per share was $0.30 compared to the previous year's primary earnings per share of $0.08. The increases in revenues and net income were primarily attributable to increased commissions resulting from a robust retail market, continued improvement in retail productivity, realized gains on sales of investments and a reduction in administrative costs.

  Total  revenues  increased $4,959,000  (19.3%)  to  $30,707,000 from $25,748,000 as all categories of revenue increased with the exception of principal transactions, investment banking income, and sale of unit investment trusts.

  Commissions, sale of investment company shares, and sale of insurance products increased $999,000 (13.6%) to $8,339,000 from $7,340,000, $389,000 (18.8%) to $2,455,000 from $2,066,000, and
$157,000 (28.0%) to $717,000 from $560,000, respectively, due  to a very strong retail market as aforementioned.

  Other  revenues  increased $4,188,000  (161.8%)  to  $6,776,000 from $2,588,000 as a result of increased gains on investments, managed account fees, investment advisory fees, clearing income, money market distribution fees, and wire service income which increased $3,297,000, $381,000, $51,000, $117,000, $126,000, and
$65,000, respectively. Gains on investments primarily resulted from the exercise of warrants generated by the corporate finance department related to an underwriting and the ultimate sale of the shares received for the exercise of those warrants. Managed account fees increased because of the growth of the managed account program which was introduced in November, 1994. Investment advisory fees increased due to increases in portfolio values. Clearing income increased as a direct result of clearing for Capital West Securities, Inc. which began in June, 1995. Money market distribution fees increased due to the increase in money market fund balances. Wire service income increased due to increased volume.

  Principal transactions decreased $399,000 (7.6%) to $4,859,000 from $5,258,000 due primarily to decreased sales of fixed income products and inventory trading losses incurred from those same fixed income products. Investment Banking decreased $606,000 (13.8%) to $3,773,000 from $4,379,000 due largely to reduced corporate and public offerings and fewer significant merger and acquisition transactions. Sale of unit investment trusts decreased $53,000 (11.2%) to $419,000 from $472,000, principally due to lower quantities of product available.

  Total  expenses  increased $3,311,000  (13.2%)  to  $28,466,000 from $25,155,000 primarily as a result of increased employee compensation and benefits. Employee compensation and benefits increased $2,823,000 (18.4%) to $18,192,000 from $15,369,000 primarily as a result of increased variable compensation, which increased $3,266,000 coincidentally with increased production and profitability. The increase in variable compensa-tion was offset by a decrease in fixed salaries and benefits which decreased $443,000 as a result of the downsizing and restructuring plan implemented in the fourth quarter of 1994 and the sale of the Oklahoma division to Capital West Financial Corp. (see Notes C and D to the unaudited Consolidated Financial Statements).

  Gross interest revenues increased $284,000 (9.2%) due mostly to higher margin receivable balances. The gross interest revenues were partially offset by an increase in interest expenses of $70,000 (3.5%) because of slightly higher average short-term borrowings from banks. Net interest retention in-creased $214,000 (19.6%) to $1,304,000 from $1,090,000.

  The aforementioned downsizing and restructuring plan and the sale of the Oklahoma division to Capital West Financial Corp. reduced the number of retail office locations. The reduction of office locations contributed to the reduction in occupancy and equipment, communication and office supplies and promotional expenses which decreased $269,000 (13.1%), $259,000 (13.2%) and
$38,000 (7.8%), respectively.

  Other expense increased $987,000 (37.2%) to $3,641,000 from $2,654,000 primarily as a result of increased settlements and bad debt expense which increased $1,179,000. Settlements increased due to a sizable litigation settlement reached in the second quarter of 1996. This increase was offset by a decrease in professional fees and insurance of $150,000 and $49,000, respectively.

  Six months ended June 1996 and June 1995

  The Company recorded a net income of $1,511,000 for the six months ended June 28, 1996, compared to a net income of $164,000 for the same period one year earlier for an increase of $1,347,000 (821.3%). The primary earnings per share was $0.33 compared to the previous year's $0.04 per share. The increases were primarily attributable to the same reasons as previously indicated in the three months ended discussion.

  Total  revenues  increased $6,501,000  (13.6%)  to  $54,144,000 from $47,643,000 as all categories of revenue increased with  the
exception  of  principal  transactions  and  investment   banking
revenues.

  Commissions, sale of investment company shares, sale of insurance products, and sale of unit investment trusts increased $2,087,000 (14.7%) to $16,315,000 from $14,228,000, $781,000
(18.9%)  to  $4,919,000  from  $4,138,000,  $191,000  (17.2%)  to
$1,299,000 from $1,108,000, and $95,000 (10.6%) to $994,000  from
$899,000, respectively, due to a very strong retail market as aforementioned.

  Other revenues increased $4,734,000 (90.2%) to $9,980,000 from $5,246,000 as a result of increased gains on investments, managed account fees, exchange membership execution fees, investment advisory fees, clearing income, wire service income, and money market distribution fees which increased $2,781,000, $775,000, $379,000, $153,000, $307,000, $51,000, and $274,000, respectively.
These increases are due to the same reasons as noted in the three month's comments.

  Principal transactions decreased $1,454,000 (13.7%) to $9,160,000 from $10,614,000 due primarily to decreased sales of fixed income products and inventory trading losses incurred from those same fixed income products. Investment banking revenues declined due to less corporate finance activity.

  Total expenses increased $4,277,000 (9.0%) to $51,646,000 from $47,369,000 primarily as a result of increased employee compensation and benefits. Employee compensation and benefits increased $3,776,000 (13.0%) to $32,718,000 from $28,942,000 primarily as a result of increased variable compensation, which increased $4,784,000 (27.3%) to $22,309,000 from
$17,525,000 concurrently with increased production and profit-ability. The increase in variable compensation was offset by a decrease in fixed salaries and benefits which decreased $1,009,000 (8.8%) to $10,409,000 from $11,418,000 as a result of the downsizing and restructuring plan implemented in the fourth quarter of 1994 and the sale of the Oklahoma division to Capital West Financial Corp. (see Notes C and D to the unaudited Consoli-dated Financial Statements).

  Gross interest revenues increased $276,000 (4.4%) due to higher margin receivable balances. Interest expenses decreased $75,000 (1.8%) due mainly to less interest paid to customers. Net interest retention increased $351,000 (16.0%) to $2,551,000 from $2,200,000.

  The reduction of office locations aforementioned in the three month discussion contributed to the reduction of communication and office supplies, occupancy and equipment and promotional expenses which decreased $656,000 (15.9%), $419,000 (10.4%) and
$78,000 (7.7%), respectively.

  Other expense increased $1,703,000 (42.8%) to $5,686,000 from $3,983,000 as a result of increased settlements and bad debt expense, charitable contributions, and professional fees, which increased $1,528,000, $143,000, and $127,000, respectively.
Settlements  and  bad debt expense increased  due  to  litigation settlements and increased activity. Charitable contributions increased primarily due to a credit to expense for a write-off of certain philanthropic commitments in the first half of 1995 which had previously been accrued. Professional fees increased primarily as a result of audit fees related to the 1995 annual audit.

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

  In   the  six  months  ended  June  28,  1996,  cash  and  cash equivalents  increased  $2,350,000  (37.0%)  to  $8,694,000  from
$6,344,000 at December 31, 1995. The increase in cash was substantially a result of cash provided from investing activity
of   $2,589,000.   The  cash  provided  from  investing  activity
primarily consisted of proceeds for the sales of investments of $3,510,000 and partially offset by payments for investments and
fixed  assets  of  $751,000  and  $178,000,  respectively.   Cash
provided  by operating activities was primarily used for  payment
of  short-term  borrowings  from banks.   The  cash  provided  by
operating activities was principally attributed to net income adjusted for non-cash charges of $4,167,000, a decrease in operating receivables of $3,117,000, and an increase in operating payables of $28,797,000. The cash provided was partly offset by cash used for increases in securities owned, notes receivable from officers and employees, and other assets of $5,201,000, $878,000, and $794,000, respectively, and decreases of drafts payable, accounts payable and accrued expenses, and accrued employee compensation and market value of securities sold, not yet purchased of $7,390,000 and $473,000, respectively.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At June 28, 1996, SN & Co. had net capital of approximately $20,883,000 which exceeded the minimum net capital requirements by approximately $17,379,000.

  During 1994, SN & Co. obtained a revolving subordinated note in the amount of $5,500,000. The subordinated note was intended to be used to finance underwritings and was available for additional advances until January 31, 1996. At June 28, 1996, SN & Co. had an advance of $50,000 against this revolving subordinated note which is due January 31, 1997.

  Management believes that funds from operations and available unused informal and formal short-term credit arrangements of $139,775,000 at June 28, 1996, will provide sufficient resources to meet the present and anticipated financial needs.

  The Company has $2,916,000 in receivables from Investment Executives and other employees who terminated employment with the Company. The Company intends to vigorously pursue collection of these receivables and does not anticipate that the outcome of these activities will adversely affect liquidity or capital resources.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There were no material changes, during the six months ended June 28, 1996, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Such information is hereby incorporated by reference.

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


   (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 28, 1996.

     The Company filed a report on Form 8-K dated July 23, 1996. This report Form 8-K contained information under Item 5. Other Events. On July 23, 1996, the Board of Directors of Stifel Financial Corp. approved the redemption of certain rights under an existing Shareholder Rights Plan and the adoption of a new Shareholder Rights Plan. Shareholders of record on August 12, 1996 will receive a payment of $0.05 per share, representing the redemption price for the existing rights. Payable date is August 22, 1996. This payment will be in lieu of the regular quarterly dividend of $0.03 per share. Under the new Shareholder Rights Plan, there will be a dividend distribution of one right for each outstanding share of common stock, par value $0.15 per share. The dividend will be distributed to stockholders of record on August 12, 1996. Each right will entitle the registered holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $35 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15 percent or more of the Company's common stock or upon commencement or announcement of intent to make a tender offer for 15 percent or more of the outstanding shares of common stock without prior written consent of the Company. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to purchase shares of common stock at a one-half the then current market price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per right. These rights will expire, if not previously exercised, on August 12, 2006.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  August 9, 1996              By  /s/  Gregory F. Taylor
                                       Gregory F. Taylor
                                       (Chief Executive Officer)


Date:  August 9, 1996              By  /s/  Stephen J. Bushmann
                                       Stephen J. Bushmann
                                       (Principal Financial and
                                       Accounting Officer)

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                          June 28, 1996





 Exhibit
  Number                  Description
 -------                  -----------
    11         Computation of Earnings Per Share

    27              Financial Data Schedule
            (furnished to the Securities and Exchange
                 Commission for Electronic Data
               Gathering, Analysis, and Retrieval
                     [EDGAR] purposes only)