Form 10-Q
period 1996-09-27
STIFEL FINANCIAL CORP
filed 1996-11-12
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
/x/  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 27, 1996
                               OR
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

Shares  of  common  stock  outstanding  at  September  27,  1996:
4,452,431 par value $.15.

Exhibit Index is on page 20.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                       September 27, 1996




                                                             PAGE
PART I.  FINANCIAL CONDITION                                 ----

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       September 27, 1996 and December 31, 1995               3-4

     Consolidated Statements of Operations --
       Three Months Ended September 27, 1996 and
       September 29, 1995                                      5

     Consolidated Statements of Operations --
       Nine Months Ended September 27, 1996 and
       September 29, 1995                                      6

     Consolidated Statements of Cash Flows--
       Nine Months Ended September 27, 1996 and
       September 29, 1995                                     7-8

     Notes to Consolidated Financial Statements               9-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 12-16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                     17
Item 6.  Exhibits and Reports on Form 8-K                    17-18
Signatures                                                     19

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (In thousands)

                                             September 27,   December 31,
                                                 1996            1995
                                              (Unaudited)       (Note)
                                             -------------   ------------
ASSETS
Cash and cash equivalents                      $  7,241       $  6,344
Cash segregated for the exclusive
  benefit of customers                              482            776
Receivable from brokers and dealers              22,149         16,424
Receivable from customers, less
  allowance for doubtful accounts of
  $833 and $805, respectively                   157,226        156,904
Securities owned, at market value                19,124         19,521

Membership in exchanges, at cost
  (approximate market value:  $2,169
  and $1,904, respectively)                         513            513

Office equipment and leasehold improvements,
  at cost, less allowances for depreciation
  and amortization of $10,589 and $12,517,
  respectively                                    2,559          3,015

Goodwill, net of accumulated amortization
  of $1,031 and $827, respectively                4,564          3,985

Notes and non-securities receivable
  from employees, net of allowance for
  doubtful receivables of $2,758 and
  $3,002, respectively                            3,872          4,328

Deferred tax asset                                3,403          3,902

Miscellaneous other assets                       10,456         11,063
                                               --------       --------
                                               $231,589       $226,775
                                               ========       ========

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                STIFEL FINANCIAL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                             (In thousands)

                                             September 27,   December 31,
                                                 1996            1995
                                              (Unaudited)       (Note)
                                             -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks               $ 50,225       $ 86,450
Payable to brokers and dealers                   81,705         23,127
Payable to customers, including free
  credit balances of $8,897 and
  $21,079, respectively                          21,454         31,806
Market value of securities sold, but
  not yet purchased                               3,494          2,744
Drafts payable                                   10,711         17,867
Accrued employee compensation                     9,805          9,526
Accounts payable and accrued expenses             7,294          9,650
Long-term debt                                   10,150         10,760
                                               --------       --------
       Total Liabilities                        194,838        191,930

Subordinated note                                   - -             50

       Stockholders' equity
Common stock                                        681            681
Additional paid-in capital                       19,490         19,622
Retained earnings                                17,231         15,754
                                               --------       --------
                                                 37,402         36,057

Less cost of stock in treasury                      577          1,162
Less unamortized expense of restricted
  stock awards                                       74            100
                                               --------       --------
       Total Stockholders' Equity                36,751         34,795
                                               --------       --------
                                               $231,589       $226,775
                                               ========       ========

NOTE:  The Consolidated Statement of Financial Condition at
       December 31, 1995 has been derived from the audited financial statements at that date.


See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)
                            (UNAUDITED)

                                            Three Months Ended
                                      September 27,    September 29,
                                          1996             1995
                                      -------------    -------------
REVENUES
  Commissions                            $ 6,974          $ 7,113
  Principal transactions                   4,378            4,244
  Investment banking                       2,878            2,643
  Interest                                 3,510            3,162
  Sale of investment company shares        2,327            2,126
  Sale of insurance products                 618              447
  Sale of unit investment trusts             375              509
  Other                                    3,143            2,811
                                         -------          -------
                                          24,203           23,055

EXPENSES
  Employee compensation & benefits        14,437           13,756
  Commissions & floor brokerage              626              557
  Communication & office supplies          1,744            1,636
  Occupancy & equipment rental             1,767            1,905
  Promotional                                523              400
  Interest                                 2,093            1,926
  Other operating expenses                 2,238            2,393
                                         -------          -------
                                          23,428           22,573
                                         -------          -------
INCOME BEFORE INCOME TAXES                   775              482

  Provision for income taxes                 317              320
                                         -------          -------
   NET INCOME                            $   458          $   162
                                         =======          =======

  Net income per share:
    Primary                              $  0.10          $  0.04
    Fully diluted                        $  0.10          $  0.04
  Dividends declared per share           $   - -          $  0.03
  Average common equivalent shares
    outstanding:
     Primary                               4,545            4,470
     Fully Diluted                         5,916            5,820


See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                           (UNAUDITED)

                                            Nine Months Ended
                                      September 27,    September 29,
                                          1996             1995
                                      -------------    -------------
REVENUES
  Commissions                            $23,289          $21,341
  Principal transactions                  13,537           14,858
  Investment banking                       7,796            7,771
  Interest                                10,069            9,445
  Sale of investment company shares        7,246            6,264
  Sale of insurance products               1,917            1,555
  Sale of unit investment trusts           1,370            1,408
  Other                                   13,123            8,056
                                         -------          -------
                                          78,347           70,698

EXPENSES
  Employee compensation & benefits        47,155           42,698
  Commissions & floor brokerage            1,846            1,751
  Communication & office supplies          5,211            5,759
  Occupancy & equipment rental             5,380            5,937
  Promotional                              1,457            1,412
  Interest                                 6,100            6,009
  Other operating expenses                 7,924            6,376
                                         -------          -------
                                          75,073           69,942
                                         -------          -------
INCOME BEFORE INCOME TAXES                 3,274              756

  Provision for income taxes               1,305              430
                                         -------          -------
   NET INCOME                            $ 1,969          $   326
                                         =======          =======

  Net income per share:
    Primary                              $  0.43          $  0.07
    Fully diluted                        $  0.41          $  0.07
  Dividends declared per share           $  0.06          $  0.09
  Average common equivalent shares
    outstanding:
     Primary                               4,533            4,459
     Fully Diluted                         5,912            5,809

See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (UNAUDITED)
                                                 Nine Months Ended
                                            September 27,   September 29,
                                                1996            1995
                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $  1,969        $    326
Non-cash items included in earnings:
  Depreciation and amortization                  1,202           1,508
  Bonus notes amortization                         787             654
  Deferred compensation                            380             396
  Deferred tax benefit                             499           1,005
  Provision for litigation and bad debt          2,188           1,040
  Unrealized losses (gains) on investments          36            (130)
  Amortization of restricted stock awards           42              81
                                              --------        --------
                                                 7,103           4,880

(Increase) decrease in operating receivables:
  Customers                                       (350)         (6,485)
  Brokers and dealers                           (5,725)         10,063
(Decrease) increase in operating payables:
  Customers                                    (10,352)         (1,394)
  Brokers and dealers                           58,578          (7,821)
Decrease (increase) in assets:
  Cash segregated for the exclusive
    benefit of customers                           294              (7)
  Securities owned                                 397          (1,264)
  Notes receivable from officers
    and employees                               (1,030)           (948)
  Miscellaneous other assets                    (1,216)             (9)
Increase (decrease) in liabilities:
  Securities sold, not yet purchased               750            (619)
  Drafts payable, accounts payable
    and accrued expenses, and accrued
    employee compensation                      (11,806)         (9,111)
                                              --------        --------
Cash Provided By (Used For)
  Operating Activities                        $ 36,643        $(12,715)
                                              --------        --------

See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (In thousands)
                            (UNAUDITED)
                                                 Nine Months Ended
                                            September 27,   September 29,
                                                1996            1995
                                            -------------   -------------
Cash Provided By (Used For) Operating
  Activities - from previous page             $ 36,643        $(12,715)
                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds for short-term
  borrowings from banks                        (36,225)         13,900
  Proceeds from:
    Employee stock purchase plan                   617             755
    Exercised stock options                        - -             124
    Dividend reinvestment plan                      10               9
  Payments for:
    Settlement of long-term debt                  (760)           (760)
    Purchases of stock for treasury               (190)           (512)
    Principal payments under capital leases       (253)           (194)
    Subordinated borrowings                        (50)            - -
    Cash dividends                                (492)           (376)
                                              --------        --------
Cash (Used For) Provided By Financing
  Activities                                    (7,343)         12,946
                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of office equipment and leasehold
      improvements                                  23             915
    Sale of investments                          3,520           1,578
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                      (362)         (1,082)
    Acquisition of investments                  (1,584)            (90)
                                              --------        --------
Cash Provided By Investing Activities            1,597           1,321
                                              --------        --------
Increase in cash and cash equivalents              897           1,552
Cash and cash equivalents - beginning
  of period                                      6,344           6,925
                                              --------        --------
Cash and Cash Equivalents - end of period     $  7,241        $  8,477
                                              ========        ========
Supplemental disclosure of cash flow
  information:
  Income tax payments                         $    904        $    344
  Interest payments                           $  6,379        $  6,283

Schedule of noncash investing and
  financing activities:
  Fixed assets acquired under capital lease   $    240        $    - -
  Assumption of debt for investment           $    150        $    - -

See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   During  the  nine-month period ended September 27,  1996,  the
Company   wrote   off  $2,838,000  of  office   equipment   which
represented fully amortized capital leases no longer in service.


NOTE B - NET CAPITAL REQUIREMENT

   As a registered broker-dealer and member of the New York Stock Exchange, the Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated (SN & Co.), is subject to the Securities and Exchange Commission's (SEC) uniform net capital rules. SN & Co. has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At September 27, 1996, SN & Co. had net capital of $21,006,000 which was 12% of its aggregate debit balances and $17,611,000 in excess of the 2% net capital requirement.

NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first nine months related to the restructuring accruals recorded at December 31, 1994 are as follows:


                                   Balance at              Balance at
                                    December    Payments   September
                                    31, 1995    /Charges    27, 1996
                                   ----------   --------   ----------
Net lease commitments for
  closed offices                    $895,000    $195,000    $700,000
Severance pay, extended benefits
  and receivables written off
  for terminated employees            67,000      67,000         - -
Abandonment of leasehold
  improvements                         9,000       9,000         - -
                                    --------    --------    --------
  Total                             $971,000    $271,000    $700,000
                                    ========    ========    ========

  Such amounts are included in the consolidated statement of financial condition under the caption of Accounts payable and accrued expenses at September 27, 1996 and December 31, 1995.


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

  The Company received secured and senior notes with a face amount of $1,850,000 bearing interest at a 10% annual rate with the final payments due May 24, 2000, in connection with the sale of its Oklahoma-based assets. The notes were recorded at a discounted rate of 17%. The Company has deferred recognition of the gain on the sale in the amount of $570,000 and has deferred recognition of any interest income related to the notes until such time that Capital West has demonstrated the ability to generate earnings and cash flow to fund interest and principal payments when scheduled. The Company received payments of $79,000 toward the notes during the nine months ended September 27, 1996. The notes receivable net of the discount of $336,000 and deferred gain of $570,000 are included in the statement of financial condition under the caption "Miscellaneous other assets" at September 27, 1996 and December 31, 1995. In August of 1996, the Company amended the purchase price of the assets sold to provide Capital West the opportunity to extinguish their debt with a lump sum payment of $950,000 on or before December 16, 1996. If Capital West does not tender payment by December
16, 1996, then the terms of the initial agreement will continue to apply.

    Pro forma financial information assuming the transaction had taken place on January 1, 1995 is presented below:

         Pro Forma Combined Results of Operations
                                           Nine Months Ended
                                           September 29, 1995
                                           ------------------
         Revenue                              $67,246,000
         Net Income                           $   811,000
         Earnings per primary share           $      0.18

  The above pro forma results do not purport to be indicative of results which actually would have occurred had the sale been made on January 1, 1995.

NOTE E -- RELATED PARTY TRANSACTIONS

  The Company has receivables aggregating $1,976,000 at September 27, 1996 and December 31, 1995, from two former employees who were also directors and officers of the Company. These receivables arose from employment contracts which were to be earned or forgiven if performance criteria defined in the contracts were met. In 1994, the employees terminated with the Company. The Company filed suits to recover the balance of the receivables. In October 1996, a NASD Regulation, Inc. Office of Dispute Resolution arbitration awarded the Company $1,260,000 in compensatory damages plus interest from one of the two former employees. The Company continues to pursue collection on these receivables.

NOTE F - SUBSEQUENT EVENT

  On October 22, 1996, the board of directors declared a regular quarterly dividend of $0.03 per share, payable on November 19, 1996 to stockholders of record November 5, 1996.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
     Condition and Results of Operations

  Results of Operations

  Three months ended September 1996 and September 1995

  The Company recorded a net income of $458,000 for the quarter ended September 27, 1996 compared to a net income of $162,000 for the same period one year earlier for an increase of $296,000 (182.7%). The primary earnings per share was $0.10 compared to the previous year's primary earnings per share of $0.04. The increases in revenues and net income were primarily attributable to strong investment banking activity, continued improvement in retail productivity, and controlling administrative costs.

  Total revenues increased $1,148,000 (5.0%) to $24,203,000 from $23,055,000 as all categories of revenue increased with the exception of commissions and sale of unit investment trusts.

  Sale of investment company shares and sale of insurance products increased $201,000 (9.5%) to $2,327,000 from $2,126,000 and $171,000 (38.3%) to $618,000 from $447,000, respectively. The increase in sale of investment company shares was representative of the industry-wide stock-fund inflows in August and September of 1996. Sale of insurance products increased as result of individual investors using annuities as an alternative tax-advantaged investment option. These increases were offset by slight decreases in commissions and sale of unit investment trusts of $139,000 (2.0%) to $6,974,000 from $7,113,000 and
$134,000 (26.3%) to $375,000 from $509,000, respectively.

  Principal transactions increased $134,000 (3.2%) to $4,378,000 from $4,244,000 due primarily to decreased inventory trading losses over last year's comparable period. Investment Banking increased $235,000 (8.9%) to $2,878,000 from $2,643,000 due largely to an increased number of participation in syndicate equity offerings.

  Other revenues increased $332,000 (11.8%) to $3,143,000 from $2,811,000, primarily as a result of increased managed account fees and money market distribution fees. Managed account fees increased because of the growth of the managed account program which was introduced in November 1994. Money market distribution fees increased due to the increase in money market fund balances.

  Gross interest revenues increased $348,000 (11.0%) due chiefly to higher margin receivable balances. Interest expense increased $167,000 (8.7%) as a result of increased loan activity to fund margin receivables. Net interest retention increased $181,000 (14.6%) to $1,417,000 from $1,236,000.

  Total expenses increased $855,000 (3.8%) to $23,428,000 from $22,573,000 primarily as a result of increased employee compensation and benefits. Employee compensation and benefits increased $681,000 (5.0%) to $14,437,000 from $13,756,000 primarily as a result of increased variable compensation, which increased $488,000 (5.5%) coincidentally with increased revenue production and profitability. Fixed compensation increased $194,000 due primarily to routine increases to salaried employees. All other expense categories increased due to the increased sales activity except for the occupancy & equipment rental, which decreased primarily as a result of savings related to the re-negotiation and extension of the corporate headquarters' office lease and the decrease in depreciation related to a purchase of capital equipment in the first quarter of 1995 which was subsequently written-down in the fourth quarter of 1995.

  Other expense decreased $155,000 (6.5%) to $2,238,000 from $2,393,000 primarily as a result of the decrease in professional fees of $748,000. The decrease in professional fees is substantially due to the extraordinarily large legal fees incurred during the third quarter of 1995. This decrease was partially offset by increases in settlements & bad debt expense and service bureau expenses of $505,000 and $76,000, respectively. Settlements increased due to significant litigation settlements reached in the third quarter of 1996.

  Nine months ended September 1996 and September 1995

  The Company recorded a net income of $1,969,000 for the nine months ended September 27, 1996, compared to a net income of $326,000 for the same period one year earlier for an increase of $1,643,000 (504.0%). The primary earnings per share was $0.43 compared to the previous year's $0.07 per share. The increases in revenues and net income were primarily attributable to increased commissions resulting from a high level of retail investor activity, continued improvement in retail productivity, realized gains on sales of investments and a continued concentration on improvements to contain administrative costs.

  Total  revenues  increased $7,649,000  (10.8%)  to  $78,347,000 from $70,698,000 as all categories of revenue increased with the exception of principal transactions and sales of unit investment trusts.

  Commissions, sale of investment company shares, and sale of insurance products increased $1,948,000 (9.1%) to $23,289,000 from $21,341,000, $982,000 (15.7%) to $7,246,000 from $6,264,000, and $362,000 (23.3%) to $1,917,000 from $1,555,000, respectively, due to a high level of retail investor activity and improved retail productivity, as aforementioned.

  Other  revenues  increased $5,067,000  (62.9%)  to  $13,123,000 from $8,056,000 as a result of increased gains on investments, managed account fees, investment advisory fees, clearing income, and money market distribution fees which increased $2,793,000, $1,122,000, $133,000, $277,000, and $374,000, respectively.
Gains on investments primarily resulted from the exercise of warrants generated by the corporate finance department related to an underwriting and the ultimate sale of the shares received for the exercise of those warrants. Managed account fees increased because of the growth of the managed account program which was introduced in November 1994. Investment advisory fees increased due to increases in portfolio values. Clearing income increased as a direct result of clearing for Capital West Securities, Inc. which began in June 1995. Money market distribution fees increased due to the increase in money market fund balances.

  Principal   transactions   decreased   $1,321,000   (8.9%)   to
$13,537,000 from $14,858,000 due primarily to decreased sales of fixed income products and inventory trading losses incurred from those same fixed income products.

  Gross interest revenues increased $624,000 (6.6%) due chiefly to higher margin receivable balances. Interest expenses increased $91,000 (1.5%) due mainly to increased loan activity. As a result, net interest retention increased $533,000 (15.5%) to $3,969,000 from $3,436,000.

  Total expenses increased $5,131,000 (7.3%) to $75,073,000 from $69,942,000 primarily as a result of increased employee compensation and benefits. Employee compensation and benefits increased $4,457,000 (10.4%) to $47,155,000 from $42,698,000 primarily as a result of increased variable compensation, which increased $5,272,000 (20.0%) to $31,649,000 from $26,377,000 concurrently with increased production and profitability. The increase in variable compensation was offset by a decrease in fixed salaries and benefits which decreased $815,000 (5.0%) to $15,505,000 from $16,320,000 as a result of the sale of the Oklahoma division to Capital West Financial Corp. (see Note D to the unaudited Consolidated Financial Statements).

  The reduction of office locations aforementioned contributed to the reduction of communication and office supplies and occupancy and equipment which decreased $548,000 (9.5%) and $557,000 (9.4%), respectively. The three months ended discussion of the decrease of occupancy and equipment also contributed to the nine months decrease.

  Other expense increased $1,548,000 (24.3%) to $7,924,000 from $6,376,000 as a result of increased settlements and bad debt expense, charitable contributions, and computer service bureau fees, which increased $1,979,000, $134,000, and $102,000, respectively. Settlements and bad debt expense increased due to litigation settlements and increased activity. Charitable contributions increased primarily due to a credit to expense for a write-off of certain philanthropic commitments in the first half of 1995 which had previously been accrued. The increase was partially offset by a decrease of $620,000 in professional fees, which decreased due to the extraordinarily large legal fees incurred in the first nine months of 1995.

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

  In the nine months ended September 27, 1996, cash and cash equivalents increased $897,000 (14.1%) to $7,241,000 from $6,344,000 at December 31, 1995. The increase in cash was substantially a result of cash provided from investing activity of $1,597,000. The cash provided from investing activity primarily consisted of proceeds for the sales of investments of $3,520,000 and partially offset by payments for investments and fixed assets of $1,584,000 and $362,000, respectively. Cash provided by operating activities was primarily used for payment of short-term borrowings from banks. The cash provided by operating activities was principally attributed to net income adjusted for non-cash charges of $7,103,000 and an increase in operating payables of $48,225,000. The cash provided was partly offset by cash used for increases in operating receivables, notes receivable from officers and employees, and other assets of $6,076,000, $1,030,000, and $1,215,000, respectively, and decreases of drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $11,805,000.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to unaudited Consolidated Financial Statements). At September 27, 1996, SN & Co. had net capital of approximately $21,006,000 which exceeded the minimum net capital requirements by approximately $17,611,000.

  During 1994, SN & Co. obtained a revolving subordinated note in the amount of $5,500,000. The subordinated note was intended to be used to finance underwritings and was available for additional advances until January 31, 1996. During the third quarter ended September 27, 1996, SN & Co. reimbursed the remaining advance of $50,000 against this revolving subordinated note.

  Management believes funds from operations and available unused informal and formal short-term credit arrangements of $154,775,000 at September 27, 1996, will provide sufficient resources to meet the present and anticipated financial needs.

  The Company has receivables aggregating $1,976,000 at September 27, 1996 and December 31, 1995, from two former employees who were also directors and officers of the Company. These receivables arose from employment contracts which were to be earned or forgiven if performance criteria defined in the contracts were met. In 1994, the employees terminated with the Company. The Company filed suits to recover the balance of the receivables. In October 1996, a NASD Regulation, Inc. Office of Dispute Resolution arbitration awarded the Company $1,260,000 in compensatory damages plus interest from one of the two former employees. The Company intends to vigorously pursue collection of these receivables and does not anticipate that the outcome of these activities will adversely affect liquidity or capital resources.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There were no material changes, during the nine months ended September 27, 1996, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Such information is hereby incorporated by reference.

     The Company has receivables aggregating $1,976,000 at September 27, 1996 and December 31, 1995, from two former employees who were also directors and officers of the Company. These receivables arose from employment contracts which were to be earned or forgiven if performance criteria defined in the contracts were met. In 1994, the employees terminated with the Company. The Company filed suits to recover the balance of the receivables. In October 1996, a NASD Regulation, Inc. Office of Dispute Resolution arbitration awarded the Company $1,260,000 in compensatory damages plus interest from one of the two former employees.


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

   (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K during the quarter ended September 27, 1996. The Company filed a report on Form 8-K dated July 23, 1996. This report Form 8-K contained information under Item 5. "Other Events". On July 23, 1996, the Board of Directors of Stifel Financial Corp. approved the redemption of certain rights under an existing Shareholder Rights Plan and the adoption of a new Shareholder Rights Plan. Shareholders of record on August 12, 1996 received a payment of $0.05 per share, representing the redemption price for the existing rights. Payable date was August 22, 1996. This payment was in lieu of the regular quarterly dividend of $0.03 per share. Under the new Shareholder Rights Plan, there was a dividend distribution of one right for each outstanding share of common stock, par value $0.15 per share. The dividend was distributed to stockholders of record on August 12, 1996. Each right entitles the registered holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $35 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15 percent or more of the Company's common stock or upon commencement or announcement of intent to make a tender offer for 15 percent or more of the outstanding shares of common stock without prior written consent of the Company. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to purchase shares of common stock at a one-half the then current market price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per right. These rights will expire, if not previously exercised, on August 12, 2006.

     The Company filed a report on Form 8-K dated October 29, 1996. This report Form 8-K contained information under Item
  4. "Changes in registrant's certifying accountants". The Board of Directors of Stifel Financial Corp., upon the recommendation of its Audit Committee, has determined to replace Coopers & Lybrand L.L.P. as the registrant's independent auditors for the year ended December 31, 1996.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STIFEL FINANCIAL CORP.
                                              (Registrant)

Date:  November 8, 1996                 By  /s/  Gregory F. Taylor
                                            Gregory F. Taylor
                                            (Chief Executive Officer)



Date:  November 8, 1996                 By  /s/  Stephen J. Bushmann
                                            Stephen J. Bushmann
                                            (Principal Financial and
                                            Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                       September 27, 1996





  Exhibit
  Number                      Description

    11             Computation of Earnings Per Share

    27                 Financial Data Schedule
               (furnished to the Securities and Exchange
                    Commission for Electronic Data
                  Gathering, Analysis, and Retrieval
                       [EDGAR] purposes only)