Form 10-K405
period 1996-12-31
STIFEL FINANCIAL CORP
filed 1997-03-24
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended    December 31, 1996
                                  -----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to
                                   -------------------  ------------------
Commission file number 1-9305
                       ------
                          STIFEL FINANCIAL CORP.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)
         DELAWARE                             43-1273600
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

           500 N. Broadway
         St. Louis, Missouri                                    63102-2188
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            314-342-2000
                                                              ------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
       Title of Each Class                           On Which Registered
--------------------------------------             -----------------------
Common Stock, Par Value $.15 per share             New York Stock Exchange
                                                   Chicago Stock Exchange

Preferred Stock Purchase Rights                    New York Stock Exchange
                                                   Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days.          Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this
Form 10-K.     [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at March 11, 1997 was $32,425,544.

Shares  of Common Stock outstanding at March 11, 1997:  4,725,747 shares, par value $.15 per share.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference to Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 22, 1997 are incorporated by reference to Part III hereof. Exhibit Index located on page 30.

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

The Company offers securities-related financial services through its wholly-owned operating subsidiaries, Stifel, Nicolaus, Century Securities Associates, Inc., Todd Investment Advisors, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 43 locations. The Company's customers include individuals, corporations, municipalities and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest. On May 25, 1995, the Company sold the majority of the assets related to its operations in Oklahoma, which consisted of 26 retail securities offices and the municipal underwriting, trading, and institutional sales operations located in Oklahoma, and three retail offices in Texas. These operations comprised 14% of the Company's total revenue for 1994. (See proforma financial information in Note O of the Consolidated Financial Statements incorporated by reference herein.)

Principal Sources of Revenue

The amounts of each of the principal sources of revenue of the Company for the calendar years 1996, 1995 and 1994 is contained in Item 6. Selected Financial Data, filed herein.

Commissions

During recent years, most of the Company's securities commissions resulted from transactions with retail (individual) investor accounts. Retail commissions are charged on both stock exchange and over-the-counter transactions in accordance with the Company's commission schedule. In certain cases (usually on large trades or to active customers), discounts from that schedule are granted.

The percentage of total commission revenue from institutional customers was 5% in 1996. Prior to 1996 revenue generated from institutional customers was not accounted for separately. Institutional accounts are serviced mainly by the Company's offices in St. Louis. Retail investment executives also receive orders from institutional customers from time to time.

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

Investment Banking

The Company manages the underwriting of both corporate and municipal securities and participates as an underwriter in syndicates of issues managed by other firms. The corporate and public finance departments are responsible for originating underwritings, mergers and acquisitions, placements, valuations, financial advisory work and other investment banking matters. The Company acts as an underwriter and dealer in bonds issued by states, cities and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings and corporate  underwritings  are originated  and  sold  through  its office in St. Louis. Prior to 1994, the majority of the Company's investment banking related revenue was generated by its Oklahoma City based public finance department. As a result of the negative publicity surrounding the two year investigation and civil injunctive action by the Securities and Exchange Commission, which was settled in August of 1995, related to certain municipal bond underwritings managed by the Oklahoma City office, the Company's ability to generate municipal bond underwritings in Oklahoma and elsewhere was adversely impacted (see also Item 7 "Management's Financial Discussion" and Note H of the Consolidated Financial Statements incorporated by reference herein).

During 1995, the number of municipal bond offerings underwritten by the St. Louis public finance department was not only affected by the negative publicity as a result of the Securities and Exchange Commission investigation and enforcement action but also was effected by the downturn in the public finance market experienced industry-wide. Interest rates had not fluctuated downward as dramatically as several years ago, and consequently the volume of refinancings by institutions and governmental agencies has remained low.

During 1996, the St. Louis public finance department rebounded somewhat as evidenced by the increase in the number of awards as senior manager for new issue underwritings, which increased to 34 awards in 1996 from 24 awards in 1995.

While several broker-dealers have ceased their public finance operations resulting from the industry-wide slowdown, management is uncertain at this time what effects, if any, this may have on the department's future performance.

In calendar years 1996 and 1995, the majority of the Company's investment banking revenues have been generated by the corporate finance department. The growth in the revenue is due to the department's focus on providing research, financial advisory services, and consulting services for merger and acquisition and serving as a manager or co-manager for underwriting issuances of corporate debt or equity securities for financial institutions and Real Estate Investment Trusts (REITs) located primarily in the Midwest. Management expects the performance of the corporate finance department to remain strong.

The management of and participation in public offerings involves significant risks. An underwriter may incur losses if it is unable to resell, at a profit, the securities it has purchased. Under the Securities Act of 1933 and other statutes and court decisions, an underwriter may be subject to substantial liability for misstatements or omissions that are judged to be material in prospectuses and other communications related to underwritings. Underwriting commitments cause a charge against net capital (as defined by Rule 15c3-1 administered by the Securities and Exchange Commission -- see "Regulation"); and, consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of available net capital of the Company.

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

The Company has a wholly-owned subsidiary, Century Securities Associates, Inc. ("CSA"), an introducing broker-dealer which clears its transactions through Stifel, Nicolaus. CSA contracts with independent licensed brokers to sell securities and other investment products to retail (individual) investor accounts. CSA is licensed in 50 states and has 93 registered representatives. Management expects CSA to continue to grow in significance in relation to the Company's operation as a whole.

In 1993, the Company formed a wholly-owned subsidiary, Stifel Asset Management Corp. ("SAM"), to act as a holding company for two investment advisory firms, Pin Oak Capital, Ltd. ("Pin Oak"), and Todd Investment Advisors, Inc. ("Todd"). Pin Oak, which operated formerly as the investment advisory division of Stifel, Nicolaus, was formed as an investment advisory firm and began operations during the five-month transition period ended December 31, 1993. SAM purchased all of the outstanding stock of Todd, an investment advisory firm located in Louisville, Kentucky, in December 1993. Both Pin Oak and Todd provide investment advice and services to individual, fiduciary and corporate clients. Combined assets under management for the two firms at December 31, 1996 was approximately $2,575,649,000. Pin Oak holds registrations as an investment advisor in six states. Todd is registered as an investment advisor in fourteen states.

In late 1994, Stifel, Nicolaus established a program for managing customers' investment portfolios. Fees are charged based upon a percentage of total assets of the portfolio. At December 31, 1996, Stifel, Nicolaus had assets under management of approximately $332,462,000 related to this program. The Company intends to commit resources to grow this business.

Coincidental with the sale of the Oklahoma based operations, the Company entered into a clearing agreement to clear the trades of the purchasing firm's broker-dealer subsidiary and carry its customer accounts on a fully-disclosed basis. The Company charges for these services based upon the clearing agreement.

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

Management relies on the expertise acquired in its market area over its 106-year history, its personnel, and its equity capital to operate in the competitive environment.

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

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4 percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5 percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital
Rule may limit those operations of a firm such as Stifel, Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel, Nicolaus had net capital of
approximately  $24,182,000  at  December  31,  1996,  which   was
approximately 9.7 percent of aggregate debit balances and approximately $19,191,000 in excess of required net capital.

Employees

There were 733 individuals employed by the Company as of February
28, 1997.  This includes both full and part-time personnel.

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

The Company also leases communication and other equipment. Aggregate annual rental expense for the twelve month period ended December 31, 1996, for office space and equipment, was approximately $3,541,000. Further information about the lease obligations of the Company is provided in Note D of the Consolidated Financial Statements incorporated by reference herein

ITEM 3.  LEGAL PROCEEDINGS

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

During 1995, the SEC completed a formal investigation into possible violations of the federal securities laws in connection with certain municipal bond issues managed by the Company's former Oklahoma City based public finance department where the Company was the managing or co-managing underwriter. This investigation resulted in the Company consenting to a permanent injunction and ancillary relief whereby, the Company paid approximately $1.1 million in disgorgement and prejudgement interest, and $250,000 in fines.

Additionally, the Company is named in lawsuits filed by The Oklahoma Turnpike Authority ("OTA") and The State of Oklahoma. The OTA suit seeks $6.5 million in compensatory damages and an unspecified amount of punitive damages. The State of Oklahoma seeks $7.6 million in compensatory damages and that these damages be trebled.

The OTA suit alleges that an undisclosed fee paid to the Company by a third party for the placement of a forward purchase contract in an advance refunding escrow for the proceeds of the 1992 OTA $660 million refinancing should have been paid to the OTA. The State of Oklahoma suit alleges that the Company and two former executives of the Company committed violations of the Racketeer Influenced and Corrupt Organizations Act. This suit alleges essentially the same facts as are alleged in the OTA suit and were alleged by the SEC in its action against the Company which was settled in August, 1995, by the Company without admitting or denying the allegations. Management does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's financial position.

See Note H to the Company's Consolidated Financial Statements, filed herein.

EXECUTIVE OFFICERS OF THE REGISTRANT
The  following  information  is  furnished  pursuant  to  General
Instruction G(3) of Form 10-K with respect to the executive officers of Financial:

                                   Positions or Offices     Position with the
        Name              Age        with the Company         Company Since
--------------------      ---    ------------------------   -----------------
George H. Walker III      66     Chairman of the Board            1976
                                 of Financial and Stifel,
                                 Nicolaus

Gregory F. Taylor         47     President and Chief              1985
                                 Executive Officer of
                                 Financial and Stifel,
                                 Nicolaus

Stephen J. Bushmann       39     Chief Financial Officer          1981
                                 of Financial

Charles R. Hartman        53     General Counsel and              1994
                                 Senior Vice President of
                                 Stifel, Nicolaus

Michael A. Murphy         45     Senior Vice President -          1989
                                 Director of Retail Group
                                 of Stifel, Nicolaus

Rexford E. Riordan        63     Senior Vice President -          1979
                                 Director of Investment
                                 Services Group of Stifel,
                                 Nicolaus

Lawrence E. Somraty       48     President of Century             1977
                                 Securities Associates,
                                 Inc.

The following are brief summaries of the business experience during the past five years of each of the executive officers.

   George H. Walker III joined Stifel, Nicolaus in 1976, became Chief Executive Officer of Stifel, Nicolaus in December, 1978, and became Chairman of Stifel, Nicolaus in July, 1982. From the time of the organization of Financial, Mr. Walker has served as its Chairman of the Board and, until October 26, 1992, Mr. Walker served as its President and Chief Executive Officer. Mr. Walker is a director of Laclede Steel Company, Laidlaw Corp., and EAC Corporation. He is active in various community activities and currently is Chairman of the Missouri Historical Society. He is Chairman of the Advisory Committee of Webster University Business School and on the National Counsel of Washington University Business School.

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

  Stephen J. Bushmann joined Stifel, Nicolaus in October of 1981. He is Chief Financial Officer and Vice President of Financial and Chief Financial Officer and Senior Vice President of Stifel, Nicolaus. From 1994 - 1996, Mr. Bushmann served as Financial Analyst and prior to that he was Assistant Controller.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

a.)  Market Information
The common stock of Financial is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Financial's Common Stock for each full quarterly period for the two most recent calendar years are as follows:

                  High and Low Stock Price By Quarter
            ------------------------------------------------
                               1996                1995
            Quarter         High - Low          High - Low
            ------------------------------------------------
            First        $ 6 1/4 - 5 7/8    $  6 1/4 - 5
            Second         7 3/4 - 6 1/8       6 1/8 - 5 1/8
            Third          7 3/4 - 6 1/4       6 1/2 - 5 1/2
            Fourth         8 1/8 - 6 5/8       6     - 5 1/4
            ------------------------------------------------

b.)  Holders
The approximate number of stockholders of record on March 11, 1997 was 3,000.

c.)  Dividends
Dividends paid were as follows:
Record      Payment      Cash      Stock
 Date         Date     Dividend   Dividend
------------------------------------------
02/10/95    02/24/95    $0.03        5%
05/09/95    05/23/95    $0.03       - -
08/08/95    08/22/95    $0.03       - -
11/07/95    11/21/95    $0.03       - -
02/06/96    02/20/96    $0.03        5%
05/07/96    05/21/96    $0.03       - -
11/05/96    11/19/96    $0.03       - -

A regular quarterly cash dividend of $0.025 per share was established on February 9, 1993. On November 30, 1993 the regular quarterly cash dividend was increased to $0.03 per share. Note E of the Consolidated Financial Statements, incorporated by reference herein, describes the restrictions of paying future dividends.

On July 23, 1996, the Board of Directors of Financial approved the redemption of certain stock rights under a former Shareholder Rights Plan and the adoption of a new Shareholder Rights Plan. Shareholders on record, as of August 12, 1996, received a payment of $0.05 per share, representing the redemption price for the former Rights. This payment was in lieu of the regular quarterly cash dividend of $0.03 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                     Stifel Financial Corp. and Subsidiaries
                                                Financial Summary
                                                                                 Five
                                                                                 Months
                                             Years Ended December 31,            Ended         Years Ended July
                                         --------------------------------                    --------------------
(In thousands, except per share            1996        1995        1994      Dec. 31, 1993     1993        1992
and percentages)
Revenues
  Commissions                            $ 31,424    $ 28,292    $ 25,407      $ 11,949      $ 26,456    $ 25,204
  Principal transactions                   17,919      18,980      22,567         9,313        25,201      25,260
  Investment banking                       15,964      11,674      11,969        10,885        30,551      29,791
  Interest                                 13,774      13,002      10,918         4,057         8,851       9,130
  Sale of investment company shares         9,609       8,316       9,674         4,906        10,741       8,638
  Sale of unit investment trusts            1,868       1,828       2,736         1,362         3,220       2,611
  Sale of insurance products                2,867       2,109       2,207         1,263         1,614       1,676
  Other                                    16,388      11,159       8,448         2,720         6,837       5,699
                                         --------    --------    --------      --------      --------    --------
                                          109,813      95,360      93,926        46,455       113,471     108,009
                                         --------    --------    --------      --------      --------    --------
Expenses
  Employee compensation and benefits       66,765      57,187      60,652        29,421        68,657      63,891
  Commissions and floor brokerage           2,641       2,319       2,120           845         2,485       2,437
  Communications and office supplies        6,794       7,651       8,045         3,090         6,836       6,168
  Occupancy and equipment rental            7,255       7,884       9,397         3,333         7,648       7,401
  Promotional                               2,146       2,024       2,868         1,231         2,925       2,206
  Interest                                  8,197       8,312       6,138         1,763         4,838       5,505
  Litigation, settlements, and bad debts    3,292       1,610       2,467           473         1,237       3,745
  Restructuring charge                        - -         - -       2,672           - -           - -         - -
  Other operating expenses                  7,121       7,066       8,788         3,239         7,575       7,588
                                         --------    --------    --------      --------      --------    --------
                                          104,211      94,053     103,147        43,395       102,201      98,941
                                         --------    --------    --------      --------      --------    --------

Income (loss) before income taxes
  and extraordinary credit                  5,602       1,307      (9,221)        3,060        11,270       9,068

Provision (benefit) for income taxes        2,209         663      (3,718)        1,145         4,232       3,363
                                         --------    --------    --------      --------      --------    --------
Income (loss) before
  extraordinary credit                      3,393         644      (5,503)        1,915         7,038       5,705

Extraordinary Credit -- tax benefit
  from utilization of net operating
  loss carryforward                           - -         - -         - -           - -           - -         648
                                         --------    --------    --------      --------      --------    --------
Net income (loss)                        $  3,393    $    644    $ (5,503)     $  1,915      $  7,038    $  6,353
                                         ========    ========    ========      ========      ========    ========
Per Share Data
Primary earnings (loss)(a)               $    .71    $    .14    $  (1.17)     $    .40      $   1.52    $   1.44
Fully Diluted earnings (loss)(a)         $    .64    $    .14    $  (1.17)     $    .36      $   1.27    $   1.21
Cash dividends                           $    .09    $    .12    $    .09      $    .055     $    .15         - -

Other Data
Total assets                             $301,049    $226,775    $222,208      $288,203      $196,539    $191,059
Long-term obligations                    $ 10,000    $ 10,760    $ 11,520      $ 11,520      $ 10,000    $ 10,000
Stockholder's equity                     $ 37,752    $ 34,795    $ 34,226      $ 40,609      $ 38,995    $ 31,597
Net income as % average equity             9.35 %      1.87 %      * N.M.        4.81 %       19.94 %     22.55 %
Net income as % revenues                   3.09 %      0.68 %      * N.M.        4.12 %        6.20 %      5.88 %
Average common shares and share
  equivalents outstanding (a):
Primary                                     4,780       4,674       4,689         4,748         4,626       4,399
Fully diluted                               6,281       6,105       6,107         6,165         6,106       5,817

(a) Retroactively restated to reflect the 5 percent stock dividend declared January 21, 1997.
* Not Meaningful

The information called for in items 7 and 8 of Part II is set forth on the pages listed below of the Company's 1996 Annual
Report to Stockholders and is incorporated herein by reference:

                                                     Pages In Annual Report
                                                        To Stockholders
                                                 (filed herewith in Exhibit 13)

ITEM 7. Management's Financial Discussion.                8 through 13

ITEM 8. Financial Statements and Supplementary Data.     14 through 36

ITEM 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure

The Company filed a report on Form 8-K dated October 29, 1996. This report Form 8-K contained information under Item 4. "Changes in registrant's certifying accountants". The Board of Directors of Financial, upon the recommendation of its Audit Committee, determined to replace Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ended December 31, 1996.

In addition, the Company filed a report on Form 8-K dated December 9, 1996. This report Form 8-K contained information under Item 4. "Changes in registrant's certifying accountants". The Board of Directors of Financial, upon the recommendation of its Audit Committee, determined to appoint Deloitte & Touche LLP as the Company's newly engaged certifying accountants and Deloitte & Touche LLP has accepted this appointment. During the two years ended December 31, 1995 and through the date of their appointment, Deloitte & Touche LLP has not provided any consultations to the Company.

                            PART III
ITEMS 10 THROUGH 13

Financial intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1996. Accordingly, except to the extent included in Part I under the caption "Executive Officers of the Registrant", the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K

(a)  The following documents are filed as a part of
      this report:                                          Reference (page)
                                                            ----------------
                                                          Annual       Form 10-K
                                                         Report to      Annual
                                                       Stockholders     Report
                                                       ------------    ---------
  1. The following consolidated financial statements of Stifel Financial Corp. and subsidiaries, included on pages 7 through 37 in the 1996
      Annual Report to Stockholders, are incorporated by reference in Item 8

     Independent Auditors' Report...........................14

     Consolidated Statements of Financial Condition --
      December 31, 1996 and December 31, 1995.............15 - 16

     Consolidated Statements of Operations --
      Years ended December 31, 1996, December 31, 1995
      and December 31, 1994.................................17

     Consolidated Statements of Stockholders' Equity --
      Years ended December 31, 1996, December 31, 1995
      and December 31, 1994.................................18

     Consolidated Statements of Cash Flows --
      Years ended December 31, 1996, December 31, 1995
      and December 31, 1994...............................19 - 20

     Notes to Consolidated Financial Statements...........21 - 35

  2. The following consolidated financial statement schedules of Stifel Financial Corp. and subsidiaries are filed herewith pursuant to ITEM 14(d):

     Independent Auditors' Report.........................................22

     Report of Independent Accountants....................................23

     Report of Independent Accountants....................................24

     Schedule I - Condensed Financial Information of Registrant.........25 - 28

     Schedule II - Valuation and Qualifying Accounts......................29

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

          (h) Employment and Non-Competition Agreement with Gregory F. Taylor dated July 26, 1993, incorporated herein by reference to Exhibit 10(m) to Financial's
           Report on Form 10-K for fiscal year ended July 30, 1993.

          (i) Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

          (j)    1997   Incentive   Stock  Plan   of   Financial,
           incorporated herein by reference to Appendix A of Financial's Definitive Proxy Statement filed March
           21, 1997.

          (k) 1998 Employee Stock Plan of Financial, incorporated herein by reference to Appendix B of Financial's Definitive Proxy Statement filed March
           21, 1997.

  11. Statement regarding computation of per share earnings, filed herewith.

  13. Annual  Report  to Stockholders for the year ended  December
      31,  1996.   Except for those portions of  pages  expressly
      incorporated by reference, the 1996 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

  21. List of Subsidiaries of Financial, filed herewith.

  23. (a)  Consent of Independent Auditors, filed herewith.

  23. (a)  Consent of Independent Accountants, filed herewith.

  27. Financial Data Schedule BD, filed herewith.

(b)   Reports on Form 8-K:

     The Company filed a report on Form 8-K dated October 29, 1996. This report Form 8-K contained information under Item
  4. "Changes in registrant's certifying accountants". The Board of Directors of Financial, upon the recommendation of its Audit Committee, determined to replace Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ended December 31, 1996.

     In addition, the Company filed a report on Form 8-K dated December 9, 1996. This report Form 8-K contained information under Item 4. "Changes in registrant's certifying accountants". The Board of Directors of Financial, upon the recommendation of its Audit Committee, determined to appoint Deloitte & Touche LLP as the Company's newly engaged certifying accountants and Deloitte & Touche LLP has accepted this appointment. During the two years ended December 31, 1995 and through the date of their appointment, Deloitte & Touche LLP has not provided any consultations to the Company.

                           SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 21st day of March, 1997.



                               STIFEL FINANCIAL CORP.
                                   (Registrant)




                               By  /s/  Gregory F. Taylor
                                        Gregory F. Taylor
                                        (Principal Executive Officer)



                                   /s/  Stephen J. Bushmann
                                        Stephen J. Bushmann
                                        (Principal Financial and
                                         Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 21, 1997, in the capacities indicated.



      /s/ George H. Walker III            Chairman of the Board
          George H. Walker III


      /s/ Gregory F. Taylor               President, Chief Executive
          Gregory F. Taylor               Officer, and Director


      /s/ Bruce A. Beda                   Director
          Bruce A. Beda


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


      /s/ Richard F. Ford                 Director
          Richard F. Ford


      /s/ John J. Goebel                  Director
          John J. Goebel


      /s/ Robert E. Lefton                Director
          Robert E. Lefton


      /s/ James M. Oates                  Director
          James M. Oates

              [Deloitte & Touche LLP letterhead]


Independent Auditors' Report




To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri:


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries as of December 31, 1996 and for the year then ended, and have issued our report thereon dated February 25, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the 1996 consolidated financial statement schedules of Stifel Financial Corp. and Subsidiaries, listed in Item 14.
These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 1996 consolidated financial statement schedules, when considered in relation to the basic 1996 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 25, 1997

              [Coopers & Lybrand L.L.P. letterhead]


                Report of Independent Accountants



Stockholders and Board of Directors
Stifel Financial Corp.
St. Louis, Missouri

We have audited the accompanying consolidated statement of financial condition of Stifel Financial Corp. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and December 31, 1994, in conformity with generally accepted accounting principles.


                                  /s/  Coopers  &  Lybrand L.L.P.


St. Louis, Missouri
February 25, 1996

              [Coopers & Lybrand L.L.P. letterhead]




                Report of Independent Accountants








Board of Directors
Stifel Financial Corp.
St. Louis, Missouri:


Our report on the consolidated financial statements of Stifel Financial Corp. and Subsidiaries is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules for the years ended December 31, 1995 and December 31, 1994 listed in the index on page 12 of this Form 10-K.

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


                                   /s/ Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 25, 1996

             SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                              STIFEL FINANCIAL CORP.



                                                  Dec. 31, 1996   Dec. 31, 1995
                                                  -------------   -------------
ASSETS

Cash                                                $     9,155    $     9,155
Due from subsidiaries (a)                             3,711,973      3,887,790
Investment in subsidiaries (a)                       41,262,901     37,421,622
Office equipment and leasehold improvements, less
 allowances for depreciation and amortization of
 $9,705,941 and $12,107,975, respectively             2,182,025      2,972,388
Investments, at cost                                    815,764        736,549
Goodwill, net of amortization of $462,235 and
 $396,480, respectively                               1,906,907      1,189,430
Other assets                                          1,389,304      2,102,135
                                                    -----------    -----------
  TOTAL ASSETS                                      $51,278,029    $48,319,069
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiaries (a)                             $ 1,739,432    $   402,336
Obligation under capital lease                          580,945        774,229
Long-term debt                                       10,000,000     10,760,000
Other liabilities                                     1,206,523      1,587,142
                                                    -----------    -----------
  TOTAL LIABILITIES                                  13,526,900     13,523,707

Stockholders' Equity:
Capital stock                                           715,158        681,134
Additional paid-in capital                           21,402,971     19,622,646
Retained earnings                                    16,733,073     15,753,713
                                                    -----------    -----------
                                                     38,851,202     36,057,493

Less cost of stock in treasury                          892,892      1,162,376
Less unamortized stock awards                           207,181         99,755
                                                    -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                         37,751,129     34,795,362
                                                    -----------    -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $51,278,029    $48,319,069
                                                    ===========    ===========
--------------------
(a)  Eliminated in consolidation.

See Notes to Consolidated Financial Statements (Item 8)

                         CONDENSED STATEMENTS OF OPERATIONS

                               STIFEL FINANCIAL CORP.





                                              Years Ended December 31,
                                     -----------------------------------------
                                         1996           1995           1994
                                         ----           ----           ----
Revenues:

  Lease                              $ 1,406,556    $ 1,708,160    $ 2,162,292

  Other                                  (59,024)      (162,347)        (7,522)
                                     -----------    -----------    -----------
                                       1,347,532      1,545,813      2,154,770

Expenses:

  Depreciation and amortization        1,431,798      1,751,250      2,325,301

  Professional fees                      246,178        170,664        236,506

  Provision for doubtful collection      300,000            - -            - -

  Miscellaneous                          159,460        135,363        128,882
                                     -----------    -----------    -----------
                                       2,137,436      2,057,277      2,690,689
                                     -----------    -----------    -----------
Loss before income taxes                (789,904)      (511,464)      (535,919)

(Benefit) provision for income taxes    (343,024)        52,100         26,246
                                     -----------    -----------    -----------
Loss before equity in net income
  (loss) of subsidiaries                (446,880)      (563,564)      (562,165)

Equity in net income (loss) of
  subsidiaries                         3,839,382      1,207,085     (4,941,170)
                                     -----------    -----------    -----------
     NET INCOME (LOSS)               $ 3,392,502    $   643,521    $(5,503,335)
                                     ===========    ===========    ===========





See Notes to Consolidated Financial Statements (Item 8)

                            CONDENSED STATEMENTS OF CASH FLOWS

                                 STIFEL FINANCIAL CORP.
                                                            Years Ended December 31,
                                                   ------------------------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 3,392,502    $   643,521    $(5,503,335)
  Non-cash items included in net income (loss):
    Depreciation and amortization                    1,431,798      1,751,250      2,325,301
    Unrealized loss on investments                     115,000            - -        321,300
    Provision for doubtful collection                  300,000            - -            - -
    Deferred tax (benefit) provision                  (234,353)       105,547        (27,160)
    Undistributed (income) loss of subsidiaries     (3,839,382)    (1,207,085)     4,941,170
    Amortization and forfeitures of restricted
      stock awards and stock benefits                   75,055         84,346        107,341
                                                   -----------    -----------    -----------
                                                     1,240,620      1,377,579      2,164,617
  Net change in due to/due from subsidiaries         1,512,913        730,442       (718,361)
  Decrease (increase) in other assets                1,187,309     (1,162,037)     1,365,788
  (Decrease) increase in other liabilities            (379,298)       393,193        180,271
                                                   -----------    -----------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES                3,561,544      1,339,177      2,992,315
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Employee stock purchase plan                       616,670        755,274        611,688
    Exercised options                                    3,098        123,503         81,213
    Dividend reinvestment plan                          12,570          9,533            944
  Payments for:
    Retirement of long-term debt                      (760,000)      (760,000)           - -
    Purchase of stock for treasury                    (520,321)      (546,615)    (1,416,932)
    Principal payments under capital lease            (433,284)      (255,053)      (710,089)
    Cash dividend and rights redemption               (625,128)      (500,611)      (354,368)
                                                   -----------    -----------    -----------
CASH USED FOR FINANCING ACTIVITIES                  (1,706,395)    (1,173,969)    (1,787,544)
                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Distributions/sales received on investments         36,360         94,893         25,000
    Sales of office equipment and leasehold
      improvements                                      23,405        909,762         24,235
    Dissolution of subsidiaries                            - -            - -        505,000
  Payments for:
    Acquisition of investments                      (1,513,232)          - -         (52,219)
    Office equipment and leasehold improvements       (401,682)    (1,169,863)    (1,706,787)
                                                   -----------    -----------    -----------
CASH USED FOR INVESTING ACTIVITIES                  (1,855,149)      (165,208)    (1,204,771)
                                                   -----------    -----------    -----------
Increase in cash                                             0              0              0
Cash (beginning of period)                               9,155          9,155          9,155
                                                   -----------    -----------    -----------
Cash (end of period)                               $     9,155    $     9,155    $     9,155
                                                   ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information
 Schedule of Non-cash Investing and Financing
   Activities
    Fixed assets acquired under capital lease      $   240,000            - -    $   808,000
    Restricted stock awards, net of forfeitures    $   181,000    $     3,000    $   146,000
    Stock dividends distributed                    $ 1,788,000    $ 1,406,000    $ 1,287,000

See Notes to Consolidated Financial Statements (Item 8)

                             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        COL. A                            COL. B            COL. C          COL. D               COL. E
                                        Balance at         Additions                             Balance
                                         Beginning     Charged to Costs                           at End
     Description                         of Period       and Expenses      Deductions           of Period
     -----------                        ----------     ----------------    ----------           ---------
Year Ended December 31, 1996:
  Deducted from  asset account:
    Allowances for doubtful accounts    $  804,916      $   28,400         $  251,370 <F1>      $  581,946
  Deducted from asset account:
    Allowances for doubtful notes
      receivables                        3,002,220         173,467            624,060 <F2>       2,551,627
  Deducted from asset account:
    Allowances for doubtful collection
      of other assets                            0         300,000                  0              300,000
  Deducted from asset account:
    Reserves for investments               638,362         115,000              8,000 <F3>         745,362
  Deducted from asset account:
    Reserves for securities owned          200,000               0                  0              200,000

Year Ended December 31, 1995:
  Deducted from asset account:
    Allowances for doubtful accounts    $1,070,985      $        0         $  266,069 <F1>      $  804,916
  Deducted from asset account:
    Allowances for doubtful notes
      receivables                        2,560,617         802,004            360,401 <F2>       3,002,220
  Deducted from asset account:
    Reserves for investments               972,795          88,500            422,933 <F3><F5>     638,362
  Deducted from asset account:
    Reserves for securities owned                0               0           (200,000)<F5>         200,000

Year Ended December 31, 1994:
  Deducted from asset account:
    Allowances for doubtful accounts    $1,435,058      $        0         $  364,073 <F1>      $1,070,985
  Deducted from asset account:
    Allowances for doubtful notes
      receivables                                0       3,040,969            480,352 <F2>       2,560,617
  Deducted from asset account:
    Reserves for investments             1,071,007         322,404            420,616 <F3>         972,795
  Deducted from asset account:
    Reserves for securities owned          450,000               0            450,000 <F4>               0

----------------

<F1>  Uncollected accounts written off and recoveries.
<F2>  Uncollected notes written off and recoveries.
<F3>  Investments disposed of.
<F4>  Securities disposed of.
<F5>  Reserve balance reclassified from Reserve for investments to conform to 1995 presentation.

                          EXHIBIT INDEX

             Stifel Financial Corp. and Subsidiaries
                   Annual Report on Form 10-K
                  Year Ended December 31, 1996

Exhibit
Number          Description
-------         -----------
11.             Statement regarding computation of per share earnings.

13.             1996 Annual Report to Stockholders.*

21.             Subsidiaries of Stifel Financial Corp.

23.(a)          Consent of Independent Auditors.

23.(b)          Consent of Independent Accountants.

27.             Financial Data Schedule BD.


* Certain portions of the Annual Report to Stockholders are incorporated herein by reference; the Annual Report to Stockholders is not to be deemed filed as a part of this Annual Report on Form 10-K.