Form 10-Q
period 1997-03-27
STIFEL FINANCIAL CORP
filed 1997-05-09
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 27, 1997
                               OR
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

Shares  of common stock outstanding at March 27, 1997:  4,722,491 par value $.15.

Exhibit Index is on page 15.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                         March 27, 1997




                                                          PAGE
PART I.  FINANCIAL CONDITION                              ----

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       March 27, 1997 and December 31, 1996                3-4

     Consolidated Statements of Operations --
       Three Months Ended March 27, 1997 and
       March 29, 1996                                       5

     Consolidated Statements of Cash Flows--
       Three Months Ended March 27, 1997 and
       March 29, 1996                                      6-7

     Notes to Consolidated Financial Statements            8-10

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition    11-12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                 13
Item 4.  Submission of Matters to a Vote of
         Security Holders                                  13
Item 6.  Exhibits and Reports on Form 8-K                  13
Signatures                                                 14

PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (UNAUDITED)
                          (In thousands)

                                         March 27,      December 31,
                                           1997            1996
                                         ---------      ------------
ASSETS
Cash and cash equivalents                $  6,126        $  7,960
Cash segregated for the exclusive
  benefit of customers                        309             483
Receivable from brokers and dealers        18,991          14,836
Receivable from customers, net of
  allowance for doubtful accounts of
  $578 and $582, respectively             267,874         235,216
Securities owned, at fair value            27,464          18,913

Membership in exchanges, at cost              513             513

Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $10,081 and
  $10,125, respectively                     2,312           2,233

Goodwill, net of accumulated
  amortization of $1,184 and $1,107,
  respectively                              4,411           4,488

Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables
  of $2,201 and $2,552, respectively
                                            3,343           3,373

Refundable income taxes                       354             358

Deferred tax asset                          3,552           3,671

Other assets                                7,947           9,005
                                         --------        --------
                                         $343,196        $301,049
                                         ========        ========


See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                           (UNAUDITED)
               (In thousands, except share amounts)

                                         March 27,      December 31,
                                           1997            1996
                                         ---------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities
Short-term borrowings from banks         $166,375        $132,400
Payable to brokers and dealers             62,089          47,148
Payable to customers                       28,534          32,095
Securities sold, but not yet purchased,
  at fair value                             3,536           3,229
Drafts payable                             11,897          15,287
Accrued employee compensation              10,378          14,756
Obligations under capital leases              703             581
Accounts payable and accrued expenses      10,168           7,801
Convertible debt                           10,000          10,000
                                         --------        --------
       Total Liabilities                  303,680         263,297

       Stockholders' equity
Preferred stock -- $1 par value;
  authorized 3,000,000 shares; none
  issued
Common stock -- $.15 par value;
  authorized 10,000,000 shares; issued
  4,767,715 shares; outstanding
  4,722,491 and 4,632,260 shares,
  respectively                                715             715
Additional paid-in capital                 21,119          21,403
Retained earnings                          18,238          16,733
                                         --------        --------
                                           40,072          38,851

Less treasury stock, at cost 45,224
  and 135,455 shares, respectively            374             892
Less unamortized expense of restricted
  stock awards                                182             207
                                         --------        --------
       Total Stockholders' Equity          39,516          37,752
                                         --------        --------
                                         $343,196        $301,049
                                         ========        ========


See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                            Three Months Ended
                                     March 27, 1997   March 29, 1996
                                     --------------   --------------
REVENUES
  Commissions                           $ 11,420         $ 11,042
  Principal transactions                   5,266            4,788
  Investment banking                       7,696            1,214
  Interest                                 4,045            3,190
  Other                                    3,418            3,204
                                        --------         --------
                                          31,845           23,438

EXPENSES
  Employee compensation and benefits      20,215           14,526
  Commissions and floor brokerage            695              665
  Communications and office supplies       1,658            1,696
  Occupancy and equipment rental           1,443            1,821
  Interest                                 2,351            1,942
  Other operating expenses                 2,731            2,530
                                        --------         --------
                                          29,093           23,180
                                        --------         --------
INCOME BEFORE INCOME TAXES                 2,752              258

  Provision for income taxes               1,105              108
                                        --------         --------
   NET INCOME                           $  1,647         $    150
                                        ========         ========

  Net income per share:
    Primary                               $ 0.34            $0.03
    Fully diluted                         $ 0.28            $0.03
  Dividends declared per share            $ 0.03            $0.03
  Average common equivalent shares
    outstanding:
    Primary                                4,852            4,724
    Fully Diluted                          6,270            6,145


See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)(In thousands)
                                                     Three Months Ended
                                               March 27, 1997  March 29, 1996
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $  1,647        $    150
Noncash items included in earnings:
  Depreciation and amortization                        383             423
  Provision for litigation and bad debts               450             133
  Net Realized and unrealized gains on
    investments                                        (25)            (18)
  Bonus notes amortization                             330             236
  Deferred compensation                                175             111
  Deferred tax provision                               119             300
  Amortization of restricted stock awards               25              15
                                                  --------        --------
                                                     3,104           1,350


(Increase) decrease in operating receivables:
  Customers                                        (32,658)         16,838
  Brokers and dealers                               (4,155)          1,620
(Decrease) increase in operating payables:
  Customers                                         (3,561)        (11,865)
  Brokers and dealers                               14,941          17,696
  Decrease (increase) in assets:
  Cash and U.S. Government securities
    segregated for the exclusive benefit
    of customers                                       174             198
  Securities owned                                  (8,551)         (3,597)
  Notes receivable from officers and employees        (263)           (579)
  Other assets                                       1,519           3,651
Increase (decrease) in liabilities:
  Securities sold, not yet purchased                   307          (1,471)
  Drafts payable, accounts payable and
    accrued expenses, and accrued employee
    compensation                                    (5,584)        (12,818)
                                                  --------        --------
Cash (Used For) Provided By
  Operating Activities                            $(34,727)       $ 11,023
                                                  --------        --------

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (UNAUDITED)(In thousands)
                                                     Three Months Ended
                                               March 27, 1997   March 29, 1996
Cash (Used For) Provided By Operating
  Activities - from previous page                 $(34,727)        $ 11,023
                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) for short-term
  borrowings from banks                             33,975          (11,700)
  Proceeds from:
    Temporary subordinated debt                      8,000              - -
    Employee stock purchase plan                       727              617
    Exercised stock options                             15              - -
    Dividend reinvestment plan                           2                5
  Payments for:
    Temporary subordinated debt                     (8,000)             - -
    Settlement of long-term debt                       - -             (760)
    Purchases of stock for treasury                   (796)              (6)
    Principal payments under capital
      lease obligation                                (103)             (66)
     Cash dividends                                   (143)            (134)
                                                  --------         --------
Cash Provided By (Used For)
  Financing Activities                              33,677          (12,044)
                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of office equipment and
      leasehold improvements                             3                5
    Sale of investments                                - -              190
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                          (161)             (90)
    Acquisition of investments                        (626)             (37)
                                                  --------         --------
Cash (Used For) Provided By
  Investing Activities                                (784)              68
                                                  --------         --------
Decrease in cash and cash equivalents               (1,834)            (953)
Cash and cash equivalents -
  beginning of period                                7,960            6,344
                                                  --------         --------
Cash and Cash Equivalents - end of period         $  6,126         $  5,391
                                                  ========         ========
Supplemental disclosure of cash flow
  information:
  Income tax payments                             $     49         $     20
  Interest payments                               $  2,449         $  2,317

Schedule of noncash investing and
  financing activities:
  Fixed assets acquired under capital lease       $    292              - -
  Employee stock ownership plan shares issued     $    287              - -


See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       (in thousands, except share and per share amounts)

NOTE A - BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

NOTE B - NET CAPITAL REQUIREMENT

  The Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (the "rule"), which requires the maintenance of minimum net capital, as defined. SN & Co. has elected to use the alternative method permitted by the rule which requires maintenance of minimum net capital equal to the greater of $250 or 2 percent of aggregate debit items arising from customer transactions, as defined. The rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debit items.

  At March 27, 1997, SN & Co. had net capital of $25,883 which was 9% of its aggregate debit items and $20,311 in excess of minimum net capital.

NOTE C - PLAN OF RESTRUCTURING

  During the fourth quarter of 1994, the Board of Directors of the Company approved a restructuring and downsizing plan for the Company which was implemented beginning in December 1994, and involved the closing or downsizing of 31 office locations and termination of approximately 70 officers and employees. Detail of the activity during the first three months related to the restructuring accruals are as follows:


                            Balance               Adjustments   Balance
                               at      Payments    Recorded        at
                            December      /        Through      March 27,
                            31, 1996   Charges    Operations      1997
                            ---------------------------------------------
Net lease commitments for
  closed offices              $657       $ 77        $318         $262

  Such amounts are included in the consolidated statement of financial condition under the caption of "Accounts payable and accrued expenses" at March 27, 1997 and December 31, 1996.

  During  the period, the Company renegotiated a long-term  lease
commitment  resulting  in  a  credit  to  operations  which   had
previously been included in the restructuring charge taken in 1994.

NOTE D - SALE OF OKLAHOMA-BASED ASSETS

  On May 25, 1995, the Company sold the majority of the assets of its Oklahoma-based operations to Capital West Financial Corporation ("Capital West"). The Company received secured and senior notes with a face amount of $1,850 bearing interest at a 10% annual rate with the final payments due May 24, 2000, in connection with the sale of its Oklahoma-based assets. The notes were recorded at a discounted rate of 17%. The Company had deferred recognition of the gain on the sale in the amount of $570 and had deferred recognition of any interest income related to the notes until such time that Capital West had demonstrated the ability to generate earnings and cash flow to fund interest and principal payments when scheduled. The Company received payments of $79 toward the notes. The notes receivable net of the discount of $336 and deferred gain of $570 are included in the statement of financial condition under the caption "Other assets" at December 31, 1996.

  On January 2, 1997, Capital West was reorganized and a new company, Affinity Holdings Corporation ("Affinity"), was formed. Affinity assumed the outstanding debt of Capital West. As part of the reorganization, Affinity exchanged the remaining balance of the $1,850 secured and senior notes issued by Capital West for a secured note due December 31, 2001, with a face amount of $305 bearing interest at a 10% annual rate; two hundred thousand shares of 10% cumulative non-voting preferred stock, par value $1.00; warrants to purchase a minority interest in Affinity; and substantially all of the fixed assets of Affinity with a fair value of approximately $300, which are being leased back to Affinity. Principal and interest payments to date total $138 and are being made monthly based upon the level of activity of Affinity's broker-dealer subsidiary. The note receivable, preferred stock, and lease receivable are included in the statement of financial condition under the caption "Other assets" at March 27, 1997. The transaction had no material impact on the results of operations for the Company for the quarter ended March 27, 1997.

NOTE E- RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued SFAS 128, "Earnings per Share," which is to be implemented by companies whose fiscal year ends after December 15, 1997. The adoption of this accounting standard will not have a material impact on the Company's reported earnings per share.

NOTE F - SUBSEQUENT EVENT

  On April 22, 1997, the Company's Board of Directors declared a regular quarterly dividend of $0.03 per share, payable on May 20, 1997 to stockholders of record May 6, 1997.

                             ******

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition
            (in thousands, except per share amounts)

  Results of Operations

  Three months ended March 1997 and March 1996

  The Company recorded net earnings of $1,647, or $0.34 per primary share on total revenues of $31,845 for the first quarter ended March 27, 1997, compared to net earnings of $150 or $0.03 per primary share on total revenues of $23,438 for the same period one year earlier.

  The increase in 1997 first quarter results over 1996 first quarter results can be attributed primarily to the increase in revenues. Total revenues increased $8,407 (35.9%) from $23,438 to $31,845 as retail investor activity remained strong coupled with a solid investment banking performance.

  Investment banking increased $6,482 (533.9%) from $1,214 to $7,696 as a result of underwriting a number of secondary offerings of trust preferred stocks for financial institutions and REITs for mortgage banking companies. These underwritings generated $6,400 in revenue.

  Interest revenue increased $855 (26.8%) primarily as a result of increased secured borrowings by individual investors. Total customer receivables increased $127,816 (91.3%) from $140,058 at March 29, 1996 to $267,874 at March 27, 1997, due largely to increases in borrowings by certain customers.

  Commissions and principal transactions increased $378 (3.4%) from $11,042 to $11,420 and $478 (10.0%) from $4,788 to $5,266, respectively due to continued strong markets for individual investor activity. Other revenue increased $214 (6.7%) from $3,204 to $3,418 principally due to continued growth of the managed account program.

  Total expenses increased $5,913 (25.5%) from $23,180 to $29,093, primarily as a result of increased compensation and benefits which increased $5,689 (39.2%) from $14,526 to $20,215. The variable component of compensation and benefits increased $5,458 (53.7%) from $10,161 to $15,619 correspondingly to increased revenue production and increased profitability. The fixed portion of compensation and benefits increased $231 (5.3%) from $4,364 to $4,595 due principally to normal year to year salary adjustments.

  Occupancy and equipment rental decreased $378 (20.8%) from $1,821 to $1,443, primarily as a result of a one time credit related to a renegotiation of a long term office space lease which had been previously accrued (see Note C of Notes to Consolidated Financial Statements).

  Interest expense increased $409 (21.1%) from $1,942 to $2,351 as a result of increased borrowings for customer trading activity and increased borrowings by the firm for underwriting activity and increased level of securities owned. Average borrowings for the firm increased $27,734 (41.0%) from $67,681 for the first quarter of 1996 to $95,415 for the first quarter of 1997.

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

  In the three months ended March 27, 1997, cash and cash equivalents decreased $1,834 (23.0%) to $6,126 from $7,960 at December 31, 1996. The decrease in cash was substantially a result of cash used by operating activities of $34,727 and offset by cash provided by financing activities of $33,677. The cash used for operating activities was principally attributed to increases in operating receivables and securities inventory owned of $36,813 and $8,551, respectively, and decreases of drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $5,584. The cash used for operating activities was partly offset by cash provided by net income adjusted for noncash charges of $3,104 and an increase in operating payables of $11,380. The cash provided from financing activity primarily consisted of proceeds for the short-term borrowings from banks of $33,975.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Consolidated Financial Statements). At March 27, 1997, SN & Co. had net capital of $25,883 which was 9% of its aggregate debit items and $20,311 in excess of the 2% net capital requirement.

  During  the  first  quarter ended March  27,  1997,  SN  &  Co.
obtained  and repaid a temporary subordinated note in the  amount
of   $8,000.    The  subordinated  note  was  used   to   finance
underwritings.

  The first installment of the company's convertible debt is due September 1, 1997, in the amount of $2,500. Management believes that funds from operations and available informal short-term credit arrangements of $93,625 at March 27, 1997, will provide sufficient resources to meet the present and anticipated financing needs.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There were no material changes, during the three months ended March 27, 1997, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Such information is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

  (a) The Annual meeting of Stockholders was held on April 22, 1997, for the election of four directors, the adoption of the 1997 Incentive Stock Plan, the adoption of the 1998 Employee Stock Purchase Plan and for the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1997.

  (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act. There was no solicitation in opposition to the Board of Directors' proposals as listed in the Proxy Statement and all of the proposals were passed.


Item 6. Exhibits and Reports on Form 8-K
  (a)        Exhibit No.                                   Sequential
      (Reference to Item 601(b)                               Page
         of Regulation S-K)           Description            Number
      -------------------------       -----------          ----------
                11                   Computation of            17
                                   Earnings Per Share

                27               Financial Data Schedule       18
                              (furnished to the Securities
                               and Exchange Commission for
                               Electronic Data Gathering,
                                 Analysis, and Retrieval
                                  [EDGAR] purposes only)

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended March 27, 1997.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)


Date:  May 8, 1997                 By  /s/  Gregory F. Taylor
                                       Gregory F. Taylor
                                       (Chief Executive Officer)



Date:  May 8, 1997                 By  /s/  Stephen J. Bushmann
                                       Stephen J. Bushmann
                                       (Principal Financial and
                                       Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                         March 27, 1997





 Exhibit
  Number                  Description
 -------                  -----------
    11         Computation of Earnings Per Share

    27              Financial Data Schedule
            (furnished to the Securities and Exchange
                 Commission for Electronic Data
               Gathering, Analysis, and Retrieval
                     [EDGAR] purposes only)