Form 10-Q
period 1997-06-27
STIFEL FINANCIAL CORP
filed 1997-08-11
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/    QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 27, 1997
                               OR
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

Shares  of  common stock outstanding at June 27, 1997:  4,692,189 par value $.15.

Exhibit Index is on page 17.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                          June 27, 1997




                                                          PAGE
PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 27, 1997 and December 31, 1996                 3-4

     Consolidated Statements of Operations --
       Three Months Ended June 27, 1997 and June 28, 1996   5

     Consolidated Statements of Operations --
       Six Months Ended June 27, 1997 and June 28, 1996     6

     Consolidated Statements of Cash Flows--
       Six Months Ended June 27, 1997 and June 28, 1996    7-8

     Notes to Consolidated Financial Statements            9-10

Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                11-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                 15
Item 6.  Exhibits and Reports on Form 8-K                  15
Signatures                                                 16

PART I.  FINANCIAL CONDITION
Item 1. Financial Statements (Unaudited)
             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (UNAUDITED) (In thousands)
                                           June 27,    December 31,
                                             1997          1996
                                           --------    ------------
ASSETS
Cash and cash equivalents                 $   6,853     $   7,960
Cash segregated for the exclusive
  benefit of customers                          260           483
Receivable from brokers and dealers          17,817        14,836
Receivable from customers, net of
  allowance for doubtful accounts of
  $579 and $582, respectively               310,530       235,216
Securities owned, at fair value              20,055        18,913

Membership in exchanges, at cost                513           513

Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $10,300 and
  $10,125, respectively                       2,407         2,233

Goodwill, net of accumulated
  amortization of $1,261 and $1,107,
  respectively                                4,334         4,488

Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables
  of $2,166 and $2,552, respectively          3,239         3,373

Refundable income taxes                         862           358

Deferred tax asset                            2,950         3,671

Other assets                                  7,623         9,005
                                           --------      --------
                                           $377,443      $301,049
                                           ========      ========

See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SECURITIES
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                  (UNAUDITED) (In thousands)

                                           June 27,    December 31,
                                             1997         1997
                                           --------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks           $180,575      $132,400
Payable to brokers and dealers               89,683        47,148
Payable to customers                         21,452        32,095
Securities sold, but not yet purchased,
  at fair value                               3,507         3,229
Drafts payable                               11,488        15,287
Accrued employee compensation                12,716        14,756
Obligations under capital leases                598           581
Accounts payable and accrued expenses         7,371         7,801
Convertible debt                             10,000        10,000
                                           --------      --------
       Total Liabilities                    337,390       263,297

       Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued
Common stock -- $.15 par value;
  authorized 10,000,000 shares; issued
  4,767,715 shares; outstanding
  4,692,189 and 4,632,260 shares,
  respectively                                  715           715
Additional paid-in capital                   21,106        21,403
Retained earnings                            19,017        16,733
                                           --------      --------
                                             40,838        38,851

Less treasury stock, at cost 75,526
  and 135,455 shares, respectively              614           892
Less unamortized expense of restricted
  stock awards                                  171           207
                                           --------      --------
       Total Stockholders' Equity            40,053        37,752
                                           --------      --------
                                           $377,443      $301,049
                                           ========      ========
See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                             Three Months Ended
                                        June 27, 1997    June 28, 1996
                                        -------------    -------------
REVENUES
  Commissions                             $  11,879        $  11,496
  Principal transactions                      4,850            5,229
  Investment banking                          4,028            3,837
  Interest                                    6,002            3,369
  Other                                       3,901            6,776
                                          ---------        ---------
                                             30,660           30,707

EXPENSES
  Employee compensation and benefits         17,380           18,192
  Commissions and floor brokerage               739              667
  Communications and office supplies          1,787            1,659
  Occupancy and equipment rental              1,905            1,792
  Interest                                    4,132            2,065
  Other operating expenses                    3,153            4,091
                                          ---------        ---------
                                             29,096           28,466
                                          ---------        ---------
INCOME BEFORE INCOME TAXES                    1,564            2,241

  Provision for income taxes                    643              880
                                          ---------        ---------
    NET INCOME                            $     921        $   1,361
                                          =========        =========

  Net income per share:
    Primary                               $    0.19        $    0.28
    Fully diluted                         $    0.16        $    0.25
  Dividends declared per share            $    0.03        $    0.03
  Average common equivalent shares
    outstanding:
    Primary                                   4,875            4,796
    Fully Diluted                             6,433            6,248


See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                            Six Months Ended
                                     June 27, 1997    June 28, 1996
                                     -------------    -------------
REVENUES
  Commissions                           $ 23,299         $ 22,538
  Principal transactions                  10,117           10,017
  Investment banking                      11,723            5,050
  Interest                                10,047            6,559
  Other                                    7,318            9,980
                                        --------         --------
                                          62,504           54,144

EXPENSES
  Employee compensation and benefits      37,595           32,718
  Commissions and floor brokerage          1,434            1,332
  Communications and office supplies       3,445            3,356
  Occupancy and equipment rental           3,347            3,612
  Interest                                 6,483            4,008
  Other operating expenses                 5,884            6,619
                                        --------         --------
                                          58,188           51,645
                                        --------         --------
INCOME BEFORE INCOME TAXES                 4,316            2,499

  Provision for income taxes               1,748              988
                                        --------         --------
    NET INCOME                          $  2,568         $  1,511
                                        ========         ========

  Net income per share:
    Primary                             $   0.53         $   0.32
    Fully diluted                       $   0.44         $   0.30
  Dividends declared per share          $   0.06         $   0.06
  Average common equivalent shares
    outstanding:
    Primary                                4,868            4,757
    Fully Diluted                          6,434            6,233


See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)(In thousands)
                                                   Six Months Ended
                                             June 27, 1997   June 28, 1996
                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  2,568       $  1,511
Noncash items included in earnings:
  Depreciation and amortization                       775            788
  Provision for litigation and bad debts              467          1,561
  Net gains on investments                            (47)           (13)
  Bonus notes amortization                            578            500
  Deferred compensation                               439            293
  Deferred tax provision (benefit)                    721           (288)
  Amortization of restricted stock awards              57             27
                                                 --------       --------
                                                    5,558          4,379


(Increase) decrease in operating receivables:
  Customers                                       (75,314)        (5,866)
  Brokers and dealers                              (2,981)         8,982
(Decrease) increase in operating payables:
  Customers                                       (10,643)       (10,673)
  Brokers and dealers                              42,535         39,469
Decrease (increase) in assets:
  Cash segregated for the exclusive
    benefit of customers                              223            296
  Securities owned                                 (1,142)        (5,201)
  Notes receivable from officers and employees       (468)          (878)
  Other assets                                      1,573         (1,005)
Increase (decrease) in liabilities:
  Securities sold, not yet purchased                  278           (473)
  Drafts payable, accounts payable and
    accrued expenses, and accrued employee
    compensation                                   (6,716)        (7,390)
                                                 --------       --------
Cash (Used For) Provided By
  Operating Activities                           $(47,097)      $ 21,640
                                                 --------       --------

See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         (UNAUDITED)(In thousands)
                                                     Six Months Ended
                                              June 27, 1997  June 28, 1996
Cash (Used For) Provided By Operating
  Activities - from previous page                $(47,097)       $ 21,640
                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                         48,175         (21,225)
  Proceeds from:
    Temporary subordinated debt                     8,000             - -
    Employee stock purchase plan                      727             617
    Exercised stock options                            53             - -
    Dividend reinvestment plan                          3               7
  Payments for:
    Temporary subordinated debt                    (8,000)            - -
    Settlement of long-term debt                      - -            (760)
    Purchases of stock for treasury                (1,110)            (95)
    Principal payments under capital
      lease obligation                               (208)           (154)
    Cash dividends                                   (284)           (269)
                                                 --------        --------
Cash Provided By (Used For)
  Financing Activities                             47,356         (21,879)
                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of office equipment and
      leasehold improvements                            3               8
    Sale of investments                               - -           3,510
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                         (571)           (178)
    Acquisition of investments                       (798)           (751)
                                                 --------        --------
Cash (Used For) Provided By
  Investing Activities                             (1,366)          2,589
                                                 --------        --------
(Decrease) increase in cash and
  cash equivalents                                 (1,107)          2,350
Cash and cash equivalents -
  beginning of period                               7,960           6,344
                                                 --------        --------
Cash and Cash Equivalents - end of period        $  6,853        $  8,694
                                                 ========        ========
Supplemental disclosure of cash flow
  information:
  Income tax payments                            $  1,864        $    884
  Interest payments                              $  5,866        $  4,084

Schedule of noncash investing and
  financing activities:
  Fixed assets acquired under capital lease      $    292        $    240
  Employee stock ownership plan shares issued    $    287             - -
  Assumption of debt for investment                   - -        $    150

See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

NOTE B - NET CAPITAL REQUIREMENT

  The Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934 (the "rule"), which requires the maintenance of minimum net capital, as defined. SN & Co. has elected to use the alternative method permitted by the rule which requires maintenance of minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit items arising from customer transactions, as defined. The rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debit items.

  At  June  27,  1997,  SN & Co. had net capital  of  $26,501,000 which was 8.08% of its aggregate debit items and $19,944,000 in excess of the minimum required net capital.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued SFAS 128, "Earnings per Share," and SFAS 129, "Disclosure of Information about Capital Structure," which are to be implemented by companies whose fiscal year ends after December 15, 1997. The adoption of these accounting standards will not have a material impact on the Company's reported earnings per share or consolidated financial statements.

  Additionally, the Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which are to be implemented by companies whose fiscal year begins after December 15, 1997. Management has not determined the impact, if any, of the accounting standards adoption on the Company's consolidated financial statements.

NOTE D - SUBSEQUENT EVENT

  On July 22, 1997, the Company's Board of Directors declared a regular quarterly dividend of $0.03 per share, payable on August
19, 1997 to stockholders of record August 5, 1997.

                             ******

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition

  Results of Operations
  Three months ended June 1997 and June 1996

  The Company recorded net earnings of $921,000, or $0.19 per primary share on total revenues of $30,660,000 for the second quarter ended June 27, 1997, compared to net earnings of $1,361,000 or $0.28 per primary share on total revenues of $30,707,000 for the same period one year earlier.

  Net income for the same quarter in the previous year included a gain on investment, which contributed additional net income of $1,042,000, or $0.22 per share. The gain resulted from the exercise of warrants generated by the corporate finance department related to an underwriting and the ultimate sale of the shares received for the exercise of the warrants. Net income for the second quarter of 1996, without the contribution from the gain on investment, was $319,000, or $0.06 per share. Excluding the gain on investment, the Company's net income for the second quarter of 1997 increased 188.7 percent over the same quarter in 1996.

  Total  revenues  decreased $47,000 (0.2%) from  $30,707,000  to
$30,660,000.   All  categories  of  revenue  remained  relatively
unchanged except for interest revenue and other revenue.

  Interest revenue increased $2,633,000 (78.2%) from $3,369,000 to $6,002,000 primarily as a result of increased borrowings by individual investors. The average customer receivables increased $144,621,000 (94.9%) from $152,417,000 for the quarter ended June
28, 1996 to $297,038,000 for the quarter ended June 27, 1997, due largely to increases in borrowings by certain customers.

  Other revenue decreased $2,875,000 (42.4%) from $6,776,000 to $3,901,000 principally due to the gain on an investment of $3,297,000 recorded in 1996 as previously discussed with no like revenue in 1997. The decrease in the other revenue was partially offset by continued growth of the managed account fees and money market distribution fees which increased $464,000 and $217,000, respectively.

  Total expenses increased $630,000 (2.2%) from $28,466,000 to $29,096,000.

  Employee compensation and benefits decreased $812,000 (4.5%) from $18,192,000 to $17,380,000. The variable component of compensation and benefits decreased $1,430,000 (10.4%) from $13,768,000 to $12,338,000 as a result of the decrease in compensation associated with the gain included in other revenue previously mentioned. This decrease was partially offset by the increase in the fixed portion of compensation and benefits, which increased $618,000 (14.0%) from $4,424,000 to $5,042,000, resulting from increased staffing and normal year-to-year pay increases.

  Interest expense increased $2,067,000 (100.1%) from $2,065,000 to $4,132,000 as a result of increased borrowings for customer trading activity and increased borrowings by the firm for underwriting activity and increased level of securities owned. Average borrowings for the firm increased $110,507,000 (168.0%) from $65,777,000 for the second quarter of 1996 to $176,284,000 for the second quarter of 1997.

  Other expenses decreased $938,000 (22.9%) from $4,091,000 to $3,153,000 predominantly as a result of the reduction of legal expenses and settlements for litigation.

  Six months ended June 1997 and June 1996

  The Company recorded net earnings of $2,568,000, or $0.53 per primary share on total revenues of $62,504,000 for the first six months ended June 27, 1997, compared to net earnings of $1,511,000 or $0.32 per primary share on total revenues of $54,144,000 for the same period one year earlier.

  The increase in the first six months net income of 1997 over the first six months net income of 1996 can be attributed primarily to the increase in revenues. Total revenues increased $8,360,000 (15.4%) from $54,144,000 to $62,504,000 as retail investor activity remained strong coupled with a solid investment banking performance.

  Investment banking revenues increased $6,673,000 (132.1%) from $5,050,000 to $11,723,000 as a result of underwriting a number of secondary offerings of trust preferred stocks for financial institutions and REITs for mortgage banking companies.

  Interest revenues increased $3,488,000 (53.2%) from $6,559,000 to $10,047,000 primarily as a result of increased secured borrowings by individual investors, as noted in the three months ended discussion. The average customer receivables increased $106,541,000 (70.8%) from $150,457,000 for the six months ended
June 28, 1996 to $256,998,000 for the six months ended June 27, 1997, due largely to increases in borrowings by certain customers.

  Other revenue decreased $2,662,000 (26.7%) from $9,980,000 to $7,318,000 principally due to the gain on an investment, as noted in the three months ended discussion.

  Total  expenses  increased $6,543,000 (12.7%) from  $51,645,000 to $58,188,000, primarily as a result of increased compensation and benefits which increased $4,877,000 (14.9%) from $32,718,000 to $37,595,000. The variable component of compensation and benefits increased $4,028,000 (16.8%) from $23,929,000 to
$27,957,000 correspondingly to increased revenue production and increased profitability. The fixed portion of compensation and benefits increased $849,000 (9.7%) from $8,789,000 to $9,638,000 due principally to normal year to year salary adjustments and increased staffing levels.

  Interest expense increased $2,475,000 (61.8%) from $4,008,000 to $6,483,000 as a result of increased borrowings for customer trading activity and increased borrowings by the firm for underwriting activity and increased level of securities owned. Average borrowings for the firm increased $67,285,000 (100.8%) from $66,729,000 for the first half of 1996 to $134,014,000 for the first half of 1997.

  Other expenses decreased $735,000 (11.1%) from $6,619,000 to $5,884,000 predominantly as a result of the reduction of legal expenses and settlements for litigation. Occupancy and equipment rental decreased $265,000 (7.3%) from $3,612,000 to $3,347,000, primarily as a result of a renegotiated long-term office space lease which had been previously recognized as an expense.

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

  In the six months ended June 27, 1997, cash and cash equivalents decreased $1,107,000 (13.9%) to $6,853,000 from
$7,960,000 at December 31, 1996. The decrease in cash was substantially a result of cash used by operating activities of $47,097,000, offset by cash provided by financing activities of $47,356,000. The cash used for operating activities was principally attributed to increases in operating receivables and securities inventory owned of $78,295,000 and $1,142,000, respectively, and decreases of drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $6,716,000. The cash used for operating activities was partly offset by cash provided by net income, adjusted for noncash charges, of $5,558,000 and an increase in operating payables of $31,892,000. The cash provided from financing activity primarily consisted of proceeds for the short-term borrowings from banks of $48,175,000. The Company used $1,369,000 for the acquisition of investments and fixed assets.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Consolidated Financial Statements). At June 27, 1997, SN & Co. had net capital of $26,501,000 which was 8.08% of its aggregate debit items and $19,944,000 in excess of the minimum required net capital.

  During  the  first  quarter ended March  27,  1997,  SN  &  Co.
obtained  and repaid a temporary subordinated note in the  amount
of  $8,000,000.   The  subordinated  note  was  used  to  finance
underwritings.

  The first installment of the company's convertible debt is due September 1, 1997, in the amount of $2,500,000. The holder of the debt has the option to convert the $2,500,000 installment into 354,429 shares of common stock. Management believes if the debt is not converted, funds from operations and available informal short-term credit arrangements of $79,425,000 at June 27, 1997, will provide sufficient resources to meet the present and anticipated financing needs.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     There were no material changes, during the six months ended June 27, 1997, in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Such information is hereby incorporated by reference.

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

   (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 27, 1997.

     The Company filed a report on Form 8-K dated July 2, 1997. This report Form 8-K contained information under Item 5. Other Events. On July 2, 1997, the Company announced that Gregory
  F. Taylor, Director, President and Chief Executive Officer of both Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated (the Registrant's wholly-owned broker-dealer subsidiary) resigned as of July 31, 1997. A search committee has been appointed to select the successor CEO and planned to begin its work immediately after the announcement. In the interim period, the Company will be managed by its six-person Operating Committee of which Mr. Lawrence E. Somraty will serve as Chairman.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  August 8, 1997              By  /s/  George H. Walker III
                                       George H. Walker III
                                       (Chairman of the Board)



Date:  August 8, 1997              By  /s/  Stephen J. Bushmann
                                       Stephen J. Bushmann
                                       (Principal Financial and
                                        Accounting Officer)

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                          June 27, 1997


  Exhibit
   Number                  Description
 --------                  -----------
    11         Computation of Earnings Per Share

    27              Financial Data Schedule
             (furnished to the Securities and Exchange
                  Commission for Electronic Data
                 Gathering, Analysis, and Retrieval
                     [EDGAR] purposes only)