Form 10-Q
period 1997-09-26
STIFEL FINANCIAL CORP
filed 1997-11-10
CIK 720672

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
/x/    QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 26, 1997
                               OR
/ /  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

              Commission file number         1-9305

                                STIFEL FINANCIAL CORP.
     (Exact name of registrant as specified in its charter)

           DELAWARE                             43-1273600
(State  or  other  jurisdiction of incorporation(I.R.S.  Employer
Identification No.)
        or organization)

500 N. Broadway, St. Louis, Missouri            63102-2188
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   314-342-2000


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

Shares  of  common  stock  outstanding  at  September  26,  1997:
5,238,685 par value $.15.

Exhibit Index is on page 1.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                       September 26, 1997




                                                                     PAGE
PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       September 26, 1997 and December 31, 1996                       3-4

     Consolidated Statements of Operations --
       Three Months Ended September 26, 1997 and September 27, 1996    5

     Consolidated Statements of Operations --
       Nine Months Ended September 26, 1997 and September 27, 1996     6

     Consolidated Statements of Cash Flows--
       Nine Months Ended September 26, 1997 and September 27, 1996    7-8

     Notes to Consolidated Financial Statements                       9-10

Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                              11-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             15
Item 6.  Exhibits and Reports on Form 8-K                              15
Signatures                                                             16

PART I.  FINANCIAL CONDITION
Item 1. Financial Statements (Unaudited)
             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (UNAUDITED) (In thousands)
                                           September 26,     December 31,
                                                1997             1996
ASSETS                                    --------------     ------------
Cash and cash equivalents                    $  6,151            $7,960
Cash segregated for the exclusive benefit
  of customers                                    241               483
Receivable from brokers and dealers            15,243            14,836
Receivable from customers, net of
  allowance for doubtful accounts of
  $578 and $582, respectively                 218,967           235,216
Securities owned, at fair value                17,234            18,913
Membership in exchanges, at cost                  513               513
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $10,599 and $10,125,
  respectively                                  2,380             2,233
Goodwill, net of accumulated amortization
  of $1,338 and $1,107, respectively            4,257             4,488
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables of
  $2,325 and $2,552, respectively               2,939             3,373

Refundable income taxes                           355               358

Deferred tax asset                              2,955             3,671

Other assets                                   10,261             9,300
                                             --------          --------
                                             $281,496          $301,344
                                             ========          ========

             STIFEL FINANCIAL CORP. AND SECURITIES
    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                   (UNAUDITED) (In thousands)

                                            September 26,    December 31,
                                                1997             1996
                                            ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

             Liabilities
Short-term borrowings from banks            $  61,675        $ 132,400
Payable to brokers and dealers                102,240           47,148
Payable to customers                           23,467           32,095
Securities sold, but not yet purchased, at
  fair value                                    3,337            3,229
Drafts payable                                 11,046           15,287
Accrued employee compensation                  16,366           14,756
Obligations under capital leases                  564              581
Accounts payable and accrued expenses          10,545            8,096
Convertible debt                                7,500           10,000
                                             --------         --------
       Total Liabilities                      236,740          263,592

        Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 5,297,139
  and 4,767,715 shares, respectively;
  outstanding 5,238,685 and 4,632,260
  shares, respectively                           795              715
Additional paid-in capital                    25,436           21,403
Retained earnings                             20,889           16,733
                                            --------         --------
                                              47,120           38,851

Less treasury stock, at cost 58,454
  and 135,455 shares, respectively               646              892
Less unamortized expense of note and
  restricted stock awards                      1,718              207
                                            --------         --------
       Total Stockholders' Equity             44,756           37,752
                                            --------         --------
                                            $281,496         $301,344
                                            ========         ========
         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                           Three Months Ended
                                        September 26,     September 27,
                                            1997              1996
                                        -------------    --------------
REVENUES
  Commissions                           $  13,505         $   9,916
  Principal transactions                    4,565             4,651
  Investment banking                        8,406             2,983
  Interest                                  5,957             3,510
  Other                                     4,212             3,143
                                        ---------         ---------
                                           36,645            24,203

EXPENSES
  Employee compensation and benefits       22,031            14,437
  Commissions and floor brokerage             774               689
  Communications and office supplies        1,669             1,684
  Occupancy and equipment rental            2,048             1,979
  Interest                                  3,931             2,093
  Other operating expenses                  2,828             2,546
                                       ----------         ---------
                                           33,281            23,428
                                       ----------         ---------
INCOME BEFORE INCOME TAXES                  3,364               775

  Provision for income taxes                1,352               317
                                       ----------         ---------
   NET INCOME                          $    2,012         $     458
                                       ==========         =========

  Net income per share:
    Primary                            $     0.40         $    0.10
    Fully diluted                      $     0.34         $    0.09
  Dividends declared per share         $     0.03         $      --
  Average common equivalent shares
      outstanding:
    Primary                                 5,079             4,788
    Fully Diluted                           6,193             6,238


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                            Nine Months Ended
                                        September 26,    September 27,
                                            1997             1996
                                        ------------     ------------
REVENUES
  Commissions                           $   36,804       $   32,454
  Principal transactions                    14,681           14,668
  Investment banking                        20,130            8,034
  Interest                                  16,004           10,069
  Other                                     11,530           13,123
                                        ----------        ---------
                                            99,149           78,348

EXPENSES
  Employee compensation and benefits        59,625           47,155
  Commissions and floor brokerage            2,208            2,021
  Communications and office supplies         5,121            5,040
  Occupancy and equipment rental             5,969            5,917
  Interest                                  10,414            6,100
  Other operating expenses                   8,132            8,841
                                        ----------        ---------
                                            91,469           75,074
                                        ----------        ---------
INCOME BEFORE INCOME TAXES                   7,680            3,274

  Provision for income taxes                 3,100            1,305
                                        ----------        ---------
   NET INCOME                           $    4,580        $   1,969
                                        ==========        =========

  Net income per share:
    Primary                             $     0.93        $    0.41
    Fully diluted                       $     0.80        $    0.39
  Dividends declared per share          $     0.09        $    0.06
  Average common equivalent shares
      outstanding:
    Primary                                  4,936            4,770
    Fully Diluted                            6,110            6,234


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)(In thousands)
                                                Nine Months Ended
                                            September 26,    September 27,
                                                1997             1996
                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $    4,580     $    1,969
  Noncash items included in earnings:
    Depreciation and amortization                  1,150          1,202
    Provision for litigation and bad debts           620          2,188
    Net (gains) losses on investments               (217)            36
    Bonus notes amortization                         906            787
    Deferred compensation                            642            380
    Deferred tax provision                           716            499
    Amortization of restricted stock awards           96             42
                                              ----------     ----------
                                                   8,493          7,103


  Decrease (increase) in operating receivables:
    Customers                                     16,253           (350)
    Brokers and dealers                             (407)        (5,725)
  (Decrease) increase in operating payables:
    Customers                                     (8,628)       (10,352)
    Brokers and dealers                           55,092         58,578
  Decrease (increase) in assets:
    Cash segregated for the
      exclusive benefit of customers                 242            294
    Securities owned                               1,679            397
    Notes receivable from officers and employees    (575)        (1,030)
    Other assets                                     981         (1,216)
  Increase (decrease) in liabilities:
    Securities sold, but not yet purchased           108            750
    Drafts payable, accounts payable and
      accrued expenses, and accrued
      employee compensation                       (1,340)       (11,806)
                                               ----------     ----------
Cash Provided By Operating Activities          $  71,898      $  36,643


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    (UNAUDITED)(In thousands)
                                              Nine Months Ended
                                          September 26,    September 27,
                                              1997             1996
Cash Provided By Operating Activities     -------------    -------------
- from previous page                      $     71,898     $    36,643
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                     (70,725)        (36,225)
  Proceeds from:
   Subordinated borrowings                       8,000             - -
   Employee stock purchase plan                    727             617
   Exercised stock options                          59             - -
   Dividend reinvestment plan                        5              10
  Payments for:
   Subordinated borrowings                      (8,000)            (50)
   Settlement of debt                              - -            (760)
   Purchases of stock for treasury              (1,315)           (190)
   Principal payments under capital
     lease obligation                             (308)           (253)
   Cash dividends                                 (425)           (492)
                                              ---------       ---------
Cash Used For Financing Activities             (71,982)        (37,343)
                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of office equipment                         70              23
   Sale of investments                              57           3,520
  Payments for:
   Acquisition of office equipment
     and leasehold improvements                   (882)           (362)
   Acquisition of investments                     (970)         (1,584)
                                              ---------       ---------
Cash (Used For) Provided By
   Investing Activities                         (1,725)          1,597
                                              ---------       ---------
(Decrease) increase in cash and
   cash equivalents                             (1,809)            897
Cash and cash equivalents -
   beginning of period                           7,960           6,344
                                              ---------       ---------
Cash and Cash Equivalents - end of period     $  6,151        $  7,241
                                              =========       =========
Supplemental disclosure of cash flow
     information:
   Income tax payments                        $  1,964        $    904
   Interest payments                          $ 10,315        $  6,379
Schedule of noncash investing and
     financing activities:
   Fixed assets acquired under capital lease  $   357         $    240
   Employee stock ownership plan
     shares issued                            $   287              - -
   Note and restricted stock awards,
     net of forfeitures                       $ 1,607         $     13
  Debt converted into stock                   $ 2,500              - -
  Assumption of debt for investment               - -         $    150
         See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 26, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

  At September 26, 1997, SN & Co. had net capital of $26,900,000 which was 11.18% of its aggregate debit items and $22,090,000 in excess of the minimum required net capital.

NOTE C - CONVERTIBLE DEBT

  At December 31, 1996, the Company had outstanding $10,000,000 aggregate principal amount of 11.25% Senior Convertible Notes (the "Notes") due September 1, 1997, through September 1, 2000, in equal installments. The convertible feature allows the Notes to be converted into shares of the Company's $0.15 par value common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $7.0536 per share. The first installment was due September 1, 1997, in the amount of $2,500,000.

  On  August  27,  1997,  the option to  convert  the  $2,500,000 installment into 354,424 shares of common stock was exercised. Subsequently, on October 24, 1997, the Company was notified that the conversion privileges on the remaining $7,500,000 in Notes will be exercised and converted into 1,063,283 shares of common stock.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

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

  Additionally, the Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which are to be implemented by companies whose fiscal year begins after December 15, 1997. Management has not determined the impact, if any, that the adoption of these accounting standards will have on the Company's consolidated financial statements.

NOTE E - SUBSEQUENT EVENT

  On October 28, 1997, the Company's Board of Directors declared a regular quarterly dividend of $0.03 per share, payable on November 25, 1997 to stockholders of record November 11, 1997.

                             ******

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition

  Results of Operations
  Three months ended September 1997 and September 1996

  The  Company  recorded net income of $2,012,000  or  $0.40  per primary share on record revenues of $36,645,000 for the third quarter ended September 26, 1997, compared to $458,000 or $.10 per primary share on revenues of $24,203,000 for the same period one year earlier.

  The increase in the firm's profitability is attributed principally to the increase in total revenues which increased $12,442,000 (51.4%) as investor activity remained strong combined with improved investment executive production and increased investment banking activity.

  Commissions  increased $3,589,000 (36.2%) to  $13,505,000  from
$9,916,000 resulting from the strong markets and improvement in average investment executive production.

  Investment banking revenue increased $5,423,000 (181.8%) to $8,406,000 from $2,983,000 from the previous quarter as a result of increased number of underwritings principally for regional financial institutions and Real Estate Investment Trusts
("REITs") as favorable market conditions fueled new issue underwritings. Revenue from financial advisory fees increased $1,036,000 to $1,051,000 from $15,000 as merger activity among banks and thrift institutions increased.

  Other revenues increased $1,069,000 (34.0%) to $4,212,000 from $3,143,000 resulting from increased revenue from managed account fees, investment advisory fees, and money market distribution fees.

  Interest revenues increased $2,447,000 (69.7%) to $5,957,000 from $3,510,000 as result of rising average customer receivables which increased $127,067,000 (79.0%) to 287,899,000 for the quarter ended September 26, 1997, from $160,832,000 for the quarter ended September 27, 1996, as individual investors increased their borrowings.

  Total  expenses  increased $9,853,000  (42.1%)  to  $33,281,000 from $23,428,000.

     Employee compensation and benefits increased $7,594,000 (52.6%) to $22,031,000 from $14,437,000. The variable portion of compensation and benefits increased $6,983,000 (70.7%) to $16,858,000 from $9,875,000 in conjunction with increased revenue production and increased profitability. The fixed portion of compensation and benefits increased $611,000 (13.4%) to $5,173,000 from $4,562,000 as a result of increased staffing, primarily in revenue production support personnel, and normal year-to-year pay adjustments.

  Interest  expense  increased $1,838,000 (87.8%)  to  $3,931,000 from $2,093,000 mainly as a result of increased borrowings for customer trading activity.

  Other expense increased $282,000 (11.1%) to $2,828,000 from $2,546,000 primarily as a result of increases in consulting fees and attorney's fees.

  Nine months ended September 1997 and September 1996

  The reasons noted for variances in revenue and expense categories in the three months ended September 26, 1997 Management's Discussion and Analysis of Results of Operations are applicable to the nine months ended discussion unless otherwise noted.

  The Company recorded net earnings of $4,580,000 or $0.93 per primary share on total revenues of $99,149,000 for the nine months ended September 26, 1997, compared to net earnings of $1,969,000 or $0.41 per primary share on total revenues of $78,348,000 for the same period one year earlier.

  The  increase in net income for the first nine months  of  1997 over the first nine months of 1996 can be attributed primarily to the  increase in revenues.  Total revenues increased  $20,801,000
(26.5%) to $99,149,000 from $78,348,000.

  Commission revenue increased $4,350,000 (13.4%) to $36,804,000 from $32,454,000 resulting from the continued strong markets coupled with improved investment executive production.

  Investment banking revenue increased $12,096,000 (150.6%) to $20,130,000 from $8,034,000.

  Interest  revenues increased $5,935,000 (58.9%) to  $16,004,000 from $10,069,000 primarily as a result of rising average customer receivables which increased $110,628,000 (72.1%) to $264,005,000 for the nine months ended September 26, 1997, from $153,377,000 for the nine months ended September 27, 1996.

  Other  revenues  decreased $1,593,000  (12.1%)  to  $11,530,000 from $13,123,000 principally due to the gain on an investment of $3,297,000 recorded in the second quarter of 1996 with no like revenue in 1997. Excluding the gain on investment recorded in 1996 other revenues increased $1,704,000, principally from managed account fees, investment advisory fees, and money market distribution fees.

  Total  expenses  increased $16,395,000 (21.8%)  to  $91,469,000 from $75,074,000.

  Employee compensation and benefits increased $12,470,000 (26.4%) to $59,625,000 from $47,155,000. The variable portion of compensation and benefits increased $11,011,000 (32.6%) to $44,815,000 from $33,804,000 as a result of increased revenue production and increased profitability. The fixed portion of compensation increased $1,459,000 (10.9%) to $14,810,000 from
$13,351,000 resulting from increased staffing levels primarily for revenue production support personnel and normal year to year salary increases.

  Interest  expense increased $4,314,000 (70.7%)  to  $10,414,000 from $6,100,000 mainly as a result of increased borrowings for customer trading activity.

  Liquidity and Capital Resources

  The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, senior convertible notes, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements. Because of the nature of the Company's business, the changes in operating assets and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are not very useful indicators of long-term trends in the Company's cash flow from operations.

  In the nine months ended September 26, 1997, cash and cash equivalents decreased $1,809,000 (22.7%) to $6,151,000 from
$7,960,000 at December 31, 1996. The decrease in cash was a result of cash used by financing and investing activities of $71,982,000 and $1,725,000, respectively, and offset by cash provided by operating activities of $71,898,000. The cash provided by operating activities was principally attributed to an increase in operating payables of $46,464,000, decreases in operating receivables and securities inventory owned of $15,846,000 and $1,679,000, respectively, and net income, adjusted for noncash charges, of $8,493,000. The cash provided by operating activities was partly offset by cash used for a decrease of drafts payable, accounts payable and accrued expenses, and accrued employee compensation of $1,340,000. The cash used for financing activity primarily consisted of net payments for short-term borrowings of $70,725,000. The Company used $1,852,000 for the acquisition of investments and fixed assets.

  SN & Co. is subject to requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements (see Note B of the Notes to Consolidated Financial Statements). At September 26, 1997, SN & Co. had net capital of $26,900,000 which was 11.18% of its aggregate debit items and $22,090,000 in excess of the minimum required net capital.

  During  the  first  quarter ended March  27,  1997,  SN  &  Co.
obtained  and repaid a temporary subordinated note in the  amount
of  $8,000,000.   The  subordinated  note  was  used  to  finance
underwritings.

  The first installment of the Company's 11.25% Senior Convertible Note (the "Note") was due September 1, 1997, in the amount of $2,500,000. The convertible feature allows the notes to  be  converted  into shares of the Company's $0.15  par  value common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $7.0536 per share. On August 27, 1997, the holder of the notes exercised the option to convert the $2,500,000 installment into 354,424 shares of common stock. Subsequently, on October 24, 1997, the Company received notice that the holder will exercise the conversion privilege of the
Note and convert the remaining $7,500,000 notes into 1,063,283 shares of common stock. The Company's outstanding shares after the conversion will approximate 6,243,000 shares. The former Note holder will hold approximately 22.7% of total outstanding shares after the conversion.

  Directors of the Company have approved the purchase of up to 250,000 shares of the Company's common stock. The Company plans to buy shares from time to time in the open market or otherwise, depending on market conditions. The stock will be used for outstanding options exercises and other employee benefit plans.

    Management believes the funds from operations and available informal short-term credit arrangements of $198,325,000, at September 26, 1997, will provide sufficient resources to meet the present and anticipated financing needs.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     During the nine months ended September 26, 1997, the lawsuit filed by the State of Oklahoma seeking $7.6 million in compensatory damages and that these damages be trebled, was dismissed and is currently on appeal in the United States Court of Appeals for the Tenth Circuit. There were no other material changes in the other legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Such information is hereby incorporated by reference.

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

   (b)  Reports on Form 8-K
     The Company filed a report on Form 8-K dated July 2, 1997. This report Form 8-K contained information under Item 5. Other Events. On July 2, 1997, the Company announced that Gregory
  F. Taylor, Director, President and Chief Executive Officer of both Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated (the Registrant's wholly-owned broker-dealer subsidiary) resigned as of July 31, 1997.
     The Company filed a report on Form 8-K dated August 27, 1997. This report Form 8-K contained information under Item
  5. Other Events. The first installment of the Company's 11.25% Senior Convertible Note was due September 1, 1997, in the amount of $2,500,000. The convertible feature allows the notes to be converted into shares of the Company's $0.15 par value common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $7.0536 per share. On August 27, 1997, the holder of the notes exercised the option to convert the $2,500,000 installment into 354,424 shares of common stock.
     The Company filed a report on Form 8-K dated September 26, 1997. This report Form 8-K contained information under Item
  5. Other Events. The Company announced the appointment of Ronald J. Kruszewski as President and Chief Executive Officer.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date:  November 7, 1997            By   /s/ Ronald J. Kruszewski
                                         Ronald J. Kruszewski
                                        (President and
                                         Chief Executive Officer)



Date:  November 7, 1997            By  /s/ Stephen J. Bushmann
                                        Stephen J. Bushmann
                                       (Principal  Financial and
                                        Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                       September 26, 1997





 Exhibit
  Number                  Description

    11         Computation of Earnings Per Share

    27              Financial Data Schedule
             (furnished to the Securities and Exchange
                  Commission for Electronic Data
                 Gathering, Analysis, and Retrieval
                     [EDGAR] purposes only)