Form 10-K405
period 1997-12-31
STIFEL FINANCIAL CORP
filed 1998-03-27
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended  December 31, 1997
                               -----------------
[ ] Transition  report  pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                               -----------------    ----------------
Commission file number 1-9305
                       ------
                          STIFEL FINANCIAL CORP.
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)
         DELAWARE                                        43-1273600
-------------------------------           ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

     500 N. Broadway
   St. Louis, Missouri                                  63102-2188
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    314-342-2000
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of Each Exchange
       Title of Each Class                             On Which Registered
--------------------------------------               -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 1998 was $84,016,545.

Shares  of Common Stock outstanding at March 10, 1998:  6,677,432 shares, par value $.15 per share.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference to Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 28, 1998 are incorporated by reference to Part III hereof. Exhibit Index located on page 29.

                             PART I

ITEM 1. BUSINESS
----------------
Stifel Financial Corp. ("Financial"), a Delaware corporation and holding company, was organized in fiscal year 1983 pursuant to a plan of reorganization whereby Stifel, Nicolaus & Company, Incorporated ("Stifel, Nicolaus") became a wholly-owned subsidiary of Financial. Stifel, Nicolaus is the successor to a partnership founded in 1890. The term "Company" as used herein means Financial and its subsidiaries.

The Company offers securities-related financial services through its wholly-owned operating subsidiaries, Stifel, Nicolaus, Century Securities Associates, Inc., Todd Investment Advisors, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 42 locations. The Company's customers include individuals, corporations, municipalities and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest. On May 25, 1995, the Company sold the majority of the assets related to its operations in Oklahoma, which consisted of 26 securities sales offices and the municipal underwriting, trading, and institutional sales operations located in Oklahoma, and three securities sales offices in Texas. These operations comprised 14% of the Company's total revenue for 1994. (See proforma financial information in Note O of the Consolidated Financial Statements incorporated by reference herein.)

Principal Sources of Revenue

The amounts of each of the principal sources of revenue of the Company for the calendar years 1997, 1996 and 1995 is contained in Item 6. Selected Financial Data, filed herein.

Commissions

During recent years, most of the Company's securities commissions resulted from transactions with individual investor accounts. Commissions are charged on both stock exchange and over-the-counter transactions in accordance with the Company's commission schedule. In certain cases, discounts from that schedule are granted.

The percentage of total commission revenue from institutional customers was 6% and 5% in 1997 and 1996, respectively. Prior to 1996 revenue generated from institutional customers was not accounted for separately. Institutional accounts are serviced mainly by the Company's offices in St. Louis. Investment executives also receive orders from institutional customers from time to time which are not included in the percentages mentioned above.

Principal Transactions

The Company trades as principal in the over-the-counter market. It acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling and maintaining an inventory of these securities. The Company does not engage in a significant amount of trading for its own account. The Company also buys corporate and municipal bonds for its own account in the secondary market, maintains an inventory, and resells from that inventory to other dealers and to institutional and individual customers.

Investment Banking

The Company manages the underwriting of both corporate and municipal securities and participates as an underwriter in syndicates of issues managed by other firms. The corporate and public finance departments are responsible for originating underwritings, mergers and acquisitions, placements, valuations, financial advisory work and other investment banking matters. The Company acts as an underwriter and dealer in bonds issued by states, cities and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings and corporate underwritings are originated through its office in St. Louis.

In calendar years 1995-1997, the majority of the Company's investment banking revenues have been generated by the corporate finance department. The department continues to focus on providing research, financial advisory services, merger and acquisition advisory services and serving as a manager or co-manager for underwriting issuances of corporate debt or equity securities primarily for financial institutions located primarily in the Midwest and Real Estate Investment Trusts (REITs) located throughout the country.

The management of and participation in public offerings involves significant risks. An underwriter may incur losses if it is unable to resell, at a profit, the securities it has purchased. Under the Securities Act of 1933 and other statutes and court decisions, an underwriter may be subject to substantial liability for misstatements or omissions of fact that are judged to be material in prospectuses and other communications related to underwritings. Underwriting commitments may reduce the Company's regulatory net capital position (as defined by Rule 15c3-1 administered by the Securities and Exchange Commission -- see "Regulation"); and, consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of available net capital of the Company.

Other Business

The Company has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 4.25 percent of the purchase price, depending upon the size of the transaction.

The Company acts as an agent for its customers' transactions in put and call options traded on the Chicago Board Options Exchange, Inc., American Stock Exchange, Inc., Philadelphia Stock Exchange, Inc., and, to a much lesser extent, in the over-the-counter market.

The Company has a wholly-owned subsidiary, Century Securities Associates, Inc. ("CSA"), an introducing broker-dealer which clears its transactions through Stifel, Nicolaus. CSA contracts with independent licensed brokers to sell securities and other investment products to individual investor accounts. CSA is licensed in 50 states.

In 1993, the Company formed a wholly-owned subsidiary, Stifel Asset Management Corp. ("SAM"), to act as a holding company for two investment advisory firms, Pin Oak Capital, Ltd. ("Pin Oak"), and Todd Investment Advisors, Inc. ("Todd"). Pin Oak, which operated formerly as the investment advisory division of Stifel, Nicolaus, was formed as an investment advisory firm and began operations during the five-month transition period ended December 31, 1993. SAM purchased all of the outstanding stock of Todd, an investment advisory firm located in Louisville, Kentucky, in December 1993. Both Pin Oak and Todd provide investment advice and services to individual, fiduciary and corporate clients. Combined assets under management for the two firms at December 31, 1997 was approximately $2,860,111,000. Pin Oak holds registrations as an investment advisor in six states. Todd is registered as an investment advisor in sixteen states.

In late 1994, Stifel, Nicolaus established a program for managing customers' investment portfolios. Fees are charged based upon a percentage of total assets of the portfolio. At December 31, 1997, Stifel, Nicolaus had assets under management of approximately $497,000,000 related to this program. The Company intends to commit resources to grow this business.

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

Research

The Company's research department provides individual and institutional customers information and recommendations on the securities of specific companies. These services are rendered without charge. The Company also purchases research services from other firms.

Competition

The Company competes with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, an increasing number of specialized firms, as well as banks, savings and loans, and other financial institutions, now offer discount brokerage services to individual customers. These firms generally charge lower commission rates to their customers without offering services such as portfolio valuation, investment recommendations and research. Competition from such discount brokerage services may adversely affect revenues of the Company and other full service brokerage firms. Banks also compete with brokerage firms by offering certain investment banking and corporate finance services.

Management relies on the expertise acquired in its market area over its 107-year history, its personnel, and its equity capital to operate in the competitive environment.

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

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4 percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than 5 percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital
Rule may limit those operations of a firm such as Stifel, Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel, Nicolaus had net capital of
approximately  $28,227,000  at  December  31,  1997,  which   was
approximately 11.7 percent of aggregate debit balances and approximately $23,396,000 in excess of required net capital.

Employees

There were 756 individuals employed by the Company as of February
28, 1998 and 109 independent licensed brokers contracted through CSA.

ITEM 2. PROPERTIES
-------------------
The headquarters and administrative offices of the Company, Stifel, Nicolaus and CSA are located in downtown Saint Louis, Missouri. Todd is located in Louisville, Kentucky. Pin Oak is located in New York, New York. Stifel Nicolaus has a branch office system located in 13 states, primarily in the Midwest. The Company has a total of 42 locations in 13 states. All offices of the Company are located in leased premises. The
Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense for the twelve month period ended December 31, 1997, for office space and equipment, was approximately $2,899,000. Further information about the lease obligations of the Company is provided in Note D of the Consolidated Financial Statements incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
The Company is a defendant in several lawsuits and arbitrations which arose from its usual business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive claims. While results of litigation and arbitration cannot be predicted with certainty, management, based on opinions of outside counsel, has provided for actions most likely of adverse disposition and believes that the effects of resolution of such litigation and arbitration beyond the amounts provided will not have a material adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

During 1995, the Securities and Exchange Commission (the "SEC") completed a formal investigation into possible violations of the federal securities laws in connection with certain municipal bond issues managed by the Company's former Oklahoma City-based public finance department where the Company was the managing or co-managing underwriter. This investigation resulted in the Company consenting to a final judgement of permanent injunction whereby, among other things, the Company paid approximately $1.1 million in disgorgement and prejudgement interest, and $250,000 in fines.

On October 5, 1995 the Company was named in a lawsuit filed by The Oklahoma Turnpike Authority ("OTA") in the District Court of Oklahoma County, State of Oklahoma, along with DeWayne VonFeldt and Robert Cochran, two former employees of the Company; Sakura Global Capital and Steven Strauss; Pacific Matrix and Jeff Feld. Additionally, the Company was named in a lawsuit filed by the State of Oklahoma in the United States District Court for the Western District of Oklahoma on February 24, 1995 along with Robert Cochran. The OTA suit seeks $6.5 million in compensatory damages and an unspecified amount of punitive damages. The State of Oklahoma seeks $7.6 million in compensatory damages and that these damages be trebled. The OTA suit alleges that an undisclosed fee paid to the Company by a third party for the placement of a forward purchase contract in an advance refunding escrow for the proceeds of the 1992 OTA $608 million refinancing should have been paid to the OTA. The State of Oklahoma suit alleges that the Company and two former executives of the Company committed violations of the Racketeer Influenced and Corrupt Organizations Act. This suit alleges essentially the same facts as are alleged in the OTA suit and were alleged by the SEC in its action against the Company which was settled in August 1995 by the Company without admitting or denying the allegations. The State of Oklahoma suit was dismissed by the United States District Court for the Western District of Oklahoma and is currently on appeal in the United States Tenth Circuit Court of Appeals. Although the ultimate outcome of these actions cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts and after consultation with outside counsel, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition and results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  is  furnished  pursuant  to  General
Instruction G(3) of Form 10-K with respect to the executive officers of Financial:

                                                        Year First Appointed as
                                Positions or Offices       Executive Officer
         Name           Age       with the Company           of the Company
         ----           ---     --------------------    ------------------------
George H. Walker III     67      Chairman of the                     1978
                                 Board of Financial
                                 and Stifel, Nicolaus

Ronald J. Kruszewski     39      President and Chief                 1997
                                 Executive Officer
                                 of Financial and Stifel,
                                 Nicolaus

Stephen J. Bushmann      40      Vice President, Treasurer and       1996
                                 Chief Financial Officer of
                                 Financial and Chief Financial
                                 Officer and Senior Vice
                                 President of Stifel, Nicolaus

Charles R. Hartman       54      Vice President and Secretary of     1996
                                 Financial and General Counsel,
                                 Senior Vice President and
                                 Secretary  of  Stifel, Nicolaus

Michael A. Murphy        46      Vice President of Financial and     1996
                                 Senior Vice President - Director
                                 of Private Client Group of
                                 Stifel, Nicolaus

Lawrence E. Somraty      49      Vice President of Financial and     1996
                                 President of Century Securities
                                 Associates, Inc.

The following are brief summaries of the business experience during the past five years of each of the executive officers.

   George H. Walker III joined Stifel, Nicolaus in 1976, became Chief Executive Officer of Stifel, Nicolaus in December, 1978, and became Chairman of Stifel, Nicolaus in July, 1982. From the time of the organization of Financial, Mr. Walker has served as its Chairman of the Board and, until October 26, 1992, Mr. Walker served as its President and Chief Executive Officer. Mr. Walker is a director of Laclede Steel Company, Laidlaw Corp., Macroeconomics Advisers, LLC, and EAC Corporation. He is active in various community activities and currently is Chairman of the Missouri Historical Society. He is Chairman of the Advisory Committee of Webster University Business School and on the National Counsel of Washington University Business School.

    Ronald J. Kruszewski was appointed President and Chief Executive Officer of the Company and Stifel, Nicolaus on September 25, 1997. Prior to joining the Company, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co., Incorporated.

  Stephen J. Bushmann joined Stifel, Nicolaus in October of 1981. He is Vice President, Treasurer and Chief Financial Officer of Financial and Chief Financial Officer and Senior Vice President of Stifel, Nicolaus. From 1994 - 1996, Mr. Bushmann served as Financial Analyst and prior to that he was Assistant Controller.

  Charles R. Hartman joined Stifel, Nicolaus in June of 1994. He is Vice President and Secretary of Financial and General Counsel, Senior Vice President and Secretary of Stifel, Nicolaus. Prior to joining Stifel, Nicolaus, Mr. Hartman was the Regional Counsel for the Securities and Exchange Commission in Los Angeles, California and since April of 1982 a Los Angeles partner in the law firm of Rogers & Wells.

  Michael A. Murphy joined Stifel, Nicolaus in 1989. He was Vice President of Financial and Senior Vice President and Director of Private Client Group of Stifel, Nicolaus. From 1989 - 1994, Mr. Murphy served as First Vice President and Director of Branch Administration of Stifel, Nicolaus.

   Lawrence E. Somraty has been with Stifel, Nicolaus since 1977. He is Vice President of Financial and became the President of Century Securities Associates, Inc. in January 1991. Prior thereto, he served as Option Department Manager, Senior Registered Options Principal, Investment Advisor and Branch Manager.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     None

                             PART II
                             -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------
a.)  Market Information
The common stock of Financial is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Financial's Common Stock for each full quarterly period for the two most recent calendar years are as follows:

               High and Low Stock Price By Quarter
            ------------------------------------------
                         1997                1996
            Quarter   High  - Low         High -  Low
            ------------------------------------------
            First     8 5/8 -  7        $ 6     - 5 1/2
            Second   11 1/2 -  7 1/8      7 3/8 - 5 3/4
            Third    11 1/2 -  8 3/4      7 3/8 - 5 7/8
            Fourth   16 1/8 - 11 3/8      7 7/8 - 6 3/8
            ------------------------------------------
The   Company   from  time-to-time  uses  funds  generated   from
operations to purchase the Company's common stock throughout  the
calendar  year.   On  October 29, 1997, the  Company's  Board  of
Directors authorized the purchase of an additional 262,500 shares to be used to satisfy share obligations for employee benefit plans.

b.)  Holders
The approximate number of stockholders of record on March 10, 1998 was 3,000.

c.)  Dividends
Dividends paid were as follows:
 Record      Payment      Cash     Stock
  Date         Date     Dividend  Dividend

 02/06/96    02/20/96    $0.03       5%
 05/07/96    05/21/96    $0.03      - -
 11/05/96    11/19/96    $0.03      - -
 02/4/97     02/18/97    $0.03       5%
 05/6/97     05/20/97    $0.03      - -
 08/5/97     08/19/97    $0.03      - -
 11/11/97    11/25/97    $0.03      - -

A regular quarterly cash dividend of $0.03 per share was established on November 30, 1993.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                       Stifel Financial Corp. and Subsidiaries
                                Financial Summary
                                                                                       Five          Year
                                                                                       Months        ended
                                                Years Ended December 31,               Ended        July 30,
                                       --------------------------------------------
(In thousands, except per               1997        1996        1995        1994    Dec. 31, 1993     1993
share and percentages)
  Revenues
Commissions                           $ 49,763    $ 43,900    $ 38,716    $ 37,287   $ 18,119      $ 38,812
Principal transactions                  20,202      19,498      20,362      24,639     10,287        27,503
Investment banking                      28,476      16,253      12,121      12,634     11,272        31,468
Interest                                21,397      13,774      13,002      10,918      4,057         8,851
Other                                   16,258      16,388      11,159       8,448      2,720         6,837
                                      --------    --------    --------    --------   --------      --------
                                       136,096     109,813      95,360      93,926     46,455       113,471
                                      --------    --------    --------    --------   --------      --------

  Expenses
Employee compensation and benefits      82,094      66,765      57,187      61,527     29,433        68,678
Commissions and floor brokerage          2,780       2,641       2,319       2,120        845         2,485
Communications and office supplies       6,914       6,797       7,651       8,045      3,090         6,836
Occupancy and equipment rental           8,109       7,958       8,512      11,601      3,618         8,405
Interest                                12,991       8,197       8,312       6,138      1,763         4,838
Litigation, settlements, and bad debts   3,726       3,292       1,610       2,467        473         1,237
Restructuring charge                      - -         - -         - -        2,672        - -           - -
Other operating expenses                10,061       8,561       8,462       8,577      4,173         9,722
                                      --------    --------    --------    --------   --------      --------
                                       126,675     104,211      94,053     103,147     43,395       102,201
                                      --------    --------    --------    --------   --------      --------
Income (loss) before income taxes        9,421       5,602       1,307      (9,221)     3,060        11,270

Provision (benefit) for income taxes     3,750       2,209         663      (3,718)     1,145         4,232
                                      --------    --------    --------    --------   --------      --------
Net income (loss)                     $  5,671    $  3,393    $    644    $ (5,503)  $  1,915      $  7,038
                                      ========    ========    ========    ========   ========      ========

  Per Share Data
Basic earnings (loss) <FA>            $   1.06    $    .69    $    .13    $  (1.15)  $    .40      $   1.49
Diluted earnings (loss) <FA>          $    .92    $    .62    $    .13    $  (1.15)  $    .34      $   1.22
Cash dividends                        $    .12    $    .09    $    .12    $    .09   $   .055      $    .15

  Other Data
Total assets                          $315,484    $301,344    $226,775    $222,208   $288,203      $196,539
Long-term obligations                 $  9,600    $ 10,000    $ 10,760    $ 11,520   $ 11,520      $ 10,000
Stockholders' equity                  $ 50,081    $ 37,752    $ 34,795    $ 34,226   $ 40,609      $ 38,995
Net income as % average equity          13.29%       9.35%       1.87%       * N.M.     4.81%        19.94%
Net income as % revenues                 4.17%       3.09%       0.68%       * N.M.     4.12%         6.20%
Average common shares and
  share equivalents outstanding <FA>:
Basic                                    5,325       4,905       4,837        4,802     4,835         4,729
Diluted                                  6,755       6,491       4,907        4,802     6,477         6,351
-----------------------------------------------------------------------------------------------------------

<FA> Retroactively restated to reflect the 5 percent stock dividend declared January 20, 1998.
* Not Meaningful

The information called for in items 7 and 8 of Part II is set forth on the pages listed below of the Company's 1997 Annual
Report to Stockholders and is incorporated herein by reference:

                                                              Pages In
                                                           Annual Report
                                                          To Stockholders
                                                  (filed herewith in Exhibit 13)

ITEM 7. Management's  Discussion and Analysis
      of Financial Condition and Results of
      Operations.                                           16 through 21


ITEM 8. Financial Statements and Supplementary Data.        22 through 43


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

In addition, the Company filed a report on Form 8-K dated December 9, 1996. This report Form 8-K contained information under Item 4. "Changes in registrant's certifying accountants". The Board of Directors of Financial, upon the recommendation of its Audit Committee, determined to appoint Deloitte & Touche LLP as the Company's newly engaged certifying accountants and Deloitte & Touche LLP has accepted this appointment. During the two years ended December 31, 1995 and through the date of their appointment, Deloitte & Touche LLP had not provided any consultations to the Company.

                            PART III

ITEMS 10 THROUGH 13

Financial intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1997. Accordingly, except to the extent included in Part I under the caption "Executive Officers of the Registrant", the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K

(a) The following documents are filed as a part of
      this report:                                     Reference (page)
                                                       ----------------
                                                            Annual
                                                           Report to
                                                          Stockholders
                                                          ------------
  1. The following consolidated financial statements of Stifel Financial Corp. and subsidiaries, included on pages 22 through 43 in the 1997
      Annual Report to Stockholders, are incorporated by reference in Item 8

     Consolidated Statements of Financial Condition --
      December 31, 1997 and December 31, 1996............... 22 - 23

     Consolidated Statements of Operations --
      Years ended December 31, 1997, December 31, 1996
      and December 31, 1995.................................    24

     Consolidated Statements of Stockholders' Equity --
      Years ended December 31, 1997, December 31, 1996
      and December 31, 1995.................................    25

     Consolidated Statements of Cash Flows --
      Years ended December 31, 1997, December 31, 1996
      and December 31, 1995................................. 26 - 27

     Notes to Consolidated Financial Statements............. 28 - 42

     Independent Auditors' Report...........................    43

  2. The following consolidated financial statement schedules of Stifel Financial Corp. and subsidiaries are filed herewith pursuant to ITEM 14(d):

     Independent Auditors' Report

     Report of Independent Accountants

     Report of Independent Accountants

     Schedule I -  Condensed Financial Information of Registrant

     Schedule II-  Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  3. Exhibits
     --------
     Exhibit No. (Referenced to Item 601(b) of Regulation S-K)

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

          (j)    1997   Incentive   Stock  Plan   of   Financial,
           incorporated   herein  by  reference  to   Financial's
           Registration Statement on Form S-8 (Registration  File
           No. 333-37805) filed October 14, 1997.

          (k)         1998  Employee  Stock  Plan  of  Financial,
           incorporated   herein  by  reference  to   Financial's
           Registration Statement on Form S-8 (Registration  File
           No. 333-37807) filed October 14, 1997.

          (l) Employment Letter with Ronald J. Kruszewski, filed herewith.

  13. Annual Report to Stockholders for the year ended December 31, 1997. Except for those portions of pages expressly incorporated by reference, the 1997 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

  21. List of Subsidiaries of Financial, filed herewith.

  23. (a) Consent of Independent Auditors, filed herewith.

  23. (b) Consent of Independent Accountants, filed herewith.

  27. (a) 1997 Financial Data Schedule BD, filed herewith.

  27. (b) 1995 and 1996 Restated Financial Data Schedule BD, filed herewith.

  27. (c) 1997 Restated Financial Data Schedule BD, filed herewith.

 (b)   Reports on Form 8-K:

     The Company filed a report on Form 8-K dated December 31, 1997. This report Form 8-K contained information under Item
  5. "Other Events". The Company announced that AEGON USA, Inc. Insurance Group had sold 1,207,500 shares of the Registrant's common stock. The Western and Southern Life Insurance Company and Stifel, Nicolaus Stock Ownership Plan and Trust had purchased 971,250 and 236,250 shares, respectively.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 26th day of March, 1998.



                               STIFEL FINANCIAL CORP.
                                          (Registrant)




                               By  /s/  Ronald J. Kruszewski
                                        -----------------------------
                                        Ronald J. Kruszewski
                                        (Principal Executive Officer)



                                   /s/  Stephen J. Bushmann
                                        -----------------------------
                                        Stephen J. Bushmann
                                        (Principal Financial and
                                        Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 20, 1998, in the capacities indicated.



    /s/George H. Walker III         Chairman of the Board
       George H. Walker III


    /s/Ronald J. Kruszewski         President, Chief Executive
       Ronald J. Kruszewski         Officer, and Director


    /s/Bruce A. Beda                Director
       Bruce A. Beda


    /s/Belle A. Cori                Director
       Belle A. Cori


    /s/Charles A. Dill              Director
       Charles A. Dill


    /s/Richard F. Ford              Director
       Richard F. Ford


    /s/John J. Goebel               Director
       John J. Goebel


    /s/Stuart I. Greenbaum          Director
       Stuart I. Greenbaum


    /s/Robert E. Lefton             Director
       Robert E. Lefton


    /s/James M. Oates               Director
       James M. Oates

               [Deloitte & Touche LLP letterhead]



Independent Auditors' Report






To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri:


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries as of December 31, 1997 and December 31, 1996, and for the years then ended, and have issued our report thereon dated February 20, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the 1997 and 1996 consolidated financial statement schedules of Stifel Financial Corp. and Subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 1997 and 1996 consolidated financial statement schedules, when considered in relation to the basic 1997 and 1996 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

February 20, 1998
St. Louis, Missouri

              [Coopers & Lybrand L.L.P. letterhead]


                Report of Independent Accountants



Stockholders and Board of Directors
Stifel Financial Corp.
St. Louis, Missouri

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Stifel Financial Corp. and Subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Stifel Financial Corp. and Subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                     /s/ Coopers & Lybrand L.L.P.


St. Louis, Missouri
February 25, 1996

              [Coopers & Lybrand L.L.P. letterhead]




                Report of Independent Accountants








Board of Directors
Stifel Financial Corp.
St. Louis, Missouri:


Our report on the consolidated statements of operations, stockholders' equity and cash flows of Stifel Financial Corp. and Subsidiaries is included on page 18 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for the year ended December 31, 1995 listed in the index on page 12 of this Form
10-K.

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


                                    /s/  Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 25, 1996

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CONDENSED BALANCE SHEETS

                               STIFEL FINANCIAL CORP.


                                            Dec. 31, 1997    Dec. 31, 1996
                                            -------------    -------------

ASSETS

Cash                                          $     9,155      $     9,155
Due from subsidiaries (a)                       3,615,656        3,711,973
Investment in subsidiaries (a)                 47,214,574       41,262,901
Office equipment and leasehold improvements,
  less allowances for depreciation and
  amortization of $10,449,850 and $9,705,941,
  respectively                                  2,136,544        2,182,025
Investments, at cost                            1,373,424          815,764
Goodwill, net of amortization of $554,095
  and $462,235, respectively                    1,815,047        1,906,907
Other assets                                    2,427,287        1,389,304
                                              -----------      -----------
  TOTAL ASSETS                                $58,591,687      $51,278,029
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiaries (a)                       $ 2,238,164      $ 1,739,432
Obligation under capital lease                    522,498          580,945
Long-term debt                                  5,000,000       10,000,000
Other liabilities                                 749,881        1,206,523
                                              -----------      -----------
  TOTAL LIABILITIES                             8,510,543       13,526,900

Stockholders' Equity:
Capital stock                                   1,001,733          715,158
Additional paid-in capital                     37,006,108       21,402,971
Retained earnings                              17,425,321       16,733,073
                                              -----------      -----------
                                               55,433,162       38,851,202

Less treasury stock, at cost                    1,988,915          892,892
Less unearned employee stock ownership
  plan shares                                   3,179,125               --
Less  unamortized expense of restricted
  stock awards, at cost                           184,978          207,181
                                              -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                   50,081,144       37,751,129
                                              -----------      -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $58,591,687      $51,278,029
                                              ===========      ===========
(a)  Eliminated in consolidation.

See Notes to Consolidated Financial Statements (Item 8)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (continued)

                          CONDENSED STATEMENTS OF OPERATIONS

                               STIFEL FINANCIAL CORP.



                                               Years Ended December 31,
                                      ---------------------------------------
                                          1997          1996          1995
                                          ----          ----          ----
Revenues:

     Lease                             $1,202,248    $1,406,556   $1,708,160

     Other                                 95,015       (59,024)    (162,347)
                                       ----------     ----------   ----------
                                        1,297,263     1,347,532    1,545,813

Expenses:

     Depreciation and amortization      1,294,108     1,431,798    1,751,250

     Professional fees                    290,554       246,178      170,664

     Provision for doubtful collection         --       300,000           --

     Miscellaneous                        194,419       159,460      135,363
                                       ----------    ----------   ----------
                                        1,779,081     2,137,436    2,057,277
                                       ----------    ----------   ----------
Loss before income taxes                 (481,818)     (789,904)    (511,464)

(Benefit) provision for income taxes     (201,150)     (343,024)      52,100

Loss before equity in net
     income of subsidiaries              (280,668)     (446,880)    (563,564)


Equity in net income of subsidiaries    5,951,674     3,839,382    1,207,085
                                       ----------    ----------   ----------
     NET INCOME                        $5,671,006    $3,392,502   $  643,521
                                       ==========    ==========   ==========


See Notes to Consolidated Financial Statements (Item 8)

              SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       (continued)

                               CONDENSED STATEMENTS OF CASH FLOWS
                                     STIFEL FINANCIAL CORP.
                                                              Years Ended December 31,
                                                    -----------------------------------------------
                                                        1997               1996             1995
                                                        ----               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 5,671,006        $ 3,392,502      $   643,521
  Non-cash items included in net income:
    Depreciation and amortization                     1,294,108          1,431,798        1,751,250
    Unrealized (gain) loss on investment               (127,590)           115,000            --
    Deferred tax (benefit) provision                   (123,902)          (234,353)         105,547
    Undistributed (income) of subsidiaries           (5,951,674)        (3,839,382)      (1,207,085)
    Amortization and forfeitures of restricted
      stock awards and stock benefits                   172,357             75,055           84,346
                                                    -----------        -----------      -----------
                                                        934,305            940,620        1,377,579
  Net change in due to/due from subsidiaries            595,049          1,512,913          730,442
  (Increase) decrease in other assets                  (796,569)         1,487,309       (1,162,037)
  (Decrease) increase in other liabilities             (169,235)          (379,298)         393,193
                                                    -----------        -----------      -----------
CASH PROVIDED BY OPERATING ACTIVITIES                   563,550          3,561,544        1,339,177
                                                    -----------        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
       Shares issued                                  2,071,564                 --               --
       Long-term debt                                 5,000,000                 --               --
       Employee stock purchase plan                     727,208            616,670          755,274
       Exercised options                                101,082              3,098          123,503
       Dividend reinvestment plan                         7,936             12,570            9,533
  Payments for:
       Retirement of long-term debt                         - -           (760,000)        (760,000)
       Purchase of stock for treasury                (2,926,452)          (520,321)        (546,615)
       Purchase unearned ESOP shares                 (3,178,125)                --               --
       Principal payments under capital lease          (392,248)          (433,284)        (255,053)
       Cash dividend and rights redemption             (608,968)          (625,128)        (500,611)
                                                    -----------        -----------      -----------
CASH USED FOR FINANCING ACTIVITIES                      801,997         (1,706,395)      (1,173,969)
                                                    -----------        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
       Distributions/sales received on investments       62,020             36,360           94,893
       Sales of office equipment and leasehold
         Improvements                                   144,512             23,405          909,762
  Payments for:
       Acquisition of investments                      (633,739)        (1,513,232)              --
       Office equipment and leasehold improvements     (938,340)          (401,682)      (1,169,863)
                                                    -----------        -----------      -----------
CASH USED FOR INVESTING ACTIVITIES                   (1,365,547)        (1,855,149)        (165,208)
                                                    -----------        -----------      -----------
Increase in cash                                              0                  0                0
Cash (beginning of period)                                9,155              9,155            9,155
                                                    -----------        -----------      -----------
Cash (end of period)                                $     9,155        $     9,155      $     9,155
                                                    ===========        ===========      ===========

Supplemental Disclosures of Cash Flow Information
  Schedule of Non-cash Investing and Financing Activities
       Fixed assets acquired under capital lease    $   405,000        $   240,000               --
       Restricted stock awards, net of forfeitures  $   153,000        $   182,000      $     3,000
       Employee stock ownership shares issued       $   300,000        $   280,000               --
       Debt converted to stock                      $10,000,000                 --               --
       Stock dividends distributed                  $ 4,370,000        $ 1,786,000      $ 1,406,000

See Notes to Consolidated Financial Statements (Item 8)

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
           COL. A                                COL. B             COL. C               COL. D              COL. E
           ------                                ------             ------               ------              -------
                                               Balance at            Additions                                Balance
                                                Beginning         Charged to Costs                            at End
          Description                           of Period          and Expenses          Deductions         of Period
          -----------                          ----------         ----------------       ----------         ----------
Year Ended December 31, 1997:
    Deducted from asset
      account: Allowances
      for doubtful accounts                      $581,946               $2,038            $28,093  <F1>       $555,891
    Deducted from asset
      account:  Allowances
      for doubtful notes receivables            2,551,627              235,229            410,505  <F2>      2,376,351
    Deducted from asset
      account:  Allowances for doubtful
      collection of other assets                  300,000               62,000            300,000  <F4>         62,000
    Deducted from asset
      account: Reserves for investments           735,362              175,154            230,670  <F3>        679,846
    Deducted from asset
      account: Reserves for securities owned      200,000                    0                  0              200,000
Year Ended December 31, 1996:
    Deducted from asset
      account: Allowances for
      doubtful accounts                          $804,916              $28,400           $251,370  <F1>       $581,946
    Deducted from asset
      account:  Allowances for
      doubtful notes receivables                3,002,220              173,467            624,060  <F2>      2,551,627
    Deducted from asset
      account:  Allowances for
      doubtful collection of other assets               0              300,000                  0              300,000
    Deducted from asset
      account: Reserves for investments           628,362              115,000              8,000  <F3>        735,362
    Deducted from asset
      account: Reserves for securities owned      200,000                    0                  0              200,000
Year Ended December 31, 1995:
    Deducted from asset
      account: Allowances for
      doubtful accounts                        $1,070,985             $      0           $266,069  <F1>       $804,916
    Deducted from asset
      account:  Allowances for
      doubtful notes receivables                2,560,617              802,004            360,401  <F2>      3,002,220
    Deducted from asset
      account: Reserves for investments           962,795               88,500            422,933  <F3><F5>    628,362
    Deducted from asset
      account: Reserves for securities owned            0                    0           (200,000) <F5>        200,000
---------------------------

<F1>  Uncollected accounts written off and recoveries.
<F2>  Uncollected notes written off and recoveries.
<F3>  Investments disposed of.
<F4>  Uncollected asset written off.
<F5>  Reserve balance reclassified from Reserve for investments to conform to 1995 presentation.

                          EXHIBIT INDEX

             Stifel Financial Corp. and Subsidiaries
                   Annual Report on Form 10-K
                  Year Ended December 31, 1997

Exhibit
Number      Description
-------     -----------
10.  (l)    Employment  Letter with Ronald J. Kruszewski, filed herewith.

13.         1997 Annual Report to Stockholders.*

21.         Subsidiaries of Stifel Financial Corp.

23. (a)     Consent of Independent Auditors.

23. (b)     Consent of Independent Accountants.

27. (a)     1997 Financial Data Schedule BD.

27. (b)     1995 and 1996 Restated Financial Data Schedule BD.

27. (c)     1997 Restated Financial Data Schedule BD.


*  Certain  portions  of the Annual Report  to  Stockholders  are
incorporated   herein  by  reference;  the   Annual   Report   to
Stockholders is not to be deemed filed as a part of  this  Annual
Report on Form 10-K.