Form 10-Q
period 1998-03-31
STIFEL FINANCIAL CORP
filed 1998-05-15
CIK 720672

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



(Mark One)
[x]    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                                    OR
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

Shares of common stock outstanding at March 31, 1998:  6,758,568, par value
$0.15.

Exhibit Index is on page 16.

                  Stifel Financial Corp. And Subsidiaries

                              Form 10-Q Index

                              March 31, 1998




                                                                PAGE
PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       March 31, 1998 and December 31, 1997                      4

     Consolidated Statements of Operations --
       Three Months Ended March 31, 1998 and March 27, 1997      5

     Consolidated Statements of Cash Flows--
       Three Months Ended March 31, 1998 and March 27, 1997     6-7

     Notes to Consolidated Financial Statements                 8-9

Item 2.  Management's Discussion and Analysis of Results
       of Operations and Financial Condition                   10-12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       13
Item 4.  Submission of Matters to a Vote of Security Holders     13
Item 6.  Exhibit(s) and Report(s) on Form 8-K                    13
Signatures                                                       14

PART I.  FINANCIAL CONDITION
Item 1. Financial Statements (Unaudited)
                     STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      (UNAUDITED) (In thousands, except par values and share amounts)
                                              March 31,        December 31,
                                                1998              1997
                                             ------------      ------------
ASSETS
Cash and cash equivalents                     $   9,537         $  15,367
Cash segregated for the exclusive benefit
  of customers                                      179               177
Receivable from brokers and dealers              25,509            35,223
Receivable from customers, net of
  allowance for doubtful accounts of
  $556 and $556, respectively                   227,179           218,301
Securities owned, at fair value                  25,315            19,212
Membership in exchanges, at cost                    513               513
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $11,178 and $10,890,
  respectively                                    3,591             2,227
Goodwill, net of accumulated amortization
  of $1,491 and $1,414, respectively              4,104             4,181
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables of
  $1,093 and $2,376, respectively                 5,075             4,249
Refundable income taxes                              63                65
Deferred tax asset                                4,002             4,577
Other assets                                     10,867            11,392
                                              ---------         ---------
                                              $ 315,934         $ 315,484
                                              =========         =========
                     STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED) (UNAUDITED) (In thousands, except par values and share amounts)
                                              March 31,       December 31,
                                                1998             1997
                                            ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks              $  37,700         $  89,150
Payable to brokers and dealers                  126,295            73,708
Payable to customers                             43,696            39,239
Securities sold, but not yet purchased, at
  fair value                                      4,894             4,264
Drafts payable                                   15,364            13,966
Accrued employee compensation                    11,832            19,247
Obligations under capital leases                    434               522
Accounts payable and accrued expenses            12,854            15,707
Long-term debt                                    9,600             9,600
                                              ---------         ---------
       Total Liabilities                        262,669           265,403
         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 6,760,728
  and 6,678,223 shares, respectively              1,014             1,002
Additional paid-in capital                       37,370            37,006
Retained earnings                                19,249            17,425
                                              ---------         ---------
                                                 57,633            55,433
Less:
 Treasury stock, at cost, 2,160 and
   168,648 shares, respectively                      22             1,989
 Unamortized expense of restricted
   stock awards                                   1,168               185
 Unearned employee stock ownership plan
   shares, at cost, 236,250 shares                3,178             3,178
                                              ---------         ---------
       Total Stockholders' Equity                53,265            50,081
                                              ---------         ---------
                                              $ 315,934         $ 315,484
                                              =========         =========
              See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                  (In thousands, except per share amounts)

                                            Three Months Ended
                                         March 31,        March 27,
                                           1998             1997
                                       -----------      ----------
REVENUES
  Commissions                          $  13,609        $  11,420
  Principal transactions                   9,363            5,266
  Investment banking                       3,553            7,696
  Interest                                 4,755            4,045
  Other                                    4,559            3,418
                                       ---------        ---------
                                          35,839           31,845

EXPENSES
  Employee compensation and benefits      22,644           20,215
  Commissions and floor brokerage            649              695
  Communications and office supplies       1,965            1,660
  Occupancy and equipment rental           2,105            1,727
  Interest                                 2,539            2,351
  Other operating expenses                 2,519            2,445
                                       ---------        ---------
                                          32,421           29,093
                                       ---------        ---------
INCOME BEFORE INCOME TAXES                 3,418            2,752

  Provision for income taxes               1,365            1,105
                                       ---------        ---------
   NET INCOME                          $   2,053        $   1,647


  Net income per share:
    Basic                              $    0.32        $    0.33
    Diluted                            $    0.30        $    0.27
  Dividends declared per share         $    0.03        $    0.03
  Average common equivalent shares
outstanding:
    Basic                                  6,458            4,949
    Diluted                                6,788            6,588


              See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)(In thousands)
                                                Three Months Ended
                                            March 31,         March 27,
                                              1998              1997
                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                               $   2,053         $   1,647
  Noncash items included in
      earnings:
    Depreciation and amortization                365               383
    Net gains on investments                    (234)              (25)
    Bonus notes amortization                     431               330
    Deferred compensation                        248               175
    Deferred tax provision                       576               119
    Restricted stock awards amortization          63                25
                                           ---------         ---------
                                               3,502             2,654

Decrease (increase) in operating
    receivables                                  836           (36,813)
Increase in operating payables                57,044            11,380
(Increase) decrease in assets:
    Cash segregated for the exclusive
      benefit of customers                        (1)              174
    Securities owned                          (6,102)           (8,551)
    Notes receivable from officers and
      employees                               (1,097)             (263)
    Other assets                                 572             1,519
Increase (decrease) in liabilities:
    Securities sold, but not yet purchased       631               307
    Drafts payable, accounts payable and
      accrued expenses, and accrued
      employee compensation                   (8,684)           (5,134)
                                           ---------         ---------
Cash Provided By (Used For)
    Operating Activities                   $  46,701         $ (34,727)
                                           =========         =========
              See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    (UNAUDITED)(In thousands)
                                                 Three Months Ended
                                             March 31,       March 27,
                                               1998            1997
                                          ------------    ------------
Cash Provided By (Used For) Operating
Activities - from previous page             $  46,701      $ (34,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                    (51,450)        33,975
  Proceeds from:
   Issuance of stock                              908            744
   Temporary subordinated debt                    - -          8,000
  Payments for:
   Repurchase of stock                            (78)          (796)
   Temporary subordinated debt                    - -         (8,000)
   Principal payments under capital
    lease obligation                              (88)          (103)
   Cash dividends                                (199)          (143)
                                             ---------      ---------
Cash (Used For) Provided By
   Financing Activities                       (50,907)        33,677
                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of office equipment                       - -              3
   Sale of investments                             28            - -
  Payments for:
   Acquisition of office equipment and
    leasehold improvements                     (1,651)          (161)
   Acquisition of investments                     - -           (626)
                                             ---------      ---------
Cash Used For Investing Activities             (1,623)          (784)
                                             ---------      ---------
   Decrease in cash and cash equivalents       (5,829)        (1,834)
   Cash and cash equivalents -
    beginning of period                        15,366          7,960
                                             ---------      ---------
Cash and Cash Equivalents - end of period    $  9,537       $  6,126
                                             =========      =========
Supplemental disclosure of cash flow
    information:
   Income tax payments                       $  1,124       $     49
   Interest payments                         $  2,343       $  2,449
Schedule of noncash investing and
    financing activities:
   Fixed assets acquired under
    capital lease                                 - -       $    292
  Employee stock ownership plan                   - -       $    300
  Restricted stock awards, net of
    forfeitures                              $  1,033            - -
  Stock dividend distributable               $     30            - -
         See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

  At  March  31,  1998, SN & Co. had net capital  of  $32,028,000 which was 12.32% of its aggregate debit items and $26,829,000 in excess of the minimum required net capital.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1997, the Company adopted SFAS No.125, which was effective for transfers of financial assets made after December 31, 1996, except for transfers of certain financial assets for which the effective date has been delayed for one year. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of the provisions of SFAS No. 125 had no material effect on the Company's financial condition or results of operations.

NOTE D - EARNINGS PER SHARE

  During 1997, the Company adopted SFAS 128. The following table reflects a reconciliation between Basic EPS and Diluted EPS.

                                     March  31, 1998                       March 27, 1997
-----------------------------------------------------------------------------------------------------------
 (In thousands,except         Income        Shares       Per Share     Income         Shares    Per Share
   per share amounts)       (Numerator)  (Denominator)     Amount    (Numerator)   (Denominator)   Amount
Basic Earnings Per Share
 Income available to
  shareholders                 $2,053         6,458          $0.32        $1,647        4,949        $0.33
-----------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share
Effect of Dilutive Securities:
 Options, ESPP, and
  deferred compensation           - -           330            - -           - -          150          - -
 Convertible debt                 - -           - -            - -           129        1,489          - -
 Income available to
  common stockholders
  and assumed conversions      $2,053         6,788          $0.30        $1,776        6,588        $0.27
-----------------------------------------------------------------------------------------------------------

NOTE E - SUBSEQUENT EVENT

  On April 28, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on May 28, 1998 to stockholders of record May 12, 1998.

                             ******

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition

  Results of Operations
  Three months ended March 1998 and March 1997

  The Company continued to benefit from strong market conditions as revenues rose $4.0 million (13%) to $35.8 million for the first quarter ended March 31, 1998, compared to total revenues of $31.8 million for the same period one year earlier. Net income for the period increased $406,000 (25%) to $2,053,000 compared to $1,647,000 recorded in last year's first quarter. Net income per diluted share was $0.30 compared to $0.27 in the 1997 first quarter.

  Revenue from commissions increased $2.2 million (19%) to $13.6 million, principally as a result of improved investment executive production. Main components for the increase were from sales of mutual funds - up $957,000 (35%); listed equity securities - up
$533,000  (19%);  and  over-the-counter equity  securities  -  up
$416,000 (9%).

  Principal transaction revenues are primarily derived from over-the-counter and fixed income inventory activities. Inventories of these securities are maintained to meet client needs. Realized and unrealized gains and losses that result from holding and trading these securities are included in principal
transactions.   Revenues  from principal  transactions  increased
$4.1 million (78%) to $9.4 million. The increase resulted primarily from a unit investment trust ("Trust") underwritten by SN & Co. The trust consisted of a portfolio of common stocks issued by financial institutions having operations mainly in the Midwest.

  Investment banking revenue decreased $4.1 million (54%) to $3.6 million for the quarter. The decrease resulted from fewer underwritings of Trust Preferred and mortgage Real Estate Investment Trust (REIT) transactions. Last year's first quarter was especially strong as $6.4 million of revenue was generated from these transactions. Revenues from investment banking transactions, particularly underwritings, can fluctuate significantly from quarter-to-quarter.

  Interest  revenue  increased $710,000  (18%)  to  $4.8  million
principally  as  a  result  of  interest  earned  from   customer
borrowings on margin accounts.

  Other  revenues increased $1.1 million (33%) to  $4.6  million.
Main  components of the increase resulted from increases in  fees from  investment advisory and management services -  up  $510,000
(36%) and customer service fees - up $316,000 (25%).

  Total  expenses increased $3.3 million (11%) to  $32.4  million
from   $29.1  million,  principally  as  a  result  of  increased compensation and benefits.

  Compensation and benefits, a significant portion of the Company's total expense, rose $2.4 million (12%) in the first quarter of 1998. A majority of the increase resulted from compensation that is variable in nature and grew in conjunction with the increases in revenues and profitability. This variable component increased $1.7 million (11%) compared to last year's first quarter. The fixed component of compensation, principally salaries, increased $747,000 (16%) as a result of normal year-to-year salary increases and the addition of approximately 50 non-sales associates since March of 1997. Growth occurred in key areas such as Equity Capital Markets and Investment Services, foundations for the Company's overall growth plans.

  Communications and Supplies increased $305,000  (18%)  to  $2.0
million,   primarily  as  a  result  of  costs  associated   with
improvements in communications technology and increased activity in the printing of sales materials.

  Occupancy and equipment rental increased $378,000 (22%) to $2.1 million, primarily as a result of a one-time credit recorded in 1997 related to the renegotiation of a long-term office space lease which had been previously accrued. Without the effect of the one-time credit, occupancy and equipment rental would have increased $60,000 (3%).

Impact of Year 2000 Software Issues

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions. The potential costs and uncertainties associated with this issue will depend on a number of factors including software, hardware, and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, vendors, and borrowers. This is a significant undertaking for securities firms, as virtually every aspect of the sale of securities and related processing of transactions will be affected and the consequences for noncompliance will be significant.

  A significant portion of the Company's operations and information systems are provided by third-party service providers. The Company has developed a plan to analyze how the
Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Given the Company's exposure to third-party service providers, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. The interdependent nature of securities transactions and the success of the Company's external counterparties and vendors in dealing with this issue could significantly influence the Company's estimate of the impact the Year 2000 will have on its business.

Liquidity and Capital Resources

  The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long term notes payable, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

  Management  believes  the  funds  from  operations,   available
informal    short-term   credit   arrangements,   and   long-term
borrowings, at March 31, 1998, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At March 31, 1998, Stifel, Nicolaus had net capital of approximately $32.0 million which exceeded the minimum net capital requirements by approximately $26.8 million.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
     There  were  no  other material changes in the  other  legal proceedings previously reported in the Company's Annual  Report
  on  Form  10-K  for  the year ended December  31,  1997.   Such
  information is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
  (a)  The  Annual meeting of Stockholders was held on April  28,
     1998, for the election of three directors and for the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1998.

  (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act. There was no solicitation in opposition to the Board of Directors' proposals as listed in the Proxy Statement and all of the proposals were passed.

Item 6. Exhibit(s) and Report(s) on Form 8-K
  (a)    Exhibit No.
   (Reference to Item 601(b)
      of Regulation S-K)           Description
-----------------------------------------------------------------
            27                 Financial  Data  Schedule
                     (furnished to the Securities and Exchange
                          Commission for Electronic Data
                        Gathering, Analysis, and Retrieval
                              [EDGAR] purposes only)
   (b)  Report(s) on Form 8-K

     The company filed a report on Form 8-K dated December 31,1997. This report Form 2-K contained information under Item
  5. "Other Events". The Company announced that AEGON USA, Inc. Insurance Group had sold 1,207,500 shares of the Registrant's common stock. The Western and Southern Life Insurance Company and Stifel, Nicolaus Stock Ownership Plan and Trust had purchased 971,250 and 236,250 shares, respectively.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STIFEL FINANCIAL CORP.
                                              (Registrant)

Date: May 14, 1998                    By   /s/ Ronald J. Kruszewski
                                            Ronald J. Kruszewski
                                           (President and
                                            Chief Executive Officer)



Date: May 14, 1998                    By  /s/ Stephen J. Bushmann
                                           Stephen J. Bushmann
                                          (Principal Financial and
                                           Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                         March 31, 1998





  Exhibit
   Number                  Description
---------------------------------------------------------------
     27              Financial Data Schedule
                 (furnished to the Securities and Exchange
                  Commission for Electronic Data
                 Gathering, Analysis, and Retrieval
                     [EDGAR] purposes only)