Form 10-Q
period 1998-06-30
STIFEL FINANCIAL CORP
filed 1998-08-14
CIK 720672

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-Q



(Mark One)
[x]    QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                                 OR
[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

              Commission file number         1-9305

                            STIFEL FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                43-1273600
(State or other jurisdiction of
 incorporation or organization)       (I.R.S.  Employer Identification No.)

  500 N. Broadway, St. Louis, Missouri             63102-2188
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

Shares of common stock outstanding at June 30, 1998: 6,774,516, par value $0.15.

Exhibit Index is on page 15.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                          June 30, 1998




                                                                 PAGE
PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 30, 1998 and December 31, 1997                       3-4

     Consolidated Statements of Operations --
       Three Months Ended June 30, 1998 and June 27, 1997         5

     Consolidated Statements of Operations --
       Six Months Ended June 30, 1998 and June 27, 1997           6

     Consolidated Statements of Cash Flows--
       Six Months Ended June 30, 1998 and June 27, 1997          7-8

     Notes to Consolidated Financial Statements                  9-10

Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                         11-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       15
Item 6.  Exhibit(s) and Report(s) on Form 8-K                    15
Signatures                                                       16

PART I.  FINANCIAL CONDITION
Item 1. Financial Statements (Unaudited)
                         STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (UNAUDITED) (In thousands, except par values and share amounts)
                                              June 30,       December 31,
                                                1998             1997
                                            ------------     ------------
ASSETS
Cash and cash equivalents                     $   9,894        $  15,366
Cash segregated for the exclusive benefit
  of customers                                      180              177
Receivable from brokers and dealers              43,747           35,223
Receivable from customers, net of
  allowance for doubtful accounts of
  $556 and $556, respectively                   222,249          218,301
Securities owned, at fair value                  30,799           19,212
Membership in exchanges, at cost                    513              513
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $11,574 and $10,890,
  respectively                                    4,259            2,227
Goodwill, net of accumulated amortization
  of $1,568 and $1,414, respectively              4,027            4,181
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables of
  $1,054 and $2,376, respectively                 6,454            4,249
Deferred tax asset                                3,924            4,577
Other assets                                     19,174           11,458
                                              ---------        ---------
                                              $ 345,220        $ 315,484
                                              =========        =========

                    STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
             (UNAUDITED) (In thousands, except par value and share amounts)
                                              June 30,      December 31,
                                                1998             1997
                                            ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks             $  69,600        $  89,150
Payable to brokers and dealers                 135,733           73,708
Payable to customers                            32,994           39,239
Securities sold, but not yet purchased, at
  fair value                                     3,508            4,264
Drafts payable                                  11,512           13,966
Accrued employee compensation                   14,827           19,247
Obligations under capital leases                   840              522
Accounts payable and accrued expenses           11,753           15,707
Long-term debt                                   9,970            9,600
                                             ---------        ---------
       Total Liabilities                       290,737          265,403
         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 6,776,928
  and 6,678,223 shares, respectively             1,016            1,002
Additional paid-in capital                      37,470           37,006
Retained earnings                               20,269           17,425
                                             ---------        ---------
                                                58,755           55,433
Less:
 Treasury stock, at cost, 2,412 and
  168,648 shares, respectively                      28            1,989
 Unamortized expense of restricted
  stock awards                                   1,066              185
 Unearned employee stock ownership plan
  shares, at cost, 236,250 shares                3,178            3,178
                                             ---------        ---------
       Total Stockholders' Equity               54,483           50,081
                                             ---------        ---------
                                             $ 345,220        $ 315,484
         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                             Three Months Ended
                                            June 30,         June 27,
                                             1998              1997
                                         ------------      ------------
REVENUES
  Commissions                             $  13,982         $  11,879
  Principal transactions                      6,006             4,850
  Investment banking                          3,676             4,028
  Interest                                    5,115             6,002
  Other                                       5,293             3,901
                                          ---------         ---------
                                             34,072            30,660

EXPENSES
  Employee compensation and benefits         21,239            17,380
  Commissions and floor brokerage               701               739
  Communications and office supplies          2,121             1,792
  Occupancy and equipment rental              2,223             2,195
  Interest                                    2,883             4,132
  Other operating expenses                    2,805             2,858
                                          ---------         ---------
                                             31,972            29,096
                                          ---------         ---------
INCOME BEFORE INCOME TAXES                    2,100             1,564

  Provision for income taxes                    876               643
                                          ---------         ---------
NET INCOME                                $   1,224         $     921


  Net income per share:
    Basic                                 $    0.19          $   0.19
    Diluted                               $    0.18          $   0.16
  Dividends declared per share            $    0.03          $   0.03
  Average common equivalent shares
outstanding:
    Basic                                     6,533             4,936
    Diluted                                   6,903             6,605


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                            Six Months Ended
                                          June 30,       June 27,
                                            1998           1997
                                         ---------      ---------
 REVENUES
  Commissions                            $  27,591      $  23,299
  Principal transactions                    15,556         10,117
  Investment banking                         7,230         11,723
  Interest                                   9,870         10,047
  Other                                      9,664          7,318
                                         ---------      ---------
                                            69,911         62,504

EXPENSES
  Employee compensation and benefits        43,883         37,595
  Commissions and floor brokerage            1,350          1,434
  Communications and office supplies         4,086          3,452
  Occupancy and equipment rental             4,328          3,921
  Interest                                   5,423          6,483
  Other operating expenses                   5,324          5,303
                                         ---------      ---------
                                            64,394         58,188
                                         ---------      ---------
INCOME BEFORE INCOME TAXES                   5,517          4,316

  Provision for income taxes                 2,241          1,748
                                         ---------      ---------
   NET INCOME                            $   3,276      $   2,568


  Net income per share:
    Basic                                $    0.50      $    0.52
    Diluted                              $    0.48      $    0.43
  Dividends declared per share           $    0.06      $    0.06
  Average common equivalent shares
outstanding:
    Basic                                    6,497          4,942
    Diluted                                  6,845          6,597


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)(In thousands)
                                                Six Months Ended
                                           June 30,          June 27,
                                             1998              1997
                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $   3,276         $   2,568
  Noncash items included in earnings:
    Depreciation and amortization               837               775
    Bonus notes amortization                    336               578
    Deferred items                              901             1,160
    Restricted stock awards amortization        217                57
                                          ---------         ---------
                                              5,567             5,138

(Increase) decrease in assets:
  Operating receivables                     (12,472)          (78,295)
  Cash segregated for the exclusive
    benefit of customers                         (3)              223
  Securities owned                          (11,587)           (1,142)
  Notes receivable from officers and
    employees                                (2,541)             (444)
  Other assets                               (1,938)            1,449
Increase (decrease) in liabilities:
  Operating payables                         55,780            31,892
  Securities sold, but not yet purchased       (756)              278
  Drafts payable, accounts payable and
    accrued expenses, and accrued
    employee compensation                   (11,076)           (6,196)
                                          ---------         ---------
Cash Provided By (Used For)
  Operating Activities                    $  20,974         $ (47,097)
                                          =========         =========
         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    (UNAUDITED)(In thousands)
                                                Six Months Ended
                                           June 30,        June 27,
                                             1998            1997
                                          ---------       ---------
Cash Provided By (Used For) Operating
Activities - from previous page           $  20,974       $ (47,097)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of office equipment                     - -               3
   Sale of investments                           51             - -
  Payments for:
   Acquisition of office equipment and
    leasehold improvements                   (2,221)           (571)
   Acquisition of investments                (5,828)           (798)
                                           ---------       ---------
Cash Used For Investing Activities           (7,998)         (1,366)
                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                  (19,550)          48,175
  Proceeds from:
   Issuance of stock                          1,397              783
   Temporary subordinated debt                  - -            8,000
   Issuance of Long-term debt                   370              - -
  Payments for:
   Repurchase of stock                          (86)          (1,110)
   Temporary subordinated debt                  - -           (8,000)
   Principal payments under capital
    lease obligation                           (177)            (208)
   Cash dividends                              (402)            (284)
                                          ---------        ---------
Cash (Used For) Provided By
   Financing Activities                     (18,448)          47,356
                                          ---------        ---------
   Decrease in cash and cash equivalents     (5,472)          (1,107)
   Cash and cash equivalents -
    beginning of period                      15,366            7,960
                                          ---------        ---------
Cash and Cash Equivalents-end of period   $   9,894        $   6,853
                                          =========        =========
Supplemental disclosure of cash flow
  information:
   Income tax payments                    $   3,867        $   1,864
   Interest payments                      $   5,238        $   5,866
Schedule of noncash investing and
  financing activities:
   Fixed assets acquired under
    capital lease                         $     495        $     292
   Employee stock ownership plan                - -        $     287
   Restricted stock awards, net of
    forfeitures                           $   1,015              - -
   Stock dividend distributable           $      30              - -
         See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

  At  June  30,  1998,  SN & Co. had net capital  of  $29,130,000 which was 11.00% of its aggregate debit items and $23,834,000 in excess of the minimum required net capital.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1997, the Company adopted the original provisions of SFAS No.125, which was effective for transfers of financial assets made after December 31, 1996, except for transfers of certain financial assets for which the effective date had been delayed for one year. The Company adopted the delayed Provision in 1998. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of the provisions of SFAS No. 125 had no material effect on the Company's financial condition or results of operations.

  SFAS No.130 "Reporting Comprehensive Income" became effective for companies whose fiscal year began after December 15, 1997. SFAS 130 establishes standards for the display of comprehensive income. The Company has no reportable items to be included in comprehensive income and therefore comprehensive income and net income are the same.

NOTE D - EARNINGS PER SHARE

  During 1997, the Company adopted SFAS 128. The following table reflects a reconciliation between Basic EPS and Diluted EPS.

  Three Months Ended                June 30, 1998                      June 27, 1997
-----------------------------------------------------------------------------------------------------------
   (In thousands,except        Income       Shares        Per Share     Income       Shares      Per Share
     per share amounts)      (Numerator)  Denominator       Amount    (Numerator) (Denominator)    Amount
Basic Earnings Per Share
 Income available to
  shareholders                  $1,224        6,533           $0.19        $921         4,936       $0.19
-----------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share
Effect of Dilutive Securities:
  Options, ESPP, and
   deferred compensation           - -          370                         - -          180
  Convertible debt                 - -          - -                         129        1,489
  Income available to
   common stockholders
   and assumed conversions      $1,224        6,903           $0.18      $1,050       6,605         $0.16
-----------------------------------------------------------------------------------------------------------
  Six Months Ended                   June 30, 1998                     June 27, 1997
-----------------------------------------------------------------------------------------------------------
   (In thousands,except         Income      Shares        Per Share     Income       Shares      Per Share
    per share amounts)       (Numerator)  Denominator       Amount    (Numerator)  (Denominator)   Amount

Basic Earnings Per Share
   Income available to
    shareholders                $3,276        6,497           $0.50      $2,568         4,942       $0.52
Diluted Earnings Per Share
Effect of Dilutive Securities:
 Options, ESPP, and
  deferred compensation            - -          348                         - -           166
  Convertible debt                 - -          - -                         257         1,489
  Income available to
   common stockholders
   and assumed conversions      $3,276        6,845           $0.48      $2,825         6,597       $0.43
-----------------------------------------------------------------------------------------------------------

NOTE E - SUBSEQUENT EVENT

  On July 23, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on August 20, 1998 to stockholders of record August 6, 1998.

                             ******

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition

  Results of Operations
  Three months ended June 1998 and June 1997

  The Company recorded net earnings of $1.2 million or $0.18 per diluted share on total revenues of $34.0 million for the second quarter ended June 30,1998 compared to net earnings of $921,000 or $0.16 per diluted share on revenues of $30.7 million recorded for the same period one year earlier.

  Revenue from commissions increased $2.1 million (18%) to $14.0 million, principally due to increased investment executive production. Main components of the increase were from sales of mutual funds - up $1.1 million (44%); listed equity securities - up $372,000 (13%); over-the-counter equity securities - up $417,000 (9%); and insurance - up $284,000 (25%).

  Principal transaction revenues are primarily derived from the sale of over-the-counter and fixed income securities. Inventories of these securities are maintained to meet client needs. Realized and unrealized gains and losses that result from holding and trading these securities are included in principal transactions. Revenues from principal transactions increased
$1.1 million (24%) to $6.0 million. The increase resulted primarily from higher sales of these products.

  Other revenues increased $1.4 million (36%) to $5.3 million. Main components of the increase resulted from increases in fee revenues from investment advisory and management services - up $653,000 (43%); customer service fees - up $361,000 (29%); and
increases in gains on various investments held by the Company - up $435,000 (257%).

  Total expenses increased $2.9 million (10%) to $32 million principally as a result of increased compensation and benefits offset by a decrease in interest expense.

  Compensation  and  benefits,  a  significant  portion  of   the
Company's total expense, rose $3.9 million (22%) in the second quarter of 1998. A majority of the increase resulted from compensation that is variable in nature and grew in conjunction with the increases in revenues and profitability. This variable component increased $2.9 million (24%) compared to last year's second quarter. The fixed component of compensation, principally salaries, increased $1.0 million (19%) as a result of normal year-to-year salary increases and the addition of approximately 60 non-sales associates since June of 1997. Growth occurred in key areas such as Equity Capital Markets and Investment Services, foundations for the Company's overall growth plans.

  Communications and Supplies increased $329,000  (18%)  to  $2.1
million,   primarily  as  a  result  of  costs  associated   with
improvements in communications technology and increased activity in the printing of sales materials.

  Interest   expense  declined  $1.2  million  (30.2%)   due   to
decreased borrowings by the company to finance customers margin accounts.

  Six months ended June 1998 and June 1997

  The Company recorded net earnings of $3.3 million or $0.48 per diluted share on revenues of $70.0 million for the six months ended June 30, 1998 compared to $2.6 million or $0.43 per diluted share on revenues of $62.5 million for same period one year earlier.

  The increase in net earnings for the first six months of 1998 over the first six months of 1997 is attributed primarily to the increase in revenues. Total revenues increased $7.4 million (12%) as retail investor activity remained strong coupled with increased investment executive production.

  Commission revenue increased $4.3 million (18%) principally due to increased investment executive production. Main components of the increase were from sales of mutual funds - up $2.1 million (39%); listed equity securities - up $905,000 (16%); over-the-counter equity securities - up $833,000 (9%); and insurance - up $505,000 (28%).

  Principal  transaction revenues increased  $5.4  million  (54%)
principally due to revenue derived from the underwriting of a unit investment trust (trust) by Stifel Nicolaus & Company, Incorporated in the first quarter of 1998. The trust consisted of a portfolio of common stocks issued by financial institutions with operations mainly in the Midwest.

  Investment banking revenue decreased $4.5 million (38%) for the first six months of 1998 compared to the previous year's first six months. The decrease can be attributed to fewer underwritings of Trust Preferred and mortgage Real Estate Investment Trust (REIT) transactions. Last year's first half was especially strong as $6.4 million of revenue was generated from these transactions, most of which occurred in the first quarter.

  Other revenues increased $2.3 million (32%) for the first six months of 1998. Main components of the increase resulted from increases in fee revenues from investment advisory and managed account services - up $1.1 million (40%); customer service fees - up $648,000 (31%); and increases in gains on various investments held by the Company - up $631,000 (327%).

  Total expenses increased $6.2 million (11%) for the first half of 1998 over the previous year's first half principally due to increased compensation and benefits.

  Compensation and benefits increased $6.3 million (17%) in the first six months of 1998 over the same period one year earlier. A majority of the increase resulted from compensation that is variable in nature and grew in conjunction with the increases in revenues and profitability. This variable component increased $4.6 million (17%) compared to last year's first half. The fixed component of compensation, principally salaries, increased $1.7 million (18%) for the same reasons described in the three months results.

  Communications and supplies increased $634,000 (18%) as a result of costs associated with improvements in communications technology and increased activity in the printing of sales and promotional materials.

  Interest  expense declined $1.1 million (16%) primarily   as  a
result of  decreased customer borrowings.

Year 2000

    The Year 2000 issue is the result of computer programs currently written in a two-digit format rather than four digits to define the applicable year and therefore affecting the ability of computer systems to accurately process dates ending after December 31, 1999. The Company continues to review its computer systems and programs to prepare for the Year 2000 compliance. Such review includes internal and third party software: and more significantly, service providers' computer systems. A significant portion of the Company's internal programs are already year 2000 compliant.

    The Company's brokerage securities processing system is provided by a leading industry vendor. The Company has contacted and continues to cloesly monitor the implementation plans of the vendor. The vendor has completed a significant portion of its plans and expects to begin user testing in the fall of 1998.

    The Company believes that the incremental costs associated with modifications for internal software and systems will not be material to the Company's financial statements. However, the Company could be adversely affected if other organizations, including the vendor mentioned above, are unsuccessful in completing the required Year 2000 system modifications.

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

  Management  believes  the  funds  from  operations,   available
informal    short-term   credit   arrangements,   and   long-term
borrowings, at June 30, 1998, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At June 30, 1998, Stifel, Nicolaus had net capital of approximately $29.1 million which exceeded the minimum net capital requirements by approximately $23.8 million.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

           On August 7, 1998 the United States Tenth Circuit Court of Appeals affirmed the previous ruling by the United States District Court for the Western District of Oklahoma, to dismiss the State of Oklahoma suit against the Company seeking $
7.6 million in compensatory damages and that these damages be trebled. The State of Oklahoma suit alleged that the Company and two former executives of the Company committed violations of the Racketeer Influenced and Corrupt Organizations Act.

     There   were  no  other  material  changes  in   the   legal
proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such information is hereby incorporated by reference.


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

     There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STIFEL FINANCIAL CORP.
                                               (Registrant)

Date:August 14,1998              By      /s/Ronald J. Kruszewski
                                          Ronald J. Kruszewski
                                         (President and
                                         Chief Executive Officer)



Date:August 14,1998             By      /s/  Stephen J. Bushmann
                                         Stephen J. Bushmann
                                        (Principal Financial and
                                         Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                          June 30, 1998





 Exhibit
  Number                  Description
-----------------------------------------------------------------
    27               Financial Data Schedule
                 (furnished to the Securities and Exchange
                  Commission for Electronic Data
                 Gathering, Analysis, and Retrieval
                     [EDGAR] purposes only)