Form 10-Q
period 1998-09-30
STIFEL FINANCIAL CORP
filed 1998-11-13
CIK 720672

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

               Commission file number         1-9305

                            STIFEL FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                  43-1273600
(State  or  other  jurisdiction
of incorporation or organization)       (I.R.S. Employer Identification No.)

 500 N. Broadway, St. Louis, Missouri                63102-2188
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,including area code    314-342-2000


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

Shares  of  common  stock  outstanding  at  September  30,   1998:
6,782,809, par value $0.15.

Exhibit Index is on page 15.

              Stifel Financial Corp. And Subsidiaries

                          Form 10-Q Index

                        September 30, 1998


                                                                      PAGE
PART I.  FINANCIAL CONDITION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       September 30, 1998 and December 31, 1997                        3-4

     Consolidated Statements of Operations --
       Three Months Ended September 30, 1998 and September 26, 1997     5

     Consolidated Statements of Operations --
       Nine Months Ended September 30, 1998 and September 26, 1997      6

     Consolidated Statements of Cash Flows--
       Nine Months Ended September 30, 1998 and September 26, 1997     7-8

     Notes to Consolidated Financial Statements                        9-11

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                      12-15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              16
Item 6.  Exhibit(s) and Report(s) on Form 8-K                           16
Signatures                                                              17

PART I.  FINANCIAL CONDITION
Item 1. Financial Statements (Unaudited)
                     STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (In thousands, except par values and share amounts)
                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------
ASSETS
Cash and cash equivalents                    $     15,511      $     15,366
Cash segregated for the exclusive benefit
  of customers                                        176               177
Receivable from brokers and dealers                 5,421            35,223
Receivable from customers, net of
  allowance for doubtful accounts of
  $556 and $556, respectively                     199,911           218,301
Securities owned, at fair value                    26,413            19,212
Membership in exchanges, at cost                      513               513
  Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $11,997 and 10,890
  respectively                                      4,616             2,227
Goodwill, net of accumulated amortization
  of $1,645 and $1,414, respectively                4,113             4,181
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables of
  $1,221 and $2,376, respectively                   7,311             4,249
Deferred tax asset                                  3,078             4,577
Other assets                                       20,248            11,458
                                             ------------      ------------
                                             $    287,311      $    315,484
                                             ============      ============

                     STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
              (UNAUDITED) (In thousands, except par values and share amounts)
                                             September 30,     December 31,
                                                 1998             1998
                                             -------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks             $     24,375      $     89,150
Payable to brokers and dealers                    111,100            73,708
Payable to customers                               38,562            39,239
Securities sold, but not yet purchased, at
  fair value                                        1,462             4,264
Drafts payable                                      8,980            13,966
Accrued employee compensation                      15,220            19,247
Obligations under capital leases                      633               522
Accounts payable and accrued expenses              11,182            15,707
Long-term debt                                     20,570             9,600
                                             ------------      ------------
       Total Liabilities                          232,084           265,403
         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued                        --                --
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 6,808,102
  and 6,678,223 shares, respectively                1,021             1,002
Additional paid-in capital                         37,802            37,006
Retained earnings                                  21,032            17,425
                                             ------------      ------------
                                                   59,855            55,433
Less:
  Treasury stock, at cost, 25,293 and
    168,648 shares, respectively                      281             1,989
  Unamortized expense of restricted
    stock awards                                    1,169               185
  Unearned employee stock ownership plan
    shares, at cost, 236,250 shares                 3,178             3,178
                                             ------------      ------------
       Total Stockholders' Equity                  55,227            50,081
                                             ------------      ------------
                                             $    287,311      $    315,484
                                             ============      ============
          See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
              (In thousands, except per share amounts)

                                               Three Months Ended
                                        September 30,      September 26,
                                            1998               1997
                                        -------------      -------------
REVENUES
  Commissions                            $     14,231       $     13,505
  Principal transactions                        4,235              4,625
  Investment banking                            6,557              8,406
  Interest                                      4,765              5,957
  Other                                         4,471              4,152
                                         ------------       ------------
                                               34,259             36,645

EXPENSES
  Employee compensation and benefits           22,108             22,030
  Communications and office supplies            2,065              1,669
  Occupancy and equipment rental                2,344              2,048
  Interest                                      2,439              3,931
  Commissions and floor brokerage                 726                774
  Other operating expenses                      3,016              2,829
                                         ------------       ------------
                                               32,698             33,281
                                         ------------       ------------
INCOME BEFORE INCOME TAXES                      1,561              3,364

  Provision for income taxes                      594              1,352
                                         ------------       ------------
   NET INCOME                            $        967       $      2,012


  Net income per share:
    Basic                                $       0.15       $       0.40
    Diluted                              $       0.14       $       0.31
  Dividends declared per share           $       0.03       $       0.03
  Average common equivalent shares
outstanding:
    Basic                                       6,544              5,076
    Diluted                                     6,856              6,830

          See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
              (In thousands, except per share amounts)

                                               Nine Months Ended
                                        September 30,      September 26,
                                            1998               1997
                                        -------------      -------------
REVENUES
  Commissions                            $     41,822       $     36,804
  Principal transactions                       19,792             14,743
  Investment banking                           13,787             20,130
  Interest                                     14,634             16,004
  Other                                        14,135             11,468
                                         ------------       ------------
                                              104,170             99,149

EXPENSES
  Employee compensation and benefits           65,991             59,625
  Communications and office supplies            6,151              5,121
  Occupancy and equipment rental                6,672              5,969
  Interest                                      7,861             10,414
  Commissions and floor brokerage               2,076              2,208
  Other operating expenses                      8,340              8,132
                                         ------------       ------------
                                               97,091             91,469
                                         ------------       ------------
INCOME BEFORE INCOME TAXES                      7,079              7,680

  Provision for income taxes                    2,836              3,100
                                         ------------       ------------
   NET INCOME                            $      4,243       $      4,580


  Net income per share:
    Basic                                $       0.65       $       0.92
    Diluted                              $       0.62       $       0.73
  Dividends declared per share           $       0.09       $       0.09
  Average common equivalent shares
outstanding:
    Basic                                       6,513              4,989
    Diluted                                     6,887              6,682


          See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED)(In thousands)
                                                   Nine Months Ended
                                            September 30,     September 26,
                                                1998              1997
                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $      4,243      $      4,580
  Noncash items included in earnings:
    Depreciation and amortization                   1,337             1,150
    Bonus notes amortization                        1,157               906
    Deferred items                                  1,936             1,358
    Restricted stock awards amortization              351                96
                                             ------------      ------------
                                                    9,024             8,090

Decrease (increase)  in assets:
  Operating receivables                            48,192            15,846
  Cash segregated for the exclusive
    benefit of customers                                1               242
  Securities owned                                 (7,201)            1,679
  Notes receivable from officers and
    employees                                      (4,219)             (575)
  Other assets                                     (3,196)              534
Increase (decrease) in liabilities:
  Operating payables                               36,715            46,464
  Securities sold, but not yet purchased           (2,802)              108
  Drafts payable, accounts payable and
    accrued expenses, and accrued
    employee compensation                         (13,975)             (490)
                                             ------------      ------------
Cash Flows From Operating Activities         $     62,539      $     71,898

          See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    (UNAUDITED)(In thousands)
                                                   Nine Months Ended
                                            September 30,     September 26,
                                                1998              1997
                                            -------------     -------------
Cash Flows From Operating Activities -
  from previous page                         $     62,539      $     71,898
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of investments                                 72                57
  Payments for:
   Acquisition of office equipment and
    leasehold improvements                         (3,021)             (882)
   Acquisition of investments                      (5,808)             (900)
                                             ------------      ------------
Cash Flows From Investing Activities               (8,757)           (1,725)
                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                       (64,775)          (70,725)
  Proceeds from:
   Issuance of stock                                1,441               791
   Temporary subordinated debt                        - -             8,000
   Issuance of Long-term debt                      10,970               - -
  Payments for:
   Repurchase of stock                               (283)           (1,315)
   Temporary subordinated debt                        - -            (8,000)
   Principal payments under capital
    lease obligation                                 (384)             (308)
   Cash dividends                                    (606)             (425)
                                             ------------      ------------
Cash Flows From Financing Activities              (53,637)          (71,982)
                                             ------------      ------------
   Increase (decrease) in cash and
    cash equivalents                                  145            (1,809)
   Cash and cash equivalents -
    beginning of period                            15,366             7,960
                                             ------------      ------------
Cash and Cash Equivalents - end of period    $     15,511      $      6,151
                                             ============      ============
Supplemental disclosure of cash flow
  information:
   Income tax payments                       $      3,935      $      1,964
   Interest payments                         $      7,864      $     10,315
Schedule of noncash investing and
  financing activities:
   Fixed assets acquired under
    capital lease                            $        495      $        357
   Employee stock ownership plan                      - -      $        287
   Restricted stock awards, net of
    forfeitures                              $      1,264      $      1,607
   Debt Converted into Stock                          - -      $      2,500
   Stock Dividend Distributable              $         30               - -

         See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as "the Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

  At September 30, 1998, SN & Co. had net capital of $28,819,000 which was 11.80% of its aggregate debit items and $23,934,000 in excess of the minimum required net capital.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1997, the Company adopted the original provisions of, Statements of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective for transfers of financial assets made after December 31, 1996, except for transfers of certain financial assets for which the effective date had been delayed for one year. The Company adopted the delayed provisions in 1998. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of the provisions of SFAS No. 125 had no material effect on the Company's financial condition or results of operations.

  SFAS No. 130 "Reporting Comprehensive Income" became effective for companies whose fiscal year began after December 15, 1997. SFAS No. 130 establishes standards for the display of comprehensive income. The Company has no reportable items to be included in comprehensive income and therefore comprehensive income and net income are the same.

  On June 16, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," Effective for fiscal years beginning after June 15, 1999, with earlier adoption recommended. The Company does not expect the impact of the adoption of the provisions to be material to the Company's financial condition or results of operations.

NOTE D - EARNINGS PER SHARE ("EPS")

  During 1997, the Company adopted SFAS 128. The following table reflects a reconciliation between Basic EPS and Diluted EPS.

  Three Months Ended                 September 30, 1998                      September 26, 1997
------------------------------------------------------------------------------------------------------
   (In thousands,except       Income       Shares         Per         Income       Shares         Per
   per share amount)        (Numerator)  (Denominator)   Share      (Numerator)  (Denominator)   Share
Basic Earnings Per Share
 Income available to
  shareholders                  $967         6,544       $0.15         $2,012        5,076       $0.40
------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share
Effect of Dilutive Securities:
 Options, ESPP, and
  deferred compensation          - -           312         - -            - -          292         - -
 Convertible debt                - -           - -         - -             97        1,462         - -
 Income available to
  common stockholders
   and assumed conversions      $967         6,856       $0.14         $2,109        6,830       $0.31
------------------------------------------------------------------------------------------------------

  Nine Months Ended                  September 30, 1998                      September 26, 1997
  (In thousands,except        Income       Shares         Per         Income       Shares         Per
  per share amounts)        (Numerator)  (Denominator)   Share      (Numerator)  (Denominator)   Share
------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
 Income available to
  shareholders                $4,243         6,513       $0.65         $4,580        4,989       $0.92
------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share
Effect of Dilutive Securities:
 Options, ESPP, and
  deferred compensation          - -           374         - -            - -          214         - -
 Convertible debt                - -           - -         - -            290        1,479         - -
 Income available to
  common stockholders
  and assumed conversions     $4,243         6,887       $0.62         $4,870        6,682       $0.73
------------------------------------------------------------------------------------------------------

NOTE E - SUBSEQUENT EVENT
  On October 23, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on November 19, 1998 to stockholders of record November 5, 1998.

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition

  Results of Operations
  Three months ended September 1998 and September 1997

  The Company recorded net earnings of $967,000 or $0.14 per diluted share on total revenues of $34.3 million for the third quarter ended September 30, 1998 compared to net earnings of $2 million or $0.31 per diluted share on revenues of $36.6 million recorded for the same period one year earlier.

  Revenues from commissions increased $726,000 (5%) to $14.2 million, principally due to increased investment executive production. Main components of the increase were from sales of listed equity securities - up $379,000 (12%); insurance - up $398,000 (37%); and mutual funds up $316,000 (10%); offset by a decrease in sales of over the counter stocks of $297,000 (5%).

  Revenues  from  principal transactions decreased $390,000  (8%)
to $4.2 million. The decrease resulted primarily from realized and unrealized trading losses on over the counter stocks.

  Investment  banking  decreased  $1.8  million  (22%)  to   $6.6
million primarily as a result of decreased underwritings for regional financial institutions and Real Estate Investment Trusts
("REITs") due to less favorable market conditions.

  Interest revenue decreased $1.2 million (20%) to $4.8 million as a result of decreased average customer receivables.

  Other revenues increased $319,000 (8%) to $4.5 million principally due to increases in fee revenues from investment advisory and management services - up $413,000 (23%); customer service fees - up $358,000 (30%); offset by unrealized losses on various investments held by the Company of $399,000.

  Total expenses remained relatively unchanged from the quarter ended one year earlier.

  Employee compensation and benefits, a significant portion of the Company's total expense, remained relatively unchanged in the third quarter of 1998. The variable component of compensation decreased $1.1 million (7%) compared to last year's third quarter primarily due to decreases in performance based and profitability based incentive compensation awards. The fixed component of compensation, principally salaries, increased $1.2 million (23%) as a result of normal year-to-year salary increases and the addition of approximately 80 non-sales associates since September of 1997. Growth occurred in key areas such as Equity Capital Markets and Private Client Group, foundations for the Company's overall growth plans.

  Communications and office supplies increased $396,000 (24%) to $2.1 million, primarily as a result of costs associated with improvements in communications technology, increased activity in the printing of sales materials, and the addition of seven branch offices since September 1997.

  Occupancy   and  equipment  rental  increased  $296,000   (15%)
principally due to the addition of seven branch offices mentioned above.

  Interest expense declined $1.5 million (38%) due to decreased borrowings by the Company to finance customers margin accounts.

  Nine months ended September 1998 and September 1997

  The Company recorded net earnings of $4.2 million or $0.62 per diluted share on revenues of $104.2 million for the nine months ended September 30, 1998 compared to $4.6 million or $0.73 per diluted share on revenues of $99.1 million for the same period one year earlier.

  Total  revenues increased  $5 million (5%)  as retail  investor
activity   remained  strong  coupled  with  increased  investment
executive production.

  Commission revenue increased $5 million (14%) principally due to increased investment executive production. Main components of the increase were from sales of mutual funds - up $2.4 million (28%); listed equity securities - up $1.3 million (15%); and insurance - up $903,000 (31%).

  Principal transaction revenues increased $5 million (34%) due to revenue derived from the underwriting of a unit investment trust by SN & Co. in the first quarter of 1998 and increased sales of fixed income products.

  Investment banking revenue decreased $6.3 million (32%) for the first nine months of 1998 compared to the previous year's first nine months. The decrease can be attributed to fewer underwritings of Trust Preferred and mortgage REIT transactions. Last year's first nine months were especially strong as $6.4 million of revenue was generated from these transactions, most of which occurred in the first quarter.

  Interest   revenue  decreased  $1.4  million  (8.6%)   due   to
decreased customer receivables.

  Other revenues increased $2.7 million (23%) for the first nine months of 1998. Main components of the increase resulted from increases in fee revenues from investment advisory and managed account services - up $1.6 million (33%) and customer service fees - up $1 million (31%).

  Total expenses increased $5.6 million (6%) for the first nine months of 1998 over the previous year's first nine months principally due to increased compensation and benefits.

  Employee compensation and benefits increased $6.4 million (11%) in the first nine months of 1998 over the same period one-year earlier. A majority of the increase resulted from compensation that is variable in nature and grew in conjunction with the increases in revenues and profitability. This variable component increased $3.5 million (8%) compared to last year's first nine months. The fixed component of compensation, principally salaries, increased $2.9 million (20%) for the same reasons described in the three months results.

  Communications and supplies increased $1 million (20%) as a result of costs associated with improvements in communications technology, increased activity in the printing of sales and promotional materials and the addition of seven branch offices.

  Occupancy and equipment rental increased $703,000 (12%) principally due to the addition of seven branch offices mentioned above and a one-time credit recorded in 1997 related to the renegotiation of a long-term office space lease which had been previously accrued. Without the effect of the one-time credit, occupancy and equipment rental would have increased $385,000 (6%).

  Interest expense declined $2.5 million (35%) due to decreased borrowings by the Company to finance customers margin accounts.

Year 2000

    The Year 2000 issue is the result of computer programs currently written in a two-digit format rather than four digits to define the applicable year and therefore affecting the ability of computer systems to accurately process dates ending after December 31, 1999. The Company continues to review its computer systems and programs to prepare for the Year 2000 compliance. Such review includes internal and third party software: and more significantly, service providers' computer systems. A significant portion of the Company's internal programs is already year 2000 compliant.

  The Company's brokerage securities processing system is provided by a leading industry vendor. The Company has contacted and continues to closely monitor the implementation plans of the vendor. The vendor has completed a significant portion of its plans and has begun user testing that will continue through early 1999.

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

  Management believes the funds from operations, available informal short-term credit arrangements, and long-term borrowings, at September 30, 1998, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At September 30, 1998, Stifel, Nicolaus had net capital of approximately $28.8 million which exceeded the minimum net capital requirements by approximately $23.9 million.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

  On August 7, 1998 the United States Tenth Circuit Court of Appeals affirmed the previous ruling by the United States District Court for the Western District of Oklahoma, to dismiss the State of Oklahoma suit against the Company seeking $7.6 million in compensatory damages and that these damages be trebled. The State of Oklahoma suit alleged that the Company and two former executives of the Company committed violations of the Racketeer Influenced and Corrupt Organizations Act.

  There were no other material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such information is hereby incorporated by reference.


Item 6. Exhibit(s) and Report(s) on Form 8-K
  (a)    Exhibit No.
   (Reference to Item 601(b)
      of Regulation S-K)                       Description
--------------------------------------------------------------------------------
               27                         Financial Data  Schedule
                                  (furnished to the Securities and Exchange
                                       Commission for Electronic Data
                                     Gathering, Analysis, and Retrieval
                                           [EDGAR] purposes only)
   (b)  Report(s) on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STIFEL FINANCIAL CORP.
                                             (Registrant)

Date: November 13, 1998         By       /s/Ronald J. Kruszewski
                                          Ronald J. Kruszewski
                                          (President and
                                          Chief Executive Officer)



Date: November 13, 1998         By       /s/Stephen J. Bushmann
                                          Stephen J. Bushmann
                                          (Principal Financial and
                                          Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                       September 30, 1998





  Exhibit
   Number                            Description
--------------------------------------------------------------------------------
     27                        Financial Data Schedule
                        (furnished to the Securities and Exchange
                            Commission for Electronic Data
                          Gathering, Analysis, and Retrieval
                                [EDGAR] purposes only)