Form 10-K
period 1998-12-31
STIFEL FINANCIAL CORP
filed 1999-03-30
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to __________
   .

Commission file number 1-9305

                       STIFEL FINANCIAL CORP.
-------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)
         DELAWARE                                 43-1273600
-------------------------------      ------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

        501 N. Broadway
       St. Louis, Missouri                  63102-2102
---------------------------------------     ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number,including area code    314-342-2000
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:
                                              Name of Each Exchange
        Title of Each Class                    On Which Registered
--------------------------------------       ------------------------
Common Stock,Par Value $.15 per share         New York Stock Exchange
                                              Chicago Stock Exchange

Preferred Stock Purchase Rights               New York Stock Exchange
                                              Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.
Yes[x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 1999 was $58,431,864.

Shares of Common Stock outstanding at March 10, 1999: 7,045,330 shares, par value $.15 per share.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference in Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 28, 1999 are incorporated by reference in Part III hereof. Exhibit Index located on page 25.

                             PART I

ITEM 1. BUSINESS

Stifel Financial Corp. ("Financial"), a Delaware corporation and holding company, was organized in 1983 pursuant to a plan of reorganization whereby Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus") became a wholly-owned subsidiary of Financial. Stifel Nicolaus is the successor to a partnership founded in 1890. Unless the context requires otherwise, the term "Company" as used herein means Financial and its subsidiaries.

The Company offers securities-related financial services through its wholly-owned operating subsidiaries, Stifel Nicolaus, Century Securities Associates, Inc., Todd Investment Advisors, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 54 locations. The Company's customers include individuals, corporations, municipalities and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest.

Principal Sources of Revenue

The amounts of each of the principal sources of revenue of the Company for the years ended December 31, 1998, 1997 and 1996 are contained in Item 6. Selected Financial Data, herein.

Narrative Description of Business

As  of  February 28, 1999, the Company employed 851  individuals.
Stifel Nicolaus employed 821 of which 307 were employed as investment executives. In addition, 144 investment executives were affiliated with Century Securities Associates, Inc. ("CSA") as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 104,000 client accounts. No single client accounts for a material percentage of the Company's total business. The Company currently divides its business into three segments based on the products and services offered. These segments are private client, capital markets, and other. See Note N of the Consolidated Financial Statements incorporated by reference herein for a further discussion.

                         Private Client

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. In 1998 management made significant investments in personnel, technology, and market data platforms to grow the private client segment.

Stifel Nicolaus Private Client

Stifel Nicolaus has 51 private client branches located in 12 states, primarily in the Midwest. Its 307 Investment Executives provide a broad range of services and financial products to their clients. In most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes both taxable and tax exempt fixed-income products to its private clients, including municipal, corporate, government agency and mortgage backed bonds, preferred stock, and unit investment trusts. An increasing number of clients are electing asset based fee alternatives to the traditional commission schedule. In addition, Stifel Nicolaus distributes insurance and annuity products, and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75 percent of the purchase price, depending upon the size of the transaction.

Century Securities Associates Inc. Private Client

CSA has affiliations with 144 independent contractors in 29 branch offices and 67 satellite offices in 29 states. Under their contractual arrangements, these independent contractors may provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. CSA's independent contractors provide the same types of financial products and services to its private clients, as does Stifel Nicolaus. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and as such clears its transactions through Stifel Nicolaus.

Client transactions in securities for Stifel Nicolaus and CSA are affected on either a cash basis or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. ("NYSE") margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline, which could reduce the value of its collateral below the amount of the customers' indebtedness.

                         Capital Markets

Capital markets include investment banking, corporate finance and
public   finance  departments,  research  department,   syndicate
department, over-the-counter equity trading, and institutional sales and trading.

Investment Banking - Corporate Finance

The investment banking corporate finance group consists of ten professionals, located in St. Louis, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap financial institutions, located primarily in the Midwest, and to a lesser extent mortgage and property real estate investment trusts.

Research Department

The research department consists of seven analysts who publish research on over 144 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

Syndicate Department

The syndicate department coordinates the marketing, distribution, pricing, and stabilization of the Company's lead- and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

Over-the-Counter Equity Trading

The Company trades as principal in the over-the-counter market. It acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling and maintaining an inventory of these securities. At December 31, 1998, Stifel Nicolaus made a market in 149 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.


Institutional Sales

Institutional sales is comprised of institutional equity sales, fixed income sales, and taxable and tax-exempt trading departments located in St. Louis. The institutional equity sales group provides equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus' investment banking corporate finance group. At December 31, 1998, the institutional equity sales department maintained relationships with over 370 institutional accounts. Stifel Nicolaus buys fixed income products, both tax-exempt and taxable products, primarily municipal bonds, corporate, government agency, and mortgage back bonds for its own account, maintains an inventory of these products and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with over 530 accounts at December 31, 1998.

Investment Banking-Public Finance

Investment banking public finance consists of eight professionals with its principal offices in St. Louis and Wichita. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through its office in St. Louis.

                         Other Segments

In addition to its private client segment and capital markets segment, the company has two investment advisory firms which provide investment advisory services to individuals, fiduciary, and corporate clients. Revenues are derived based upon assets under management. Pin Oak Capital, Ltd. is registered as an investment advisor in six states and had assets under management of approximately $147,298,000 at December 31,1998.Todd Investment Advisors,Inc.("Todd") holds registrations in sixteen states with approximately $3,088,475,000 of assets under management at December 31, 1998.

On January 28, 1999, the Board of Directors of the Company announced the sale of all of the oustanding capital stock of Todd to a subsidiary of Western and Southern Life Insurance Company, a significant shareholder of the Company.

Stifel Nicolaus clears transactions for the Company's independent
contractor,   CSA,  and  two  other  introducing  broker-dealers.
Revenues and costs associated with clearing these transactions are also included in "other segments."

Competition

The Company competes with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, an increasing number of specialized firms, as well as banks, savings and loans, on-line service providers, and other financial institutions, now offer discount brokerage services to individual customers. These firms generally charge lower commission rates to their customers without offering services such as portfolio valuation, investment recommendations and research. Competition from such discount brokerage services may adversely affect revenues of the Company and other full service brokerage firms. Banks also compete with brokerage firms by offering certain investment banking and corporate finance services.

Management relies on the expertise acquired in its market area over its 108-year history, its personnel, and its equity capital to operate in the competitive environment.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales practices, trade practices among broker-dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings, which can result in censures, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

As a broker-dealer and member of the NYSE, Stifel Nicolaus is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC, which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker/dealers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel Nicolaus computes its net capital under the alternative method.

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than four percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel Nicolaus which requires the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel Nicolaus had net capital of approximately $28.5 million at December 31, 1998, which was approximately 10.6 percent of aggregate debit balances and approximately $23.1 million in excess of required net capital.


ITEM 2.  PROPERTIES

The headquarters and administrative offices of the Company, Stifel Nicolaus and CSA are located in downtown Saint Louis, Missouri. Todd is located in Louisville, Kentucky. Pin Oak is located in New York, New York. Stifel Nicolaus has a branch office system located in 12 states, primarily in the Midwest. The Company has a total of 54 locations in 13 states. All offices of the Company are located in leased premises. The
Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 1998 was approximately $4,031,000. Further information about the lease obligations of the Company is provided in Note D of the Consolidated Financial Statements incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits relating principally to its securities business. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damages. One such claim involves a lawsuit filed on October 5, 1995 by The Oklahoma Turnpike Authority ("OTA") in the District Court of Oklahoma County, State of Oklahoma, along with DeWayne VonFeldt and Robert Cochran, two former employees of the Company; Sakura Global Capital and Steven Strauss; Pacific Matrix and Jeff Feld. The OTA suit seeks $6.5 million in compensatory damages and an unspecified amount of punitive damages. The OTA suit alleges that an undisclosed fee paid to the Company by a third party for the placement of a forward purchase contract in an advance refunding escrow for the proceeds of the 1992 OTA $608 million municipal bond refinancing should have been paid to the OTA. Although the ultimate outcome of this and other actions cannot be ascertained at this time, management, based on its understanding of the facts and after consultation with outside counsel, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
The  following  information  is  furnished  pursuant  to  General
Instruction  G(3)  of  Form 10-K with respect  to  the  executive officers of Financial:
                                                         Year First Appointed as
                             Positions or Offices           Executive Officer
       Name           Age      with the Company              of the Company

George H. Walker III   68   Chairman of the Board of              1978
                            Financial and Stifel Nicolaus

Ronald J. Kruszewski   40   President and Chief Executive         1997
                            Officer of Financial and
                            Stifel Nicolaus

James M. Zemlyak       39   Vice President, Treasurer and         1999
                            Chief Financial Officer of
                            Financial and Senior Vice
                            President and Chief Financial
                            Officer of Stifel Nicolaus

Charles R. Hartman     55   Vice President and Secretary          1996
                            of Financial and General Counsel,
                            Senior Vice President and
                            Secretary of Stifel Nicolaus

Scott B. McCuaig       49   Vice President of Financial and       1998
                            Director of Retail Sales &
                            Marketing of Stifel Nicolaus

Lawrence E. Somraty    50   Vice President of Financial and       1996
                            President of Century Securities
                            Associates, Inc.

The following are brief summaries of the business experience during the past five years of each of the executive officers of the Company.

   George H. Walker III joined Stifel Nicolaus in 1976, became Chief Executive Officer of Stifel Nicolaus in December 1978, and became Chairman of Stifel Nicolaus in July 1982. From the time of the organization of Financial, Mr. Walker has served as its Chairman of the Board and, until October 26, 1992, Mr. Walker served as its President and Chief Executive Officer. Mr. Walker is a director of Western and Southern Life Insurance Company, Laclede Steel Company, Laidlaw Corp., Macroeconomics Advisers,
LLC, and EAC Corporation. He is active in various community activities. He is Chairman of the Advisory Committee of Webster University Business School and on the National Counsel of Washington University Business School.

    Ronald J. Kruszewski was appointed President and Chief Executive Officer of the Company and Stifel Nicolaus on September 25, 1997. Prior to joining the Company, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated. Mr. Kruszewski is a director of digital broadcast network Corporation.

    James M. Zemlyak joined Stifel Nicolaus in February of 1999. He is Vice President, Treasurer, and Chief Financial Officer of Financial and Senior Vice President and Chief Financial Officer of Stifel Nicolaus and a member of the Board of Directors of Stifel Nicolaus. Prior to joining the Company, Mr. Zymlyak served as Chief Financial Officer of Baird Financial Corporation and Managing Director, Chief Financial Officer and a member of the Board of Directors of Robert W. Baird & Co. Incorporated.

   Charles R. Hartman joined Stifel Nicolaus in June of 1994. He is Vice President and Secretary of Financial and General Counsel, Senior Vice President and Secretary of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. Hartman was the Regional Counsel for the Securities and Exchange Commission in Los Angeles, California and from April 1982 to June of 1994, a Los Angeles partner in the law firm of Rogers & Wells.

   Scott B. McCuaig joined Stifel Nicolaus in January of 1998. He is Vice President of Financial and the Director of Retail Sales & Marketing, and a member of the Board of Directors of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. McCuaig was a Managing Director, head of marketing, regional sales manager, and a member of the Board of Directors of Robert W. Baird & Co. Incorporated.

   Lawrence E. Somraty has been with Stifel Nicolaus since 1977. He is Vice President of Financial and became the President of Century Securities Associates, Inc. in January 1991. Prior thereto, he served as Option Department Manager, Senior Registered Options Principal, Investment Advisor and Branch Manager of Stifel Nicolaus.

                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

a.) Market Information
The common stock of Financial is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Financial's Common Stock for each full quarterly period for the two most recent calendar years are as follows:

              High and Low Stock Price By Quarter
       --------------------------------------------------
                        1998                  1997
       Quarter       High - Low            High - Low
       --------------------------------------------------
        First   $16 3/16 - 12 1/16    $ 8 3/16 -  6 11/16
        Second   17 5/8  - 13 11/16    10 15/16-  6 13/16
        Third    15 11/16-  9 1/8      11 7/8  -  8 5/16
        Fourth   11 1/2  -  8 3/4      15 3/8  - 11 13/16
       ==================================================

The Company from time-to-time uses funds generated from operations to purchase the Company's common stock throughout the calendar year. On January 27, 1999, the Company's Board of Directors authorized the purchase of an additional 500,000 shares to be used to satisfy share obligations for employee benefit plans and for general corporate purposes.

b.)  Holders
The approximate number of stockholders of record on March 10, 1999 was 3,000.

c.)  Dividends
Dividends paid were as follows:
   Record      Payment        Cash        Stock
    Date         Date       Dividend     Dividend

  02/4/97     02/18/97       $0.03          5%
  05/6/97     05/20/97       $0.03         - -
  08/5/97     08/19/97       $0.03         - -
  11/11/97    11/25/97       $0.03         - -
  02/12/98    02/26/98       $0.03          5%
  05/12/98    05/28/98       $0.03         - -
  08/06/98    08/20/98       $0.03         - -
  11/05/98    11/19/98       $0.03         - -

A regular quarterly cash dividend of $0.03 per share was established on November 30, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

                              Stifel Financial Corp. and Subsidiaries
                                        Financial Summary

                                                           Years Ended December 31,
                                 -----------------------------------------------------------------
(In thousands, except                      1998         1997         1996        1995        1994
per share and percentages)                 ----         ----         ----        ----        ----
  Revenues
Commissions                            $  56,729    $  49,763    $  43,900   $  38,716   $  37,287
Principal transactions                    26,465       20,463       19,498      20,362      24,639
Investment banking                        15,763       28,476       16,253      12,121      12,634
Interest                                  18,889       21,397       13,774      13,002      10,918
Other                                     19,442       15,997       16,388      11,159       8,448
                                       ---------    ---------    ---------   ---------   ---------
                                         137,288      136,096      109,813      95,360      93,926
                                       ---------    ---------    ---------   ---------   ---------
  Expenses
Employee compensation and benefits        86,967       82,094       66,765      57,187      61,527
Commissions and floor brokerage            2,804        2,780        2,641       2,319       2,120
Communications and office supplies         8,389        6,914        6,797       7,651       8,045
Occupancy and equipment                    9,549        8,109        7,958       8,512      11,601
Interest                                   9,798       12,991        8,197       8,312       6,138
Litigation, settlements,and bad debts        830        3,726        3,292       1,610       2,467
Restructuring charge                         - -          - -          - -         - -       2,672
Other operating expenses                  10,362       10,061        8,561       8,462       8,577
                                       ---------    ---------    ---------   ---------   ---------
                                         128,699      126,675      104,211      94,053     103,147
                                       ---------    ---------    ---------   ---------   ---------
Income (loss) before income taxes          8,589        9,421        5,602       1,307      (9,221)

Provision (benefit) for income taxes       3,344        3,750        2,209         663      (3,718)
                                       ---------    ---------    ---------   ---------   ---------
Net income (loss)                      $   5,245    $   5,671    $   3,393   $     644   $  (5,503)
                                       =========    =========    =========   =========   =========
  Per Share Data
Basic earnings (loss)(a)               $     .77    $    1.01    $     .66   $     .13   $   (1.09)
Diluted earnings (loss)(a)             $     .73    $     .88    $     .59   $     .13   $   (1.09)
Cash dividends                         $     .12    $     .12    $     .09   $     .12   $     .09

  Other Data
Total assets                           $ 335,005    $ 315,484    $ 301,344   $ 226,775   $ 222,208
Long-term obligations                  $  20,570        9,600       10,000      10,760      11,520
Stockholders' equity                   $  54,977       50,081       37,752      34,795      34,226
Net income as % averageity                9.69 %      13.29 %       9.35 %      1.87 %      * N.M.
Net income as % revenues                  3.82 %       4.17 %       3.09 %      0.68 %      * N.M.
Average common shares and share
  equivalents outstanding (a):
Basic                                    6,850          5,591        5,150       5,079       5,042
Diluted                                  7,198          7,099        6,816       5,152       5,042
--------------------------------------------------------------------------------------------------

(a) Retroactively restated to reflect the 5 percent stock dividend declared January 27, 1999.
* Not Meaningful

ITEM 7.   Management's   Discussion  and  Analysis  of  Financial
      Condition and Results of Operations.

The Management's Financial Discussion, including the discussion under "Year 2000," together with other sections of this Annual Report, contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Annual Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 22 through 27 of the Annual Report of the Registrant to its Stockholders, for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market
      Risk.

Quantitative  and  Qualitative  Disclosure  About  Market   Risk,
included on page 27 of the Annual Report of the Registrant to its
Stockholders,  for  the  year  ended  December   31,   1998,   is
incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

The following consolidated financial statements included in the Annual Report of the Registrant to its Stockholders, for the year ended December 31, 1998, is incorporated herein by reference.

                   Statement                          Annual Report Reference
                   ---------                          -----------------------
     Consolidated Statements of Financial Condition --
       December 31, 1998 and December 31, 1997 ................ 28 - 29

     Consolidated Statements of Operations --
       Years ended December 31, 1998, December 31, 1997
       and December 31, 1996..................................    30

     Consolidated Statements of Stockholders' Equity --
       Years ended December 31, 1998, December 31, 1997
       and December 31, 1996..................................    31

     Consolidated Statements of Cash Flows --
       Years ended December 31, 1998, December 31, 1997
       and December 31, 1996..................................  32 - 33

     Notes to Consolidated Financial Statements...............  34 - 48

     Independent Auditors' Report.............................    49

Selected Quarterly Financial Data, included on page 50 of the Annual Report of the Registrant to its Stockholders, for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure
None

                            PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Information regarding directors is contained in "Voting Securities and Principal Holders Thereof" and "Election of Directors," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers, as of March 26,1999 is contained in "Item 4a Executive Officers of the Registrant," hereof. There is no family relationship between any of the named executive officers.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in "Section 16(a) Beneficial Ownership Reporting Compliance," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information regarding executive compensation is contained in "Executive Compensation," included in the Registrant's Proxy
Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  Security  Ownership  of Certain Beneficial  Owners  and
      Management.

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy
Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

 (a)(1) Consolidated Financial Statements: Incorporated herein by reference, are listed in item 8 hereof.

    (2)   Consolidated Financial Statement Schedules:

          Independent Auditors' Report...................................20

          Schedule I - Condensed Financial Information of Registrant....21-23

          Schedule II- Valuation and Qualifying Accounts.................24

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)   Exhibits: See Exhibit Index on pages 25 and 27 hereof.


 (b)      Reports on Form 8-K:

          There were no reports on Form 8-K during the fourth quarter ended December 31, 1998.

                           SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 26th day of March 1999.



                               STIFEL FINANCIAL CORP.
                                          (Registrant)




                                  By        /s/ Ronald J. Kruszewski
                                            -----------------------------
                                            Ronald J. Kruszewski
                                            (Principal Executive Officer)



                                            /s/ Bernard N. Burkemper
                                            -----------------------------
                                            Bernard N. Burkemper
                                            (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 26, 1999, in the capacities indicated.



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


  /s/James M. Oates                     Director
     James M. Oates

               [Deloitte & Touche LLP letterhead]



Independent Auditors' Report






To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri:


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries as of December 31, 1998 and December 31, 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 5, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Stifel Financial Corp. and Subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 5, 1999
St. Louis, Missouri

             SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                CONDENSED BALANCE SHEETS

                                 STIFEL FINANCIAL CORP.

                                               Dec. 31,        Dec. 31,
                                                 1998            1997
                                             ----------      ----------
ASSETS

Cash                                        $     9,155    $     9,155
Due from subsidiaries (a)                     3,795,026      3,615,656
Investment in subsidiaries (a)               52,684,827     47,214,774
Office equipment and leasehold
  improvements,less allowances for
  depreciation and amortization of
  $11,869,688 and $10,449,850,
  respectively                                5,195,917      2,136,544
Investments, at cost                          1,462,239      1,373,424
Goodwill, net of amortization of
  $645,955 and $554,095, respectively         1,723,187      1,815,047
Other assets                                  2,075,975      2,427,287
                                            -----------    -----------
  TOTAL ASSETS                              $66,946,326    $58,591,887
                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiaries (a)                     $ 4,773,926    $ 2,238,164
Obligation under capital lease                  847,769        522,498
Long-term debt                                5,370,000      5,000,000
Other liabilities                               978,417        749,881
                                            -----------    -----------
  TOTAL LIABILITIES                          11,970,112      8,510,543

Stockholders' Equity:
Capital stock                                 1,082,521      1,001,933
Additional paid-in capital                   41,867,576     37,006,360
Retained earnings                            18,291,104     17,425,321
                                            -----------    -----------
                                             61,241,201     55,433,614

Less treasury stock, at cost                  2,161,886      1,989,167
Less unearned employee stock
  ownership plan shares                       3,021,862      3,178,125
Less unamortized expense of
  restricted stock awards, at cost            1,081,239        184,978
                                            -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                 54,976,214     50,081,344
                                            -----------    -----------
  TOTAL LIABILITIES & STOCKHOLDERS'EQUITY   $66,946,326    $58,591,887
                                            ===========    ===========


(a)  Eliminated in consolidation.

See Notes to Consolidated Financial Statements (Item 8)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (continued)

                         CONDENSED STATEMENTS OF OPERATIONS

                              STIFEL FINANCIAL CORP.


                                            Years Ended December 31,
                                     ---------------------------------------
                                        1998          1997          1996

Revenues:

  Lease                              $1,762,434    $1,202,248    $1,406,556

  Other                                 523,138        95,015       (59,024)
                                     ----------    ----------    ----------
                                      2,285,572     1,297,263     1,347,532

Expenses:

  Depreciation and amortization       1,853,837     1,294,108     1,431,798

  Professional fees                     410,039       290,554       246,178

  Provision for doubtful collection         - -           - -       300,000

  Miscellaneous                         492,273       194,419       159,460
                                     ----------    ----------    ----------
                                      2,756,149     1,779,081     2,137,436
                                     ----------    ----------    ----------
Loss before income taxes               (470,577)     (481,818)     (789,904)

Benefit for income taxes               (226,522)     (201,150)     (343,024)

(Loss) before equity in net
  Income of subsidiaries               (244,055)     (280,668)     (446,880)

Equity in net income of subsidiaries  5,489,482     5,951,674     3,839,382
                                     ----------    ----------    ----------

  NET INCOME                         $5,245,427    $5,671,006    $3,392,502
                                     ==========    ==========    ==========
See Notes to Consolidated Financial Statements (Item 8)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (continued)

               CONDENSED STATEMENTS OF CASH FLOWS
                     STIFEL FINANCIAL CORP.
                                                                       Years Ended December 31,
                                                            --------------------------------------------
                                                                1998             1997           1996
                                                                ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
 Net income                                                  $ 5,245,427      $ 5,671,006    $ 3,392,502
   Non-cash items included in net income:
     Depreciation and amortization                             1,853,837        1,294,108      1,431,798
     Deferred items                                               79,812         (251,492)      (119,353)
     Undistributed income of subsidiaries                     (5,489,482)      (5,951,674)    (3,839,382)
     Amortization and forfeitures of restricted
       Stock awards and stock benefits                           594,800          172,357         75,055
                                                             -----------      -----------    -----------
                                                               2,284,394          934,305        940,620
  Net change in due to/due from subsidiaries                    (179,370)         595,049      1,512,913
  (Increase) decrease in other assets                            197,542         (796,569)     1,487,309
  Increase (decrease) in other liabilities                     2,765,035         (169,235)      (379,298)
                                                             -----------      -----------    -----------
CASH FROM    OPERATING ACTIVITIES                              5,067,601          563,550      3,561,544
                                                             ===========      ===========    ===========
CASH FLOWS FROM FINANCING  ACTIVITIES:
  Proceeds from:
    Shares issued                                              2,043,402        2,907,790        632,338
    Long-term debt                                               370,000        5,000,000            - -
  Payments for:
    Settlement of long-term debt                                     - -              - -       (760,000)
    Purchase of stock for treasury                            (2,160,450)       (2,926,452)     (520,321)
    Purchase unearned ESOP shares                                    - -        (3,178,125)          - -
    Principal payments under capital lease                      (597,930)         (392,248)     (433,284)
    Cash dividend and rights redemption                         (829,046)         (608,968)     (625,128)
                                                             -----------       -----------   -----------
CASH FROM FINANCING ACTIVITIES                                (1,174,024)          801,997    (1,706,395)
                                                             ===========       ===========   ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Distributions/sales received on investments                  118,300            62,020        36,360
    Sales of office equipment and leasehold
      improvements                                                46,205           144,512        23,405
  Payments for:
    Acquisition of investments                                  (119,999)         (633,739)   (1,513,232)
    Acquisition of Office equipment and leasehold
      improvements                                            (3,938,083)         (938,340)   (  401,682)
                                                             -----------       -----------   -----------
CASH FROM INVESTING ACTIVITIES                                (3,893,577)       (1,365,547)   (1,855,149)
                                                             ===========       ===========   ===========
Increase in cash                                                       0                 0             0
Cash (beginning of period)                                         9,155             9,155         9,155
                                                             -----------       -----------   -----------
Cash (end of period)                                         $     9,155       $     9,155   $     9,155
                                                             ===========       ===========   ===========
Supplemental Disclosures of Cash Flow Information
 Schedule of Non-cash Investing and Financing Activities
   Fixed assets acquired under capital lease                 $   923,000       $   405,000   $   240,000
   Restricted stock awards, net of forfeitures               $ 1,263,000       $   153,000   $   182,000
   Employee stock ownership shares issued                    $   165,000       $   300,000   $   280,000
   Debt converted to stock                                           - -       $10,000,000           - -
   Stock dividends distributed                               $ 3,551,000       $ 4,370,000   $ 1,786,000

See Notes to Consolidated Financial Statements (Item 8)

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
           COL. A                   COL. B          COL. C             COL. D             COL. E
           ------                   ------          ------             ------             ------
                                  Balance at      Additions                              Balance
                                   Beginning    Charged to Costs                         at End
        Description                of Period      and Expenses        Deduction         of Period
        -----------                ---------    ----------------      ---------         ---------
Year Ended December 31, 1998:
  Deducted from asset
    account: Allowances
    for doubtful accounts        $   555,891         $       0       $         0        $  555,891
  Deducted from asset
    account: Allowances for
    doubtful notes receivables     2,376,351           254,108         2,148,090 <F2>      482,369
  Deducted from asset account:
    Allowances for doubtful
    collection of other assets        62,000                 0            58,414 <F5>        3,586
  Deducted from asset
    Account: Reserves for
    Investments                      679,846           330,270                 0         1,010,116
  Deducted from asset
    Account: Reserves for
    Securities owned                 200,000                 0                 0           200,000
Year Ended December 31, 1997:
  Deducted from asset
    account: Allowances
    for doubtful accounts         $  581,946         $   2,038        $   28,093 <F1>   $  555,891
  Deducted from asset
    account: Allowances for
    doubtful notes receivables     2,551,627           235,229           410,505 <F2>    2,376,351
  Deducted from asset account:
    Allowances for doubtful
    collection of other assets       300,000            62,000           300,000 <F4>       62,000
  Deducted from asset
    Account: Reserves for
    Investments                      735,362           175,154           230,670 <F3>      679,846
  Deducted from asset
    Account: Reserves for
    Securities owned                 200,000                 0                 0           200,000
Year Ended December 31, 1996:
  Deducted from asset
    account: Allowances
    for doubtful accounts         $  804,916         $  28,400         $ 251,370 <F1>   $  581,946
  Deducted from asset
    account: Allowances for
    doubtful notes receivables     3,002,220           173,467           624,060 <F2>    2,551,627
  Deducted from asset account:
    Allowances for doubtful
    collection of other assets             0           300,000                 0           300,000
  Deducted from asset
    Account: Reserves for
    Investments                      628,362           115,000             8,000 <F3>      735,362
  Deducted from asset
    Account: Reserves for
    Securities owned                 200,000                 0                 0           200,000

<F1>  Uncollected accounts written off and recoveries.
<F2>  Uncollected notes written off and recoveries.
<F3>  Investments disposed of.
<F4>  Uncollected asset written off.
<F5>  Recovery of account.

                          EXHIBIT INDEX

             Stifel Financial Corp. and Subsidiaries
                   Annual Report on Form 10-K
                  Year Ended December 31, 1998

    Exhibit
    Number                    Description

3.  (a)(1) Restated  Certificate  of  Incorporation of  Financial
           filed with the Secretary of State of Delaware on June 1, 1983, incorporated herein by reference to Exhibit
           3.1 to Financial's Registration Statement on Form S-1 , as amended (Registration File No. 2-84232) filed July 19, 1983.

    (a)(2) Amendment to Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on May 11, 1987, incorporated herein by reference to Exhibit (3)(a)(2) to Financial's Annual Report on Form 10-K (File No.1-9305) for the year ended July 31, 1987.

    (a)(3) Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Financial filed with the Secretary of State of Delaware on July 10, 1987, incorporated herein by reference to Exhibit (3)(a)(3) to Financial's Annual Report on Form 10-K (File No.1-9305) for the year ended July 31, 1987.

    (a)(4) Amendment to Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on November 28, 1989, incorporated herein by reference to Exhibit (3)(a)(4) to Financial's Annual Report on Form 10-K (File No.1-9305) for the year ended July 27, 1990.

    (b) Amended and Restated By-Laws of Financial,incorporated herein by reference to Exhibit 3(b)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for fiscal year ended July 30, 1993.

4.  (a)    Prefered    Stock    Purchase    Rights   of Financial,
           incorporated herein by reference to Financial's Registration Statement on Form 8-A (File No. 1- 9305) filed July 30, 1996.




10. (a)(1) Employment Agreement  with  George  H.Walker  III dated
           August 21, 1987, incorporated herein by   reference  to
           Exhibit 10(c) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987.*

    (a)(2) First Amendment to Employment Agreement with George H. Walker III, incorporated herein by reference to
           Exhibit 10(a)(2) to Financial's Annual Report on Form 10-K(File No.1-9305) for the fiscal year ended July 31, 1992. *

    (b) Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Financial's Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

    (c) 1983 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 4(a) to Financial's Registration Statement on Form S-8 (Registration File No.2-94326)filed November 14,1984. *

    (d) 1985 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 28C to Financial's Registration Statement on Form S-8, as amended (Registration File No. 33-10030) filed November 7, 1986. *

    (e) 1987 Non-qualified Stock Option Plan of Financial, incorporated herein by reference to Exhibit 10(h) to Financial's Annual Report on Form 10-K (File No. 1 -9305) for the fiscal year ended July 31, 1987. *

    (f) Amendment to 1983 Incentive Stock Option Plan, 1985 Incentive Stock Option Plan and 1987 Non- Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10(f) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 28, 1989. *

    (g)    Dividend  Reinvestment  and   Stock  Purchase  Plan  of
           Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

    (h) 1997 Stock Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37805) filed October 14, 1998. *

    (i) 1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8(Registration File No. 333-37807) filed October 14,1998. *

    (j)(1) Employment Letter with Ronald J.Kruszewski, incorporated herein by reference to Exhibit 10(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31,1997. *

    (j)(2) Stock Unit Agreement with Ronald J. Kruszewski, filed herewith. *

13. Annual Report to Stockholders for the year ended December 31, 1998, filed herewith. Except for those portions of pages expressly incorporated by reference, the 1998 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

21.        List of Subsidiaries of Financial, filed herewith.

23.        Consent of Independent Auditors, filed herewith.

27.        1998 Financial Data Schedule BD, filed herewith.

* Management contract or compensatory plan or arrangement.