Form 10-Q
period 1999-03-31
STIFEL FINANCIAL CORP
filed 1999-05-14
CIK 720672

12
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
[x]    QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                               OR
[ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

              Commission file number         1-9305

                                STIFEL FINANCIAL CORP.
     (Exact name of registrant as specified in its charter)

           DELAWARE                                  43-1273600
(State or other jurisdiction of       (I.R.S.  Employer Identification No.)
  incorporationr organization)

501 N. Broadway, St. Louis, Missouri                 63102-2102
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   314-342-2000


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

Shares of common stock outstanding at April 30, 1999: 6,982,685, par value $0.15.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                         March 31, 1999




                                                                  PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       March 31, 1999 and December 31, 1998                       3 - 4

     Consolidated Statements of Operations --
       Three Months Ended March 31, 1999 and March 31, 1998           5

     Consolidated Statements of Cash Flows--
       Three Months Ended March 31, 1999 and March 31, 1998       6 - 7

     Notes to Consolidated Financial Statements                   8 - 10

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          11 -14

Item 3.  Quantitative and Qualitative Disclosures about Market
     Risk                                                             15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            15
Item 4.  Submission of Matters to a Vote of Security Holders     15 - 16
Item 6.  Exhibit(s) and Report(s) on Form 8-K                         16
Signatures                                                            17

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
        (UNAUDITED) (In thousands, except par values and share amounts)
                                              March 31,         December 31,
                                                 1999               1998
                                            -----------         -----------
ASSETS
Cash and cash equivalents                   $    13,100         $    12,835
Cash segregated for the exclusive benefit
  of customers                                      178                 177
Receivable from brokers and dealers              12,055              23,946
Receivable from customers, net of
  allowance for doubtful accounts of
  $561 and $556, respectively                   215,081             213,709
Securities owned, at fair value                  27,123              38,632
Membership in exchanges, at cost                    513                 513
Office equipment and leasehold
  improvements, at cost, net of allowances
  for depreciation and amortization of
  $12,837, and $12,361, respectively              5,884               5,315
Goodwill, net of accumulated amortization
  of $1,798 and $1,721, respectively              3,797               3,874
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables of
  $482 and $482, respectively                     6,235               6,460
Deferred tax asset                                2,943               3,213
Other assets                                     22,929              26,331
                                            -----------         -----------
       Total Assets                         $   309,838         $   335,005
                                            ===========         ===========

                    STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED) (UNAUDITED) (In thousands, except par values and share amounts)
                                               March 31,        December 31,
                                                 1999              1998
                                             -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks             $    39,875        $    62,890
Payable to brokers and dealers                   107,722            104,769
Payable to customers                              42,574             37,306
Securities sold, but not yet purchased, at
  fair value                                       1,797                998
Drafts payable                                    14,283             18,210
Accrued employee compensation                     12,352             18,320
Obligations under capital leases                     740                848
Accounts payable and accrued expenses             13,363             16,117
Long-term debt                                    20,570             20,570
                                             -----------        -----------
       Total Liabilities                         253,276            280,028
         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued                      - -                - -
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 7,376,176
  and 7,219,335 shares, respectively               1,107              1,084
Additional paid-in capital                        43,260             41,867
Retained earnings                                 19,782             18,291
                                             -----------        -----------
                                                  64,149             61,242
Less:
 Treasury stock, at cost, 371,722 and
   222,743 shares, respectively                    3,632              2,162
 Unamortized expense of restricted
   stock awards                                      985              1,081
 Unearned employee stock ownership plan
   shares, at cost, 231,800 and 235,866
   shares, respectively                            2,970              3,022
                                             -----------        -----------
       Total Stockholders' Equity                 56,562             54,977
                                             -----------        -----------
                                             $   309,838        $   335,005
                                             ===========        ===========
         See Notes to Consolidated Financial Statements.

                    STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                              Three Months Ended
                                          March 31,        March 31,
                                            1999             1998
                                          ---------        ---------
REVENUES
  Commissions                             $  17,265        $  13,609
  Principal transactions                      6,441            9,541
  Investment banking                          3,012            3,563
  Interest                                    4,478            4,755
  Other                                       5,821            4,371
                                          ---------        ---------
                                             37,017           35,839

EXPENSES
  Employee compensation and benefits         23,857           22,644
  Communications and office supplies          2,026            1,965
  Occupancy and equipment rental              2,563            2,105
  Interest                                    1,970            2,539
  Commissions and floor brokerage               774              649
  Other operating expenses                    3,013            2,519
                                          ---------        ---------
                                             34,203           32,421
                                          ---------        ---------
INCOME BEFORE INCOME TAXES                    2,814            3,418

  Provision for income taxes                  1,028            1,365
                                          ---------        ---------
   NET INCOME                             $   1,786        $   2,053


  Net income per share:
    Basic                                 $    0.26         $   0.30
    Diluted                               $    0.25         $   0.29
  Dividends declared per share            $    0.03         $   0.03
  Average common equivalent shares
outstanding:
    Basic                                     6,846            6,781
    Diluted                                   7,186            7,160


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)(In thousands)
                                               Three Months Ended
                                            March 31,      March 31,
                                              1999           1998
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                               $    1,786    $    2,053
  Noncash items included in
      earnings:
    Depreciation and amortization                 553           365
    Bonus notes amortization                      408           431
    Deferred items                                270           590
    Restricted stock awards amortization          103            63
                                           ----------    ----------
                                                3,120         3,502
  Decrease (increase) in assets:
    Operating receivables                      10,519           836
    Cash segregated for the exclusive
      benefit of customers                         (1)           (1)
    Securities owned                           11,509        (6,102)
    Notes receivable from officers and
      employees                                  (183)       (1,097)
    Other assets                                3,652           572
  Increase (decrease) in liabilities:
    Operating payables                          8,221        57,044
    Securities sold, but not yet purchased        799           631
    Drafts payable, accounts payable and
      accrued expenses, and accrued
      employee compensation                   (12,314)       (8,684)
                                           ----------    ----------
Cash Flows From Operating Activities           25,322        46,701

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from:
      Sale of property                              5           - -
      Sale of investments                         - -            28
    Payments for:
      Acquisition of office equipment and
        leasehold improvements                 (1,050)       (1,651)
      Acquisition of investments                 (250)          - -
                                           ----------    ----------
Cash Flows From Investing Activities           (1,295)       (1,623)

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         (UNAUDITED) (In Thousands)
                                                 Three Months Ended
                                            March 31,     March 31,
                                               1999         1998
                                           ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net                (23,015)      (51,450)
    Proceeds from:
      Issuance of stock                         1,432           908
    Payments for:
      Repurchase of stock                      (1,853)          (78)
      Principal payments under capital
        lease obligation                         (108)          (88)
      Cash dividends                             (218)         (199)
                                           ----------    ----------
Cash Flows From Financing Activities          (23,762)      (50,907)

    Increase (decrease) in cash and
      cash equivalents                            265        (5,829)
    Cash and cash equivalents -
      beginning of period                      12,835        15,366
Cash and Cash Equivalents - end of period  $   13,100    $    9,537
                                           ==========    ==========
Supplemental disclosure of cash
  flow information:
    Income tax payments                    $       12    $    1,124
    Interest payments                      $    1,962    $    2,343
Schedule of noncash investing and
  financing activities:
    Employee stock ownership plan          $       40           - -
    Restricted stock awards and stock
      units, net of forfeitures            $      303    $    1,033
    Stock Dividend                         $       77    $       30
See Notes to Consolidated Financial Statements.

              STIFEL FINANCIAL CORP. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES
Basis of Presentation
    The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.
Comprehensive Income

  The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

NOTE B - NET CAPITAL REQUIREMENT
  The Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Rule"), which requires the maintenance of minimum net capital, as defined. SN & Co. has elected to use the alternative method permitted by the Rule which requires maintenance of minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5 percent of aggregate debit items.

  At March 31, 1999, SN & Co. had net capital of $29,650,000, which was 12.50% of its aggregate debit items, and $24,907,000 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING
  The Company's reportable segments include private client, capital markets, and other. The private client segment includes 157 branch offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, public finance, trading, research, and market making. Investment advisory fees and clearing income is included in other.

  Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

  The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

  Information   concerning  operations  in  these   segments   of
business is as follows (in thousands):
-----------------------------------------------------------------
  Three Months Ended March 31,          1999             1998
-----------------------------------------------------------------
  Revenues
   Private Client                   $  30,641        $  28,829
   Capital Markets                      4,723            3,990
   Other                                1,653            3,020
-----------------------------------------------------------------
    Total Revenues                  $  37,017        $  35,839
=================================================================
  Operating Contribution
   Private Client                   $   5,667        $   5,622
   Capital Markets                         22            1,056
   Other                                  543              233
-----------------------------------------------------------------
    Total Operating Contribution        6,232            6,911
-----------------------------------------------------------------
   Unallocated Overhead                (3,418)          (3,493)
-----------------------------------------------------------------
      Pre-Tax Income                 $  2,814        $   3,418
=================================================================

NOTE D - EARNINGS PER SHARE ("EPS")
  Basic EPS is calculated by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

    The components of the basic and diluted earnings per share calculation for the three months ended March 31, are as follows (in thousands, except per share amounts):
                                                1999        1998
-----------------------------------------------------------------
Income Available to Common Shareholders
  Net Income                                  $  1,786   $  2,053
-----------------------------------------------------------------
Weighted Average Share Outstanding
  Basic Weighted Average Shares Outstanding 6,846 6,781 Potential Common Shares From Employee
    Benefit Plans                                  340        379
  Diluted Weighted Average Shares Outstanding    7,186      7,160
-----------------------------------------------------------------
Basic Earnings Per Share                      $   0.26   $   0.30
Diluted Earnings Per Share                    $   0.25   $   0.29
-----------------------------------------------------------------


NOTE E - SUBSEQUENT EVENTS
  On April 27, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on May 27, 1999 to stockholders of record as of the close of business on May 11, 1999.

  On April 27, 1999, the Company closed the sale of one of its investment advisory subsidiaries, Todd Investment Advisors, Inc., to a subsidiary of The Western and Southern Life Insurance Company. The sale resulted in an after-tax gain of approximately $1.3 million.

                             ******

     Item  2.  Management's Discussion and Analysis of  Financial
               Condition and Results of Operations

Results of Operations

Three  months ended March 1999 as compared to three months  ended
  March 1998

  The Company recorded net earnings of $1,786,000 or $0.25 per diluted share on total revenues of $37.0 million for the first quarter ended March 31, 1999 compared to net earnings of $2,053,000 or $0.29 per diluted share on total revenues of $35.8 million for the same period one year earlier.

  The Company's expansion of its Private Client Group during 1998 was evidenced during the first quarter of 1999 when compared to the same period one year earlier. Private client branch offices, investment executives, and independent contractors increased by 11, 19, and 37 respectively over the first quarter of 1998. Additionally, strong markets continued to fuel private client investment activity. Trading volumes on the NYSE and NASDAQ increased 27% and 31% respectively over 1998's first quarter.

  Total revenues increased $1.2 million primarily as a result of growth in commissions and other revenues which increased $3.7 million (27%) and $1.5 million (33%) respectively, offset by decreases in principal transactions, investment banking and interest revenues, which declined $3.1 million (32%), $551,000 (15%) and $277,000 (6%) respectively.

  Revenues from commissions rose due to private client expansion and strong markets referred to above. Main components of the increase were from sales of over-the-counter equities, insurance products, and mutual funds, which increased 48%, 91%, and 16% respectively.

  Revenues from principal transactions decreased primarily due to decreases in revenues generated by the sale of unit investment trusts. During the first quarter of 1998, the Company underwrote a unit investment trust, which generated $3.8 million in revenues.

  Investment  banking  revenues  declined  principally   due   to
decreased new issue equity underwritings.

  Interest revenue declined as a result of decreased borrowings by customers, combined with decreases in the rates charged to those customers.

  Other revenues increased principally due to 40% growth in managed account service fees, and 51% growth in money market account fees.

  Total expenses increased $1.8 million (5%) principally as a result of increased compensation and benefits.

  Employee compensation and benefits, a significant portion of the Company's total expense, increased $1.2 million (5%) in the first quarter of 1999. The fixed component of compensation, primarily salaries, increased $1.1 million (21%) as a result of normal year-to-year salary increases and the addition of 52 non-sales associates since March 1998. The majority of personnel increases resulted from the expansion of the Private Client Group, related product support departments, and the Information Technology department.

  Occupancy  and  Equipment  Rental  increased  $458,000   (22%),
principally due to the addition of eleven branch offices and increased depreciation expense related to increases in capitalized equipment to upgrade technology and support private client expansion.

  Interest expense declined $569,000 (22%) due to decreased borrowings by the Company to finance customer margin accounts, combined with decreases in the rates paid on those borrowings.

  Other Operating Expenses increased $495,000 (20%) principally due to increases in settlements for customer claims, professional fees for litigation, and travel and entertainment expenses.

Year 2000

    The Year 2000 issue is the result of computer programs currently written in two-digit format, rather than four-digit, to define the applicable year, which affects the ability of computer systems to accurately process dates ending after December 31, 1999.

  During March and April of 1999 the Company participated in the industry-wide testing of securities processing in a simulated Year 2000 environment with its third party vendor which has been identified as mission critical. The third party vendor provides record keeping and transaction processing for the Company's customer accounts. No significant items were noted during the testing of the trading and settlement processing. Testing of other record keeping processing on the third-party vendor's system was completed in January of 1999 and no significant items were noted.

  The Company's Year 2000 plan also addresses other systems, including a variety of vendor supplied software products and a small number of internally created AS400 mainframe programs. The Company has substantially completed implementation of all remedies planned for mission critical systems as of January 1999.

  The Company will test its internally created AS400 mainframe programs by June 30, 1999. There are currently no plans for specific testing of most vendor-supplied software for which vendors have provided assurance of Year 2000 compliance.

  The Company believes that the incremental costs associated with modifications for internal software and systems will not be material to the Company's financial statements. However, the interdependent nature of securities transactions and the success of the Company's external counterparties and vendors, including the third-party vendor mentioned above, in dealing with this issue could significantly influence the Company's estimate of the impact the Year 2000 will have on its business.

  The Company has identified and developed contingency plans for its internally provided mission critical systems, i.e. staffing, back-up power sources and off-site processing. Presently the Company is closely monitoring the development of contingency plans by its mission critical third party vendors, in particular the third party vendor mentioned above. Full development of these contingency plans by the third party vendor is expected by the third quarter. Present plans by the third party vendor include: extra staffing; increased communications with major exchanges and utilities over the January 1, 2000 weekend; moratoriums on staff vacations and time off during December/January period; and readiness to invoke normal disaster recovery plan (backup power, hot site readiness).

Forward-Looking Statements

  The Management's Financial Discussion, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

  Management  believes  the  funds  from  operations,   available
informal    short-term   credit   arrangements,   and   long-term
borrowings, at March 31, 1999, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At March 31, 1999, Stifel, Nicolaus had net capital of approximately $29.7 million which exceeded the minimum net capital requirements by approximately $24.9 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
  There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Such information is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders
  The Annual Meeting of Stockholders of the Company was held on April 28, 1999. Of 7,045,330 shares issued, outstanding and eligible to be voted at the meeting, 6,728,432 shares, constituting a quorum, were represented in person or by proxy at the meeting. Four matters were submitted to a vote of security holders at the meeting.

  1.Election of Three Class I Directors. The first matter submitted was the election of three Class I director nominees to the Board of Directors, each to continue in office until the year 2002. Upon tabulation of the votes cast, it was determined that all three director nominees had been elected. The voting results are set forth below:
               Name                For            Withheld
               ----                ---            --------
        Bruce A. Beda           6,610,975         117,457
        Stuart I. Greenbaum     6,611,103         117,329
        Ronald J. Kruszewski    6,611,117         117,315

     Because the Company has a staggered Board, the term of office of the following named Class II and III directors, who were not up for election at the 1999 annual meeting, continued after the meeting:

   Class II (to continue in office until 2000)
        Charles A. Dill
        Richard F. Ford
        John J. Goebel

   Class III (to continue in office until 2001)
        Robert E. Lefton
        James M. Oates
        George H. Walker, III

  2.Proposal to Adopt the Amended and Restated Stifel Financial Corp. 1997 Incentive Stock Plan (the "Incentive Plan"). The second matter, a proposal to adopt the Incentive Plan, was approved by a majority of the 7,045,330 shares of the Company's common stock that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

          For                  4,873,207
          Against                742,504
          Abstain                 20,760
          Broker Non-Votes     1,091,961

  3.Proposal to Adopt the Stifel Financial Corp. 1999 Executive Incentive Performance Plan (the "Performance Plan"). The third matter, a proposal to adopt the Performance Plan, was approved by a majority of the 7,045,330 shares of the Company's common stock that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

          For                  5,331,871
          Against                274,847
          Abstain                 29,753
          Broker Non-Votes     1,091,961

  4.Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The fourth matter, a proposal to ratify the appointment of Deloitte as the Company's independent auditors for the year ending December 31, 1999, was approved by a majority of the 7,045,330 shares of the Company's common stock that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

          For                  6,709,834
          Against                 16,240
          Abstain                  2,358

Item 6. Exhibit(s) and Report(s) on Form 8-K

  (a)    Exhibit No.
   (Reference to Item 601(b)
      of Regulation S-K)                  Description
------------------------------------------------------------------------
               27                      Financial  Data   Schedule
                             (furnished to the Securities and Exchange
                                 Commission for Electronic Data
                               Gathering, Analysis, and Retrieval
                                     [EDGAR] purposes only)

   (b)  Report(s) on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STIFEL FINANCIAL CORP.
                                             (Registrant)

Date: May 14,1999                    By /s/ Ronald J. Kruszewski
                                        Ronald J. Kruszewski
                                        (President and
                                         Chief Executive Officer)



Date: May 14,1999                    By /s/ James M. Zemlyak
                                        James M. Zemlyak
                                        (Principal Financial and
                                         Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                         March 31, 1999





      Exhibit
       Number                          Description
-------------------------------------------------------------------------
         27                      Financial Data Schedule
                        (furnished to the Securities and Exchange
                              Commission for Electronic Data
                            Gathering, Analysis, and Retrieval
                                  [EDGAR] purposes only)