Form 10-Q
period 1999-06-30
STIFEL FINANCIAL CORP
filed 1999-08-13
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                               OR
[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

              Commission file number         1-9305

                                STIFEL FINANCIAL CORP.
                                ----------------------
                (Exact name of registrant as specified in its charter)

           DELAWARE                                  43-1273600
----------------------------                   -------------------
(State  or  other  jurisdiction         (I.R.S.  Employer Identification No.)
 of incorporation or organization)

501 N. Broadway, St. Louis, Missouri                 63102-2102
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  314-342-2000


      (Former name, former address, and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes[x]   No[ ]

Shares of common stock outstanding at July 31, 1999: 6,831,817, par value $0.15.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                          June 30, 1999




                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 30, 1999 and December 31, 1998........................    3 - 4

     Consolidated Statements of Operations --
       Three Months Ended June 30, 1999 and June 30, 1998.........      5

     Consolidated Statements of Operations --
       Six Months Ended June 30, 1999 and June 30, 1998...........      6

     Consolidated Statements of Cash Flows--
       Six Months Ended June 30, 1999 and June 30, 1998...........    7 - 8

     Notes to Consolidated Financial Statements...................    9 - 11

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................   12 - 15

Item 3.  Quantitative and Qualitative Disclosures about Market
     Risk.........................................................     16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................      16
Item 6.  Exhibit(s) and Report(s) on Form 8-K....................      16
Signatures.......................................................      17

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
                       STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (UNAUDITED) (In thousands, except par values and share amounts)
                                              June 30,           December 31,
                                                1999                 1998
                                            ------------         ------------
ASSETS
Cash and cash equivalents                   $    19,367          $    12,835
Cash segregated for the exclusive
  benefit of customers                              179                  177
Receivable from brokers and dealers              32,759               23,946
Receivable from customers, net of
  allowance for doubtful receivables of
  $561 and $556, respectively                   233,377              213,709
Securities owned, at fair value                  23,112               38,632
Membership in exchanges, at cost                    513                  513
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $13,125 and $12,361,
  respectively                                    6,922                5,315
Goodwill, net of accumulated amortization
  of $692 and $1,721, respectively                1,677                3,874
Notes receivable from and advances to
officers and employees, net of allowance
  for doubtful receivables from former
  employees of $448 and $482, respectively        6,547                6,460
Deferred tax asset                                3,410                3,213
Other assets                                     31,956               26,331
                                            ------------         ------------
Total Assets                                $   359,819          $   335,005
                                            ============         ============

                        STIFEL FINACIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
             (UNAUDITED) (In thousands, except par values and share amounts)

                                              JUNE 30,          DECEMBER 31,
                                                1999                1998
                                            ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks            $    59,750         $    62,890
Payable to brokers and dealers                  125,032             104,769
Payable to customers                             44,467              37,306
Securities sold, but not yet purchased, at
  fair value                                      2,869                 998
Drafts payable                                   11,011              18,210
Accrued employee compensation                    14,414              18,320
Obligations under capital leases                  1,398                 848
Accounts payable and accrued expenses            13,772              16,117
Long-term debt                                   29,968              20,570
                                            ------------        ------------
     Total Liabilities                          302,681             280,028
         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued                     - -                 - -
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 7,376,176
  and 7,219,335 shares, respectively              1,106               1,084
Additional paid-in capital                       43,270              41,867
Retained earnings                                21,529              18,291
                                            ------------        ------------
                                                 65,905              61,242
Less:
 Treasury stock, at cost, 503,894 and
   222,743 shares, respectively                   4,964               2,162
 Unamortized expense of restricted
   stock awards                                     885               1,081
 Unearned employee stock ownership plan
   shares, at cost, 227,733 and 235,866
   shares, respectively                           2,918               3,022
                                            ------------        ------------
     Total Stockholders' Equity                  57,138              54,977
                                            ------------        ------------
                                            $   359,819         $   335,005
                                            ============        ============
     See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                   (In thousands, except per share amounts)

                                             Three Months Ended
                                          June 30,          June 30,
                                            1999              1998
                                         ----------        ----------
REVENUES
  Commissions                            $   17,411        $   13,982
  Principal transactions                      5,983             5,979
  Investment banking                          2,502             3,703
  Interest                                    4,425             5,115
  Other                                       7,514             5,293
                                         ----------        ----------
                                             37,835            34,072

EXPENSES
  Employee compensation and benefits         22,950            21,239
  Communications and office supplies          2,340             2,121
  Occupancy and equipment rental              2,948             2,223
  Interest                                    2,102             2,883
  Commissions and floor brokerage               676               701
  Other operating expenses                    3,414             2,805
                                         ----------        ----------
                                             34,430            31,972
                                         ----------        ----------
INCOME BEFORE INCOME TAXES                    3,405             2,100

  Provision for income taxes                  1,161               876
                                         ----------        ----------
   NET INCOME                            $    2,244        $    1,224


  Net income per share:
    Basic                                $     0.33        $     0.18
    Diluted                              $     0.32        $     0.17
  Dividends declared per share           $     0.03        $     0.03
  Average common equivalent shares
outstanding:
    Basic                                     6,728             6,864
    Diluted                                   7,089             7,293


         See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                  (In thousands, except per share amounts)

                                             Six Months Ended
                                         June 30,         June 30,
                                           1999             1998
                                        ----------       ----------
REVENUES
  Commissions                           $   34,676       $   27,591
  Principal transactions                    12,424           15,519
  Investment banking                         5,514            7,266
  Interest                                   8,903            9,870
  Other                                     13,335            9,665
                                        ----------       ----------
                                            74,852           69,911

EXPENSES
  Employee compensation and benefits        46,807           43,883
  Communications and office supplies         4,366            4,086
  Occupancy and equipment rental             5,511            4,328
  Interest                                   4,072            5,423
  Commissions and floor brokerage            1,449            1,350
  Other operating expenses                   6,427            5,324
                                        ----------       ----------
                                            68,632           64,394
                                        ----------       ----------
INCOME BEFORE INCOME TAXES                   6,220            5,517

  Provision for income taxes                 2,189            2,241
                                        ----------       ----------
   NET INCOME                           $    4,031       $    3,276


  Net income per share:
    Basic                               $     0.59       $     0.48
    Diluted                             $     0.56       $     0.45
  Dividends declared per share          $     0.06       $     0.06
  Average common equivalent shares
outstanding:
    Basic                                    6,785            6,824
    Diluted                                  7,138            7,231


         See Notes to Consolidated Financial Statements.

                    STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)(In thousands)
                                               Six Months Ended
                                           June 30,          June 30,
                                             1999              1998
                                          ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $    4,031        $    3,276
  Noncash items included in
      earnings:
    Depreciation and amortization                882               837
    Bonus notes amortization                     840               336
    Gain on sale of subsidiary                 1,496               - -
    Deferred items                              (184)              901
    Restricted stock awards amortization         202               217
                                          ----------        ----------
                                               7,267             5,567
  Decrease (increase)  in assets:
    Operating receivables                    (28,481)          (12,472)
    Cash segregated for the exclusive
      benefit of customers                        (2)               (3)
    Securities owned                          15,520           (11,587)
    Notes receivable from officers and
      employees                                 (927)           (2,541)
    Other assets                              (3,920)           (1,938)
  Increase (decrease) in liabilities:
    Operating payables                        27,424            55,780
    Securities sold, but not yet purchased     1,871              (756)
    Drafts payable, accrued employee
      compensation, and accounts payable
      and accrued expenses                   (13,033)          (11,076)
                                          ----------        ----------
Cash Flows From Operating Activities           5,719            20,974

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from:
      Sale of property                            12               - -
      Sale of subsidiary                       4,609                51
    Payments for:
      Acquisition of office equipment and
      leasehold improvements                  (1,459)           (2,221)
    Acquisition of investments                (6,012)           (5,828)
                                          ----------        ----------
Cash Flows From Investing Activities          (2,850)           (7,998)

                         STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                               UNAUDITED (In Thousands)
                                                Six Months Ended
                                            June 30,          June 30,
                                              1999              1998
                                           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                 $   (3,140)       $  (19,550)
  Proceeds from:
   Issuance of stock                            1,466             1,397
   Issuance of long-term debt                   9,398               370
  Payments for:
   Repurchase of stock                         (3,252)              (86)
   Principal payments under capital
     lease obligation                            (374)             (177)
   Cash dividends                                (435)             (402)
                                           ----------        ----------
Cash Flows From Financing Activities            3,663           (18,448)

   Increase (decrease) in cash and
     cash equivalents                           6,532            (5,472)
   Cash and cash equivalents -
     beginning of period                       12,835            15,366
                                           ----------        ----------
Cash and Cash Equivalents - end of period  $   19,367        $    9,894
                                           ==========        ==========
Supplemental disclosure of cash
  flow information:
    Income tax payments                    $    2,269        $    3,867
    Interest payments                      $    4,117        $    5,371
Schedule of noncash investing and
  financing activities:
    Employee stock ownership plan          $       77               - -
    Fixed assets acquired under
      capital lease                        $      924        $      495
    Restricted stock awards and stock
      units, net of forfeitures            $      361        $    1,015
    Stock Dividend                         $       77        $       30
See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES
Basis of Presentation
    The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

  At June 30, 1999, SN & Co. had net capital of $32,659,000, which was 13.12% of its aggregate debit items, and $27,680,000 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING
  The Company's reportable segments include private client, capital markets, and other. The private client segment includes 52 branch offices and 112 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, public finance, trading, research, and market making. Investment advisory fees and clearing income is included in other.

  Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

  Information   concerning  operations  in  these   segments   of
business is as follows (in thousands):
-----------------------------------------------------------------
  Three Months Ended June 30,         1999              1998
-----------------------------------------------------------------
  Revenues
   Private Client                  $ 31,478          $ 28,224
   Capital Markets                    3,436             3,991
   Other                              2,921             1,857
-----------------------------------------------------------------
    Total Revenues                 $ 37,835          $ 34,072
=================================================================
  Operating Contribution
   Private Client                  $  4,890          $  4,346
   Capital Markets                      396               296
   Other                              1,950               536
-----------------------------------------------------------------
  Total Operating Contribution        7,236             5,178
-----------------------------------------------------------------
  Unallocated Overhead               (3,831)           (3,078)
-----------------------------------------------------------------
      Pre-Tax Income               $  3,405          $  2,100
=================================================================
-----------------------------------------------------------------
  Six Months Ended June 30,           1999              1998
-----------------------------------------------------------------
  Revenues
   Private Client                  $ 62,119          $ 57,053
   Capital Markets                    8,159             7,981
   Other                              4,574             4,877
-----------------------------------------------------------------
    Total Revenues                 $ 74,852         $  69,911
=================================================================
  Operating Contribution
   Private Client                  $ 10,557         $   9,967
   Capital Markets                      438             1,353
   Other                              2,493               770
-----------------------------------------------------------------
  Total Operating Contribution       13,488            12,090
   Unallocated Overhead              (7,268)           (6,573)
-----------------------------------------------------------------
      Pre-Tax Income               $  6,220         $   5,517
=================================================================
  The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE D - EARNINGS PER SHARE ("EPS")
  Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.
    The components of the basic and diluted earnings per share calculation for the three and six months ended June 30, are as follows (in thousands, except per share amounts):
-----------------------------------------------------------------
     Three Months Ended June 30,               1999         1998
-----------------------------------------------------------------
Income Available to Common Stockholders
  Net Income                                 $ 2,244      $ 1,224
-----------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding:   6,728        6,864
  Potential Common Shares From Employee
    Benefit Plans                                361          429
Diluted Weighted Average Shares Outstanding    7,089        7,293
-----------------------------------------------------------------
Basic Earnings Per Share                     $  0.33      $  0.18
Diluted Earnings Per Share                   $  0.32      $  0.17
=================================================================
-----------------------------------------------------------------
     Six Months Ended June 30,                 1999         1998
-----------------------------------------------------------------
Income Available to Common Stockholders
  Net Income                                 $ 4,031      $ 3,276
-----------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding:   6,785        6,824
  Potential Common Shares From Employee
    Benefit Plans                                353          407
Diluted Weighted Average Shares Outstanding    7,138        7,231
-----------------------------------------------------------------
Basic Earnings Per Share                     $  0.59      $  0.48
Diluted Earnings Per Share                   $  0.56      $  0.45
=================================================================

NOTE E- SALE OF SUBSIDIARY

      On April 27, 1999, the Company completed the sale of one of its investment advisory subsidiaries, Todd Investment Advisors to a subsidiary of Western & Southern Life Insurance Company ("W&S"), a significant shareholder. The Company recorded a pre-tax gain of approximately $1.5 million and is included in other income.

NOTE F - SUBSEQUENT EVENTS

  On July 29, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on August 25, 1999 to stockholders of record as of the close of business on August 11, 1999.

  On July 30, 1999, the Company issued an additional $5,000,000 long term notes payable to W&S, due June 30, 2004 with interest payable monthly at the rate of 8% per annum.

                             ******

     Item 2.   Management's  Discussion  and  Analysis  of   Financial
               Condition and Results of Operations

Results of Operations

Six  months ended June 1999 as compared to six months ended  June
1998

  The Company recorded net earnings of $4.0 million or $0.56 per diluted share on total revenues of $74.9 million for the six months ended June 30, 1999 compared to net earnings of $3.3 million or $0.45 per diluted share on total revenues of $69.9 million for the same period one year earlier.

  The Company's expansion of its Private Client Group, which began in 1998, was evident during 1999 when compared to the same period one year earlier. Private client branch offices, investment executives, and independent contractors increased by 10, 24, and 35, respectively over 1998 representing increases of 24%, 9%, and 30%, respectively. Additionally, investor confidence in the equity markets remained strong as indicated by the increase in the major market index_The Dow Jones Industrial Average (the "Dow") _ and increased trading volumes on the New York Stock Exchange ("NYSE") and NASDAQ. From June 30, 1998 to
June 30, 1999, the Dow increased 2,019 (23%) from 8,952 to 10,971, while trading volumes on the NYSE and NASDAQ increased 29% and 30%, respectively, over 1998 which contributed to a 24% increase in the number of customer trades by the Company.

  Total  revenues  increased $4.9 million  (7%)  primarily  as  a result of growth in commissions and other revenues which increased $7.1 million (26%) and $3.7 million (38%) respectively, partially offset by decreases in principal transactions, investment banking and interest revenues, which declined $3.1 million (20%), $1.8 million (24%) and $967,000 (10%)
respectively.

  Revenues from commissions rose due to private client expansion and strong markets as referred to above. Main components of the increase were from sales of over-the-counter equities, insurance products, and mutual funds, which increased 48%, 67%, and 18% respectively.

  Revenues from principal transactions decreased primarily due to decreases in revenues generated by the sale of unit investment trusts. During the first quarter of 1998, the Company underwrote a unit investment trust, which generated $3.8 million in revenues.

    Investment banking revenues declined principally due to a decrease in municipal bond underwritings of $957,000 (34%) and decreased new issue equity underwritings and participations in corporate offerings of $1.7 million (41%) offset by an increase in financial advisory fees for private placements of $864,000 (266%).

  Interest revenue declined as a result of decreased borrowings by customers, combined with decreases in the rates charged to those customers.

  Other revenues increased, principally due to growth in managed account service fees, and growth in money market account fees which increased 21% and 45%, respectively and the Company's $1.5 million pre-tax gain on the sale of one of its investment advisory subsidiaries, Todd Investment Advisors, Inc. completed on April 27, 1999.

  Total expenses increased $4.2 million (7%) principally as a result of increased compensation and benefits and increased expenses related to the Company's expansion.

  Employee compensation and benefits, a significant portion of the Company's total expense, increased $2.9 million (7%) in the first six months of 1999. The fixed component of compensation, primarily salaries, increased $1.5 million (13%) as a result of normal year-to-year salary increases and the addition of 29 non-sales associates. The majority of personnel increases resulted from the expansion of the Private Client Group, and related product support departments. The increase in the variable component of compensation of $1.4 million (5%) grew in conjunction with the increases in revenues and profitability.

  Occupancy  and  Equipment Rental increased $1.2 million  (27%), principally due to the addition of ten branch offices and increased depreciation expense related to increases in capitalized equipment to upgrade technology and support private client expansion.

  Interest expense declined $1.4 million (25%) due to decreased borrowings by the Company to finance customer margin accounts, combined with decreases in the rates paid on those borrowings.

  Other   Operating   Expenses  increased  $1.1   million   (21%)
principally  due  to  increases  in  the  provision  for   future
litigation related primarily to the Company's former Oklahoma operations offset by decreases in professional fees.

  The effective tax rate for the first six months ended June 30, 1999 decreased to 35.2 % from 40.6 % for the same period one year earlier primarily due to the tax effect of the gain on the disposition of Todd and reduced state taxes.

Three  months  ended June 1999 as compared to three months  ended
June 1998

  The Company recorded net earnings of $2.2 million or $0.32 per diluted share on total revenues of $37.8 million for the second quarter ended June 30, 1999 compared to net earnings of $1.2 million or $0.17 per diluted share on total revenues of $34.1 million for the same period one year earlier. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three month operations with exception of the following items:

  Principal transactions remained relatively unchanged for the three months ended June 30, 1999 when compared to the same period one-year earlier. Despite strong markets for equity products, demand for stocks in which the Company makes a market in, primarily financial institutions, declined, offset by increased demand for fixed income products.

Year 2000

    The Year 2000 issue is the result of computer programs currently written in two-digit format, rather than four-digit, to define the applicable year, which affects the ability of computer systems to accurately process dates ending after December 31, 1999.

  As of June 1999, the Company has completed all remedies and testing on its internal computer systems which the Company believes are necessary to prepare for the Year 2000. In addition, the Company believes the third party vendor that provides record keeping and transaction processing for the Company's customer accounts has adequately demonstrated its readiness for Year 2000.

  The Company participated in the industry-wide testing of securities transaction processing in a simulated Year 2000 environment with the third party vendor in March and April 1999 with no significant problems noted. The Company has also reviewed the testing of other record keeping functions on the third party vendor's system that was performed in January 1999 by other users of the vendor's system. No significant items were noted. The Company will continue to perform record keeping testing through the remainder of 1999.

  Internal remedies for the Company, performed over the past several years, have included a review of all vendor supplied software and replacement with Year 2000 compliant versions when necessary and updates to programming code on its small number of internally created AS/400 programs. The Company has also replaced substantially all computer hardware with Year 2000 compliant systems as part of its business plan for upgrading its technology capabilities.

  The Company believes that the incremental costs associated with modifications for internal software and systems has not been material to the Company's financial statements. However, the interdependent nature of securities transactions and the success of the Company's external counterparties and vendors, including the third-party vendor mentioned above, in dealing with this issue could significantly influence the Company's estimate of the impact the Year 2000 will have on its business.

  The Company has identified and developed contingency plans for its internally provided mission critical systems, i.e. staffing, processing alternatives, etc. The Company is monitoring the development of contingency plans by its mission critical third party vendors. In particular, the third party vendor mentioned above expects contingency plans to be fully developed by the third quarter of 1999. Present plans by the third party vendor include: extra staffing; increased communications with major exchanges and utilities over the January 1, 2000 weekend; moratoriums on staff vacations and time off during December/January period; and readiness to invoke normal disaster recovery plan (backup power, hot site readiness).

Forward-Looking Statements

  The Management's Discussion and Analysis of financial Condition and Results of Operations, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Liquidity and Capital Resources

  The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long term notes payable, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

  Management  believes  the  funds  from  operations,   available
informal    short-term   credit   arrangements,   and   long-term
borrowings, at June 30, 1999, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At June 30, 1999, Stifel, Nicolaus had net capital of approximately $32.7 million which exceeded the minimum net capital requirements by approximately $27.7 million.

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


Item 6. Exhibit(s) and Report(s) on Form 8-K
  (a)    Exhibit No.
   (Reference to Item 601(b)
      of Regulation S-K)                  Description
               27                      Financial  Data   Schedule
  (furnished to the Securities and Exchange
                                 Commission for Electronic Data
                               Gathering, Analysis, and Retrieval
                                     [EDGAR] purposes only)

   (b)  Report(s) on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date: August 13, 1999                  By/s/ Ronald J. Kruszewski
                                             --------------------
                                             Ronald J. Kruszewski
                                            (President and
                                             Chief Executive Officer)



Date: August 13, 1999                  By/s/ James M. Zemlyak
                                             ----------------
                                             James M. Zemlyak
                                            (Principal Financial and
                                             Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                          June 30, 1999





      Exhibit
       Number                          Description
-------------------------------------------------------------------------------
         27                      Financial Data Schedule
                        (furnished to the Securities and Exchange
                              Commission for Electronic Data
                            Gathering, Analysis, and Retrieval
                                  [EDGAR] purposes only)