Form 10-Q
period 1999-09-30
STIFEL FINANCIAL CORP
filed 1999-11-12
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
[x]    QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                               OR
[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

              Commission file number         1-9305

                                STIFEL FINANCIAL CORP.
                                ----------------------
               (Exact name of registrant as specified in its charter)

           DELAWARE                              43-1273600
---------------------------------     ------------------------------------
(State  or  other  jurisdiction       (I.R.S. Employer Identification No.)
 of incorporation or organization)

501 N. Broadway, St. Louis, Missouri            63102-2102
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   314-342-2000


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

Shares   of  common  stock  outstanding  at  October  29,   1999:
6,711,856, par value $0.15.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                       September 30, 1999




                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       September 30, 1999 and December 31, 1998.......................    3-4

     Consolidated Statements of Operations --
       Three Months Ended September 30, 1999 and September 30,1998.....   5

     Consolidated Statements of Operations --
       Nine Months Ended September 30, 1999 and September 30,1998......   6

     Consolidated Statements of Cash Flows--
       Nine Months Ended September 30, 1999 and September 30,1998......   7-8

     Notes to Consolidated Financial Statements........................   9-11

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................   12-17

Item 3.  Quantitative and Qualitative Disclosures about Market
     Risk ............................................................    18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................    18
Item 6.  Exhibit(s) and Report(s) on Form 8-K.........................    18
Signatures............................................................    19

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (UNAUDITED) (In thousands, except par values and share amounts)

                                           September 30,        December 31,
                                               1999                1998
                                           -------------        ------------
ASSETS
Cash and cash equivalents                  $      19,458        $     12,835
Cash segregated for the exclusive
  benefit of customers                               180                 177
Receivable from brokers and dealers               25,874              23,946
Receivable from customers, net of
  allowance for doubtful receivables of
  $556 and $556, respectively                    240,875             213,709
Securities owned, at fair value                   27,283              38,632
Membership in exchanges, at cost                     513                 513
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $12,856 and $12,361,
  respectively                                     7,668               5,315
Goodwill, net of accumulated amortization
  of $715 and $1,721, respectively                 1,654               3,874
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables
  from former employees of $526 and
  $482, respectively                               7,914               6,460
Deferred tax asset                                 3,410               3,213
Other assets                                      31,087              26,331
                                           -------------        ------------
       Total Assets                        $     365,916        $    335,005
                                           =============        ============

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
  (UNAUDITED) (In thousands, except par values and share amounts)

                                            September 30,        December 31,
                                                1999                1998
                                            -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks            $      53,075        $    62,890
Payable to brokers and dealers                    147,016            104,769
Payable to customers                               30,922             37,306
Securities sold, but not yet purchased, at
  fair value                                        3,166                998
Drafts payable                                      9,851             18,210
Accrued employee compensation                      14,664             18,320
Obligations under capital leases                    1,234                848
Accounts payable and accrued expenses              13,919             16,117
Long-term debt                                     34,968             20,570
                                            -------------       ------------
       Total Liabilities                          308,815            280,028
         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued                       - -                - -
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 7,376,176
  and 7,219,335 shares, respectively                1,106              1,084
Additional paid-in capital                         43,208             41,867
Retained earnings                                  22,750             18,291
                                            -------------       ------------
                                                   67,064             61,242
Less:
 Treasury stock, at cost, 645,909 and
   222,743 shares, respectively                     6,307              2,162
 Unamortized expense of restricted
   stock awards                                       791              1,081
 Unearned employee stock ownership plan
   shares, at cost, 223,667 and 235,866
   shares, respectively                             2,865              3,022
                                            -------------       ------------
 Total Stockholders' Equity                        57,101             54,977
                                            -------------       ------------
                                            $     365,916       $    335,005
                                            =============       ============
         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                              Three Months Ended
                                        September 30,       September 30,
                                            1999                1998
                                        -------------      -------------
REVENUES
  Commissions                           $      15,282      $      14,231
  Principal transactions                        6,319              4,235
  Investment banking                            2,507              6,557
  Interest                                      5,333              4,765
  Other                                         6,072              4,471
                                        -------------      -------------
                                               35,513             34,259

EXPENSES
  Employee compensation and benefits           21,807             22,108
  Communications and office supplies            2,254              2,065
  Occupancy and equipment rental                2,900              2,344
  Interest                                      2,663              2,439
  Commissions and floor brokerage                 650                726
  Other operating expenses                      3,066              3,016
                                        -------------      -------------
                                               33,340             32,698
                                        -------------      -------------
INCOME BEFORE INCOME TAXES                      2,173              1,561

  Provision for income taxes                      742                594
                                        -------------      -------------
   NET INCOME                           $       1,431      $         967
                                        =============      =============

  Net income per share:
    Basic                               $        0.22      $        0.14
    Diluted                             $        0.21      $        0.13
  Dividends declared per share          $        0.03      $        0.03
  Average common equivalent shares
outstanding:
    Basic                                       6,570              6,879
    Diluted                                     6,925              7,197


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
             (In thousands, except per share amounts)

                                              Nine Months Ended
                                      September 30,         September 30,
                                          1999                  1998
                                      -------------         -------------
REVENUES
  Commissions                         $      49,958         $      41,822
  Principal transactions                     18,742                19,792
  Investment banking                          8,021                13,787
  Interest                                   14,237                14,634
  Other                                      19,407                14,135
                                      -------------         -------------
                                            110,365               104,170

EXPENSES
  Employee compensation and benefits         68,614                65,991
  Communications and office supplies          6,620                 6,151
  Occupancy and equipment rental              8,411                 6,672
  Interest                                    6,735                 7,861
  Commissions and floor brokerage             2,099                 2,076
  Other operating expenses                    9,493                 8,340
                                      -------------         -------------
                                            101,972                97,091
                                      -------------         -------------
INCOME BEFORE INCOME TAXES                    8,393                 7,079

  Provision for income taxes                  2,931                 2,836
                                      -------------         -------------
   NET INCOME                         $       5,462         $       4,243
                                      =============         =============

  Net income per share:
    Basic                              $       0.81         $        0.62
    Diluted                            $       0.77         $        0.59
  Dividends declared per share         $       0.09         $        0.09
  Average common equivalent shares
outstanding:
    Basic                                     6,712                 6,843
    Diluted                                   7,065                 7,224


         See Notes to Consolidated Financial Statements.

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)(In thousands)
                                                Nine Months Ended
                                         September 30,       September 30,
                                              1999                1998
                                         -------------       -------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income                             $       5,462       $       4,243
  Noncash items included in
earnings:
    Depreciation and amortization                1,971               1,337
    Bonus notes amortization                     1,316               1,157
    Gain on sale of subsidiary                  (1,496)                - -
    Deferred items                                (163)              1,936
    Restricted stock awards amortization           297                 351
                                         -------------       -------------
                                                 7,387               9,024
  Decrease (increase) in assets:
    Operating receivables                      (29,094)             48,192
    Cash segregated for the exclusive
      benefit of customers                          (3)                  1
    Securities owned                            11,349              (7,201)
    Notes receivable from officers and
      employees                                 (2,770)             (4,219)
    Other assets                                  (194)             (3,196)
  Increase (decrease) in liabilities:
    Operating payables                          35,863              36,715
    Securities sold, but not yet purchased       2,168              (2,802)
    Drafts payable, accrued employee
      compensation, and accounts payable
      and accrued expenses                     (13,639)            (13,975)
                                         -------------       -------------
Cash Flows From Operating Activities            11,067              62,539

CASH FLOWS FROM INVESTING
ACTIVITIES
    Proceeds from:
      Sale of property                              15                  72
      Sale of subsidiary                         4,744                 - -
    Payments for:
      Acquisition of office equipment and
        leasehold improvements                  (3,274)             (3,021)
      Acquisition of investments                (6,012)             (5,808)
                                         -------------       -------------
Cash Flows From Investing Activities            (4,527)             (8,757)

             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                   UNAUDITED (In Thousands)
                                                   Nine Months Ended
                                         September 30,       September 30,
                                             1999                1998
                                         -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                      (9,815)            (64,775)
  Proceeds from:
   Issuance of stock                             1,667               1,441
   Issuance of long-term debt                   14,398              10,970
  Payments for:
   Repurchase of stock                          (4,984)               (283)
   Principal payments under capital
     lease obligation                             (538)               (384)
   Cash dividends                                 (645)               (606)
                                         -------------       -------------
Cash Flows From Financing Activities                83             (53,637)

   Increase in cash and cash
     equivalents                                 6,623                 145
   Cash and cash equivalents -
     beginning of period                        12,835              15,366
                                         -------------       -------------
   Cash and Cash Equivalents -
     end of period                       $      19,458       $      15,511
                                         =============       =============
Supplemental disclosure of cash
  flow information:
    Income tax payments                  $       2,925       $       3,939
    Interest payments                    $       6,563       $       8,092
Schedule of noncash investing and
  financing activities:
    Employee stock ownership plan        $         116                 - -
    Fixed assets acquired under
      capital lease                      $         924       $         495
    Restricted stock awards and stock
      units, net of forfeitures          $         499       $       1,264
    Stock Dividend                       $          77       $          30
See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES
Basis of Presentation
    The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

  At   September  30,  1999,  SN  &  Co.  had  net   capital   of
$32,755,000, which was 12.33% of its aggregate debit items, and $27,444,000 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING
  The Company's reportable segments include private client, capital markets, and other. The private client segment includes 54 branch offices and 115 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, public finance, trading, research, and market making. Investment advisory fees and clearing income is included in other.

  Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

  Information   concerning  operations  in  these   segments   of
business is as follows (in thousands):
-------------------------------------------------------------------------------
  Three Months Ended September 30,               1999          1998
-------------------------------------------------------------------------------
  Revenues
    Private Client                             $ 30,453      $ 27,898
    Capital Markets                               3,513         5,433
    Other                                         1,547           928
-------------------------------------------------------------------------------
  Total Revenues                               $ 35,513      $ 34,259
===============================================================================
  Operating Contribution
    Private Client                             $  3,972      $  3,312
    Capital Markets                                 120            75
    Other                                           (51)          183
-------------------------------------------------------------------------------
  Total Operating Contribution                    4,041         3,570
-------------------------------------------------------------------------------
  Unallocated Overhead                           (1,868)       (2,009)
-------------------------------------------------------------------------------
      Pre-Tax Income                           $  2,173      $  1,561
===============================================================================
-------------------------------------------------------------------------------
   Nine Months Ended September 30,                1999         1998
-------------------------------------------------------------------------------
  Revenues
    Private Client                             $ 92,572      $ 84,951
    Capital Markets                              11,672        15,198
    Other                                         6,121         4,021
-------------------------------------------------------------------------------
  Total Revenues                               $110,365      $104,170
===============================================================================
  Operating Contribution
    Private Client                             $ 14,675      $ 12,761
    Capital Markets                                 412         1,946
    Other                                         2,441           953
-------------------------------------------------------------------------------
  Total Operating Contribution                   17,528        15,660
   Unallocated Overhead                          (9,135)       (8,581)
------------------------------------------------------------------------------
      Pre-Tax Income                           $  8,393      $  7,079
===============================================================================
  The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE D - EARNINGS PER SHARE ("EPS")
  Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

    The  components of the basic and diluted earnings  per  share calculation for the three and nine months ended September 30, are as follows (in thousands, except per share amounts):
-------------------------------------------------------------------------------
     Three Months Ended September 30,              1999           1998
-------------------------------------------------------------------------------
Income Available to Common Stockholders
Net Income                                       $  1,431       $    967
-------------------------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding:        6,570          6,879
  Potential Common Shares From Employee Benefit
    Plans                                             355            318
  Diluted Weighted Average Shares Outstanding       6,925          7,197
-------------------------------------------------------------------------------
Basic Earnings Per Share                         $   0.22       $   0.14
Diluted Earnings Per Share                       $   0.21       $   0.13
===============================================================================
-------------------------------------------------------------------------------
     Nine Months Ended September 30,               1999            1998
-------------------------------------------------------------------------------
Income Available to Common Stockholders
Net Income                                       $  5,462       $  4,243
-------------------------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding:        6,712          6,843
  Potential Common Shares From Employee Benefit
    Plans                                             353            381
Diluted Weighted Average Shares Outstanding         7,065          7,224
-------------------------------------------------------------------------------
Basic Earnings Per Share                         $   0.81       $   0.62
Diluted Earnings Per Share                       $   0.77       $   0.59
===============================================================================
NOTE E- SALE OF SUBSIDIARY

      On April 27, 1999, the Company completed the sale of one of its investment advisory subsidiaries, Todd Investment Advisors to a subsidiary of Western & Southern Life Insurance Company("W&S"), a significant shareholder. The Company recorded a pre-tax gain of approximately $1.5 million and is included in other income.

NOTE F - NOTE PAYABLE

       On  July  30,  1999,  the  Company  issued  an  additional
$5,000,000 long term notes payable to W&S, due June 30, 2004 with interest payable monthly at the rate of 8% per annum.

NOTE G - SUBSEQUENT EVENTS
  On  October 27, 1999, the Company's Board of Directors declared a  regular quarterly cash dividend of $0.03 per share, payable on
November  24, 1999 to stockholders of record as of the  close  of business on November 10, 1999.
                             ******

Item 2.   Management's  Discussion  and  Analysis  of   Financial
     Condition and Results of Operations

Results of Operations
---------------------
Nine months ended September 1999 as compared to nine months ended
September 1998

  The Company recorded net earnings of $5.5 million or $0.77 per diluted share on total revenues of $110.4 million for the nine months ended September 30, 1999 compared to net earnings of $4.2 million or $0.59 per diluted share on total revenues of $104.2 million for the same period one year earlier.

  The Company's expansion of its Private Client Group, which began in 1998, was evident during 1999 when compared to the same period one year earlier. Private client branch offices, investment executives, and independent contractors increased by 11, 30, and 24, respectively over 1998 representing increases of 26%, 10%, and 19%. Additionally, investor confidence in the equity markets remained strong as indicated by the increase in the major market index_The Dow Jones Industrial Average (the "Dow") _ and increased trading volumes on the New York Stock Exchange ("NYSE") and NASDAQ. From September 30, 1998 to
September 30, 1999, the Dow increased 2,494 (32%) from 7,843 to 10,337, while trading volumes on the NYSE and NASDAQ increased 19% and 29%, respectively, over 1998 which contributed to a 18% increase in the number of customer trades by the Company.

  Total  revenues  increased $6.2 million  (6%)  primarily  as  a result of growth in commissions and other revenues which increased $8.1 million (20%) and $5.3 million (37%) respectively, partially offset by decreases in principal transactions, investment banking and interest revenues, which declined $1.1 million (5%), $5.8 million (42%) and $397,000 (3%) respectively.

  Revenues from commissions rose due to private client expansion and strong markets as referred to above. Main components of the increase were from sales of over-the-counter equities, insurance products, and mutual funds, which increased 39%, 52%, and 18% respectively.

  Other revenues increased, principally due to growth in managed account service fees, and growth in money market account fees which increased 15% and 37%, respectively and the Company's $1.5 million pre-tax gain on the sale of one of its investment advisory subsidiaries, Todd Investment Advisors, Inc. completed on April 27, 1999.

  Revenues from principal transactions decreased due to decreased revenues generated by the sale of unit investment trusts, principally during the first quarter of 1998, offset by increased sales of taxable and nontaxable fixed income products which increased $551,000 (36%) and $924,000 (42%), respectively and an inventory loss in the quarter ending September 30, 1998 of $1.1 million on certain equity investments.

  Investment banking revenues declined principally due to a decrease in municipal bond underwritings of $422,000 (22%), and decreased new issue equity underwritings and participations in corporate offerings of $3.6 million, and a decrease in financial advisory fees for private placements of $1.8 million (67%) principally related to an advisory fee in the 1998 third quarter.

  Interest revenue declined as a result of decreased average borrowings by customers, combined with decreases in the rates charged to those customers.

  Total expenses increased $4.9 million (5%) principally as a result of increased compensation and benefits and increased expenses related to the Company's expansion, and provisions for litigation offset by a decline in interest expense.

  Employee compensation and benefits, a significant portion of the Company's total expense, increased $2.6 million (4%) in the first nine months of 1999. The fixed component of compensation, primarily salaries, increased $1.7 million (9%) as a result of normal year-to-year salary increases and the addition of 22 non-sales associates. The majority of personnel increases resulted from the expansion of the Private Client Group, and related product support departments. The increase in the variable component of compensation of $965,000 (2%) grew in conjunction with the increases in revenues and profitability.

  Occupancy  and  equipment rental increased $1.7 million  (26%), principally due to the addition of eleven branch offices and increased depreciation expense related to increases in capitalized equipment to upgrade technology and support private client expansion.

  Other   operating   expenses  increased  $1.2   million   (14%)
principally due to increases in the provision for litigation related primarily to the Company's former Oklahoma operations.

  Interest expense declined $1.1 million (14%) due to decreased borrowings by the Company to finance customer margin accounts, combined with decreases in the rates paid on those borrowings.

  The  effective  tax  rate  for  the  first  nine  months  ended
September 30, 1999 decreased from the same period one year earlier primarily due to the tax effect of the gain on the disposition of Todd and reduced state taxes.

Three months ended September 1999 as compared to three months ended September 1998

  The Company recorded net earnings of $1.4 million or $0.21 per diluted share on total revenues of $35.5 million for the third quarter ended September 30, 1999 compared to net earnings of $967,000 or $0.13 per diluted share on total revenues of $34.3 million for the same period one year earlier. The explanation of revenue and expense fluctuations presented for the nine month period are generally applicable to the three month operations with exception of the following items:

  Principal transactions increased $2.1 million (49%) due to increased demand for taxable and nontaxable fixed income products and a decrease in inventory losses on certain equity investments in the 1998 third quarter.

  Interest revenue increased $569,000 (11.9%) as a result of increased average borrowings by customers.

  Interest expense increased $224,000 (9.2%) due to increased borrowings by the Company to finance customer margin accounts and increased notes payable.

Year 2000
---------
    The Year 2000 issue is the result of computer programs currently written in two-digit format, rather than four-digit, to define the applicable year, which affects the ability of computer systems to accurately process dates ending after December 31, 1999.

  As of September 1999, the Company has completed all remedies and testing on its internal computer systems which the Company believes are necessary to prepare for the Year 2000. In addition, the Company believes the third party vendor that provides record keeping and transaction processing for the Company's customer accounts has adequately demonstrated its readiness for Year 2000.

  The Company participated in the industry-wide testing of securities transaction processing in a simulated Year 2000 environment with the third party vendor in March and April 1999 with no significant problems noted. The Company has also reviewed the testing of other record keeping functions on the third party vendor's system that was performed in January 1999 by other users of the vendor's system. No significant items were noted. The Company will continue to perform testing of the vendor's system through the remainder of 1999. As of November 1999 the vendor has implemented a programming code "freeze" to ensure a stable processing system for the millennium rollover.

  Internal remedies for the Company, performed over the past several years, have included a review of all vendor supplied software and replacement with Year 2000 compliant versions when necessary and updates to programming code on its small number of internally created AS/400 programs. The Company has also replaced substantially all computer hardware with Year 2000 compliant systems as part of its business plan for upgrading its technological capabilities.

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

  The Company has identified and developed contingency plans, i.e. staffing, processing alternatives, etc., for its internally provided mission critical systems. The Company is monitoring the development of contingency plans by its mission critical third party vendors. In particular, the third party vendor mentioned above has developed contingency plans, which include: extra staffing; increased communications with major exchanges and utilities over the January 1, 2000 weekend; moratoriums on staff vacations and time off during December/January period; and heightened readiness to invoke normal disaster recovery plan (backup power, hot site readiness).

Forward-Looking Statements
--------------------------
  The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Liquidity and Capital Resources
-------------------------------
  The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long term notes payable, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

  During the first nine months of 1999, the Company repurchased 513,969 shares, using existing board authorizations, at an average price of $9.43 per share, to meet obligations under the Company's employee benefit plans. On July 29, 1999, Directors of the Company authorized the repurchase of up to 250,000 additional common shares.

  On July 30,1999, the Company issued an additional $ 5,000,000 long term notes payable to W&S, due June 30, 2004 with interest payable monthly at the rate of 8% per annum.

  Management believes the funds from operations, available informal short-term credit arrangements, and long-term borrowings, at September 30, 1999, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At September 30, 1999, Stifel, Nicolaus had net capital of approximately $32.8 million which exceeded the minimum net capital requirements by approximately $27.4 million.

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


Item 6. Exhibit(s) and Report(s) on Form 8-K

  (a)    Exhibit No.
   (Reference to Item 601(b)
      of Regulation S-K)                  Description
-------------------------------------------------------------------------------
              27                     Financial  Data   Schedule
                               (furnished to the Securities and Exchange
                                     Commission for Electronic Data
                                   Gathering, Analysis, and Retrieval
                                        [EDGAR] purposes only)

   (b)  Report(s) on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              STIFEL FINANCIAL CORP.
                                                  (Registrant)

Date: November 12, 1999                By /s/Ronald J. Kruszewski
                                             --------------------
                                             Ronald J. Kruszewski
                                             (President and
                                              Chief Executive Officer)



Date: November 12, 1999                By /s/James M. Zemlyak
                                             ----------------
                                             James M. Zemlyak
                                             (Principal Financial and
                                              Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                          EXHIBIT INDEX
                       September 30, 1999


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