Form 10-K405
period 1999-12-31
STIFEL FINANCIAL CORP
filed 2000-03-31
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
[x]  Annual  report  pursuant  to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934
   For the fiscal year ended    December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition  period  from                to
   .

Commission file number 1-9305

                    STIFEL FINANCIAL CORP.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         DELAWARE                             43-1273600
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

           501 N. Broadway
        St. Louis, Missouri                          63102-2102
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,including area code       314-342-2000

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
       Title of Each Class                          On Which Registered
--------------------------------------       ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [x]

Aggregate market value of voting stock held by non-affiliates of the registrant at March 8, 2000 was $74,709,865.

Shares  of  Common Stock outstanding at March 8, 2000:  7,254,247 shares, par value $.15 per share.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 26, 2000 are incorporated by reference in Part III hereof. Exhibit Index located on pages 22 and 23.

                             PART I

ITEM 1. BUSINESS

Stifel Financial Corp. ("Financial" or the "Company"), a Delaware corporation and a holding company for Stifel Nicolaus & Company, Incorporated ("Stifel Nicolaus") and other subsidiaries, was organized in 1983. Stifel Nicolaus is the successor to a partnership founded in 1890. Unless the context requires otherwise, the term "Company" as used herein means Financial and its subsidiaries.

On January 12, 2000, the Company completed the merger of Hanifen, Imhoff Inc. ("HII"), a Denver-based investment banking firm. The transaction is being accounted for as a purchase and provides for a tax-free exchange of approximately 517,000 shares of the Company for all of the outstanding shares of HII. In connection with the transaction, certain key associates of HII executed employment agreements containing non-compete provisions and restrictions on the sale of the stock received in the merger and were awarded options in the Company. HII also has offices located in Omaha, Nebraska and Winter Park, Florida. The merger added 59 investment bankers, research analysts, institutional sales associates, and traders to the capital markets segment, as well as 23 administrative and technical support associates.

The Company offers securities-related financial services through its wholly-owned operating subsidiaries, Stifel Nicolaus, Century Securities Associates, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 63 locations. The Company's customers include individuals, corporations, municipalities and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest.

Financial Information

The amounts of each of the principal sources of revenue, the net income and total assets of the Company for the years ended December 31, 1999, 1998 and 1997 are contained in Item 6. Selected Financial Data, herein. Financial Information for each segment of the Company is contained in Note O of the Consolidated Financial Statements incorporated by reference herein.

Narrative Description of Business

As of February 29, 2000, the Company employed 1,004 individuals. Stifel Nicolaus employed 986 of which 335 were employed as investment executives. In addition, 143 investment executives were affiliated with Century Securities Associates, Inc. ("CSA") as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 125,000 client accounts. No single client accounts for a material percentage of the Company's total business.

                         Private Client

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. In 1998 and 1999 management made significant investments in personnel, technology, and market data platforms to grow the private client segment.

Stifel Nicolaus Private Client

Stifel Nicolaus has 59 private client branches located in 14 states, primarily in the Midwest. Its 335 Investment Executives provide a broad range of services and financial products to their clients. In most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes both taxable and tax exempt fixed-income products to its private clients, including municipal, corporate, government agency and mortgage backed bonds, preferred stock, and unit investment trusts. An increasing number of clients are electing asset based fee alternatives to the traditional commission schedule. In addition, Stifel Nicolaus distributes insurance and annuity products, and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75 percent of the purchase price, depending upon the size of the transaction.

Century Securities Associates Inc. Private Client

CSA has affiliations with 143 independent contractors in 23 branch offices and 98 satellite offices in 29 states. Under their contractual arrangements, these independent contractors may provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. CSA's independent contractors provide the same types of financial products and services to its private clients, as does Stifel Nicolaus. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and as such clears its transactions through Stifel Nicolaus.

Client transactions in securities for Stifel Nicolaus and CSA are effected on either a cash basis or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. ("NYSE") margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline, which could reduce the value of its collateral below the amount of the customers' indebtedness.

                         Capital Markets

Capital markets include investment banking, corporate finance and
public   finance  departments,  research  department,   syndicate
department, over-the-counter equity trading, and institutional sales and trading.

Investment Banking - Corporate Finance

The investment banking corporate finance group consists of 24 professionals, located in St. Louis, Cleveland, and Denver, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap companies, located primarily in the Midwest.

Research Department

The research department consists of 17 analysts located in St. Louis and Denver who publish research on over 175 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

Syndicate Department

The syndicate department coordinates the marketing, distribution, pricing, and stabilization of the Company's lead- and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

Over-the-Counter Equity Trading

The Company trades as principal in the over-the-counter market. It acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling and maintaining an inventory of these securities. At February 29, 2000, Stifel Nicolaus made a market in 213 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

Institutional Sales

Institutional sales is comprised of institutional equity sales, fixed income sales, and taxable and tax-exempt trading departments located in St. Louis and Denver. The institutional equity sales group provides equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus'
investment banking corporate finance group. At February 29, 2000, the institutional equity sales department maintained relationships with over 1,070 institutional accounts. Stifel Nicolaus buys fixed income products, both tax-exempt and taxable products, primarily municipal bonds, corporate, government agency, and mortgage back bonds for its own account, maintains an inventory of these products and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with over 1,500 accounts at February 29, 2000.

Investment Banking-Public Finance

Investment banking public finance consists of 25 professionals with its principal offices in St. Louis and Denver. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through its St. Louis and Denver offices.

                         Other Segments

In addition to its private client segment and capital markets segment, the Company has an investment advisory firm which provides investment advisory services to individuals, fiduciary, and corporate clients. Revenues are derived based upon assets under management. Pin Oak Capital, Ltd. is registered as an investment advisor in five states and had assets under management of approximately $176,442,000 at December 31, 1999.

Stifel Nicolaus clears transactions for the Company's independent
contractor,   CSA,  and  two  other  introducing  broker-dealers.
Revenues and costs associated with clearing these transactions are also included in "other segments."

Competition

The Company competes with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, the Company faces increasing competition from other financial institutions, such as commercial banks, online service providers, and other companies offering financial services. The Financial Modernization Act, signed into law in late 1999, lifts restrictions on banks and insurance
companies  to  provide  financial  services  once  dominated   by
securities firms. In addition, recent consolidation in the financial services industry may lead to increased competition from larger, more diversified organizations. Some of these firms generally charge lower commission rates to their customers without offering services such as portfolio valuation, investment recommendations and research. Trading on the Internet has increased significantly. Online brokerage customers account for more than one-third of trading in U.S. equities. The number of online accounts doubled in 1999 and is expected to quadruple in the next three years.

During 1999 the Company continued to invest in and provide support for technologically advanced equipment and software for the Private Client Group, including web-based access to customer accounts and development of online trading to be launched in early 2000.

Management relies on the expertise acquired in its market area over its 109-year history, its personnel, and its equity capital to operate in the competitive environment.

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

As a broker-dealer and member of the NYSE, Stifel Nicolaus is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC, which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel Nicolaus computes its net capital under the alternative method.

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than four percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel Nicolaus which requires the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel Nicolaus had net capital of approximately $31.9 million at December 31, 1999, which was approximately 8.98 percent of aggregate debit balances and approximately $24.8 million in excess of required net capital.

ITEM 2.  PROPERTIES

The headquarters and administrative offices of the Company, Stifel Nicolaus and CSA are located in downtown Saint Louis, Missouri. Pin Oak is located in New York, New York. Stifel Nicolaus has a branch office system located in 14 states, primarily in the Midwest. The Company has a total of 63 locations in 17 states. All offices of the Company are located in leased premises. The Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 1999 was approximately $4,728,000. Further information about the lease obligations of the Company is provided in Note D of the Notes To Consolidated Financial Statements incorporated by reference herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
The  following  information  is  furnished  pursuant  to  General
Instruction  G  (3) of Form 10-K with respect  to  the  executive officers of Financial:
                                                         Year First Appointed as
                               Positions or Offices         Executive Officer
       Name            Age       with the Company             of the Company
--------------------------------------------------------------------------------

George H. Walker III   69   Chairman of the Board of                  1978
                            Financial and Stifel Nicolaus

Ronald J. Kruszewski   41   President and Chief Executive Officer     1997
                            of Financial and Stifel Nicolaus

James M. Zemlyak       40   Vice President, Treasurer and             1999
                            Chief Financial Officer of Financial
                            and Senior Vice President and Chief
                            Financial Officer of Stifel Nicolaus

Charles R. Hartman     56   Vice President and Secretary of           1996
                            Financial and General Counsel,
                            Senior Vice President and
                            Secretary of Stifel Nicolaus

Scott B. McCuaig       50   Vice President of Financial and           1998
                            Director of Retail Sales &
                            Marketing of Stifel Nicolaus

Walter F. Imhoff       68   Managing Director of Stifel Nicolaus      1998


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

    Ronald J. Kruszewski was appointed President and Chief Executive Officer of the Company and Stifel Nicolaus in September 1997. Prior to joining the Company, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated.

  James M. Zemlyak joined Stifel Nicolaus in February 1999. He is Vice President, Treasurer and Chief Financial Officer of Financial and Senior Vice President and Chief Financial Officer of Stifel Nicolaus and a member of the Board of Directors of Stifel Nicolaus. Prior to joining the Company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1997.

   Charles R. Hartman joined Stifel Nicolaus in June 1994. He is Vice President and Secretary of Financial and General Counsel, Senior Vice President and Secretary of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. Hartman was the Regional Counsel for the Securities and Exchange Commission in Los Angeles, California from April 1982 to June 1994.

  Scott B. McCuaig joined Stifel Nicolaus in January 1998. He is Vice President of Financial and the Director of Retail Sales & Marketing of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. McCuaig was a Managing Director, head of marketing and regional sales manager of Robert W. Baird & Co. Incorporated.

       Walter F. Imhoff joined Stifel Nicolaus in January 2000. He is Managing Director of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. Imhoff served as Chairman, President and Chief Executive Officer of Hanifen, Imhoff, Inc., a regional broker dealer, from 1979.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

a.) Market Information
The common stock of Financial is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Financial's Common Stock for each full quarterly period for the two most recent calendar years are as follows:

                     High and Low Stock Price By Quarter
       --------------------------------------------------------------
                               1999                     1998
         Quarter         High   -   Low            High    -   Low
       --------------------------------------------------------------
        First         $ 10 11/16 -  9           $ 16 3/16  - 12 1/16
        Second          10 11/16 -  8 15/16       17 5/8   - 13 11/16
        Third            9 3/4   -  8 15/16       15 11/16 -  9 1/8
        Fourth          11 7/8   -  8 15/16       11 1/2   -  8 3/4
       --------------------------------------------------------------

The Company from time-to-time uses funds generated from operations to purchase the Company's common stock throughout the calendar year. The Company's Board of Directors authorized the repurchase of up to 250,000 shares on July 28, 1999, and an additional 600,000 common shares on December 10, 1999 to be used to satisfy share obligations for employee benefit plans and for general corporate purposes.

b.) Holders
The approximate number of stockholders of record on March 8, 2000 was 3,000.

c.) Dividends
Dividends paid were as follows:

      Record      Payment        Cash        Stock
       Date         Date       Dividend     Dividend
----------------------------------------------------
     02/12/98     02/26/98      $0.03          5%
     05/12/98     05/28/98      $0.03         - -
     08/06/98     08/20/98      $0.03         - -
     11/05/98     11/19/98      $0.03         - -
     02/11/99     02/25/99      $0.03          5%
     05/11/99     05/27/99      $0.03         - -
     08/11/99     08/25/99      $0.03         - -
     11/10/99     11/24/99      $0.03         - -

A regular quarterly cash dividend of $0.03 per share was established on November 30, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

                  Stifel Financial Corp. and Subsidiaries
                             Financial Summary
                                         Years Ended December 31,
                            -------------------------------------------------
(In thousands, except                    1999      1998       1997        1996      1995
per share and percentages)
                                     -----------------------------------------------------
Revenues
Commissions                          $  68,663  $  56,729  $  49,763  $  43,900  $  38,716
Principal transactions                  24,654     26,465     20,463     19,498     20,362
Investment banking                      11,507     15,763     28,476     16,253     12,121
Interest                                20,525     18,889     21,397     13,774     13,002
Other                                   25,844     19,442     15,720     16,388     11,159
                                     ---------  ---------  ---------  ---------  ----------
                                       151,193    137,288    135,819    109,813     95,360
Expenses
Employee compensation and benefits      92,819     86,967     81,817     66,765     57,187
Commissions and floor brokerage          2,838      2,804      2,780      2,641      2,319
Communications and office supplies       8,911      8,389      6,914      6,797      7,651
Occupancy and equipment rental          11,819      9,549      8,109      7,958      8,512
Interest                                10,097      9,798     12,991      8,197      8,312
Other operating expenses                13,736     11,192     13,787     11,853     10,072
                                     ---------  ---------  ---------  ---------  ---------
                                       140,220    128,699    126,398    104,211     94,053
                                     ---------  ---------  ---------  ---------  ---------
Income before income taxes              10,973      8,589      9,421      5,602      1,307

Provision for income taxes               3,808      3,344      3,750      2,209        663
                                     ---------  ---------  ---------  ---------  ---------
Net income                           $   7,165  $   5,245  $   5,671  $   3,393  $     644
                                     =========  =========  =========  =========  =========
Per Share Data
Basic earnings                       $    1.08  $     .77  $    1.01  $     .66  $     .13
Diluted earnings                     $    1.03  $     .73  $     .88  $     .59  $     .13
Cash dividends                       $     .12  $     .12  $     .12  $     .09  $     .12

Other Data
Total assets                         $ 453,110  $ 335,005  $ 315,484  $ 301,344  $ 226,775
Long-term obligations                $  34,968  $  20,570  $   9,600  $  10,000  $  10,760
Stockholders' equity                 $  59,059  $  54,977  $  50,081  $  37,752  $  34,795
Net income as % average equity          12.55%     9.69 %     13.29%     9.35 %     1.87 %
Net income as % revenues                 4.74%     3.82 %      4.17%     3.09 %     0.68 %
Average common shares
and share equivalents outstanding
Basic                                    6,655      6,850      5,591      5,150      5,079
Diluted                                  6,940      7,198      7,099      6,816      5,152
------------------------------------------------------------------------------------------

ITEM 7.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 16 through 21 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market
      Risk.

Quantitative  and  Qualitative  Disclosure  About  Market   Risk,
included on page 21 of the Annual Report of the Registrant to its
Stockholders   for  the  year  ended  December   31,   1999,   is
incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

The following consolidated financial statements included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

                      Statement                        Annual Report Reference
 -----------------------------------------------------------------------------
     Consolidated Statements of Financial Condition --
      December 31, 1999 and December 31, 1998.................  22 - 23

     Consolidated Statements of Operations --
      Years ended December 31, 1999, December 31, 1998
      and December 31, 1997...................................    24

     Consolidated Statements of Stockholders' Equity --
      Years ended December 31, 1999, December 31, 1998
      and December 31, 1997..................................     25

     Consolidated Statements of Cash Flows --
      Years ended December 31, 1999, December 31, 1998
      and December 31, 1997..................................  26 - 27

     Notes to Consolidated Financial Statements..............  28 - 40

            Independent Auditors' Report.....................     41

Selected Quarterly Financial Data, included on page 42 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure

None

                            PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Information  regarding  directors is contained  in  "Election  of
Directors," included in the Registrant's Proxy Statement for  the
2000  Annual  Meeting  of  Stockholders,  which  information   is
incorporated herein by reference.

Information regarding the executive officers, as of March 24, 2000, is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in "Section 16(a) Beneficial Ownership Reporting Compliance," included in the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information regarding executive compensation is contained in "Executive Compensation," included in the Registrant's Proxy
Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  Security  Ownership  of Certain Beneficial  Owners  and
      Management.

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy
Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

 (a)(1) Consolidated Financial Statements; Incorporated herein by reference, are listed in Item 8 hereof.

    (2) Consolidated Financial Statement Schedules:
                                                                     Page
                                                                     ----
        Independent Auditors' Report..................................16

        Schedule I-Condensed Financial Information of Registrant.....17-19

        Schedule II-Valuation and Qualifying Accounts.................20

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)  Exhibits: See Exhibit Index on pages 22 and 23 hereof.

 (b) Reports on Form 8-K:

      There were no reports on Form 8-K during the fourth quarter ended December 31, 1999.

                       SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 24th day of March 2000.



                                           STIFEL FINANCIAL CORP.
                                                (Registrant)




                               By        /s/ Ronald J. Kruszewski
                                         -----------------------------
                                         Ronald J. Kruszewski
                                         (Principal Executive Officer)



                                         /s/ James M. Zemlyak
                                         -----------------------------
                                         James M. Zemlyak
                                         (Principal Financial and
                                         Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 24, 2000, in the capacities indicated.



/s/ George H. Walker III                      Chairman of the Board
------------------------
    George H. Walker III

/s/ Ronald J. Kruszewski                      President, Chief Executive
------------------------                      Officer, and Director
    Ronald J. Kruszewski

/s/ Bruce A. Beda                             Director
------------------------
    Bruce A. Beda

/s/ Charles A. Dill                           Director
------------------------
    Charles A. Dill

/s/ Richard F. Ford                           Director
------------------------
    Richard F. Ford

/s/ John J. Goebel                            Director
------------------------
    John J. Goebel

/s/ Stuart I. Greenbaum                       Director
------------------------
    Stuart I. Greenbaum

/s/ Robert E. Lefton                          Director
------------------------
    Robert E. Lefton

/s/ James M. Oates                            Director
------------------------
    James M. Oates

               [Deloitte & Touche LLP letterhead]



Independent Auditors' Report



To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri:


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries as of December 31, 1999 and December 31, 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 10, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Stifel Financial Corp. and Subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 10, 2000
St. Louis, Missouri

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEETS

                     STIFEL FINANCIAL CORP.

                                               Dec. 31,        Dec. 31,
                                                1999            1998
                                            -----------     -----------
ASSETS

Cash                                        $     9,155     $     9,155
Due from subsidiaries (a)                     1,496,035       3,795,026
Investment in subsidiaries (a)               59,607,151      52,684,827
Office equipment and leasehold
  improvements,less allowances  for
  depreciation and amortization of
  $11,275,888 and $11,869,688,
  respectively                                7,537,667       5,195,917
Investments, at cost                          2,055,045       1,462,239
Goodwill, net of amortization of
  $737,815 and $645,955, respectively         1,631,327       1,723,187
Other assets                                    759,018       2,075,975
                                            -----------     -----------
  TOTAL ASSETS                              $73,095,398     $66,946,326
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiaries (a)                     $ 1,667,781     $ 4,773,926
Obligation under capital lease                1,067,636         847,769
Long-term debt                               10,370,000       5,370,000
Other liabilities                               931,269         978,417
                                            -----------     -----------
  TOTAL LIABILITIES                          14,036,686      11,970,112

Stockholders' Equity:
Capital stock                                 1,106,633       1,082,521
Additional paid-in capital                   43,573,499      41,867,576
Retained earnings                            24,546,476      18,291,104
                                            -----------     -----------
                                             69,226,608      61,241,201

Less treasury stock, at cost                  6,984,167       2,161,886
Less unearned employee stock ownership
  plan shares                                 2,813,483       3,021,862
Less unamortized expense of restricted
  stock awards, at cost                         370,246       1,081,239
                                            -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY                 59,058,712      54,976,214
                                            -----------     -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $73,095,398     $66,946,326
                                            ===========     ===========
(a)  Eliminated in consolidation.

See Notes to Consolidated Financial Statements (Item 8)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (continued)

               CONDENSED STATEMENTS OF OPERATIONS

                     STIFEL FINANCIAL CORP.

                                             Years Ended December 31,
                                          1999         1998          1997

Revenues:

  Lease                               $ 2,598,206   $ 1,762,434   $ 1,202,248

  Other                                   923,039       523,138        95,015
                                      -----------   -----------   -----------
                                        3,521,245     2,285,572     1,297,263

Expenses:

  Depreciation and amortization         2,690,033     1,853,837     1,294,108

  Professional fees                       176,140       410,039       290,554

  Miscellaneous                           799,400       492,273       194,419
                                      -----------   -----------   -----------
                                        3,665,573     2,756,149     1,779,081
                                      -----------   -----------   -----------
Loss before income taxes                 (144,328)     (470,577)     (481,818)

Benefit for income taxes                  (52,882)     (226,522)     (201,150)

Loss before equity in net
 income of subsidiaries                   (91,446)     (244,055)     (280,668)

Equity in net income of subsidiaries    7,256,612     5,489,482     5,951,674
                                      -----------   -----------   -----------
     NET INCOME                       $ 7,165,166   $ 5,245,427   $ 5,671,006
                                      ===========   ===========   ===========

See Notes to Consolidated Financial Statements (Item 8)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (continued)

               CONDENSED STATEMENTS OF CASH FLOWS
                     STIFEL FINANCIAL CORP.
                                                       Years Ended December 31,
                                                   1999         1998        1997
                                               -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $ 7,165,166  $ 5,245,427  $ 5,671,006
  Non-cash items included in net income:
    Depreciation and amortization                2,690,033    1,853,837    1,294,108
    Deferred items                                (592,807)      79,812     (251,492)
    Undistributed income of subsidiaries        (7,314,394)  (5,489,482)  (5,951,674)

    Amortization and forfeitures of restricted
      stock awards and stock benefits              853,387      594,800      172,357
                                               -----------  -----------  -----------
                                                 2,801,385    2,284,394      934,305
  Net change in due to/due from subsidiaries      (807,154)    (179,370)     595,049
  (Increase) decrease in other assets            1,832,200      197,542     (796,569)
  Increase (decrease) in other liabilities         483,624    2,765,035     (169,235)
                                               -----------  -----------  -----------
CASH FROM OPERATING ACTIVITIES                   4,310,055    5,067,601      563,550
                                               ===========  ===========  ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Shares issued                               1,823,318    2,043,402    2,907,790
     Long-term debt                              5,000,000      370,000    5,000,000
  Payments for:
     Purchase of stock for treasury             (5,437,233)  (2,160,450)  (2,926,452)
     Purchase unearned ESOP shares                  - -          - -      (3,178,125)
     Principal payments under capital lease       (704,419)    (597,930)    (392,248)
     Cash dividend and rights redemption          (852,913)    (829,046)    (608,968)
                                               -----------  -----------  -----------
CASH FROM FINANCING ACTIVITIES                    (171,247)  (1,174,024)     801,997
                                               ===========  ===========  ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Distributions/sales received on investments      - -        118,300       62,020
    Sales of office equipment and leasehold
      improvements                                  13,241       46,205      144,512
  Payments for:
    Acquisition of investments                       - -       (119,999)    (633,739)
    Acquisition of Office equipment and
      leasehold improvements                    (4,152,049)  (3,938,083)    (938,340)
                                               -----------  -----------  -----------
CASH FROM INVESTING ACTIVITIES                  (4,138,808)  (3,893,577)  (1,365,547)
                                               ===========  ===========  ===========
Increase in cash                                         0            0            0
Cash (beginning of period)                           9,155        9,155        9,155
                                               -----------  -----------  -----------
Cash (end of period)                           $     9,155  $     9,155  $     9,155
                                               ===========  ===========  ===========
Supplemental Disclosures of Cash Flow Information
 Schedule of Non-cash Investing and Financing Activities
  Fixed assets acquired under capital lease    $   924,000  $   923,000  $   405,000
  Restricted stock awards and units,
    net of forfeitures                         $ 3,471,000  $ 1,263,000  $   153,000
  Employee stock ownership shares issued       $   152,000  $   165,000  $   300,000
  Debt converted to stock                      $     - -    $      - -   $10,000,000
  Stock dividends distributed                  $    77,000  $ 3,551,000  $ 4,370,000

See Notes to Consolidated Financial Statements (Item 8)

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             STIFEL FINANCIAL CORP. AND SUBSIDIARIES
          COL. A                   COL. B            COL. C           COL. D       COL. E
                                 Balance at         Additions                     Balance
                                  Beginning      Charged to Costs                  at End
         Description              of Period        and Expenses     Deduction     of Period
--------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
  Deducted from asset
    account: Allowances for
    doubtful accounts              $ 555,891         $   5,309     $   5,309      $ 555,891
  Deducted from asset
    account:  Allowances
    for doubtful notes
    receivables                      482,369           389,367       167,518(2)     704,218
  Deducted from asset
    account: Allowances
    for doubtful collection
    of other assets                    3,586                 0         3,586(5)           0
  Deducted from asset
    Account: Reserves for
    investments                    1,010,116           420,348       103,828      1,326,636
  Deducted from asset
    Account: Reserves for
    Securities owned                 200,000                 0             0        200,000
Year Ended December 31, 1998:
  Deducted from asset
    account: Allowances for
    doubtful accounts                555,891                 0             0        555,891
  Deducted from asset
    account: Allowances for
    doubtful notes receivables     2,376,351           254,108     2,148,090(2)     482,369
  Deducted from asset
    account: Allowances for
    doubtful collection of
    other assets                      62,000                 0        58,414(5)       3,586
  Deducted from asset
    Account: Reserves for
    Investments                      679,846           330,270             0      1,010,116
  Deducted from asset
    Account: Reserves for
    Securities owned                 200,000                 0             0         200,000
Year Ended December 31, 1997:
  Deducted from asset
    account: Allowances for
    doubtful accounts                 581,946            2,038        28,093(1)     555,891
  Deducted from asset
    account: Allowances for
    doubtful notes receivables      2,551,627          235,229       410,505(2)   2,376,351
  Deducted from asset
    account: Allowances for
    doubtful collection of
    other assets                      300,000           62,000       300,000(4)      62,000
  Deducted from asset
    Account: Reserves for
    Investments                       735,362          175,154       230,670(3)     679,846
  Deducted from asset
    Account: Reserves for
    Securities owned                  200,000                0             0        200,000

(1)  Uncollected accounts written off and recoveries.
(2)  Uncollected notes written off and recoveries.
(3)  Investments disposed of.
(4)  Uncollected asset written off.
(5)  Recovery of account.

                          EXHIBIT INDEX

             Stifel Financial Corp. and Subsidiaries
                   Annual Report on Form 10-K
                  Year Ended December 31, 1999

     Exhibit
     Number                    Description

          3. (a)(1) Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on June 1, 1983, incorporated herein by reference to Exhibit 3.1 to Financial's Registration Statement on Form S-1, as amended (Registration File No. 2-84232) filed July 19, 1983.

                (a)(2) Amendment to Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on May 11, 1987, incorporated herein by reference to Exhibit (3)(a)(2) to Financial's Annual Report on Form 10-K (File No. 1-
           9305) for the year ended July 31, 1987.

                 (a)(3) Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Financial filed with the Secretary of State of Delaware on July 10, 1987, incorporated herein by reference to Exhibit (3)(a)(3) to Financial's Annual Report on Form 10-K (File No. 1-
           9305) for the year ended July 31, 1987.

                (a)(4)     Amendment to Restated  Certificate  of
           Incorporation of Financial filed with the Secretary of State of Delaware on November 28, 1989, incorporated herein by reference to Exhibit (3)(a)(4) to Financial's Annual Report on Form 10-K (File No. 1-
           9305) for the year ended July 27, 1990.

                (b) Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3(b)(1) to Financial's Annual Report on Form 10-K (File No. 1-
           9305) for fiscal year ended July 30, 1993.

          4.     (a)    Preferred   Stock  Purchase   Rights   of
           Financial,   incorporated  herein  by   reference   to
           Financial's Registration Statement on Form  8-A  (File
           No. 1-9305) filed July 30, 1996.

          10. (a)(1) Employment Agreement with George H. Walker III dated August 21, 1987, incorporated herein by reference to Exhibit 10(c) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987.*

                (a)(2) First Amendment to Employment Agreement with George H. Walker III, incorporated herein by reference to Exhibit 10(a)(2) to Financial's Annual Report on Form 10-K (File No. 1-
           9305) for the fiscal year ended July 31, 1992. *

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

                (e) 1987 Non-qualified Stock Option Plan of Financial, incorporated herein by reference to
           Exhibit 10(h) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987. *

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


                (h) Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999.*

                (i) 1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1998. *

                (j)(1) Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to
           Exhibit 10(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997. *

                (j)(2) Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to
           Exhibit 10(j) 2 to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998. *

                 (k)  1999 Executive Incentive Performance   Plan
           of Financial,incorporated herein by reference to Annex
           B  of  Financial's Proxy Statement for the 1999 Annual
           Meeting of Stockholders filed March 26, 1999. *



     13. Annual Report to Stockholders for the year ended December 31, 1999, filed herewith. Except for those portions of pages expressly incorporated by reference, the 1999 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     21.  List of Subsidiaries of Financial, filed herewith.

          23.  Consent of Independent Auditors, filed herewith.

  27.  1999 Financial Data Schedule BD, filed herewith.

* Management contract or compensatory plan or arrangement.