Form 10-Q
period 2000-03-31
STIFEL FINANCIAL CORP
filed 2000-05-15
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

              Commission file number         1-9305

                                STIFEL FINANCIAL CORP.
     (Exact name of registrant as specified in its charter)

           DELAWARE                             43-1273600
----------------------------------    -------------------------------------
(State  or  other  jurisdiction       (I.R.S.  Employer Identification No.)
 of incorporation or organization)

501 N. Broadway, St. Louis, Missouri            63102-2102
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code 314-342-2000


      (Former name, former address, and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Shares of common stock outstanding at May 1, 2000: 7,226,306, par value $0.15.

             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                         March 31, 2000


                                                                 PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       March 31, 2000 and December 31, 1999...................... 3 - 4

     Consolidated Statements of Operations --
       Three Months Ended March 31, 2000 and March 31, 1999......   5

     Consolidated Statements of Cash Flows--
       Three Months Ended March 31, 2000 and March 31, 1999...... 6 - 7

     Notes to Consolidated Financial Statements.................. 8 - 11

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations ........................ 12 - 14

Item 3.  Quantitative and Qualitative Disclosures about Market
     Risk........................................................   15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................   15
Item 4.  Submission of Matters to a Vote of Security Holders..... 15 - 16
Item 6.  Exhibit(s) and Report(s) on Form 8-K....................   16
         Signatures .............................................   17

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
                      STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (UNAUDITED) (In thousands, except par values and share amounts)
                                              March 31,         December 31,
                                                2000                1999
                                            ------------        ------------
ASSETS
Cash and cash equivalents                   $    19,698         $    16,861
Cash segregated for the exclusive benefit
  benefit of customers                              183                 181
Receivable from brokers and dealers              51,080              42,037
Receivable from customers, net of
  allowance for doubtful receivables of
  $584 and $556, respectively                   339,517             313,034
Securities owned, at fair value                  39,139              28,690
Membership in exchanges, at cost                    470                 470
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $12,094 and $11,370,
  respectively                                    8,441               7,597
Goodwill, net of accumulated amortization
  of $771 and $738, respectively                  4,779               1,631
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables
  from former employees of $535 and $701,
  respectively                                    8,060               7,934
Deferred tax asset                                3,578               2,958
Other assets                                     35,470              31,717
                                            ------------        ------------
       Total Assets                         $   510,415         $   453,110
                                            ============        ============

                      STIFEL FINANCIAL CORP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
           (UNAUDITED) (In thousands, except par values and share amounts)
                                             March 31,         December 31,
                                               2000                1999
                                            ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities
Short-term borrowings from banks            $   142,346         $   122,950
Payable to brokers and dealers                  165,576             147,059
Payable to customers                             43,960              33,643
Securities sold, but not yet purchased,
  at fair value                                   1,256               2,036
Drafts payable                                   17,231              18,065
Accrued employee compensation                    16,166              18,277
Obligations under capital leases                    925               1,068
Accounts payable and accrued expenses            19,280              15,985
Long-term debt                                   34,968              34,968
                                            ------------        ------------
       Total Liabilities                        441,708             394,051

Subordinated debt                                 1,264                 - -

         Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued                     - -                 - -
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 7,525,971             1,129               1,107
and 7,376,176 shares, respectively
Additional paid-in capital                       44,880              43,573
Retained earnings                                27,431              24,546
                                            ------------        ------------
                                                 73,440              69,226
Less:
  Treasury stock, at cost, 286,678 and
    724,055 shares, respectively                  2,916               6,984
  Unamortized expense of restricted
    stock awards                                    320                 370
  Unearned employee stock ownership plan
    shares, at cost, 215,535 and 219,601
    shares, respectively                          2,761               2,813
                                            ------------        ------------
       Total Stockholders' Equity                67,443              59,059
                                            ------------        ------------
                                            $   510,415         $   453,110
                                            ============        ============
         See Notes to Consolidated Financial Statements.

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (In thousands, except per share amounts)

                                                Three Months Ended
                                      March 31, 2000          March 31, 1999
                                      --------------          --------------
REVENUES
  Commissions                          $    25,560             $    17,265
  Principal transactions                     9,386                   6,441
  Investment banking                         2,044                   3,012
  Interest                                   7,706                   4,478
  Other                                      7,521                   5,821
                                       ------------            ------------
                                            52,217                  37,017

EXPENSES
  Employee compensation and benefits        32,118                  23,857
  Communications and office supplies         2,496                   2,026
  Occupancy and equipment rental             3,464                   2,562
  Interest                                   4,380                   1,970
  Commissions and floor brokerage              995                     774
  Other operating expenses                   3,679                   3,013
                                       ------------            ------------
                                            47,132                  34,202
                                       ------------            ------------
INCOME BEFORE INCOME TAXES                   5,085                   2,815

  Provision for income taxes                 1,805                   1,029
                                       ------------            ------------
   NET INCOME                          $     3,280             $     1,786
                                       ============            ============

  Net income per share:
    Basic                              $      0.47             $      0.26
    Diluted                            $      0.44             $      0.25
  Dividends declared per share         $      0.03             $      0.03
  Average common equivalent shares
    outstanding:
    Basic                                    6,938                   6,846
    Diluted                                  7,527                   7,186


         See Notes to Consolidated Financial Statements.

                      STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)(In thousands)
                                                  Three Months Ended
                                            March 31,            March 31,
                                              2000                 1999
                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $      3,280         $      1,786
  Noncash items included in
      earnings:
    Depreciation and amortization                  757                  553
    Bonus notes amortization                       524                  408
    Deferred items                                (519)                 270
    Restricted stock awards amortization           269                  103
                                          ------------         ------------
                                                 4,311                3,120
  Decrease (increase) in assets:
    Operating receivables                      (35,240)              10,519
    Cash segregated for the exclusive
      benefit of customers                          (2)                  (1)
    Securities owned                           (10,449)              11,509
    Notes receivable from officers and
      employees                                   (644)                (183)
    Other assets                                  (461)               3,652
  Increase (decrease) in liabilities:
    Operating payables                          28,835                8,221
    Securities sold, but not yet purchased        (780)                 799
    Drafts payable, accrued employee
      compensation, and accounts payable
      and accrued expenses                      (1,192)             (12,314)
                                          ------------         ------------
Cash Flows From Operating Activities           (15,622)              25,322

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of property                               - -                    5
    Cash received in acquisition of
      subsidiary                                 2,927                 -  -
    Sale of investments                            214                 -  -
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                    (1,568)              (1,050)
    Acquisition of investments                    (799)                (250)
                                          ------------         ------------
Cash Flows From Investing Activities               774               (1,295)

                      STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                              UNAUDITED (In Thousands)
                                                  Three Months Ended
                                            March 31,            March 31,
                                              2000                 1999
                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                      19,281              (23,015)
  Proceeds from:
    Issuance of stock                            1,319                1,432
  Payments for:
    Repurchase of stock                         (1,047)              (1,853)
    Repayment of subordinated borrowings        (1,500)                -  -
    Principal payments under capital
      lease obligation                            (143)                (108)
    Cash dividends                                (225)                (218)
                                          ------------         ------------
Cash Flows From Financing Activities            17,685              (23,762)

   Increase in cash and cash equivalents         2,837                  265
   Cash and cash equivalents -
     beginning of period                        16,861               12,835
                                          ------------         ------------
   Cash and Cash Equivalents - end of
     period                               $     19,698         $     13,100
                                          ============         ============
Supplemental disclosure of cash
   flow information:
     Income tax payments                  $        460         $         12
     Interest payments                    $      3,939         $      1,962
Schedule of noncash investing and
   financing activities:
     Employee stock ownership plan        $         39         $         40
     Acquisition of Hanifen,Imhoff Inc.   $      4,746         $        - -
     Restricted stock awards and stock
       units, net of forfeitures          $        693         $        303
     Stock Dividend                       $       -  -         $         77

See Notes to Consolidated Financial Statements.

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES
Basis of Presentation
    The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.
Comprehensive Income

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

  At March 31, 2000, SN & Co. had net capital of $31,795,864, which was 8.36% of its aggregate debit items, and $12,770,297 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING
  The Company's reportable segments include private client, capital markets, and other. The private client segment includes 59 branch offices and 123 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, public finance, trading, research, and market making. Investment advisory fees and clearing income is included in other.

  Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

  Information concerning operations in these segments of business is as follows (in thousands):
-----------------------------------------------------------------
  Three Months Ended March 31,            2000            1999
-----------------------------------------------------------------
  Revenues
   Private Client                    $   43,712      $   30,721
   Capital Markets                        7,007           4,969
   Other                                  1,498           1,327
-----------------------------------------------------------------
  Total Revenues                     $   52,217      $   37,017
=================================================================
  Operating Contribution
   Private Client                    $    8,965      $    5,353
   Capital Markets                          115             215
   Other                                    434             404
-----------------------------------------------------------------
  Total Operating Contribution            9,514           5,972
-----------------------------------------------------------------
  Unallocated Overhead                   (4,429)         (3,157)
-----------------------------------------------------------------
  Pre-Tax Income                     $    5,085      $    2,815
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

NOTE D - EARNINGS PER SHARE ("EPS")
  Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.
    The components of the basic and diluted earnings per share calculation for the three months ended March 31, are as follows
(in thousands, except per share amounts):
-----------------------------------------------------------------------
     Three Months Ended March 31,                   2000          1999
-----------------------------------------------------------------------
Income Available to Common Stockholders
  Net Income                                     $  3,280      $  1,786
-----------------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding         6,938         6,846
  Potential Common Shares From Employee
    Benefit Plans                                     589           340
                                                 --------      --------
  Diluted Weighted Average Shares Outstanding       7,527         7,186
-----------------------------------------------------------------------
Basic Earnings Per Share                         $   0.47      $   0.26
Diluted Earnings Per Share                       $   0.44      $   0.25
=======================================================================


NOTE E - MERGER

        On January 12, 2000, the Company completed the merger of Hanifen, Imhoff Inc. ("HII"), a Denver-based investment banking firm. The transaction has been accounted for as a purchase and provides for a tax-free exchange of 516,984 shares of the Company's stock (valued at $4,745,913) for all of the outstanding shares of HII. The purchase price has been preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair market values. The remaining purchase price of $3.2 million has been recorded as goodwill,which will be amortized over 25 years. The exchange ratio was calculated using the respective book values of the Company and HII. The total shares issued in the transaction were based upon the final closing equity of HII at December 31,1999. In connection with the transaction, certain key associates of HII executed employment agreements containing non-compete provisions and restrictions on the sale of the stock received in the merger and were awarded options in the Company.The merger added 54 investment bankers, research analysts,institutional sales associates, and traders to the capital markets segment, as well as 24 administrative and technical support associates.

  The  following  unaudited  pro forma  financial  data  for  the combined operations, assuming the transaction had taken place  on
January 1, 1999. The pro forma results give effect to the amortization of goodwill and the cost savings as a result of consolidated operations.
--------------------------------------------------------------------------
  Three Months Ended March 31,                     2000              1999
  (in thousands, except per share amounts)
--------------------------------------------------------------------------
  Revenues                                     $  52,446         $  41,277
  Net income                                   $   2,280         $   1,684
  Diluted earnings per share                   $    0.30         $    0.22
  Diluted weighted average shares outstanding      7,595             7,703
--------------------------------------------------------------------------
The above pro forma statements do not purport to be indicative of
the  results  which   actually   would  have   occurred  had  the
acquisition been made on January 1, 1999.

NOTE F - SUBSEQUENT EVENTS
  On April 26, 2000, the Company's Board of Directors declared  a regular  quarterly cash dividend of $0.03 per share,  payable  on
May  30,  2000  to  stockholders of record as  of  the  close  of business on May 16, 2000.
                             ******

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations
Results of Operations

Three  months ended March 2000 as compared to three months  ended
March 1999

  The Company recorded net earnings of $3.3 million or $0.44 per diluted share on total revenues of $52.2 million for the three months ended March 31, 2000 compared to net earnings of $1.8 million or $0.25 per diluted share on total revenues of $37.0 million for the same period one year earlier.

  The Company's expansion of its Private Client Group, which began in 1998, was evident in the quarter ending March 31, 2000 when compared to the same period one year earlier. Private client branch offices, investment executives, and independent contractors increased by 10, 96, and 25, respectively over 1999 representing increases of 17%, 24%, and 15%. Additionally, investor confidence in the equity markets remained strong as indicated by the increase in the major market index_The Dow Jones Industrial Average (the "Dow") _ and increased trading volumes on the New York Stock Exchange ("NYSE") and NASDAQ. From March 31, 1999 to March 31, 2000, the Dow increased 1,136 (10%) from 9,786 to 10,922, while trading volumes on the NYSE and NASDAQ increased 29% and 48%, respectively, over 1999 which contributed to a 43% increase in the number of customer trades by the Company.

  Total revenues increased $15.2 million (41%) primarily as a result of growth in commissions, principal transactions, interest revenues and other revenues which increased $8.3 million (48%), $2.9 million (46%), $3.2 million (72%) and $1.7 million (29%)
respectively, partially offset by a decrease in investment banking, which declined $968,000 (32%).

  Revenues from commissions rose due to private client expansion and strong markets as referred to above. The main components of the increase were from sales of over-the-counter equities, insurance products, and mutual funds.

  Revenues from principal transactions increased principally due to the increased sales of nontaxable fixed income products and unit trusts and the addition of HII which generated revenues from principal transactions of $1.3 million consisting primarily of revenues from market making activities and sales of nontaxable fixed income products.

  Interest revenues rose as a result of increased average borrowings by customers, combined with increases in the rates charged to those customers.

  Other revenues increased, principally due to an increase in managed account fees, unrealized gains recorded by a non-broker dealer subsidiary of the Company and receipt of death benefit proceeds from an insurance policy. This increase was partially offset by a decrease in investment advisory fees due to the sale of Todd Investment Advisors, in the second quarter of 1999.

    Investment banking revenues declined due to a decrease in corporate finance advisory fees which resulted principally from a significant private placement transaction completed in the first quarter of 1999, and a decrease in municipal bond underwritings offset by an increase in syndicate participation fees.

  Total expenses increased $12.9 million (38%) over the first quarter of 1999. All expense categories increased over the first quarter of 1999 due to the continued expansion of the private client group and the merger of HII unless explained otherwise.

    Employee compensation and benefits, a significant portion of the Company's total expense, increased $8.3 million (35%) in the first three months of 2000. The increase in the variable component of compensation of $7.3 million (42%) grew in conjunction with the increases in revenues and profitability. The balance of the increase resulted from private client group expansion and the merger of HII.

  Other operating expenses increased $666,000 (22%) principally due to increases in the provision for litigation, in conjunction with increased travel and promotion expense resulting from private client group expansion and the merger of HII.

  Interest   expense  increased  $2.4  million  (122%)   due   to
increased borrowings by the Company to finance customer margin accounts, combined with increases in the rates paid on those borrowings.

  The  effective tax rate for the first three months ended  March
31, 2000 decreased from the same period one year earlier primarily due to the tax effect of death benefit proceeds from an insurance policy.

Forward-Looking Statements
  The Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Liquidity and Capital Resources
  The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, subordinated debt, long term notes payable, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

  During  the first three months of 2000, the Company repurchased
89,742 shares, using existing board authorizations, at an average price of $10.36 per share, to meet obligations under the Company's employee benefit plans.

  On January 12, 2000 the Company completed the merger of HII, a Denver-based investment banking firm. The merger was completed with the tax-free exchange of 516,984 shares of the Company for all of the outstanding shares of HII.

  Management  believes  the  funds  from  operations,   available
informal    short-term   credit   arrangements,   and   long-term
borrowings, at March 31, 2000, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At March 31, 2000, Stifel, Nicolaus had net capital of approximately $31.8 million which exceeded the minimum net capital requirements by approximately $12.8 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
  There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Such information is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders
  The Annual Meeting of Stockholders of the Company was held on April 26, 2000. Of 7,254,247 shares issued, outstanding and eligible to be voted at the meeting, 6,742,182 shares, constituting a quorum, were represented in person or by proxy at the meeting. Four matters were submitted to a vote of security holders at the meeting.

  1.Election of Four Class II Directors. The first matter submitted was the election of four Class I director nominees to the Board of Directors, each to continue in office until the year 2003. Upon tabulation of the votes cast, it was determined that all four-director nominees had been elected. The voting results are set forth below:
          Name                For            Withheld
-----------------------------------------------------
     Charles A. Dill      6,604,047           138,135
     Richard F. Ford      6,603,830           138,352
     John J. Goebel       6,600,886           141,296
     Walter F.Imhoff      6,631,367           110,815
-----------------------------------------------------
     Because the Company has a staggered Board, the term of office of the following named Class I and III directors, who were not up for election at the 2000 annual meeting, continued after the meeting:
     Class III (to continue in office until 2001)
          Robert E. Lefton
          James M. Oates
          George H. Walker, III

     Class I  (to continue in office until 2002)
          Bruce A. Beda
          Stuart I. Greenbaum
          Ronald J. Kruszewski

2. Proposal to Adopt the Equity Incentive Plan for Non-Employee Directors (the "Incentive Plan"). The second matter, a proposal to adopt the Incentive Plan, was approved by a majority of the 7,254,247 shares of the Company's common stock that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

          For                  6,418,880
          Against                280,847
          Abstain                 42,455

  3.Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The third matter, a proposal to ratify the appointment of Deloitte as the Company's independent auditors for the year ending December 31, 2000, was approved by a majority of the 7,254,247 shares of the Company's common stock that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:
          For                  6,730,275
          Against                  7,763
          Abstain                  4,144

Item 6. Exhibit(s) and Report(s) on Form 8-K
  (a)    Exhibit No.
   (Reference to Item 601(b)
      of Regulation S-K)                          Description
----------------------------         -------------------------------
             27                         Financial Data Schedule
                               (furnished to the Securities and Exchange
                                     Commission for Electronic Data
                               Gathering, Analysis, and Retrieval
                                       [EDGAR] purposes only)

   (b)  Report(s) on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                           SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date: May 15, 2000                 By   /s/ Ronald J. Kruszewski
                                            --------------------
                                            Ronald J. Kruszewski
                                            (President and
                                            Chief Executive Officer)



Date: May 15, 2000                 By   /s/ James M. Zemlyak
                                            ----------------
                                            James M. Zemlyak
                                           (Principal Financial and
                                            Accounting Officer)

            STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                          EXHIBIT INDEX
                         March 31, 2000


      Exhibit
       Number                          Description
      --------          -----------------------------------------
         27                      Financial Data Schedule
                        (furnished to the Securities and Exchange
                              Commission for Electronic Data
                            Gathering, Analysis, and Retrieval
                                  [EDGAR] purposes only)