Form 10-Q
period 2000-06-30
STIFEL FINANCIAL CORP
filed 2000-08-14
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)
[x]  QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                               OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

Shares of common stock outstanding at August 1, 2000: 7,265,768, par value $0.15.




             Stifel Financial Corp. And Subsidiaries

                         Form 10-Q Index

                          June 30, 2000





PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition --
       June 30, 2000 and December 31, 1999

     Consolidated Statements of Operations --
       Three Months Ended June 30, 2000 and June 30, 1999

     Consolidated Statements of Operations --
       Six Months Ended June 30, 2000 and June 30, 1999

     Consolidated Statements of Cash Flows--
       Six Months Ended June 30, 2000 and June 30, 1999

     Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market
         Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibit(s) and Report(s) on Form 8-K
         Signatures



PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
                      STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (UNAUDITED) (In thousands, except par values and share amounts)
                                                 June 30,         December 31,
                                                   2000               1999
                                              ------------        ------------
ASSETS
Cash and cash equivalents                     $     14,381        $     16,861
Cash segregated for the exclusive benefit
  of customers                                         184                 181
Receivable from brokers and dealers                 30,123              42,037
Receivable from customers, net of
  allowance for doubtful receivables of
  $587 and $556, respectively                      374,993             313,034
Securities owned, at fair value                     29,810              28,690
Membership in exchanges, at cost                       470                 470
Office equipment and leasehold
  improvements, at cost, net of
  allowances for depreciation and
  amortization of $12,807 and $11,370,
  respectively                                       8,419               7,597
  Goodwill, net of accumulated amortization
  of $859 and $738, respectively                     5,357               1,631
Notes receivable from and advances to
  officers and employees, net of
  allowance for doubtful receivables
  from former employees of $365 and
  $701, respectively                                10,065               7,934
Deferred tax asset                                   2,061               2,958
Other assets                                        36,925              31,717
                                              ------------        ------------
       Total Assets                           $    512,788        $    453,110
                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities
Short-term borrowings from banks              $    145,850        $    122,950
Payable to brokers and dealers                     164,885             147,059
Payable to customers                                46,099              33,643
Securities sold, but not yet purchased, at
  fair value                                         3,383               2,036
Drafts payable                                      13,078              18,065
Accrued employee compensation                       16,850              18,277
Obligations under capital leases                       779               1,068
Accounts payable and accrued expenses               15,821              15,985
Long-term debt                                      35,862              34,968
                                              ------------        ------------
       Total Liabilities                           442,607             394,051
                                              ------------        ------------
                    Stockholders' Equity
Preferred stock -- $1 par value; authorized
  3,000,000 shares; none issued                        - -                 - -
Common stock -- $0.15 par value; authorized
  10,000,000 shares; issued 7,525,971
  and 7,376,176 shares, respectively                 1,129               1,107
Additional paid-in capital                          45,131              43,573
Retained earnings                                   29,724              24,546
                                              ------------        ------------
                                                    75,984              69,226
Less:
  Treasury stock, at cost, 284,752 and
    724,055 shares, respectively                     2,802               6,984
  Unamortized expense of restricted
    stock awards                                       292                 370
  Unearned employee stock ownership plan
    shares, at cost, 211,469 and 219,601
    shares, respectively                             2,709               2,813
                                              ------------        ------------
       Total Stockholders' Equity                   70,181              59,059
                                              ------------        ------------
       Total Liabilities and
         Stockholders Equity                  $    512,788        $    453,110
                                              ============        ============
    See Notes to Consolidated Financial Statements.

                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                 (In thousands, except per share amounts)

                                                     Three Months Ended
                                               June 30,             June 30,
                                                 2000                 1999
                                             ------------         ------------
REVENUES
  Commissions                                $     19,815         $     17,411
  Principal transactions                            6,314                5,983
  Investment banking                                5,381                2,502
  Interest                                          9,264                4,425
  Other                                             7,168                7,514
                                             ------------         ------------
                                                   47,942               37,835

EXPENSES
  Employee compensation and
    benefits                                       27,880               22,950
  Communications and office
    supplies                                        2,744                2,340
  Occupancy and equipment rental                    3,558                2,948
  Interest                                          5,655                2,102
  Commissions and floor brokerage                     751                  676
  Other operating expenses                          3,494                3,414
                                             ------------         ------------
                                                   44,082               34,430
                                             ------------         ------------
INCOME BEFORE INCOME TAXES                          3,860                3,405

  Provision for income taxes                        1,399                1,161
                                             ------------         ------------
   NET INCOME                                $      2,461         $      2,244


  Net income per share:
    Basic                                    $       0.35         $       0.33
    Diluted                                  $       0.32         $       0.32
  Dividends declared per share               $       0.03         $       0.03
  Average common equivalent shares
    outstanding:
    Basic                                           7,015                6,728
    Diluted                                         7,692                7,087


    See Notes to Consolidated Financial Statements.


                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (In thousands, except per share amounts)

                                                       Six Months Ended
                                                 June 30,            June 30,
                                                   2000                1999
                                              ------------         ------------
REVENUES
  Commissions                                $     45,375         $     34,676
  Principal transactions                           15,490               12,424
  Investment banking                                7,635                5,514
  Interest                                         16,971                8,903
  Other                                            14,688               13,335
                                             ------------         ------------
                                                  100,159               74,852

EXPENSES
  Employee compensation and
    benefits                                       59,997               46,807
  Communications and office
    supplies                                        5,240                4,366
  Occupancy and equipment rental                    7,022                5,511
  Interest                                         10,035                4,072
  Commissions and floor brokerage                   1,746                1,449
  Other operating expenses                          7,173                6,427
                                             ------------         ------------
                                                   91,213               68,632
                                             ------------         ------------
INCOME BEFORE INCOME TAXES                          8,946                6,220

  Provision for income taxes                        3,205                2,189
                                             ------------         ------------
   NET INCOME                                $      5,741         $      4,031
                                             ============         ============

  Net income per share:
    Basic                                    $       0.82         $       0.59
    Diluted                                  $       0.76         $       0.56
  Dividends declared per share               $       0.06         $       0.06
  Average common equivalent shares
    outstanding:
    Basic                                           6,974                6,785
    Diluted                                         7,563                7,136


    See Notes to Consolidated Financial Statements.








                  STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(In thousands)

                                                   Six Months Ended
                                              June 30,            June 30,
                                                2000                2000
                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                 $      5,741        $      4,031
Noncash items included in earnings:
  Depreciation and amortization                   1,558                 882
  Bonus notes amortization                        1,083                 840
  Gain on disposition of assets                    (296)             (1,496)
  Deferred items                                  1,082                (184)
  Restricted stock awards amortization              736                 202
                                           ------------        ------------
                                                  9,904               4,275
Decrease (increase) in assets:
  Operating receivables                         (49,759)            (28,481)
  Cash segregated for the exclusive
    benefit of customers                             (3)                 (2)
  Securities owned                               (1,120)             15,520
  Notes receivable from officers and
    employees                                    (3,208)               (927)
  Other assets                                     (920)               (928)
Increase (decrease) in liabilities:
  Operating payables                             30,282              27,424
  Securities sold, but not yet purchased          1,347               1,871
  Drafts payable, accrued employee
    compensation, and accounts payable
    and accrued expenses                         (8,094)            (13,033)
                                           ------------        ------------
Cash Flows From Operating Activities            (21,571)              5,719
                                           ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of property                                - -                  12
    Cash received in acquisition of
      subsidiary                                  2,927                 - -
    Sale of subsidiary                              - -               4,609
    Sale of investments                             463                 - -
  Payments for:
    Acquisition of office equipment and
      leasehold improvements                     (2,259)             (1,459)
    Acquisition of investment s                  (2,433)             (6,012)
                                           ------------        ------------
Cash Flows From Investing Activities             (1,302)             (2,850)
                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                     22,785              (3,140)
  Proceeds from:
    Issuance of stock                             1,477               1,466
    Issuance of long-term debt                      - -               9,398
  Payments for:
    Settlements of long-term debt                  (370)
    Repurchase of stock                          (1,260)             (3,252)
    Repayment of subordinated borrowings         (1,500)                - -
    Principal payments under capital lease
      obligation                                   (289)               (374)
    Cash dividends                                 (450)               (435)
                                          -------------        ------------
Cash Flows From Financing Activities             20,393               3,663
                                          -------------        ------------
(Decrease) increase in cash and cash
  equivalents                                    (2,480)              6,532
Cash and cash equivalents - beginning
  of period                                      16,861              12,835
                                          -------------        ------------
Cash and Cash Equivalents - end of
  period                                  $      14,381        $     19,367
                                          =============        ============
Supplemental disclosure of cash flow information:
  Income tax payments                     $       1,676        $      2,269
  Interest payments                       $       9,739        $      4,117
Schedule of noncash investing and financing activities:
  Employee stock ownership plan           $          86        $         77
  Fixed assets acquired under
    capital lease                         $         - -        $        924
  Acquisition of  Hanifen, Imhoff Inc.    $       4,746        $        - -
  Restricted stock awards and stock
    units, net of forfeitures             $       1,248        $        361

  See Notes to Consolidated Financial Statements.



                    STIFEL FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES
Basis of Presentation
    The consolidated financial statements include the accounts of
Stifel   Financial  Corp.  and  its  subsidiaries   (collectively
referred  to  as  the  "Company").   The  accompanying  unaudited
consolidated   financial  statements  have   been   prepared   in
accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December
31,  2000.   For  further  information, refer  to  the  financial
statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  At  June  30,  2000,  SN & Co. had net capital  of  $37,666,843 which was 9.08% of its aggregate debit items, and $29,374,263 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING
  The Company's reportable segments include private client, capital markets, and other. The private client segment includes 61 branch offices and 116 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, public finance, trading, research, and market making. Investment advisory fees and clearing income are included in other.

  Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

  Information   concerning  operations  in  these   segments   of
business is as follows (in thousands):
---------------------------------------------------------------------------
  Three Months Ended June 30,            2000                  1999
---------------------------------------------------------------------------
  Revenues
   Private Client                     $  38,733             $  31,342
   Capital Markets                        7,931                 3,685
   Other                                  1,278                 2,808
---------------------------------------------------------------------------
    Total Revenues                    $  47,942             $  37,835
---------------------------------------------------------------------------
  Operating Contribution
   Private Client                     $   7,388             $   5,404
   Capital Markets                          586                  (254)
   Other                                   (387)                1,839
---------------------------------------------------------------------------
    Total Operating Contribution          7,587                 6,989
---------------------------------------------------------------------------
   Unallocated Overhead                  (3,727)               (3,584)
---------------------------------------------------------------------------
      Pre-Tax Income                  $   3,860             $   3,405
===========================================================================
---------------------------------------------------------------------------
  Six Months Ended June 30,               2000                  1999
---------------------------------------------------------------------------
  Revenues
   Private Client                     $  82,444             $  62,063
   Capital Markets                       14,938                 8,654
   Other                                  2,777                 4,135
---------------------------------------------------------------------------
    Total Revenues                    $ 100,159             $  74,852
---------------------------------------------------------------------------
  Operating Contribution
   Private Client                     $  16,353             $  10,757
   Capital Markets                          701                   (38)
   Other                                     46                 2,244
---------------------------------------------------------------------------
    Total Operating Contribution         17,100                12,963
---------------------------------------------------------------------------
   Unallocated Overhead                  (8,154)               (6,743)
---------------------------------------------------------------------------
      Pre-Tax Income                  $   8,946             $   6,220
---------------------------------------------------------------------------

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

    The components of the basic and diluted earnings per share calculation for the three and six months ended June 30, are as follows (in thousands, except per share amounts):
--------------------------------------------------------------------------
     Three Months Ended June 30,                   2000           1999
Income Available to Common Stockholders
--------------------------------------------------------------------------
Net Income                                      $  2,461        $  2,244
--------------------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding        7,015           6,728
  Potential Common Shares From Employee
    Benefit Plans                                    677             359
  Diluted Weighted Average Shares Outstanding      7,692           7,087
--------------------------------------------------------------------------
Basic Earnings Per Share                        $   0.35        $   0.33
Diluted Earnings Per Share                      $   0.32        $   0.32
--------------------------------------------------------------------------
     Six Months Ended June 30,                     2000            1999
Income Available to Common Stockholders
--------------------------------------------------------------------------
Net Income                                      $  5,741        $  4,031
--------------------------------------------------------------------------
Weighted Average Shares Outstanding
  Basic Weighted Average Shares Outstanding        6,974           6,785
  Potential Common Shares From Employee Benefit
   Plans                                             589             351
  Diluted Weighted Average Shares Outstanding      7,563           7,136
--------------------------------------------------------------------------
Basic Earnings Per Share                        $   0.82        $   0.59
Diluted Earnings Per Share                      $   0.76        $   0.56
--------------------------------------------------------------------------

NOTE E - MERGER

        On January 12, 2000, the Company completed the merger of Hanifen, Imhoff Inc. ("HII"), a Denver-based investment banking firm. The transaction has been accounted for as a purchase and provides for a tax-free exchange of 516,984 shares of the Company's stock (valued at $4,745,913) for all of the outstanding shares of HII. The purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair market values. The remaining purchase price of $3.8 million has been recorded as goodwill, which will be amortized over 25 years. The exchange ratio was calculated using the respective book values of the Company and HII. The total shares issued in the transaction were based upon the final closing equity of HII at December 31, 1999. In connection with the transaction, certain key associates of HII executed employment agreements containing non-compete provisions and restrictions on the sale of the stock received in the merger and were awarded options in the Company. The merger added 54 investment bankers, research analysts, institutional sales associates, and traders to the capital markets segment, as well as 24 administrative and technical support associates.

  The  following is unaudited pro forma financial  data  for  the combined operations, assuming the transaction had taken place  on
January 1, 1999.
---------------------------------------------------------------------------
  Three Months Ended June 30,                     2000              1999
  (in thousands, except per share amounts)
---------------------------------------------------------------------------
  Revenues                                      $ 47,942          $ 42,141
  Net income                                    $  2,461          $  2,313
  Diluted earnings per share                    $   0.32          $   0.30
  Diluted weighted average shares outstanding      7,692             7,606
---------------------------------------------------------------------------
---------------------------------------------------------------------------
  Six Months Ended June 30,                       2000              1999
  (in thousands, except per share amounts)
---------------------------------------------------------------------------
  Revenues                                      $100,388          $ 83,418
  Net income                                    $  5,056          $  3,841
  Diluted earnings per share                    $   0.67          $   0.50
  Diluted weighted average shares outstanding      7,598             7,655
---------------------------------------------------------------------------

The above pro forma statements do not purport to be indicative of
the   results  which  actually  would  have  occurred   had   the
acquisition been made on January 1, 1999.

NOTE F - SUBSEQUENT EVENTS

  On July 26, 2000, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on August 23, 2000 to stockholders of record as of the close of business on August 9, 2000.

                             ******

Item 2.   Management's  Discussion  and  Analysis  of   Financial
     Condition and Results of Operations
Results of Operations

Six  months ended June 2000 as compared to six months ended  June
1999

  The Company recorded net earnings of $5.7 million or $0.76 per diluted share on total revenues of $100.2 million for the six months ended June 30, 2000 compared to net earnings of $4.0 million or $0.56 per diluted share on total revenues of $74.9 million for the same period one year earlier.

  The Company's continued expansion of its Private Client Group, which began in 1998, was evident during the first six months of 2000 when compared to the same period one year earlier. Private client branch offices, investment executives, and independent contractors increased by 11, 106 and 25, respectively over the same period . Trading volumes on the New York Stock Exchange ("NYSE") and NASDAQ from June 30, 1999 to June 30, 2000, increased 18% and 39%, respectively, which contributed to a 61% increase in the number of customer trades by the Company. Additionally, the merger of HII contributed to increased revenue production, most significantly in principal transactions and investment banking, which primarily consists of corporate finance advisory fees.

  Total  revenues increased $25.3 million (34%)  as a  result  of growth in commissions, principal transactions, investment banking, interest revenues and other revenue which increased $10.7 million (31%), $3.1 million (25%), $2.1 million (38%), $8.1 million (91%) and $1.3 million (10%), respectively.

  Revenues from commissions rose due to private client expansion and increased trading volumes as referred to above. The main components of the increase were from sales of over-the-counter equities, listed options, insurance products, and mutual funds.

  Revenues from principal transactions increased primarily due to the increased sales of nontaxable fixed income products and unit trusts and the addition of HII.

      Investment banking revenues increased due to an increase in corporate finance advisory fees, syndicate participation fees, and municipal fees.

  Interest revenues rose as a result of a 24% increase in the number of margin accounts with a 29% increase in average borrowings by customers, combined with increases in the rates charged to those customers.

  Other revenues increased principally due to growth in managed account fees, unrealized gains recorded by a non-broker dealer subsidiary of the Company and receipts of death benefit proceeds from insurance policies. This increase was partially offset by a decrease in investment advisory fees due to the sale of Todd Investment Advisors and the gain recorded on the sale of Todd in the second quarter of 1999.

  Total expenses increased $22.6 million (33%). All expense categories increased over the same period one year earlier due to the continued expansion of the private client group and the merger of HII unless explained otherwise.

    Employee compensation and benefits, a significant portion of the Company's total expense, increased $13.2 million (28%) in the first six months of 2000. The increase in the variable component of compensation of $10.5 million (31%) grew in conjunction with increases in revenues and profitability. The increase in the fixed component of compensation of $2.7 million (21%) primarily resulted from private client group expansion and the merger of HII.

  Other operating expenses increased $746,000 (12%) principally due to increased employment recruiting fees in conjunction with increases in advertising and travel and promotion expense resulting from private client group expansion and the merger of HII.

  Interest   expense  increased  $6.0  million  (146%)   due   to
increased borrowings by the Company to finance customer margin accounts, combined with increases in the rates paid on those borrowings.

Three  months  ended June 2000 as compared to three months  ended
June 1999

  The Company recorded net earnings of $2.5 million or $0.32 per diluted share on total revenues of $47.9 million for the second quarter ended June 30, 2000 compared to net earnings of $2.2 million or $0.32 per diluted share on total revenues of $37.8 million for the same period one year earlier. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three month operations.

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

  During  the  first six months of 2000, the Company  repurchased
123,328 shares, using existing board authorizations, at an average price of $10.22 per share, to meet obligations under the Company's employee benefit plans.

  On January 12, 2000 the Company completed the merger of HII, a Denver-based investment banking firm. The merger was completed with the tax-free exchange of 516,984 shares of the Company for all of the outstanding shares of HII.

  Management  believes  the  funds  from  operations,   available
informal    short-term   credit   arrangements,   and   long-term
borrowings, at June 30, 2000, will provide sufficient resources to meet the present and anticipated financing needs.

  Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At June 30, 2000, Stifel, Nicolaus had net capital of approximately $37.7 million which exceeded the minimum net capital requirements by approximately $29.4 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings
  There  have  been no material changes, except  as  reported  in
Item 6(b) "Report on Form 8-K," in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Such information is hereby incorporated by reference.

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

   (b)  Report(s) on Form 8-K
     The Company filed a report on Form 8-K dated May 18, 2000. This report Form 8-K contained information under Item 5. Other Events. On May 18, 2000, the Company announced that its principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("Stifel"), and Sakura Global Capital, Inc. ("Sakura") entered into a settlement agreement with the Oklahoma Transportation Authority ("OTA"), formerly known as the Oklahoma Turnpike Authority, relating to the 1992 OTA $608 million bond issue. In connection with the settlement, the settling parties also entered into a closing agreement with the Internal Revenue Service which preserves the tax-exempt status of the bonds. This settlement agreement resolves the five year-old civil action filed by the OTA.



                           SIGNATURES



Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STIFEL FINANCIAL CORP.
                                         (Registrant)

Date: August 14, 2000              By   /s/ Ronald J. Kruszewski
                                        Ronald J. Kruszewski
                                        (President and
                                         Chief Executive Officer)



Date: August 14, 2000              By   /s/ James M. Zemlyak
                                        James M. Zemlyak
                                        (Principal Financial and
                                         Accounting Officer)



             STIFEL FINANCIAL CORP. AND SUBSIDIARIES


                          EXHIBIT INDEX
                          June 30, 2000





      Exhibit
       Number                          Description
--------------------- ---------------------------------------------
         27                      Financial Data Schedule
                        (furnished to the Securities and Exchange
                              Commission for Electronic Data
                            Gathering, Analysis, and Retrieval
                                  [EDGAR] purposes only)