Form 10-K405/A
period 1999-12-31
STIFEL FINANCIAL CORP
filed 2000-10-13
CIK 720672

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
[x]  Annual  report  pursuant  to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934
   For the fiscal year ended    December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition  period  from                to
   .

Commission file number 1-9305

                    STIFEL FINANCIAL CORP.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         DELAWARE                             43-1273600
- - -------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

           501 N. Broadway
        St. Louis, Missouri                          63102-2102
- - ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,including area code       314-342-2000

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
       Title of Each Class                          On Which Registered
- - --------------------------------------       ----------------------------
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
                               Positions or Offices         Executive Officer
       Name            Age       with the Company             of the Company
-------------------------------------------------------------------------------

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

c.) Dividends
Dividends paid were as follows:

      Record      Payment        Cash        Stock
       Date         Date       Dividend     Dividend
- - ----------------------------------------------------
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

ITEM 6.  SELECTED FINANCIAL DATA

                  Stifel Financial Corp. and Subsidiaries
                             Financial Summary
                                                   Years Ended December 31,
                            --------------------------------------------------------------
(In thousands, except                    1999      1998       1997        1996      1995
per share and percentages)
                                     -----------------------------------------------------
Revenues
Commissions                          $  68,663  $  56,729  $  49,763  $  43,900  $  38,716
Principal transactions                  24,654     26,465     20,463     19,498     20,362
Investment banking                      11,507     15,763     28,476     16,253     12,121
Interest                                20,525     18,889     21,397     13,774     13,002
Other                                   25,844     19,442     15,720     16,388     11,159
                                     ---------  ---------  ---------  ---------  ----------
                                       151,193    137,288    135,819    109,813     95,360
Expenses
Employee compensation and benefits      92,819     86,967     81,817     66,765     57,187
Commissions and floor brokerage          2,838      2,804      2,780      2,641      2,319
Communications and office supplies       8,911      8,389      6,914      6,797      7,651
Occupancy and equipment rental          11,819      9,549      8,109      7,958      8,512
Interest                                10,097      9,798     12,991      8,197      8,312
Other operating expenses                13,736     11,192     13,787     11,853     10,072
                                     ---------  ---------  ---------  ---------  ---------
                                       140,220    128,699    126,398    104,211     94,053
                                     ---------  ---------  ---------  ---------  ---------
Income before income taxes              10,973      8,589      9,421      5,602      1,307

Provision for income taxes               3,808      3,344      3,750      2,209        663
                                     ---------  ---------  ---------  ---------  ---------
Net income                           $   7,165  $   5,245  $   5,671  $   3,393  $     644
                                     =========  =========  =========  =========  =========
Per Share Data
Basic earnings                       $    1.08  $     .77  $    1.01  $     .66  $     .13
Diluted earnings                     $    1.03  $     .73  $     .88  $     .59  $     .13
Cash dividends                       $     .12  $     .12  $     .12  $     .09  $     .12

Other Data
Total assets                         $ 453,110  $ 335,005  $ 315,484  $ 301,344  $ 226,775
Long-term obligations                $  34,968  $  20,570  $   9,600  $  10,000  $  10,760
Stockholders' equity                 $  59,059  $  54,977  $  50,081  $  37,752  $  34,795
Net income as % average equity          12.55%     9.69 %     13.29%     9.35 %     1.87 %
Net income as % revenues                 4.74%     3.82 %      4.17%     3.09 %     0.68 %
Average common shares
and share equivalents outstanding
Basic                                    6,655      6,850      5,591      5,150      5,079
Diluted                                  6,940      7,198      7,099      6,816      5,152
- - --------------------------------------------------------------------------------------

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



/s/ George H. Walker III                      Chairman of the Board
- - ------------------------
    George H. Walker III

/s/ Ronald J. Kruszewski                      President, Chief Executive
- - ------------------------                      Officer, and Director
    Ronald J. Kruszewski

/s/ Bruce A. Beda                             Director
- - ------------------------
    Bruce A. Beda

/s/ Charles A. Dill                           Director
- - ------------------------
    Charles A. Dill

/s/ Richard F. Ford                           Director
- - ------------------------
    Richard F. Ford

/s/ John J. Goebel                            Director
- - ------------------------
    John J. Goebel

/s/ Stuart I. Greenbaum                       Director
- - ------------------------
    Stuart I. Greenbaum

/s/ Robert E. Lefton                          Director
- - ------------------------
    Robert E. Lefton

/s/ James M. Oates                            Director
- - ------------------------
    James M. Oates



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