Form 10-Q
period 2000-09-30
STIFEL FINANCIAL CORP
filed 2000-11-14
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9305

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE 43-1273600

(State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)

or organization)

501 N. Broadway, St. Louis, Missouri 63102-2102

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 314-342-2000

(Former name, former address, and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at November 1, 2000: 7,233,579, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

September 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition --
    September 30, 2000 and December 31, 1999

Consolidated Statements of Operations --
    Three and Nine Months Ended September 30, 2000
    and September 30, 1999

Consolidated Statements of Cash Flows--
    Nine Months Ended September 30, 2000 and September 30, 1999

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibit(s) and Report(s) on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except par values and share amounts)
	UNAUDITED September 30, 2000	AUDITED December 31, 1999
ASSETS
Cash and cash equivalents	$ 14,122	$ 16,861
Cash segregated for the exclusive benefit of customers	186	181
Receivable from brokers and dealers	30,981	42,037
Receivable from customers, net of allowance for doubtful receivables of $580 and $556, respectively	367,638	313,034
Securities owned, at fair value	29,803	28,690
Membership in exchanges, at cost	470	470
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $13,597 and $11,370, respectively	8,595	7,597
Goodwill, net of accumulated amortization of $922 and $738, respectively	5,296	1,631
Notes receivable from and advances to officers and employees, net of allowance for doubtful receivables from former employees of $363 and $701, respectively	14,129	7,934
Deferred income taxes	3,089	2,958
Other assets	41,101	31,717
Total Assets	$ 515,410	$ 453,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 156,100	$ 122,950
Payable to brokers and dealers	168,307	147,059
Payable to customers	29,747	33,643
Securities sold, but not yet purchased, at fair value	3,648	2,036
Drafts payable	12,526	18,065
Accrued employee compensation	16,696	18,277
Obligations under capital leases	639	1,068
Accounts payable and accrued expenses	19,223	15,985
Long-term debt	35,862	34,968
Total Liabilities	442,748	394,051

Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 10,000,000 shares; issued 7,525,971 and 7,376,176 shares, respectively	1,129	1,107
Additional paid-in capital	45,408	43,573
Retained earnings	31,736	24,546
	78,273	69,226
Less:
Treasury stock, at cost, 276,425 and 724,055 shares, respectively	2,712	6,984
Unamortized expense of restricted stock awards	242	370
Unearned employee stock ownership plan shares, at cost, 207,403 and 219,601 shares, respectively	2,657	2,813
Total Stockholders' Equity	72,662	59,059
Total Liabilities and Stockholders' Equity	$ 515,410	$ 453,110

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)
Three Months Ended September 30,	Nine Months Ended September 30,
	2000	1999	2000	1999
REVENUES
Commissions	$ 20,114	$ 15,282	$ 65,489	$ 49,958
Principal transactions	7,034	6,319	22,524	18,741
Investment banking	4,774	2,507	12,409	8,022
Interest	9,706	5,333	26,677	14,237
Other	7,026	6,072	21,714	19,407
	48,654	35,513	148,813	110,365

EXPENSES
Employee compensation and benefits	27,823	21,807	87,821	68,614
Interest	5,278	2,663	15,313	6,735
Occupancy and equipment rental	3,781	2,900	10,803	8,411
Communications and office supplies	2,744	2,254	7,984	6,620
Commissions and floor brokerage	801	650	2,547	2,099
Other operating expenses	4,375	3,066	11,547	9,493
	44,802	33,340	136,015	101,972
Income before income taxes	3,852	2,173	12,798	8,393

Provision for income taxes	1,538	742	4,742	2,931

Net income	$ 2,314	$ 1,431	$ 8,056	$ 5,462

Net income per share:
Basic	$ 0.33	$ 0.22	$ 1.15	$ 0.81
Diluted	$ 0.30	$ 0.21	$ 1.06	$ 0.78
Dividends declared per share	$ 0.03	$ 0.03	$ 0.09	$ 0.09
Average common equivalent shares outstanding:
Basic	7,050	6,570	6,999	6,712
Diluted	7,791	6,878	7,612	7,013

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)
Nine Months Ended
	September 30, 2000	September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 8,056	$ 5,462
Noncash items included in earnings:
Depreciation and amortization	2,411	1,971
Bonus notes amortization	1,877	1,316
Gain on disposition of assets	(297)	(1,496)
Deferred items	54	(163)
Amortization of restricted stock awards, units, and stock benefits	1,157	297
	13,258	7,387
Decrease (increase) in assets:
Operating receivables	(43,262)	(29,094)
Cash segregated for the exclusive benefit of customers	(5)	(3)
Securities owned	(1,113)	11,349
Notes receivable from officers and employees	(8,066)	(2,770)
Other assets	(2,417)	(194)
Increase (decrease) in liabilities:
Operating payables	17,351	35,863
Securities sold, but not yet purchased	1,612	2,168
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(5,301)	(13,639)
Cash Flows From Operating Activities	(27,943)	11,067
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Sale of property	- -	15
Cash received in acquisition of subsidiary	2,927	- -
Sale of subsidiary	- -	4,744
Sale of investments	465	- -
Payments for:
Acquisition of office equipment and leasehold improvements	(3,225)	(3,274)
Acquisition of investments	(5,115)	(6,012)
Cash Flows From Investing Activities	(4,948)	(4,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	33,035	(9,815)
Proceeds from:
Issuance of stock	1,567	1,667
Issuance of long-term debt	- -	14,398
Payments for:
Settlements of long-term debt	(370)	- -
Repurchase of stock	(1,475)	(4,984)
Repayment of note	(1,500)	- -
Principal payments under capital lease obligation	(429)	(538)
Cash dividends	(676)	(645)
Cash Flows From Financing Activities	30,152	83
(Decrease) increase in cash and cash equivalents	(2,739)	6,623
Cash and cash equivalents - beginning of period	16,861	12,835
Cash and Cash Equivalents - end of period	$ 14,122	$ 19,458
Supplemental disclosure of cash flow information:
Income tax payments	$ 2,596	$ 2,925
Interest payments	$ 15,109	$ 6,563
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 129	$ 116
Fixed assets acquired under capital lease	- -	$ 924
Acquisition of Hanifen, Imhoff Inc.	$ 4,746	- -
Restricted stock awards and stock units, net of forfeitures	$ 2,066	$ 499

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive Income

The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

NOTE B - NET CAPITAL REQUIREMENT

The Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the " Rule"), which requires the maintenance of minimum net capital, as defined. SN & Co. has elected to use the alternative method permitted by the Rule which requires maintenance of minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5 percent of aggregate debit items.

At September 30, 2000, SN & Co. had net capital of $37,153,800, which was 8.57% of its aggregate debit items, and $28,479,429 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING

The Company's reportable segments include private client, capital markets, and other. The private client segment includes 67 branch offices and 118 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, public finance, trading, research, and market making. Investment advisory fees and clearing income are included in other.

Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended September 30,	2000	1999
Revenues
Private Client	$ 39,470	$ 30,418
Capital Markets	6,970	3,862
Other	2,214	1,233
Total Revenues	$ 48,654	$ 35,513
Operating Contribution
Private Client	$9,186	$5,673
Capital Markets	(122)	(822)
Other	(1,108)	197
Total Operating Contribution	7,956	5,048
Unallocated Overhead	(4,104)	(2,875)
Pre-Tax Income	$ 3,852	$ 2,173
Nine Months Ended September 30,	2000	1999
Revenues
Private Client	$121,914	$ 92,481
Capital Markets	21,908	12,516
Other	4,991	5,368
Total Revenues	$148,654	$110,365
Operating Contribution
Private Client	$25,387	$16,430
Capital Markets	730	(860)
Other	(1,062)	2,441
Total Operating Contribution	25,055	18,011
Unallocated Overhead	(12,257)	(9,618)
Pre-Tax Income	$ 12,798	$ 8,393

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

The components of the basic and diluted earnings per share calculation for the three and nine months ended September 30, are as follows (in thousands, except per share amounts):

Three Months Ended September 30,	2000	1999
Income Available to Common Stockholders
Net Income	$ 2,314	$ 1,431

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,050	6,570
Potential Common Shares From Employee Benefit Plans	741	308
Diluted Weighted Average Shares Outstanding	7,791	6,878

Basic Earnings Per Share	$ 0.33	$ 0.22
Diluted Earnings Per Share	$ 0.30	$ 0.21

Nine Months Ended September 30,	2000	1999
Income Available to Common Stockholders
Net Income	$ 8,056	$ 5,462

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	6,999	6,712
Potential Common Shares From Employee Benefit Plans	613	301
Diluted Weighted Average Shares Outstanding	7,612	7,013

Basic Earnings Per Share	$ 1.15	$ 0.81
Diluted Earnings Per Share	$ 1.06	$ 0.78

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

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1, 1999.

Three Months Ended September 30, (in thousands, except per share amounts)	2000	1999
Revenues	$ 48,654	$ 38,990
Net income	$ 2,314	$ 1,201
Diluted earnings per share	$ 0.30	$ 0.16
Diluted weighted average shares outstanding	7,791	7,442

Nine Months Ended September 30, (in thousands, except per share amounts)	2000	1999
Revenues	$ 149,042	$ 122,408
Net income	$ 7,370	$ 5,042
Diluted earnings per share	$ 0.96	$ 0.67
Diluted weighted average shares outstanding	7,646	7,530

The above pro forma statements do not purport to be indicative of the results, which actually would have occurred had the acquisition been made on January 1, 1999.

NOTE F - SUBSEQUENT EVENTS

On October 25, 2000, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on November 22, 2000 to stockholders of record as of the close of business on November 8, 2000.

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three and nine months ended September 2000 as compared to September 1999.

Increase / (Decrease)	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ 4,832	32%	$ 15,531	31%
Principal transactions	715	11%	3,783	20%
Investment banking	2,267	90%	4,387	55%
Interest	4,373	82%	12,440	87%
Other	954	16%	2,307	12%
	13,141	37%	38,448	35%

EXPENSES:
Employee compensation and benefits	6,016	28%	19,207	28%
Communications and office supplies	490	22%	1,364	21%
Occupancy and equipment rental	881	30%	2,392	28%
Interest	2,615	98%	8,578	127%
Commissions and floor brokerage	151	23%	448	21%
Other operating expenses	1,309	43%	2,054	22%
	11,462	34%	34,043	33%

Nine months ended September 2000 as compared to nine months ended September 1999

The Company recorded net earnings of $8.1 million or $1.06 per diluted share on total revenues of $148.8 million for the nine months ended September 30, 2000 compared to net earnings of $5.5 million or $0.78 per diluted share on total revenues of $110.4 million for the same period one year earlier.

The Company's continued expansion of its Private Client Group, which began in 1998, was evident during the first nine months of 2000 when compared to the same period one year earlier. The Company opened 12 private client branch offices, and added 112 investment executives, and 30 independent contractors. Despite the volatility in the market place, investor demand for equity products remained strong as evidenced by the increased trading volumes on the two major stock exchanges. Trading volumes on the New York Stock Exchange ("NYSE") and NASDAQ from September 30, 1999 to September 30, 2000, increased 27% and 60%, respectively, which contributed to a 56% increase in the number of customer trades by the Company. Additionally, the merger of HII contributed to increased revenue production, most significantly in principal transactions and investment banking, which primarily consists of corporate finance advisory fees.

Fueled by the Company's continued expansion, low inflation and strong markets, all categories of revenues increased contributing to a total revenue increase of $38.4 million (35%).

Commission revenues rose due to private client expansion and increased trading volumes as referred to above. The main components of the increase were from sales of over-the-counter equities, listed options, insurance products, and mutual funds.

Revenues from principal transactions increased primarily due to the addition of HII, the increased sales of unit trusts and increased sales of nontaxable fixed income products principally in the first half of the year when higher interest rates made these investments more attractive.

Investment banking revenues increased due to an increase in corporate finance advisory fees, and municipal underwriting fees.

Interest revenues rose as a result of a 28% increase in the number of margin accounts with a 63% increase in average borrowings by customers, combined with increases in the rates charged to those customers.

Other revenues increased principally due to growth in managed account fees, which increased due to a 47 % increase in the average number of accounts and an 8% increase in the average total assets in these programs, unrealized gains recorded by a non-broker dealer subsidiary of the Company and receipts of death benefit proceeds from insurance policies. This increase was partially offset by a decrease in investment advisory fees due to the sale of Todd Investment Advisors and the gain recorded on the sale of Todd in the second quarter of 1999.

Total expenses increased $34.0 million (33%). All expense categories increased over the same period one-year earlier due to the continued expansion of the private client group and the merger of HII unless explained otherwise.

Employee compensation and benefits, a significant portion of the Company's total expense, increased $19.2 million (28%) in the first nine months of 2000. The increase in the variable component of compensation of $15.0 million (30%) grew in conjunction with increases in revenues and profitability. The increase in the fixed component of compensation of $4.2 million (22%) essentially resulted from increased employment due to the private client group expansion and the merger of HII.

Commission and floor brokerage, communications and office supplies, and occupancy and equipment rental increased $4.2 million (25%) as a result of higher business volume, continued branch office expansion, and increased expenditures on technology.

Interest expense rose due to increased borrowings by the Company to finance customer margin accounts, combined with increases in the rates paid on those borrowings.

Other operating expenses increased principally due to increased employment recruiting fees in conjunction with increased advertising and travel and promotional expenses resulting from private client group expansion and the merger of HII.

Three months ended September 2000 as compared to three months ended September 1999

The Company recorded net earnings of $2.3 million or $0.30 per diluted share on total revenues of $48.7 million for the third quarter ended September 30, 2000 compared to net earnings of $1.4 million or $0.21 per diluted share on total revenues of $35.5 million for the same period one year earlier. The explanation of revenue and expense fluctuations presented for the nine-month period are generally applicable to the three-month operations.

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

During the first nine months of 2000, the Company repurchased 144,124 shares, using existing board authorizations, at an average price of $10.23 per share, to meet obligations under the Company's employee benefit plans.

On January 12, 2000 the Company completed the merger of HII, a Denver-based investment banking firm. The merger was completed with the tax-free exchange of 516,984 shares of the Company for all of the outstanding shares of HII.

Management believes the funds from operations, available informal short-term credit arrangements, and long-term borrowings, at September 30, 2000, will provide sufficient resources to meet the present and anticipated financing needs.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At September 30, 2000, Stifel, Nicolaus had net capital of approximately $37.2 million which exceeded the minimum net capital requirements by approximately $28.5 million.

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibit No. (Reference to Item 601(b)of Regulation S-K) 27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)

  Report(s) on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 14, 2000	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 14, 2000	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

EXHIBIT INDEX

September 30, 2000

Exhibit Number	Description
27	Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering, Analysis, and Retrieval [EDGAR] purposes only)