Form 10-K
period 2000-12-31
STIFEL FINANCIAL CORP
filed 2001-04-02
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 1-9305
STIFEL FINANCIAL CORP. (Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	43-1273600 (I.R.S. Employer Identification No.)
501 N. Broadway St. Louis, Missouri (Address of principal executive offices)	63102-2102 (Zip Code)

Registrant's telephone number, including area code 3 1 4 - 3 4 2 - 2 0 0 0

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class Common Stock, Par Value $.15 per share	On Which Registered New York Stock Exchange Chicago Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Aggregate market value of voting stock held by non-affiliates of the registrant at March 7, 2001 was $77,517,702.

Shares of Common Stock outstanding at March 7, 2001: 7,388,130 shares, par value $.15 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference in Part I and Part II hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held April 25, 2001 are incorporated by reference in Part III hereof. Exhibit Index located on pages 19 and 20.

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

On January 12, 2000, the Company completed the merger of Hanifen, Imhoff Inc. ("HII"), a Denver-based investment banking firm. The transaction has been accounted for as a purchase and provided for a tax-free exchange of 516,984 shares of the Company's stock (valued at $4,745,913) for all of the outstanding shares of HII. The purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair market values. The remaining purchase price of $3.8 million has been recorded as goodwill, which will be amortized over 25 years. The exchange ratio was calculated using the respective book values of the Company and HII. The total shares issued in the transaction were based upon the final closing equity of HII at December 31, 1999. In connection with the transaction, certain key associates of HII executed employment agreements containing non-compete provisions and restrictions on the sale of the stock received in the merger and were awarded options in the Company. The merger added 54 investment bankers, research analysts, institutional sales associates, and traders to the capital markets segment, as well as 24 administrative and technical support associates.

The Company offers securities-related financial services through its wholly-owned operating subsidiaries, Stifel Nicolaus, Century Securities Associates, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 76 locations. The Company's customers include individuals, corporations, municipalities and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest.

Financial Information

The amounts of each of the principal sources of revenue, the net income and total assets of the Company for the years ended December 31, 2000, 1999 and 1998 are contained in Item 6. Selected Financial Data, herein. Financial information for each segment of the Company is contained in Note O of the Consolidated Financial Statements incorporated by reference herein.

Narrative Description of Business

As of February 28, 2001, the Company employed 1,139 individuals. Stifel Nicolaus employed 1,123 of which 394 were employed as investment executives. In addition, 160 investment executives were affiliated with Century Securities Associates, Inc. ("CSA") as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 138,000 client accounts. No single client accounts for a material percentage of any segments of the Company's business.

Private Client

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client segment over the past three years.

Stifel Nicolaus Private Client

Stifel Nicolaus has 70 private client branches located in 14 states, primarily in the Midwest. Its 394 Investment Executives provide a broad range of services and financial products to their clients. In most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes taxable and tax-exempt fixed income products to its private clients, including municipal, corporate, government agency and mortgage backed bonds, preferred stock, and unit investment trusts. An increasing number of clients are electing asset based fee alternatives to the traditional commission schedule. In addition, Stifel Nicolaus distributes insurance and annuity products, and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75 percent of the purchase price, depending upon the size of the transaction.

CSA Private Client

CSA has affiliations with 160 independent contractors in 25 branch offices and 98 satellite offices in 30 states. Under their contractual arrangements, these independent contractors may provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. CSA's independent contractors provide the same types of financial products and services to its private clients, as does Stifel Nicolaus. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and as such clears its transactions through Stifel Nicolaus.

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

Equity Capital Markets

Equity Capital Markets include investment banking-corporate finance, research department, syndicate department, over-the-counter equity trading, and institutional sales and trading.

Investment Banking - Corporate Finance

The investment banking corporate finance group consists of 27 professionals, located in St. Louis, Cleveland, and Denver, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap companies.

Research Department

The research department consists of 16 analysts located in St. Louis and Denver who publish research on over 156 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

Syndicate Department

The syndicate department coordinates the marketing, distribution, pricing, and stabilization of the Company's lead- and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

Over-the-Counter Equity Trading

The Company trades as principal in the over-the-counter market. It acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling and maintaining an inventory of these securities. At February 28, 2001, Stifel Nicolaus made a market in 277 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

Institutional Sales and Trading

The institutional equity sales group provides equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus' investment banking corporate finance group. At February 28, 2001, the institutional equity sales department has approximately 140 institutional accounts.

Fixed Income Capital Markets

The Fixed Income Capital Markets segment includes investment banking-public finance, institutional sales, and competitive underwriting and trading.

Investment Banking-Public Finance

Investment banking public finance consists of 34 professionals with its principal offices in St. Louis, Denver and Brookfield, Wisconsin. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through these offices.

Institutional Sales

Institutional sales is comprised of fixed taxable and tax-exempt trading departments located in St. Louis and Denver. Stifel Nicolaus buys both tax-exempt and taxable products, primarily municipal bonds, corporate, government agency, and mortgage backed bonds for its own account, maintains an inventory of these products and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with over 1,600 accounts at February 28, 2001.

Other Segments

In addition to its private client segment and capital markets segments, the Company has an investment advisory firm which provides investment advisory services to individuals, fiduciary, and corporate clients. Revenues are derived based upon assets under management. Pin Oak Capital, Ltd. is registered as an investment advisor in five states and had assets under management of approximately $148,702,000 at December 31, 2000.

Stifel Nicolaus clears transactions for the Company's independent contractor, CSA, and two other introducing broker-dealers. Revenues and costs associated with clearing these transactions are also included in "other segments."

Competition

The Company competes with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, the Company faces increasing competition from other financial institutions, such as commercial banks, online service providers, and other companies offering financial services. The Financial Modernization Act, signed into law in late 1999, lifted restrictions on banks and insurance companies to provide financial services once dominated by securities firms. In addition, recent consolidation in the financial services industry may lead to increased competition from larger, more diversified organizations. Some of these firms generally charge lower commission rates to their customers without offering services such as portfolio valuation, investment recommendations and research. Trading on the Internet has increased significantly. Twenty percent of investors used the Internet to trade in 2000 up from 18 % in 1999.

During 2000, the Company continued to invest in and provide support for technologically advanced equipment and software for the Private Client Group, including web-based access to customer accounts and development of online trading.

Management relies on the expertise acquired in its market area over its 110-year history, its personnel, and its equity capital to operate in the competitive environment.

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

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than four percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel Nicolaus which requires the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel Nicolaus had net capital of approximately $37.1 million at December 31, 2000, which was approximately 10.32 percent of aggregate debit balances and approximately $29.9 million in excess of required net capital.

ITEM 2. PROPERTIES

The Company's headquarters, Stifel Nicolaus headquarters and operations and CSA headquarters reside in leased office space in St. Louis, Missouri. The Company's Private Client segment maintains 70 leased offices in 14 states, primarily in the Midwest. The Fixed Income Capital Markets segment resides in 6 leased locations. The Equity Capital Markets segment occupies leased space in 5 locations. Pin Oak, which is included in the "Other" segment, has leased space in New York, New York. The Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2000 was approximately $6,073,000. Further information about the lease obligations of the Company is provided in Note D of the Notes To Consolidated Financial Statements incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings, included on page 39 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

Name	Age	Positions or Offices With the Company	Year First Appointed as Executive Officer of the Company
George H. Walker III	70	Chairman of the Board of Financial and Stifel Nicolaus	1978
Ronald J. Kruszewski	42
President and Chief Executive Officer of Financial and Stifel Nicolaus
			1997
James M. Zemlyak	41	Vice President, Chief Financial Officer, Treasurer and Secretary of Financial and Senior Vice President, Chief Financial Officer, and Secretary of Stifel Nicolaus	1999
Scott B. McCuaig	51	Vice President of Financial and President of Private Client Group of Stifel Nicolaus	1998
Walter F. Imhoff	69	Senior Vice President of Stifel Nicolaus	1999
Thomas Prince	51	Vice President and General Counsel of Financial and General Counsel and Senior Vice President of Stifel Nicolaus	2000

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

James M. Zemlyak joined Stifel Nicolaus in February 1999. He is Vice President, Chief Financial Officer, Treasurer and Secretary of Financial and Senior Vice President, Chief Financial Officer and Secretary of Stifel Nicolaus and a member of the Board of Directors of Stifel Nicolaus. Prior to joining the Company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1997.

Scott B. McCuaig joined Stifel Nicolaus in January 1998. He is Vice President of Financial and the President of Private Client Group of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. McCuaig was a Managing Director, head of marketing and regional sales manager of Robert W. Baird & Co. Incorporated.

Walter F. Imhoff joined Stifel Nicolaus in January 2000. He is Managing Director of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. Imhoff served as Chairman, President and Chief Executive Officer of Hanifen, Imhoff, Inc., a regional broker dealer, from 1979.

Thomas A. Prince joined Stifel Nicolaus in August 1999. He became Vice President and General Counsel of Financial and General Counsel and Senior Vice President of Stifel Nicolaus in July 2000. Prior thereto, he served as Branch Manager of the Little Rock, Arkansas Retail Sales office of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. Prince was a principal in the law firm of Jack, Lyon & Jones, PA in Little Rock, Arkansas from January 1990 to August 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.) Market Information

Market Information on page 49 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

b.) Holders

The approximate number of stockholders of record on March 7, 2001 was 3,200.

c.) Dividends

Dividend Information on page 49 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data on page 48 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 20 through 25 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosure About Market Risk, included on page 25 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.
Statement	Annual Report Reference
Consolidated Statements of Financial Condition -- December 31, 2000 and December 31, 1999	26 - 27
Consolidated Statements of Operations -- Years ended December 31, 2000, December 31, 1999 and December 31, 1998	28
Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, December 31, 1999 and December 31, 1998	29
Consolidated Statements of Cash Flows -- Years ended December 31, 2000, December 31, 1999 and December 31, 1998	30 - 31
Notes to Consolidated Financial Statements	32 - 45
Independent Auditors' Report	46

Selected Quarterly Financial Data, included on page 47 of the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers, as of March 26, 2001, is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the knowledge of the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2000, with the exception of George H. Walker III, Scott B. McCuaig and James M. Zemlyak who filed one late report with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is contained in "Executive Compensation," included in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements; Incorporated herein by reference, are listed in Item 8 hereof.

(a)(2) Consolidated Financial Statement Schedules:

Independent Auditors' Report

Schedule I - Condensed Financial Information of Registrant

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits: See Exhibit Index hereof.

(b) Reports on Form 8-K:

There were no reports on Form 8-K during the fourth quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 30th day of March 2001.

STIFEL FINANCIAL CORP. (Registrant)
By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (Principal Executive Officer)
/s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 2001, in the capacities indicated.

/s/ George H. Walker III George H. Walker III
Chairman of the Board

/s/ Ronald J. Kruszewski Ronald J. Kruszewski	President, Chief Executive Officer, and Director
/s/ Bruce A. Beda Bruce A. Beda	Director
/s/ Charles A. Dill Charles A. Dill	Director
/s/ Richard F. Ford Richard F. Ford	Director
/s/ John J. Goebel John J. Goebel	Director
/s/ Stuart I. Greenbaum Stuart I. Greenbaum	Director
/s/ Walter F. Imhoff Walter F. Imhoff	Director
/s/ Robert E. Lefton Robert E. Lefton	Director
/s/ James M. Oates James M. Oates	Director

[Deloitte & Touche LLP letterhead]

Independent Auditors' Report

To the Board of Directors and Stockholders of

Stifel Financial Corp.

St. Louis, Missouri:

We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries (the "Corporation") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 9, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Stifel Financial Corp. and Subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

March 9, 2001

St. Louis, Missouri

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

STIFEL FINANCIAL CORP.

	Dec. 31, 2000	Dec. 31, 1999
ASSETS
Cash	$ 4,156	$ 9,155
Due from subsidiaries	94,324	1,496,035
Investment in subsidiaries (a)	80,446,077	61,238,478
Office equipment and leasehold improvements, less allowances for depreciation and amortization of $14,970,386 and $11,275,888, respectively	9,639,961	7,537,667
Investments	2,168,777	2,055,045
Other assets	2,721,590	759,018
TOTAL ASSETS	$95,074,885	$73,095,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to subsidiaries	$ 3,925,162	$ 1,667,781
Obligation under capital lease	1,770,549	1,067,636
Long-term debt	10,000,000	10,370,000
Other liabilities	5,201,207	931,269
TOTAL LIABILITIES	20,896,918	14,036,686
Stockholders' Equity:
Capital stock	1,128,902	1,106,633
Additional paid-in capital	45,920,212	43,573,499
Retained earnings	32,827,243	24,546,476
	79,876,357	69,226,608
Less treasury stock, at cost	2,937,969	6,984,167
Less unearned employee stock ownership plan shares	2,605,112	2,813,483
Less unamortized expense of restricted stock awards, at cost	155,309	370,246
TOTAL STOCKHOLDERS' EQUITY	74,177,967	59,058,712
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$95,074,885	$73,095,398

(a) Includes Goodwill of $5,260,831 and $1,631,327 at December 31, 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements (Item 8)

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(continued)

CONDENSED STATEMENTS OF OPERATIONS

STIFEL FINANCIAL CORP.
Years Ended December 31,

	2000	1999	1998
Revenues:
Lease	$3,815,770	$2,598,206	$1,762,434
Other	469,805	(76,961)	268,748
	4,285,575	2,521,245	2,031,182
Expenses:
Depreciation and amortization	4,067,328	2,690,033	1,853,837
Professional fees	239,716	176,140	410,039
Other operating expenses	3,422,823	799,400	492,273
	7,729,867	3,665,573	2,756,149
Loss before income taxes	(3,444,292)	(1,144,328)	(724,967)
Benefit for income taxes	(1,277,660)	(419,284)	(348,977)
Loss before equity in net income of subsidiaries	(2,166,632)	(725,044)	(375,990)
Equity in net income of subsidiaries	11,369,770	7,890,210	5,621,417
NET INCOME	$ 9,203,138	$ 7,165,166	$ 5,245,427

See Notes to Consolidated Financial Statements (Item 8)

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF CASH FLOWS

STIFEL FINANCIAL CORP.
	Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,203,138	$7,165,166	$5,245,427
Non-cash items included in net income:
Depreciation and amortization	4,067,328	2,690,033	1,853,837
Deferred items	(93,295)	(592,807)	79,812
Undistributed income of subsidiaries, net of dividend of $6,189,088, $1,000,000 and $254,390, respectively	(5,180,682)	(6,890,210)	(5,367,027)
Amortization and forfeitures of restricted stock awards and stock benefits	1,156,558	853,387	594,800
	9,153,047	3,225,569	2,406,849
(Increase) decrease in assets	(15,218,983)	3,707,007	(104,283)
Increase (decrease) in liabilities	12,150,122	(2,622,521)	2,765,035
CASH FROM OPERATING ACTIVITIES	6,084,186	4,310,055	5,067,601
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Shares issued	1,796,763	1,823,318	2,043,402
Long-term debt	- -	5,000,000	370,000
Payments for:
Purchase of stock for treasury	(1,737,634)	(5,437,233)	(2,160,450)
Settlement of long-term debt	(370,000)	- -	- -
Principal payments under capital lease	(1,182,311)	(704,419)	(597,930)
Cash dividend	(922,374)	(852,913)	(829,046)
CASH FROM FINANCING ACTIVITIES	(2,415,556)	(171,247)	(1,174,024)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from:
Distributions/sales received on investments	361,892	- -	118,300
Sales of office equipment and leasehold improvements	3,000	13,241	46,205
Payments for:
Acquisition of investments	- -	- -	(119,999)
Acquisition of office equipment and leasehold improvements	(4,038,521)	(4,152,049)	(3,938,083)
CASH FROM INVESTING ACTIVITIES	(3,673,629)	(4,138,808)	(3,893,577)
Change in cash	(4,999)	0	0
Cash (beginning of period)	9,155	9,155	9,155
Cash (end of period)	$ 4,156	$ 9,155	$ 9,155
Supplemental Disclosures of Cash Flow Information
Schedule of Non-cash Investing and Financing Activities
Fixed assets acquired under capital lease	$1,885,000	$924,000	$923,000
Restricted stock awards and units, net of forfeitures	$5,888,000	$3,471,000	$1,263,000
Employee stock ownership shares issued	$183,000	$152,000	$165,000
Stock dividends distributed	$ - -	$77,000	$3,551,000
Acquisition of Hanifen, Imhoff Inc.	$4,746,000	$ - -	$ - -

See Notes to Consolidated Financial Statements (Item 8)

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
COL. A	COL. B	COL. C	COL. D		COL. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Year Ended December 31, 2000:
Deducted from asset account: Allowances for doubtful accounts	$555,891	$578,849	$1,030,305	(1)	$104,435
Deducted from asset account: Allowances for doubtful notes receivables	704,218	68,078	441,232	(2)	331,064
Deducted from asset Account: Reserves for Securities owned	200,000	0	200,000	(3)	0
Year Ended December 31, 1999:
Deducted from asset account: Allowances for doubtful accounts	$555,891	$5,309	$5,309	(1)	$555,891
Deducted from asset account: Allowances for doubtful notes receivables	482,369	389,367	167,518	(3)	704,218
Deducted from asset account: Allowances for doubtful collection of other assets	3,586	0	3,586	(1)	0
Deducted from asset Account: Reserves for Securities owned	200,000	0	0		200,000
Year Ended December 31, 1998:
Deducted from asset account: Allowances for doubtful accounts	555,891	0	0		555,891
Deducted from asset account: Allowances for doubtful notes receivables	2,376,351	254,108	2,148,090	(3)	482,369
Deducted from asset account: Allowances for doubtful collection of other assets	62,000	0	58,414	(1)	3,586
Deducted from asset Account: Reserves for Securities owned	200,000	0	0		200,000

(1) Recovery of account.

(2) Securities disposed of.

(3) Uncollected notes written off and recoveries.

EXHIBIT INDEX Stifel Financial Corp. and Subsidiaries Annual Report on Form 10-K Year Ended December 31, 2000

Exhibit Number	Description
3.(a)(1)

Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on June 1, 1983, incorporated herein by reference to Exhibit 3.1 to Financial's Registration Statement on Form S-1, as amended (Registration File No. 2-84232) filed July 19, 1983.

3.(a)(2)

Amendment to Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on May 11, 1987, incorporated herein by reference to Exhibit (3)(a)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended July 31, 1987.

3.(a)(3)

Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Financial filed with the Secretary of State of Delaware on July 10, 1987, incorporated herein by reference to Exhibit (3)(a)(3) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended July 31, 1987.

3.(a)(4)

Amendment to Restated Certificate of Incorporation of Financial filed with the Secretary of State of Delaware on November 28, 1989, incorporated herein by reference to Exhibit (3)(a)(4) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended July 27, 1990.

3.(b)	Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3(b)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for fiscal year ended July 30, 1993.
4.(a)	Preferred Stock Purchase Rights of Financial, incorporated herein by reference to Financial's Registration Statement on Form 8-A (File No. 1-9305) filed July 30, 1996.
10.(a)(1)

Employment Agreement with George H. Walker III dated August 21, 1987, incorporated herein by reference to Exhibit 10(c) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987.*

10.(a)(2)

First Amendment to Employment Agreement with George H. Walker III, incorporated herein by reference to Exhibit 10(a)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1992. *

10. (b)

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Financial's Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

10.(c)

1983 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 4(a) to Financial's Registration Statement on Form S-8 (Registration File No. 2-94326) filed November 14, 1984. *

10.(d)

1985 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 28C to Financial's Registration Statement on Form S-8, as amended (Registration File No. 33-10030) filed November 7, 1986. *

10.(e)

1987 Non-qualified Stock Option Plan of Financial, incorporated herein by reference to Exhibit 10(h) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987. *

10.(f)

Amendment to 1983 Incentive Stock Option Plan, 1985 Incentive Stock Option Plan and 1987 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10(f) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 28, 1989. *

10.(g)	Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.
10.(h)	Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999.*
10.(i)	1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1998. *
10.(j)(1)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997. *
10.(j)(2)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10(j) 2 to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998. *
10.(k)	1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Annex B of Financial's Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *
10.(l)

Equity Incentive Plan For Non-Employee Directors of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

13.

Annual Report to Stockholders for the year ended December 31, 2000, filed herewith. Except for those portions of pages expressly incorporated by reference, the 2000 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

21.	List of Subsidiaries of Financial, filed herewith.
23.	Consent of Independent Auditors, filed herewith.

* Management contract or compensatory plan or arrangement.