Form 10-Q
period 2001-03-31
STIFEL FINANCIAL CORP
filed 2001-05-15
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9305

STIFEL FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1273600
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

501 N. Broadway, St. Louis, Missouri	63102-2102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	314-342-2000

(Former name, former address, and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at May 1, 2001: 7,369,978, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

March 31, 2001

PART I. FINANCIAL INFORMATION

PAGE

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition -- March 31, 2001 and December 31, 2000	3
Consolidated Statements of Operations -- Three Months Ended March 31, 2001 and March 31, 2000	4
Consolidated Statements of Cash Flows-- Three Months Ended March 31, 2001 and March 31, 2000	5
Notes to Consolidated Financial Statements	6 - 8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9 -11
Item 3. Quantitative and Qualitative Disclosure about Market Risk	11

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Securities Holders	12-13
Item 6. Exhibit(s) and Report(s) on Form 8-K	12
Signatures	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except par values and share amounts)

Unaudited	Audited

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$ 12,677	$ 14,589
Cash segregated for the exclusive benefit of customers	188	187
Receivable from brokers and dealers	22,837	30,730
Receivable from customers, net of allowance for doubtful receivables of $104 and $104, respectively	313,546	305,478
Securities owned, at fair value	33,918	24,760
Investments	31,260	32,478
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $15,510 and $15,085, respectively	10,400	9,689
Goodwill, net of accumulated amortization of $1,045 and $984, respectively	5,199	5,261
Notes receivable from and advances to officers and employees, net of allowance for doubtful receivables from former employees of $330 and $331, respectively	18,898	17,420
Deferred income tax	2,909	3,036
Other assets	11,733	14,221
Total Assets	$464,028	$458,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 114,450	$ 88,250
Payable to brokers and dealers	160,911	155,522
Payable to customers	30,445	40,484
Securities sold, but not yet purchased, at fair value	2,807	4,355
Drafts payable	13,970	19,034
Accrued employee compensation	11,595	19,500
Obligations under capital leases	1,555	1,771
Accounts payable and accrued expenses	16,054	20,620
Long-term debt	10,000	10,000
Other	24,598	24,598
Total Liabilities	386,385	384,134
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 10,000,000 shares; issued 7,675,781 and 7,525,971 shares, respectively	1,152	1,129
Additional paid-in capital	48,129	45,920
Retained earnings	33,999	32,827
	83,280	79,876
Less:
Treasury stock, at cost, 298,390 and 297,879 shares, respectively	2,970	2,938
Unamortized expense of restricted stock awards	114	155
Unearned employee stock ownership plan shares, at cost, 199,271 and 203,337 shares, respectively	2,553	2,605
Total Stockholders' Equity	77,643	74,178
Total Liabilities and Stockholders' Equity	$464,028	$458,312

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

Three Months Ended March 31,

	2001	2000
REVENUES
Commissions	$ 20,475	$ 25,560
Principal transactions	6,987	9,176
Investment banking	8,216	2,254
Interest	6,448	7,706
Other	6,361	7,521
	48,487	52,217

EXPENSES
Employee compensation and benefits	30,380	32,118
Interest	3,639	4,380
Occupancy and equipment rental	4,147	3,464
Communications and office supplies	2,929	2,496
Commissions and floor brokerage	954	995
Other operating expenses	3,804	3,679
	45,853	47,132
Income before income taxes	2,634	5,085

Provision for income taxes	1,060	1,805

Net income	$ 1,574	$ 3,280

Net income per share:
Basic	$ 0.22	$ 0.47
Diluted	$ 0.20	$ 0.44
Dividends declared per share	$ 0.03	$ 0.03
Average common equivalent shares outstanding:
Basic	7,155	6,938
Diluted	7,982	7,514

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)

Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2001	March 31, 2000
Net income
Noncash and nonoperating items included in earnings:	$ 1,574	$ 3,280
Depreciation and amortization	994	757
Bonus notes amortization	1,133	524
Realized & unrealized (gain)/losses	429	(612)
Deferred items	397	(519)
Amortization of restricted stock awards, units, and stock benefits	466	269
	4,993	3,699
Decrease (increase) in assets:
Operating receivables	(175)	(35,240)
Cash segregated for the exclusive benefit of customers	(1)	(2)
Securities owned	(9,158)	(10,449)
Notes receivable from officers and employees	(2,611)	(644)
Other assets	3,355	151
Increase (decrease) in liabilities:
Operating payables	(4,650)	28,835
Securities sold, but not yet purchased	(1,548)	(780)
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(17,505)	(1,192)
Cash Flows From Operating Activities	(27,300)	(15,622)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Cash received in acquisition of subsidiary	- -	2,927
Sale of investments	- -	214
Payments for:
Acquisition of office equipment and leasehold improvements	(1,631)	(1,568)
Acquisition of investments	(91)	(799)
Cash Flows From Investing Activities	(1,722)	774
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	26,200	19,281
Proceeds from:
Issuance of stock	1,517	1,319
Payments for:
Purchase of stock for treasury	(159)	(1,047)
Repayment of notes assumed in acquisition of subsidiary	- -	(1,500)
Principal payments under capital lease obligation	(216)	(143)
Cash dividends	(232)	(225)
Cash Flows From Financing Activities	27,110	17,685
(Decrease) increase in cash and cash equivalents	(1,912)	2,837
Cash and cash equivalents - beginning of period	14,589	16,861
Cash and Cash Equivalents - end of period	$12,677	$19,698
Supplemental disclosure of cash flow information:
Income tax payments	$ 818	$ 460
Interest payments	$ 4,007	$ 3,939
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 45	$ 39
Acquisition of Hanifen, Imhoff Inc.	- -	$ 4,746
Restricted stock awards and stock units, net of forfeitures	$ 624	$ 2,421

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

At March 31, 2001, SN & Co. had net capital of $37,646,296, which was 10.53% of its aggregate debit items, and $30,492,898 in excess of the minimum required net capital.

NOTE C - SEGMENT REPORTING

The Company's reportable segments include private client, equity capital markets, fixed income capital markets and other. The private client segment includes 70 branch offices and 123 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. Investment advisory fees, clearing income and venture capital activities are included in Other.

Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended March 31,	2001	2000
Revenues
Private Client	$ 38,252	$ 43,853
Equity Capital Markets	5,341	3,972
Fixed Income Capital Markets	5,030	2,217
Other	(136)	2,175
Total Revenues	$ 48,487	$ 52,217
Operating Contribution
Private Client	$5,161	$7,563
Equity Capital Markets	760	264
Fixed Income Capital Markets	1,054	(118)
Other	(459)	334
Total Operating Contribution	6,516	8,043
Unallocated Overhead	(3,882)	(2,958)
Pre-Tax Income	$ 2,634	$ 5,085

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

The components of the basic and diluted earnings per share calculation for the three months ended March 31, are as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2001	2000
Income Available to Common Stockholders
Net Income	$ 1,574	$ 3,280

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,155	6,938
Potential Common Shares From Employee Benefit Plans	827	576
Diluted Weighted Average Shares Outstanding	7,982	7,514

Basic Earnings Per Share	$ 0.22	$ 0.47
Diluted Earnings Per Share	$ 0.20	$ 0.44

NOTE E - SUBSEQUENT EVENTS

On April 25, 2001, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on May 24, 2001 to stockholders of record as of the close of business on May 10, 2001.

At the April 25, 2001 Annual Meeting, stockholders approved the proposal to increase the total number of authorized shares of stock from 13,000,000 to 33,000,000 and to increase the authorized number of shares of Common Stock from 10,000,000 to 30,000,000.

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

Business Environment

Compared to the prior year first quarter, investor confidence in the stock market plummeted as indicated by the major market indices, particularly the technology stock based NASDAQ composite, which decreased 60% from 4,573 to 1,840 on March 31, 2000 and 2001, respectively. The Dow Jones Industrial Average decreased 10% from 10,922 to 9,879 on March 31, 2000 and 2001, respectively. The Company's trading volume declined 6%, in the first quarter of 2001 compared to the prior year first quarter, reflecting declines in individual investor trading volume experienced industry-wide.

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three months ended March 2001 as compared to March 2000.

Increase / (Decrease)	Three Months Ended
(Dollars in thousands)	Amount	Percentage
REVENUES:
Commissions	$ (5,085)	(20)%
Principal transactions	(2,189)	(24)%
Investment banking	5,962	264%
Interest	(1,258)	(16)%
Other	(1,160)	(15)%
	(3,730)	(7)%

EXPENSES:
Employee compensation and benefits	(1,738)	(5)%
Interest	(741)	(17)%
Occupancy and equipment rental	683	20%
Communications and office supplies	433	17%
Commissions and floor brokerage	(41)	(4)%
Other operating expenses	125	3%
	(1,279)	(3)%

Three months ended March 2001 as compared to three months ended March 2000

The Company recorded net earnings of $1.6 million or $0.20 per diluted share on total revenues of $48.5 million for the three months ended March 31, 2001 compared to net earnings of $3.3 million or $0.44 per diluted share on total revenues of $52.2 million for the same period one year earlier.

Total revenues decreased $3.7 million (7%) resulting from decreases in commissions, principal transactions, interest revenues and other revenues which decreased $5.1 million (20%), $2.2 million (24%), $1.3 million (16%) and $1.2 million (15%) respectively, offset by an increase of $6.0 million (264%) in investment banking.

Revenues from commissions on sales of over-the-counter, listed equities, and mutual funds decreased principally due to declining markets conditions referred to above.

Revenues from principal transactions decreased principally due to uncertainty in the markets, which effected sales of over-the-counter equities and equity-based unit trusts.

Interest revenues declined as a result of decreased average borrowings by customers, and decreased stock borrow activities.

Other revenues decreased principally due to fluctuations in the Company's investment portfolio which resulted in a write down of approximately $482,000 in the period ending March 31, 2001 compared to an approximate $499,000 unrealized gain in the prior year first quarter combined with a receipt of $550,000 in death benefit proceeds from an insurance policy in the first quarter of 2000.

Investment banking revenues increased principally due to an increase in corporate finance revenue of $2.6 million (178%) and an increase in municipal finance revenue of $2.9 million (698%). The Company lead managed three equity offerings and completed four private placements during the first quarter of 2001. Bond market activity improved coincidental to the addition of a new public finance office opened in Brookfield, Wisconsin, in mid-year 2000, along with the merger of Hanifen Imhoff Inc. in January 2000.

Total expenses decreased $1.3 million (3%) for the first quarter of 2001 compared to the same period one year earlier. Decreases in employee compensation and benefits, commission and floor brokerage, and interest expense, were offset by increases in communications and office supplies, occupancy and equipment rental, and other operating expenses. Despite the poor market conditions the Company continued its expansion of its Private Client Group. Since March 31, 2000, the Company opened 13 Private Client branch offices, and recruited 132 investment executives and 29 independent contractors for net increases of 17%, 17% and 13% over the prior year first quarter.

Employee compensation and benefits, a significant portion of the Company's total expense, decreased $1.7 million (5%) in the first three months of 2001 compared to the prior year first quarter. The decrease in the variable component of compensation of $3.0 million (12%) declined consistent with the decreases in revenues and profitability. The offsetting increase in fixed compensation resulted from the Company's expansion activities.

Communication and office supplies and occupancy and equipment rental increased $433,000 (17%) and $683,000 (20%), respectively over the prior year first quarter due to the company's expansion activities

Interest expense decreased $741,000 (17%) due to decreased borrowings by the Company to finance customer margin.

The effective tax rate for the first three months ended March 31, 2001 increased from the same period one year earlier primarily due to the tax effect of death benefit proceeds from an insurance policy received in the first quarter of 2000.

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

During the first three months of 2001, the Company repurchased 13,404 shares, using existing board authorizations, at an average price of $11.90 per share, to meet obligations under the Company's employee benefit plans.

Management believes the funds from operations, available informal short-term credit arrangements, and long-term borrowings, at March 31, 2001, will provide sufficient resources to meet the present and anticipated financing needs.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At March 31, 2001, Stifel, Nicolaus had net capital of approximately $37.6 million which exceeded the minimum net capital requirements by approximately $30.5 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Such information is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 25, 2001. Of 7,388,130 shares issued, outstanding and eligible to be voted at the meeting, 6,724,779 shares, constituting a quorum, were represented in person or by proxy at the meeting. Four matters were submitted to a vote of security holders at the meeting.

1. Election of Four Class III Directors. The first matter submitted was the election of four Class III director nominees to the Board of Directors, each to continue in office until the year 2004. Upon tabulation of the votes cast, it was determined that all four-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
Robert E. Lefton	6,239,933	484,846
Scott B. McCuaig	6,260,720	464,059
James M. Oates	6,260,269	464,510
George H. Walker III	6,185,541	539,238

Because the Company has a staggered Board, the term of office of the following named Class I and II directors, who were not up for election at the 2001 annual meeting, continued after the meeting:

Class I (to continue in office until 2002)

Bruce A. Beda

Stuart I. Greenbaum

Ronald J. Kruszewski

Class II (to continue in office until 2003)

Charles A. Dill

Richard F. Ford

John J. Goebel

Walter F. Imhoff

  Proposal to Adopt the 2001 Incentive Stock Plan for key employees (the "Incentive Plan"). The second matter, a proposal to adopt the Incentive Plan, was approved by a majority of the 7,388,130 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	3,726,483
Against	770,504
Abstain	302,682
Non-Vote	1,925,110

  Proposal to amend the Restated Certificate of Incorporation to increase the total number of Authorized Shares of Stock from 13,000,000 to 33,000,000 and to increase the authorized number of shares of Common Stock from 10,000,000 to 30,000,000. The third matter, a proposal to amend the Restated Certificate of Incorporation, was approved by a majority of the 7,388,130 shares of the Company's common stock. The voting results on this matter were as follows:

For	6,091,426
Against	626,098
Abstain	7,255

  Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The fourth matter, a proposal to ratify the appointment of Deloitte as the Company's independent auditors for the year ending December 31, 2001, was approved by a majority of the 7,388,130 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	6,708,200
Against	12,452
Abstain	4,127

Item 6. Exhibit(s) and Report(s) on Form 8-K

  None

  Report(s) on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 15, 2001	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 15, 2001	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

EXHIBIT INDEX

March 31, 2001

Exhibit Number	Description
None