Form 10-Q
period 2001-06-30
STIFEL FINANCIAL CORP
filed 2001-08-14
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at July 31, 2001: 7,371,539, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

June 30, 2001

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (Unaudited)

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 6. Exhibit(s) and Report(s) on Form 8-K	14
Signatures	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except par values and share amounts)

Unaudited Audited
	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$ 13,530	$ 14,589
Cash segregated for the exclusive benefit of customers	189	187
Receivable from brokers and dealers	16,423	30,730
Receivable from customers, net of allowance for doubtful receivables of $104 and $104, respectively	316,758	305,478
Securities owned, at fair value	30,069	12,212
Securities owned and pledged, at fair value	17,761	12,548
Investments	31,474	32,478
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $16,493 and $15,085, respectively	10,985	9,689
Goodwill, net of accumulated amortization of $1,107 and $984, respectively	3,801	5,261
Notes receivable from and advances to officers and employees, net of allowance for doubtful receivables from former employees of $328 and $331, respectively	22,384	17,420
Deferred income tax	3,691	3,036
Other assets	15,662	14,221
Total Assets	$483,190	$458,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 120,025	$ 88,250
Payable to brokers and dealers	170,334	155,522
Payable to customers	35,578	40,484
Securities sold, but not yet purchased, at fair value	2,850	4,355
Drafts payable	11,217	19,034
Accrued employee compensation	11,654	19,500
Obligations under capital leases	1,352	1,771
Accounts payable and accrued expenses	14,258	20,620
Long-term debt	10,000	10,000
Other	24,598	24,598
Total Liabilities	401,866	384,134
Subordinated Debt	2,629	- -
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 7,675,781 and 7,525,971 shares, respectively	1,151	1,129
Additional paid-in capital	48,620	45,920
Retained earnings	34,563	32,827
	84,334	79,876
Less:
Treasury stock, at cost, 304,550 and 297,879 shares, respectively	3,053	2,938
Unamortized expense of restricted stock awards	85	155
Unearned employee stock ownership plan shares, at cost, 195,205 and 203,337 shares, respectively	2 ,501	2,605
Total Stockholders' Equity	78,695	74,178
Total Liabilities and Stockholders' Equity	$483,190	$458,312

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)
	Three Months Ended June 30,
	2001	2000
REVENUES
Commissions	$ 18,498	$ 19,815
Principal transactions	8,825	6,314
Investment banking	7,667	5,381
Interest	6,062	9,265
Other	6,597	7,167
Revenues	47,649	47,942
Interest expense	3,445	5,655
Net revenues	44,204	42,287

EXPENSES
Employee compensation and benefits	29,392	27,880
Occupancy and equipment rental	4,379	3,558
Communications and office supplies	2,751	2,744
Commissions and floor brokerage	829	751
Other operating expenses	5,578	3,494
Total operating expenses	42,929	38,427

Income before income taxes	1,275	3,860

Provision for income taxes	481	1,399

Net income	$ 794	$ 2,461

Net income per share:
Basic	$ 0.11	$ 0.35
Diluted	$ 0.10	$ 0.32
Dividends declared per share	$ 0.03	$ 0.03
Average common equivalent shares outstanding:
Basic	7,176	7,015
Diluted	8,034	7,610

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)
Six Months Ended June 30,
	2001	2000
REVENUES
Commissions	$ 38,973	$ 45,375
Principal transactions	15,812	15,490
Investment banking	15,883	7,635
Interest	12,510	16,971
Other	12,958	14,688
Revenues	96,136	100,159
Interest expense	7,084	10,035
Net revenues	89,052	90,124

EXPENSES
Employee compensation and benefits	59,772	59,997
Occupancy and equipment rental	8,526	7,022
Communications and office supplies	5,680	5,240
Commissions and floor brokerage	1,784	1,746
Other operating expenses	9,381	7,173
Total operating expenses	85,143	81,178

Income before income taxes	3,909	8,946

Provision for income taxes	1,541	3,205

Net income	$ 2,368	$ 5,741

Net income per share:
Basic	$ 0.33	$ 0.82
Diluted	$ 0.30	$ 0.76
Dividends declared per share	$ 0.06	$ 0.06
Average common equivalent shares outstanding:
Basic	7,165	6,974
Diluted	8,012	7,563

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)

Six Months Ended

	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,368	$ 5,741
Noncash and nonoperating items included in earnings:
Depreciation and amortization	2,051	1,558
Bonus notes amortization	2,487	1,083
Realized & unrealized (gain)/losses	1,023	(296)
Deferred items	1,112	1,082
Amortization of restricted stock awards, units, and stock benefits	858	736
	9,899	9,904
Decrease (increase) in assets:
Operating receivables	3,027	(49,759)
Cash segregated for the exclusive benefit of customers	(2)	(3)
Securities owned	(23,070)	(1,120)
Notes receivable from officers and employees	(7,451)	(3,208)
Other assets	(1,691)	(920)
Increase (decrease) in liabilities:
Operating payables	9,906	30,282
Securities sold, but not yet purchased	(1,504)	1,347
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(19,360)	(8,094)
Cash Flows From Operating Activities	(30,246)	(21,571)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Cash received in acquisition of subsidiary	- -	2,927
Sale of investments	344	463
Payments for:
Acquisition of office equipment and leasehold improvements	(3,201)	(2,259)
Acquisition of investments	(170)	(2,433)
Cash Flows From Investing Activities	(3,027)	(1,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	31,775	22,785
Proceeds from:
Issuance of stock	1,610	1,477
Payments for:
Settlements of long-term debt	- -	(370)
Purchase of stock for treasury	(290)	(1,260)
Repayment of notes assumed in acquisition of subsidiary	- -	(1,500)
Principal payments under capital lease obligation	(419)	(289)
Cash dividends	(462)	(450)
Cash Flows From Financing Activities	32,214	20,393
(Decrease) increase in cash and cash equivalents	(1,059)	(2,480)
Cash and cash equivalents -beginning of period	14,589	16,861
Cash and Cash Equivalents -end of period	$ 13,530	$ 14,381
Supplemental disclosure of cash flow information:
Income tax payments	$ 2,793	$ 1,676
Interest payments	$ 7,260	$ 9,739
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 94	$ 86
Acquisition of Hanifen, Imhoff Inc.	$ - -	$ 4,746
Restricted stock awards and stock units, net of forfeitures	$ 746	$ 2,549
Deferred compensation converted to subordinated borrowings	$ 2,629	$ - -

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Where appropriate, prior year's financial information has been reclassified to conform to the current year presentation.

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

At June 30, 2001, SN & Co. had net capital of $31,432,440, which was 8.77% of its aggregate debit items, and $24,260,906 in excess of the minimum required net capital.

NOTE C - FINANCIAL INSTRUMENTS

The Company receives collateral in connection with securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At June 30, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $434,480,000 and the fair value of the collateral that had been sold or repledged was $325,715,000.

NOTE D -SEGMENT REPORTING

The Company's reportable segments include private client, equity capital markets, fixed income capital markets and other. Prior years' financial information has been reclassified to conform with the current year presentation. The private client segment includes 72 branch offices and 120 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. Investment advisory fees, clearing income and venture capital activities are included in Other.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended June 30,	2001	2000
Net Revenues
Private Client	$ 31,879	$ 31,961
Equity Capital Markets	5,290	4,492
Fixed Income Capital Markets	5,351	2,610
Other	1,684	3,224
Total Net Revenues	$ 44,204	$ 42,287
Operating Contribution
Private Client	$ 3,634	$ 6,368
Equity Capital Markets	335	173
Fixed Income Capital Markets	1,972	8
Other	(1,002)	(367)
Total Operating Contribution	4,939	6,182
Unallocated Overhead	(3,664)	(2,322)
Pre-Tax Income	$ 1,275	$ 3,860
Six Months Ended June 30,	2001	2000
Net Revenues
Private Client	$ 64,247	$ 70,198
Equity Capital Markets	11,088	8,374
Fixed Income Capital Markets	10,051	4,427
Other	3,666	7,125
Total Net Revenues	$ 89,052	$ 90,124
Operating Contribution
Private Client	$ 7,607	$ 14,474
Equity Capital Markets	1,572	175
Fixed Income Capital Markets	3,385	(185)
Other	(1,681)	361
Total Operating Contribution	10,883	14,825
Unallocated Overhead	(6,974)	(5,879)
Pre-Tax Income	$ 3,909	$ 8,946

The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE E -EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted earnings per share calculation for the three and six months ended June 30, are as follows (in thousands, except per share amounts):

Three Months Ended June 30,	2001	2000
Income Available to Common Stockholders
Net Income	$ 794	$ 2,461

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,176	7,015
Potential Common Shares From Employee Benefit Plans	858	595
Diluted Weighted Average Shares Outstanding	8,034	7,610

Basic Earnings Per Share	$ 0.11	$ 0.35
Diluted Earnings Per Share	$ 0.10	$ 0.32

Six Months Ended June 30,	2001	2000
Income Available to Common Stockholders
Net Income	$ 2,368	$ 5,741

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,165	6,974
Potential Common Shares From Employee Benefit Plans	847	589
Diluted Weighted Average Shares Outstanding	8,012	7,563

Basic Earnings Per Share	$ 0.33	$ 0.82
Diluted Earnings Per Share	$ 0.30	$ 0.76

NOTE F - SUBSEQUENT EVENTS

On July 25, 2001, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on August 23, 2001 to stockholders of record as of the close of business on August 9, 2001.

At the April 25, 2001 Annual Meeting, stockholders approved the proposal to increase the total number of authorized shares of stock from 13,000,000 to 33,000,000 and to increase the authorized number of shares of Common Stock from 10,000,000 to 30,000,000.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard replaces SFAS No. 125 of the same name and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for the disclosures regarding securitization transactions and collateral. The remaining provisions of SFAS No. 140 were adopted in the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities and did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combination initiated after June 30, 2001.

SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and six-month periods ended June 30, 2001 were approximately $62,000 and $123,000, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

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

Business Environment

Investor confidence in the stock market continued to erode as indicated by the volatility in the major market indices, particularly the technology stock based NASDAQ composite. The NASDAQ composite began 2001 at 2273, down 43% from the previous year start of 3990, and dropped to the current year low of 1620 on April 4,2001 and by June 30,2001 had returned to 2161. Another major index, the Dow Jones Industrial Average, showed a similar trend beginning the year at 10788 and falling to a low of 9389 in March, rebounding to 11301 in May and closing the first half at 10502. As a result the Company's average trading volume in listed and over the counter equity products declined 9% and 16%, respectively, in the first half of 2001.

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three and six months ended June 2001 as compared to June 2000

Three Months Ended // Six Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ (1,317)	(7)%	$ (6,402)	(14)%
Principal transactions	2,511	40%	322	2%
Investment banking	2,286	43%	8,248	108%
Interest	(3,202)	(35)%	(4,461)	(26)%
Other	(571)	(8)%	(1,730)	(12)%
Revenues	(293)	(7)%	(4,023)	(4)%
Interest Expenses	(2,210)	(39)%	(2,951)	(29)%
Net Revenues	1,917	(5)%	(1,072)	(1)%

EXPENSES:
Employee compensation and benefits	1,512	5%	(225)	(1)%
Occupancy and equipment rental	821	23%	1,504	21%
Communications and office supplies	7	1%	440	8%
Commissions and floor brokerage	78	10%	38	2%
Other operating expenses	2,084	60%	2,208	31%
	4,502	12%	3,965	5%

Six months ended June 2001 as compared to six months ended June 2000

The Company recorded net earnings of $2.4 million or $0.30 per diluted share on total revenues of $96.1 million for the six months ended June 30, 2001 compared to net earnings of $5.7 million or $0.76 per diluted share on total revenues of $100.2 million for the same period one year earlier.

Total revenues decreased $4.0 million (4%) resulting from decreases in commissions, interest revenues and other revenues which decreased $6.4 million (14%), $4.5 million (26%), and $1.7 million (12%) respectively, offset by an increase in principal transactions and investment banking of $322,000 (2%), and $8.2 million (108%).

Revenues from commissions on sales of over-the-counter, listed equities, insurance and mutual funds decreased principally due to declining markets conditions referred to above.

Interest revenues declined as a result of decreased average borrowings by customers, and decreased stock borrow activities.

Other revenues decreased principally due to current year write downs of approximately $1,021,000 of the Company's investment portfolio offset by receipt of death benefit proceeds of $520,000 from an insurance policy compared to an approximate $499,000 unrealized gain recorded in the investment portfolio and receipt of $550,000 in death benefit proceeds from an insurance policy in the prior year first half.

Investment banking revenues increased principally due to an increase in corporate finance revenue of $2.6 million (60%) and an increase in municipal finance revenue of $4.3 million (164%). The Company lead managed ten equity offerings and completed two private placements during the first half of 2001. Bond market activity improved coincidental to the addition of a new public finance office opened in Brookfield, Wisconsin, in mid-year 2000.

Total expenses increased $1.0 million (1%) for the first half of 2001 compared to the same period one year earlier. Decreases in employee compensation and benefits, and interest expense, were offset by increases in commission and floor brokerage, communications and office supplies, occupancy and equipment rental, and other operating expenses. Despite the poor market conditions the Company continued its expansion of its Private Client Group. Since June 30, 2000, the Company opened 14 Private Client branch offices, and recruited 136 investment executives and 26 independent contractors for net increases of 14%, 15% and 4% over the prior year first half.

Employee compensation and benefits, a significant portion of the Company's total expense, decreased $225,000 (1%) in the first six months of 2001 compared to the prior year first half. The decrease in the variable component of compensation of $2.2 million (5%) declined with the decreases in revenues and profitability. The offsetting increase in fixed compensation of $2.0 million (12.8%) resulted from the Company's expansion activities.

Communication and office supplies and occupancy and equipment rental increased $440,000 (8%) and $1.5 million (21%), respectively over the prior year first half due to the company's expansion activities

Interest expense decreased $2.9 million (29%) due to decreased borrowings by the Company to finance customer margin.

Other operating expenses increased $2.2 million (31%) over the prior year first half due to the Company's expansion activities and approximately $1.3 million in legal related expenses incurred in the second quarter of 2001 primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

Three months ended June 2001 as compared to three months ended June 2000

The Company recorded net earnings of $794,000 or $0.10 per diluted share on total revenues of $47.6 million for the second quarter ended June 30, 2001 compared to net earnings of $2.5 million or $0.32 per diluted share on total revenues of $47.9 million for the same period one year earlier.

Principal transactions increased $2.5 million (40%) in the second quarter due principally to an increase in sales of fixed income products as investors sought alternatives to equity products and the opening of two additional trading desks for tax exempt fixed income products.

Other revenues decreased $571,000 (8%) due to the write down in the Company's investment portfolio in the current year of approximately $576,000.

Employee compensation and benefits increased $1.5 million (5%) principally due to increased variable compensation resulting from increased commissions on principal transactions and increased salaries resulting from the company's expansion efforts offset by decreased profitability and production bonuses.

The explanation of revenue and expense fluctuations for the remaining categories presented for the six month period are generally applicable to the three month operations

Liquidity and Capital Resources

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

During the first six months of 2001, the Company repurchased 24,349 shares, using existing board authorizations, at an average price of $11.89 per share, to meet obligations under the Company's employee benefit plans.

Management believes the funds from operations, available informal short-term credit arrangements, and long-term borrowings, at June 30, 2001, will provide sufficient resources to meet the present and anticipated financing needs.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At June 30, 2001, Stifel, Nicolaus had net capital of approximately $31.4 million which exceeded the minimum net capital requirements by approximately $24.3 million.

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard replaces SFAS No. 125 of the same name and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for the disclosures regarding securitization transactions and collateral. The remaining provisions of SFAS No. 140 were adopted in the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities and did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combination initiated after June 30, 2001.

SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and six-month periods ended June 30, 2001 were approximately $62,000 and $123,000, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

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

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits: See Exhibit Index, hereof.

  Report(s) on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: August 14, 2001	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 14, 2001	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

EXHIBIT INDEX

June 30, 2001

Exhibit Number	Description
3. (a)	Amendment to Restated Certificate of Incorporation of Stifel Financial Corp. filed with the Secretary of State of Delaware on May 31, 2001, filed herewith.
10. (a)	Amendment of Loan Agreement with Western & Southern Life Insurance Company dated February 24, 1999, filed herewith.