Form 10-Q
period 2001-09-30
STIFEL FINANCIAL CORP
filed 2001-11-14
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

Shares of common stock outstanding at October 31, 2001: 7,330,735, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Condition -- September 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations -- Three and Nine Months Ended September 30, 2001 and September 30, 2000	4
Consolidated Statements of Cash Flows-- Nine Months Ended September 30, 2001 and September 30, 2000	5
Notes to Consolidated Financial Statements	6 - 9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 -13
Item 3. Quantitative and Qualitative Disclosure about Market Risk	13

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 6. Exhibit(s) and Report(s) on Form 8-K	13
Signatures	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except par values and share amounts)

Unaudited Audited
	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$ 14,415	$ 14,589
Cash segregated for the exclusive benefit of customers	191	187
Receivable from brokers and dealers	36,777	30,730
Receivable from customers, net of allowance for doubtful receivables of $154 and $104, respectively	271,677	305,478
Securities owned, at fair value	14,326	12,212
Securities owned and pledged, at fair value	17,780	12,548
Investments	30,557	32,478
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $17,510 and $15,085, respectively	10,529	9,689
Goodwill, net of accumulated amortization of $1,130 and $984, respectively	3,804	5,261
Notes receivable from and advances to officers and employees, net of allowance for doubtful receivables from former employees of $459 and $331, respectively	22,192	17,420
Deferred income tax	4,907	3,036
Other assets	15,548	14,221
Total Assets	$443,166	$458,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings	$ 105,450	$ 88,250
Payable to brokers and dealers	134,273	155,522
Payable to customers	30,631	40,484
Securities sold, but not yet purchased, at fair value	12,694	4,355
Drafts payable	14,758	19,034
Accrued employee compensation	12,119	19,500
Obligations under capital leases	1,169	1,771
Accounts payable and accrued expenses	17,602	20,620
Long-term debt	10,000	10,000
Other	24,598	24,598
Total Liabilities	363,294	384,134
Subordinated Debt	2,629	- -
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 7,675,781 and 7,525,971 shares, respectively	1,152	1,129
Additional paid-in capital	49,008	45,920
Retained earnings	32,983	32,827
	83,143	79,876
Less:
Treasury stock, at cost, 335,895 and 297,879 shares, respectively	3,395	2,938
Unamortized expense of restricted stock awards	56	155
Unearned employee stock ownership plan shares, at cost, 191,139 and 203,337 shares, respectively	2,449	2,605
Total Stockholders' Equity	77,243	74,178
Total Liabilities and Stockholders' Equity	$443,166	$458,312

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES
Commissions	$ 16,441	$ 20,114	$ 55,415	$ 65,489
Principal transactions	6,884	7,033	22,696	22,523
Investment banking	10,995	4,774	26,879	12,409
Interest	5,158	9,381	17,120	26,352
Other	7,079	7,352	20,584	22,040
Revenues	46,557	48,654	142,694	148,813
Interest expense	2,947	5,278	10,031	15,312
Net revenues	43,610	43,376	132,663	133,501

EXPENSES
Employee compensation and benefits	30,077	27,823	89,849	87,821
Occupancy and equipment rental	4,531	3,781	13,058	10,803
Communications and office supplies	2,585	2,744	8,265	7,984
Commissions and floor brokerage	994	801	2,778	2,547
Other operating expenses	7,946	4,375	17,326	11,548
Total operating expenses	46,133	39,524	131,276	120,703
Income (loss) before income taxes	(2,523)	3,852	1,387	12,798

Provision (benefit) for income taxes	(995)	1,538	547	4,742

Net income (loss)	$ (1,528)	$ 2,314	$ 840	$ 8,056

Earnings (Loss) per share:
Basic	$ (0.21)	$ 0.33	$ 0.12	$ 1.15
Diluted	$ (0.21)	$ 0.30	$ 0.10	$ 1.06
Dividends declared per share	$ 0.03	$ 0.03	$ 0.09	$ 0.09
Average common equivalent Shares outstanding:
Basic	7,175	7,050	7,168	6,999
Diluted	7,175	7,718	8,030	7,612

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)

Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 840	$ 8,056
Noncash and nonoperating items included in earnings:
Depreciation and amortization	3,107	2,411
Bonus notes amortization	3,961	1,877
Realized & unrealized (gain)/losses	1,357	(297)
Deferred items	84	54
Amortization of restricted stock awards, units,and stock benefits	1,329	1,157
	10,678	13,258
Decrease (increase) in assets:
Operating receivables	27,754	(43,262)
Cash segregated for the exclusive benefit of customers	(4)	(5)
Securities owned	(7,346)	(1,113)
Notes receivable from officers and employees	(8,733)	(8,066)
Other assets	(1,031)	(2,417)
Increase (decrease) in liabilities:
Operating payables	(31,102)	17,351
Securities sold, but not yet purchased	8,339	1,612
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(12,043)	(5,301)
Cash Flows From Operating Activities	(13,488)	(27,943)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Cash received in acquisition of subsidiary	- -	2,927
Sale of investments	344	465
Payments for:
Acquisition of office equipment and leasehold improvements	(3,768)	(3,225)
Acquisition of investments	(170)	(5,115)
Cash Flows From Investing Activities	(3,594)	(4,948)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	17,200	33,035
Proceeds from:
Issuance of stock	1,737	1,567
Payments for:
Settlements of long-term debt	- -	(370)
Purchase of stock for treasury	(743)	(1,475)
Repayment of notes assumed in acquisition of subsidiary	- -	(1,500)
Principal payments under capital lease obligation	(602)	(429)
Cash dividends	(684)	(676)
Cash Flows From Financing Activities	16,908	30,152
Decrease in cash and cash equivalents	(174)	(2,739)
Cash and cash equivalents -beginning of period	14,589	16,861
Cash and Cash Equivalents -end of period	$ 14,415	$ 14,122
Supplemental disclosure of cash flow information:
Income tax payments	$ 2,896	$ 2,596
Interest payments	$ 10,817	$ 15,109
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 145	$ 129
Acquisition of Hanifen, Imhoff Inc.	- -	$ 4,746
Restricted stock awards and stock units, net of forfeitures	$ 2,439	$ 4,227
Deferred Compensation converted to subordinated borrowings	$ 2,629	$ - -

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

At September 30, 2001, SN & Co. had net capital of $36,811,051, which was 11.44% of its aggregate debit items, and $30,378,254 in excess of the minimum required net capital.

NOTE C - FINANCIAL INSTRUMENTS

The Company receives collateral in connection with securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At September 30, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $364,868,000 and the fair value of the collateral that had been sold or repledged was $278,534,000.

NOTE D -SEGMENT REPORTING

The Company's reportable segments include private client, equity capital markets, fixed income capital markets and other. Prior years' financial information has been reclassified to conform with the current year presentation. The private client segment includes 72 branch offices and 132 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The equity capital markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the private client segment), mergers and acquisitions, institutional sales, trading, research, and market making. Fixed income capital markets segment includes public finance, institutional sales, and competitive underwriting and trading. Investment advisory fees, clearing income and venture capital activities are included in other.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended September 30,			Nine Months Ended September 30,
2001	2000	2001		2000
Net Revenues
Private Client	$ 30,829	$ 32,761	$ 95,072	$ 102,959
Equity Capital Markets	7,283	4,199	18,371	12,572
Fixed Income Capital Markets	4,004	2,760	14,055	7,188
Other	1,494	3,656	5,165	10,782
Total Net Revenues	$ 43,610	$ 43,376	$ 132,663	$ 133,501
Operating Contribution
Private Client	$ 3,336	$ 6,070	$ 11,348	$ 21,008
Equity Capital Markets	1,232	144	2,804	319
Fixed Income Capital Markets	728	247	4,113	62
Other/ unallocated overhead	(7,819)	(2,609)	(16,878)	(8,591)
Pre-Tax Income (Loss)	$ (2,523)	$ 3,852	$ 1,387	$ 12,798

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

The components of the basic and diluted earnings per share calculation for the three and nine months ended September 30, are as follows (in thousands, except per share amounts):

Three Months Ended September 30,			Nine Months Ended September 30,
2001	2000	2001		2000
Income Available to Common Stockholders
Net Income (Loss)	$(1,528)	$ 2,314	$ 840	$ 8,056

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,175	7,050	7,168	6,999
Potential Common Shares From Employee Benefit Plans	868	668	862	613
Diluted Weighted Average Shares Outstanding	7,175 (1)	7,718	8,030	7,612

Basic Earnings (Loss) Per Share	$ (0.21)	$ 0.33	$ 0.12	$ 1.15
Diluted Earnings (Loss) Per Share	$(0.21)	$ 0.30	$ 0.10	$ 1.06

(1) Potential Common Shares are anti-dilutive

NOTE F - SUBSEQUENT EVENTS

On October 24, 2001, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on November 22, 2001 to stockholders of record as of the close of business on November 8, 2001.

On November 1, 2001, the District Court of Oklahoma County in the State of Oklahoma issued a decision in the "State of Oklahoma, ex rel. Gary Piper; and Gary Piper, for himself and for all other taxpayers of the City of Oklahoma City v. Robert M. Cochran; Stifel, Nicolaus & Company, Incorporated; Dillon, Read & Co Inc.; Leo Oppenheim & Co. Inc.; A. G. Edwards & Sons, Inc.; and The City of Oklahoma City", filed by an individual taxpayer pursuant to the State of Oklahoma Qui Tam statutes, which found that the Company breached its underwriting agreement and duty owed to the city of Oklahoma City, Oklahoma in a 1993 refunding bond issue in connection with receipt of a markup on government securities sold to the City to establish the refunding escrow. Treble damages, as required by Oklahoma's statutes, were awarded the plaintiff. The Company has included in the results of operations, for the period ending September 30, 2001, a pretax charge of approximately $3.4 million or $0.26 per diluted share for this and related Oklahoma matters in excess of amounts previously provided (See Part II. Item 1. Legal Proceedings).

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard replaces SFAS No. 125 of the same name and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for the disclosures regarding securitization transactions and collateral. The remaining provisions of SFAS No. 140 were adopted in the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities and did not have a material impact on the Company's consolidated financial statements.

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

SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and nine-month periods ended September 30, 2001 were approximately $23,000 and $146,000, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

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

Business Environment

The tragic events of September 11 and the subsequent four-day closure of the major markets compounded already difficult market conditions experienced industrywide. Major market indices, principally the NASDAQ composite and the Dow Jones Industrial Average ("DJIA"), key indicators of investor confidence in the market have declined significantly. The NASDAQ composite began 2001 at 2470, down 40% from the previous year start of 4069, and dropped to the current year low of 1423 on September 21, 2001 and closed September 28, 2001 at 1499, a 39% drop from the January 2001 opening. The DJIA showed a similar trend beginning the year at 10788 and falling to a low of 8236 on September 21, 2001 and closed September 28, 2001 at 8848, a 18% drop from the January 2001 opening. As a result the Company's average trading volume in listed and over the counter equity products declined 7% and 24%, respectively, in the first nine months of 2001.

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three and nine months ended September 2001 as compared to September 2000

Three Months Ended	Nine Months Ended

Increase (Decrease) (Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ (3,673)	(18)%	$ (10,074)	(15)%
Principal transactions	(149)	(2)%	173	1%
Investment banking	6,221	130%	14,470	117%
Interest	(4,223)	(45)%	(9,232)	(35)%
Other	(273)	(4)%	(1,456)	(7)%
Revenues	(2,097)	(4)%	(6,119)	(4)%
Interest Expenses	(2,331)	(44)%	(5,281)	(34)%
Net Revenues	$ 234	1%	$ (838)	(1)%

EXPENSES:
Employee compensation and benefits	$2,254	8%	$2,028	2%
Occupancy and equipment rental	750	20%	2,255	21%
Communications and office supplies	(159)	(6)%	281	4%
Commissions and floor brokerage	193	24%	231	9%
Other operating expenses	3,571	82%	5,778	50%
Total Operating Expenses	$6,609	17%	$10,573	9%

Nine months ended September 2001 as compared to nine months ended September 2000

The Company recorded net earnings of $840,000 or $0.10 per diluted share on total revenues of $142.7 million for the nine months ended September 30, 2001 compared to net earnings of $8.1 million or $1.06 per diluted share on total revenues of $148.9 million for the same period one year earlier.

Total revenues decreased $6.1 million (4%) resulting from decreases in commissions, interest revenues and other revenues which decreased $10.1 million (15%), $9.2 million (35%), and $1.5 million (7%) respectively, offset by an increase in principal transactions and investment banking of $173,000 (1%), and $14.5 million (117%).

Revenues from commissions on sales of over-the-counter, insurance and mutual funds decreased principally due to declining markets conditions referred to above.

Interest revenues declined principally as a result of decreased average borrowings by customers.

Other revenues decreased $1.5 million principally due to current year write downs of the Company's investment portfolio of approximately $1.6 million, decreases in investment advisory fees of $360,000 resulting from decreased customer portfolio valuations, and a decrease of other income of $530,000 resulting primarily from life insurance proceeds of $220,000 and litigation proceeds of $250,000 received in the first nine months of 2000. These decreases were offset by an approximate $1.3 million increase in money market account fees.

Investment banking revenues increased principally due to an increase in corporate finance revenue of $7.8 million (115%) and an increase in municipal finance revenue of $5.6 million (137%). The Company lead managed fourteen equity offerings, principally for financial institutions, and completed two private placements during the first nine months of 2001 combined with increased advisory fee income. Municipal Finance revenue increased as a result of improved bond market activity concurrent with the addition of a new public finance office opened in Brookfield, Wisconsin, in mid-year 2000.

Despite the poor market conditions mentioned above, the Company continued its expansion of its Private Client Group which contributed to the increases in all operating expense categories except interest. Total expenses increased $5.3 million (4%) for the first nine months of 2001 compared to the same period one year earlier. Since September 30, 2000, the Company opened 10 Private Client branch offices, and recruited 127 investment executives and 23 independent contractors resulting in a 8% net increase in Private Client branch offices, and a 9% net increase in investment executives and independent contractors compared to the same period one year earlier.

Employee compensation and benefits, a significant portion of the Company's total expense, increased $2.0 million (2%) resulting from increases in fixed salaries, employee benefits and incentive based compensation. Fixed salaries and employee benefits increased $2.3 million (11%), and $573,000 (24%), respectively, as a result of the company's expansion efforts and an increase in the cost of health care coverage. Investment executive compensation, a major variable component of employee compensation decreased $1.2 million (2%) resulting from a decrease in compensation for production of $3.8 million (9%) due to poor market conditions referred to above offset by an increase in transition amounts paid of $2.2 million (55%) in connection with the company's expansion.

Interest expense decreased $5.3 million (34%) due to decreased borrowings by the Company to finance customer margin.

Other operating expenses increased $5.8 million (50%) over the prior year first nine months due to the Company's expansion activities and approximately $1.3 million in legal related expenses incurred in the second quarter of 2001 and $3.4 million in the third quarter of 2001 (see Note F) primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

Three months ended September 2001 as compared to three months ended September 2000

The Company recorded a net loss of $1.5 million or $0.21 per share on total revenues of $46.6 million for the third quarter ended September 30, 2001 compared to net earnings of $2.3 million or $0.30 per diluted share on total revenues of $48.7 million for the same period one year earlier.

The explanation of revenue and expense fluctuations for all the categories presented for the nine month period are generally applicable to the three month operations.

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

During the first nine months of 2001, the Company repurchased 66,732 shares, using existing board authorizations, at an average price of $11.07 per share, to meet obligations under the Company's employee benefit plans.

Management believes the funds from operations, available informal short-term credit arrangements, and long-term borrowings, at September 30, 2001, will provide sufficient resources to meet the present and anticipated financing needs.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At September 30, 2001, Stifel, Nicolaus had net capital of approximately $36.8 million which exceeded the minimum net capital requirements by approximately $30.4 million.

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard replaces SFAS No. 125 of the same name and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for the disclosures regarding securitization transactions and collateral. The remaining provisions of SFAS No. 140 were adopted in the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities and did not have a material impact on the Company's consolidated financial statements.

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

SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and nine-month periods ended September 30, 2001 were approximately $23,000 and $146,000, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2001, the District Court of Oklahoma County in the State of Oklahoma issued a decision in the "State of Oklahoma, ex rel. Gary Piper; and Gary Piper, for himself and for all other taxpayers of the City of Oklahoma City v. Robert M. Cochran; Stifel, Nicolaus & Company, Incorporated; Dillon, Read & Co Inc.; Leo Oppenheim & Co. Inc.; A. G. Edwards & Sons, Inc.; and The City of Oklahoma City", filed by an individual taxpayer pursuant to the State of Oklahoma Qui Tam statutes, which found that the Company breached its underwriting agreement and duty owed to the city of Oklahoma City, Oklahoma in a 1993 refunding bond issue in connection with receipt of a markup on government securities sold to the City to establish the refunding escrow. Treble damages, as required by Oklahoma's statutes, were awarded the plaintiff.

A similar case is pending in the District Court of Oklahoma County in the State of Oklahoma, "State of Oklahoma, ex rel. Gary Piper; and Gary Piper, for himself and for all other taxpayers of Oklahoma City v. Stifel, Nicolaus & Company, Incorporated; Robert M. Cochran; Chris Cochran; Bayerische Landesbank Girozentrale, a foreign banking institution; Boatmen's First National Bank of Oklahoma; and Oklahoma Water Resources Board, an agency of the State of Oklahoma." No trial date has been set.

The Company has included in the results of operations, for the period ending September 30, 2001, a pretax charge of approximately $3.4 million or $0.26 per diluted share for these Oklahoma matters in excess of amounts previously provided.

There have been no other material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Such information is hereby incorporated by reference.

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits: None.

  Report(s) on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 14, 2001	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 14, 2001	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)