Form 10-K405
period 2001-12-31
STIFEL FINANCIAL CORP
filed 2002-03-27
CIK 720672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

Commission file number 1-9305

                             STIFEL FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   43-1273600
---------------------------------------     ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        501 North Broadway
        St. Louis, Missouri                              63102-2102
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      314-342-2000
                                                    ----------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
         Title of Each Class                        On Which Registered
----------------------------------------    ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at March 13, 2002, was $71,657,078.

Shares of Common Stock outstanding at March 13, 2002: 7,367,885 shares, par value $.15 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held May 9, 2002, are incorporated by reference in Part III hereof. Exhibit Index located on pages 54 and 55.

                                     PART I

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

     This Form 10-K and the information incorporated by reference in this Form 10-K contain certain forward-looking statements that are based upon our current expectations and projections about current events. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements from our use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include statements relating to:

     - our goals, intentions and expectations;

     - our business plans and growth strategies; and

     - estimates of our risks and future costs and benefits.

     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, changes in general economic and business conditions and the risks and other factors set forth in this Form 10-K.

     Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. You should not place undue reliance on any forward-looking statements, which speak only as of the date they were made. We will not update these forward-looking statements, even though our situation may change in the future, unless we are obligated to do so under federal securities laws. We qualify all of our forward-looking statements by these cautionary statements.

                    RISK FACTORS RELATED TO STIFEL FINANCIAL

WE ARE DIRECTLY AFFECTED BY FLUCTUATIONS IN THE TRADING VOLUME AND PRICE LEVELS OF SECURITIES, NATIONAL AND INTERNATIONAL ECONOMIC AND POLITICAL CONDITIONS, AND BROAD TRENDS IN BUSINESS AND FINANCE.

As a brokerage and investment banking firm, our business depends heavily on conditions in the financial markets and on economic conditions generally, both domestically and abroad. Many factors outside our control may directly affect the securities business, in many cases in an adverse manner. These include:

-    Economic and political conditions;

-    Broad trends in business and finance;

- Legislation and regulation affecting the national and international business and financial communities;

-    Currency values;

-    Inflation;

-    Market conditions;

-    The availability and cost of short-term or long-term funding and capital;

- The credit capacity or perceived credit worthiness of the securities industry in the market place; and

-    The level and volatility of interest rates.

A DOWNTURN IN THE U.S. SECURITIES MARKET COULD ADVERSELY AFFECT OUR BUSINESS IN MANY WAYS.

Over the past several years, the stock markets in the United States achieved record or near record levels, generating substantial revenue for firms in the securities industry. However, this favorable business environment began to erode in early 2000, as all major stock indices declined and volatility increased during 2001. This volatility decreased transaction volumes industry-wide, and many brokerage and investment banking firms experienced a significant slowdown in business in 2001. In particular, we experienced a significant reduction in revenues from our Private Client Group. Continued volatility or instability in the financial markets could significantly harm our business for many reasons, including those described on the following page.

     BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM COMMISSIONS, MARGIN INTEREST REVENUE, PRINCIPAL TRANSACTIONS, AND INVESTMENT BANKING FEES, A DECLINE IN STOCK PRICES, TRADING VOLUMES, OR LIQUIDITY COULD SIGNIFICANTLY HARM OUR PROFITABILITY IN THE FOLLOWING WAYS:

     -    The volume of trades we would execute for our clients may decrease;

     - Our customer margin balances may decrease which would result in lower net interest income;

     - The number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

     - The value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline. In particular, a sizable portion of our inventory is comprised of fixed-income securities which are sensitive to interest rates. As interest rates rise or fall, there is a corresponding increase or decrease in the value of our assets;

     - The value of the securities we hold as investments acquired directly through our subsidiaries may decline. In particular, those investments in venture capital and start-up type companies, which by their nature are subject to a high degree of volatility, may be susceptible to significant fluctuations;

     - Because our Equity Capital Markets business is significantly concentrated in the financial services sector, our financial results may be adversely affected if future legislative, regulatory, or other developments in the banking industry cause a decline in the number of public offerings, private placements, and other capital raising efforts, including the issuance of trust preferred securities, by financial institutions, or if there is a significant slowdown in financial institution mergers and acquisition activity; and

     - Our financial results may be adversely affected by the fixed amortization costs incurred by us in connection with the upfront loans we offer to investment executives.

     TO THE EXTENT OUR CLIENTS, OR COUNTERPARTIES IN TRANSACTIONS WITH US, ARE MORE LIKELY TO SUFFER FINANCIAL SETBACKS IN A VOLATILE STOCK MARKET ENVIRONMENT, OUR RISK OF LOSS DURING THESE PERIODS WOULD INCREASE.

     Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. Also, we often permit our clients to purchase securities on margin or, in other words, to borrow a portion of the purchase price from us and collateralize the loan with a set percentage of the securities. During steep declines in securities prices, the value of the collateral securing margin purchases may drop below the amount of the purchaser's indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. In addition, particularly during market downturns, we may face additional expense defending or pursuing claims or litigation related to counterparty or client defaults.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY.

Our business will suffer if we do not compete successfully. All aspects of our business and of the securities industry in general are intensely competitive. We expect competition to continue and intensify in the future.

     BECAUSE MANY OF OUR COMPETITORS HAVE GREATER RESOURCES AND OFFER MORE SERVICES THAN WE DO, INCREASED COMPETITION COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR PROFITABILITY.

     We compete directly with national and regional full-service broker-dealers and investment banking firms and, to a lesser extent, with discount brokers and dealers, investment advisors, and commercial banks. We also compete indirectly for investment assets with insurance companies, hedge funds, and others.

     Although we believe we have competitive advantages, such as the qualifications and experience of our professional staff, our reputation in the marketplace, and our existing client relationships, a number of our competitors have significantly greater capital and financial resources than we do. The financial services industry has recently undergone significant consolidation, which has further concentrated equity capital and other financial resources in the industry and further increased competition. Many of our competitors use their significantly greater financial capital and scope of operations to offer their customers more products and services, broader research capabilities, access to international markets, and other products and services not currently offered by us. These and other competitive pressures may adversely affect our competitive position and, as a result, our operations and financial condition.

     WE FACE COMPETITION FROM NEW ENTRANTS INTO THE MARKET AND INCREASED USE OF ALTERNATIVE SALES CHANNELS BY OTHER FIRMS.

     Domestic commercial banks and investment banking boutique firms have entered the broker-dealer business, and large international banks have begun serving our markets as well. Recently enacted legislative and regulatory initiatives intended to ease restrictions on the sale of securities and underwriting activities by commercial banks are already beginning to increase competition. This increased competition could cause our business to suffer.

     The industry of electronic and/or discount brokerage services is also rapidly developing. Increased competition from firms using new technology to deliver these products and services may materially and adversely affect our operating results and financial position. Competitors offering Internet-based or other electronic brokerage services may have lower costs and offer their customers more attractive pricing and more convenient services than we do. In addition, we anticipate additional competition from underwriters who conduct offerings of securities through electronic distribution channels, bypassing financial intermediaries such as us altogether.

WE ARE SUBJECT TO AN INCREASED RISK OF LEGAL PROCEEDINGS, WHICH MAY RESULT IN SIGNIFICANT LOSSES TO US THAT WE CANNOT RECOVER. CLAIMANTS IN THESE PROCEEDINGS MAY BE CUSTOMERS, EMPLOYEES, OR REGULATORY AGENCIES, AMONG OTHERS, SEEKING DAMAGES FOR MISTAKES, ERRORS, NEGLIGENCE, OR ACTS OF FRAUD BY OUR EMPLOYEES.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by investment executives or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In addition, in our role as underwriter and selling agent we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to fraudulent acts of employees. In addition, our bylaws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. We are now, and in the future may be, the subject of indemnification assertions under these documents by our officers, directors, or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys' fees. The amount of outside attorneys' fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations for any reporting period. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve the litigation.

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. OUR BUSINESS IS A SERVICE BUSINESS THAT DEPENDS HEAVILY ON HIGHLY SKILLED PERSONNEL AND THE RELATIONSHIPS THEY FORM WITH CLIENTS.

Our business, as a service business, relies heavily upon our highly skilled and often highly specialized employees and executive officers. The unexpected loss of services of any of these key employees and executive officers, particularly Ronald J. Kruszewski, our chairman of the board, president and chief executive officer, or the inability to recruit and retain highly qualified personnel in the future, could have an adverse effect on our business and results of operations.

We generally do not enter into written employment agreements with our employees, and employees can stop working with us at any time. Investment executives typically take their clients with them when they leave to work for a competitor of ours. From time to time, in addition to investment executives, we have lost equity research, investment banking, public finance, and institutional sales and trading professionals to our competitors, and some have taken clients away from us.

WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY RETAIN OUR KEY PERSONNEL OR ATTRACT, ASSIMILATE, OR RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, AND OUR FAILURE TO DO SO COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND OPERATING RESULTS.

Competition for personnel within the financial services industry is intense. The cost of retaining skilled professionals in the financial services industry has escalated considerably, as competition for these professionals has intensified. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in an employee's decision to leave us. As competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We are currently subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.

CONTINUED GROWTH MAY STRAIN OUR RESOURCES.

One of our strategies is to grow through the recruitment of investment executives and, to a lesser extent, possible future acquisitions. The growth of our business and expansion of our client base has and will continue to strain our management and administrative resources. It will also require increased investment in management personnel and financial, administrative, and communication systems. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. We cannot assure investors that we will be able to manage or continue to manage our recent or future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition, and operating results.

TERRORIST ATTACKS HAVE CONTRIBUTED TO ECONOMIC INSTABILITY IN THE UNITED STATES; CONTINUED TERRORIST ATTACKS, WAR, OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT INVESTOR CONFIDENCE.

The events of September 11, 2001, in New York City, Washington, D.C., and in the vicinity of Pittsburgh, Pennsylvania and the subsequent four-day closure of the major financial markets in the U.S. exacerbated already difficult conditions in the securities industry and the economy generally. The market has been beset with volatility and uncertainty in light of the impact of the terrorist attacks on the financial markets and the resultant adverse effect on consumer confidence, as well as escalating tensions in the Middle East, recessionary economic conditions, the Federal Reserve Board's interest rate reductions, and the war in Afghanistan. The full impact of these events on the financial markets is not yet known but could include, among other things, increased volatility in the prices of securities, including the preferred securities. We are unable to predict whether the future effects of the terrorist attacks, the ensuing U.S. military and other responsive actions, and the threat of similar future events or responses to such events will result in long-term commercial disruptions or will have a long-term adverse effect on the financial markets, as well as our business, results of operations, or financial condition.

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGE, AND WE MAY HAVE FEWER RESOURCES THAN MANY OF OUR COMPETITORS TO CONTINUE TO INVEST IN TECHNOLOGICAL IMPROVEMENTS.

The brokerage and investment banking industry continues to undergo technological change, with periodic introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables firms to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

WE RELY UPON THIRD PARTIES TO PROVIDE CRITICAL FUNCTIONS.

Our trade processing software is operated by a third-party vendor under an agreement whereby they provide us turn-key maintenance and operation of mainframe computers and servers that operate the software. Likewise, we contract with another vendor affiliated with our trade processing software vendor to operate our market data servers, which constantly broadcast news, quotes, analytics, and other important information to the desktop computers of our investment executives. We contract with other vendors to produce, batch, and mail our confirmations and customer reports. As our business grows, we cannot be assured that the technology and services we require from third parties will be available. A third-party contractor's inability to meet our needs could cause us to be unable to timely and accurately process our clients' transactions or maintain complete and accurate records of such transactions.

WE DEPEND HEAVILY ON OUR COMMUNICATIONS AND INFORMATION SYSTEMS, WHICH ARE VULNERABLE TO SYSTEMS FAILURES.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays in our securities trading activities, which could significantly harm our operating results. We cannot assure you that we will not suffer any of these systems failures or interruptions from power or telecommunication failures, natural disasters, or that our back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

LOCALIZED CONDITIONS IN THE MIDWEST REGION OF THE UNITED STATES, OR TO A LESSER EXTENT THE ROCKY MOUNTAIN REGION, MAY ADVERSELY AFFECT OUR BUSINESS.

Our revenue is derived largely from customers who are and have historically been concentrated in the Midwest region of the United States and, to a lesser extent, the Rocky Mountain region. Because of this concentration, we are dependent on market conditions in these regions. A significant downturn in the economy in any of these regions could materially and adversely affect our underwriting and brokerage businesses located there.

LACK OF SUFFICIENT LIQUIDITY COULD IMPAIR OUR BUSINESS AND FINANCIAL CONDITION.

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our assets, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by our equity capital, client credit balances, short-term bank loans, proceeds from securities lending, long-term notes payable, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. Stifel Nicolaus generates substantially all of our revenue. We rely exclusively on financing activities and distributions from our subsidiaries for funds to pay dividends, implement our business and growth strategies, and repurchase shares. Net capital rules, restrictions under our long-term debt, or the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries may each limit distributions to us from our subsidiaries.

In the event existing internal and external financial resources do not satisfy our needs, we may have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, credit ratings, and credit capacity, as well as our specific financial position. We cannot assure investors that our internal sources of liquidity will prove sufficient, or if they prove insufficient, that we will be able to successfully obtain outside financing on favorable terms, or at all.

WE ARE SUBJECT TO INCREASING GOVERNMENTAL AND ORGANIZATIONAL REGULATION.

Our business, and the securities industry generally, is subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as the New York Stock Exchange and the National Association of Securities Dealers, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping, and the conduct of principals and employees. The extensive regulatory framework applicable to broker-dealers, the purpose of which is to protect customers and the integrity of the securities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our security holders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules, or regulations of any independent, state, or federal regulatory authority could result in a fine, injunction, suspension, or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules, and regulations or the adoption of new statutes, rules, and regulations could require us to alter our methods of operation at costs which could be substantial. In particular, the recent bankruptcy filing by Enron Corporation, and related matters, may increase the level of regulatory and governmental oversight of financial markets and market participants, and the potential effect on us of possible regulatory or legislative initiatives is difficult to predict. Certain of such initiatives include proposals to separate persons or entities providing securities research and analysis from investment banks. The enactment of such a proposal would potentially adversely affect the revenues and profits of investment banks generally, including the Financial Institutions Group of our Equity Capital Markets business segment. In addition, our ability to comply with laws, rules, and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements. Moreover, one of our subsidiaries, Century Securities, gives rise to a higher risk of noncompliance because of the nature of the independent contractor relationships involved.

WE ARE SUBJECT TO NET CAPITAL REQUIREMENTS; FAILURE TO COMPLY WITH THESE RULES WOULD SIGNIFICANTLY HARM OUR BUSINESS.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require broker-dealers to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by the National Association of Securities Dealers, the New York Stock Exchange, and other regulatory bodies, and ultimately may require its liquidation. These rules affect each of our broker-dealer subsidiaries. Failure to comply with the net capital rules could have material and adverse consequences, such as:

- Limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

- Restricting us from withdrawing capital from our subsidiaries, even where our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to pay dividends, implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

OUR RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED OR UNANTICIPATED RISK.

Although we have developed risk management procedures and policies to identify, monitor, and manage risks, we cannot assure investors that our procedures will be fully effective. Our risk management methods may not effectively predict the risks we will face in the future, which may be different in nature or magnitude than past experiences. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters provided by third parties. This information may not be accurate, complete, up-to-date, or properly evaluated, and our risk management procedures may be correspondingly flawed. Management of operational, legal, and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and we cannot assure investors that our policies and procedures will be fully effective.

ITEM 1. BUSINESS

Stifel Financial Corp. ("Financial" or the "Company"), a Delaware corporation and a holding company for Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus") and other subsidiaries, was organized in 1981. Stifel Nicolaus is the successor to a partnership founded in 1890. Unless the context requires otherwise, the term "Company" as used herein means Financial and its subsidiaries.

The Company offers securities-related financial services through its wholly owned operating subsidiaries, Stifel Nicolaus, Century Securities Associates, Inc., and Pin Oak Capital, Ltd. These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 103 locations. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region.

FINANCIAL INFORMATION

The amounts of each of the principal sources of revenue, net income, and total assets of the Company for the years ended December 31, 2001, 2000, and 1999 are contained in Item 6. Selected Financial Data, herein. Financial information for each segment of the Company is contained in Note P of the Consolidated Financial Statements filed herein.

NARRATIVE DESCRIPTION OF BUSINESS

As of February 28, 2002, the Company employed 1,146 individuals. Of these, Stifel Nicolaus employed 1,135 of which 431 were employed as private client investment executives and institutional salespeople. In addition, 153 investment executives were affiliated with Century Securities Associates, Inc. ("CSA") as independent contractors. Through its broker-dealer subsidiaries, the Company provides financial services to approximately 153,000 client accounts. No single client accounts for a material percentage of any segment of the Company's business.

                                 PRIVATE CLIENT

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client segment over the past four years.

STIFEL NICOLAUS PRIVATE CLIENT

Stifel Nicolaus has 74 private client branches located in 15 states, primarily in the Midwest. Its 409 investment executives provide a broad range of services and financial products to their clients. While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes taxable and tax-exempt fixed income products to its private clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock, and unit investment trusts. In addition, Stifel Nicolaus distributes insurance and annuity products and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75% of the purchase price, depending upon the size of the transaction.

CSA PRIVATE CLIENT

CSA has affiliations with 153 independent contractors in 26 branch offices and 106 satellite offices in 31 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

Client securities transactions are effected on either a cash or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. ("NYSE") margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline, which could reduce the value of its collateral below the amount of the customers' indebtedness.

                             EQUITY CAPITAL MARKETS

Equity Capital Markets segment includes corporate finance, research department, syndicate department, over-the-counter equity trading, and institutional sales and trading.

CORPORATE FINANCE

The corporate finance group consists of 21 professionals, located in St. Louis, Cleveland, and Denver, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap companies, primarily financial institutions.

RESEARCH DEPARTMENT

The research department consists of 19 analysts, located in St. Louis, Kansas City, Minneapolis, and Denver, who publish research on 177 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

SYNDICATE DEPARTMENT

The syndicate department coordinates the marketing, distribution, pricing, and stabilization of the Company's lead- and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

OVER-THE-COUNTER EQUITY TRADING

The Company trades as principal in the over-the-counter market. It acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. At February 28, 2002, Stifel Nicolaus made a market in 251 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

INSTITUTIONAL SALES AND TRADING

The institutional equity sales and trading group provides equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus' corporate finance group. At February 28, 2002, the institutional equity sales and trading department had 301 institutional accounts.

                          FIXED INCOME CAPITAL MARKETS

The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading.

PUBLIC FINANCE

Public finance consists of 34 professionals, with offices in St. Louis, Denver, Orlando, Omaha, Wichita, and Brookfield, Wisconsin. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through these offices.

INSTITUTIONAL SALES

Institutional sales is comprised of taxable and tax-exempt sales departments located in St. Louis, Brookfield, and Denver. Stifel Nicolaus buys both tax-exempt and taxable products, primarily municipal bonds, corporate, government agency, and mortgage-backed bonds for its own account, maintains an inventory of these products, and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with approximately 925 accounts at February 28, 2002.

                                 OTHER SEGMENTS

In addition to its private client segment and capital markets segments, Stifel Nicolaus clears transactions for CSA and two other introducing broker-dealers. Revenues and costs associated with clearing these transactions are also included in "other segments."

                                   COMPETITION

The Company competes with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, the Company faces increasing competition from other financial institutions, such as commercial banks, online service providers, and other companies offering financial services. The Financial Modernization Act, signed into law in late 1999, lifted restrictions on banks and insurance companies, permitting them to provide financial services once dominated by securities firms. In addition, recent consolidation in the financial services industry may lead to increased competition from larger, more diversified organizations. Some of these firms generally charge lower commission rates to their customers without offering services such as portfolio valuation, investment recommendations, and research. Trading on the Internet has increased significantly.

Management relies on the expertise acquired in its market area over its 111-year history, its personnel, and its equity capital to operate in the competitive environment.

                                   REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc., the Municipal Securities Rulemaking Board, and the national securities exchanges, such as the NYSE. These self-regulatory organizations ("SROs") adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

As a result of federal and state registration and SRO memberships, broker-dealers are subject to overlapping schemes of regulation which cover all aspects of their securities businesses. Such regulations cover matters including capital requirements; uses and safekeeping of clients' funds; conduct of directors, officers, and employees; recordkeeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; requirements for the registration, underwriting, sale, and distribution of securities; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades, and disclosures to customers.

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs may conduct administrative proceedings, which can result in censures, fines, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

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

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than four percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets, such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel Nicolaus had net capital of approximately $37.6 million at December 31, 2001, which was approximately 12.7% of aggregate debit balances and approximately $31.7 million in excess of required net capital.

ITEM 2. PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters, and operations and CSA's headquarters are located in 96,000 square feet of leased office space in St. Louis, Missouri. The Company's Private Client segment maintains 74 leased offices in 15 states, primarily in the Midwest. The Fixed Income Capital Markets segment resides in seven leased locations. The Equity Capital Markets segment occupies leased space in five locations. Pin Oak, which is included in the "Other" segment, has leased space in New York, New York. The Company's management believes that at the present time the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2001, was approximately $8.2 million. Further information about the lease obligations of the Company is provided in Note D of the Notes to Consolidated Financial Statements filed and incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

See Note H of the Consolidated Financial Statements filed and incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

                                                   POSITIONS OR OFFICES WITH THE
     NAME                               AGE         COMPANY AND STIFEL NICOLAUS
     Ronald J. Kruszewski                43      Chairman of the Board of Directors,
                                               President, and Chief Executive Officer
                                                 of the Company and Stifel Nicolaus

     Scott B. McCuaig               52            Senior Vice President,
                                             President of the Private Client
                                               Group, and Director of the
                                                Company and Stifel Nicolaus

     James M. Zemlyak               42    Senior Vice President, Chief Financial
                                           Officer, and Treasurer of the Company
                                             and Senior Vice President, Chief
                                            Financial Officer, and Director of
                                                      Stifel Nicolaus

     Walter F. Imhoff               70       Senior Vice President of Stifel
                                           Nicolaus and Director of the Company

     Thomas A. Prince               52      Senior Vice President and General
                                            Counsel of the Company and General
                                           Counsel, Senior Vice President, and
                                              Director of Stifel Nicolaus

     George H. Walker III           71      Chairman Emeritus of the Board of
                                                Directors of the Company

     Ronald J. Kruszewski has been President and Chief Executive Officer of the Company and Stifel Nicolaus since September 1997 and Chairman of the Board of Directors of the Company and Stifel Nicolaus since April 2001. Prior thereto, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated, a securities broker-dealer firm, from 1993 to September 1997. Mr. Kruszewski has been a Director of the Company since September 1997.

     Scott B. McCuaig has been Senior Vice President and President of the Private Client Group of the Company and Stifel Nicolaus and a director of Stifel Nicolaus since January 1998. Prior thereto, Mr. McCuaig served as Managing Director, head of marketing, and regional sales manager of Robert W. Baird & Co. Incorporated from June 1988 to January 1998. Mr. McCuaig has been a Director of the Company since April 2001.

     James M. Zemlyak joined Stifel Nicolaus in February 1999. Mr. Zemlyak is Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Senior Vice President, Chief Financial Officer, and a member of the Board of Directors of Stifel Nicolaus. Prior to joining the Company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

     Walter F. Imhoff has served as Senior Vice President of Stifel Nicolaus and a Director of the Company since January 12, 2000. Prior thereto, Mr. Imhoff served as Chairman, President, and Chief Executive Officer of Hanifen, Imhoff Inc., a Colorado-based broker-dealer, from 1979 until it was integrated into the Company on January 12, 2000.

     Thomas A. Prince joined Stifel Nicolaus in August 1999. He became Senior Vice President and General Counsel of the Company and General Counsel, Senior Vice President, and a Director of Stifel Nicolaus in July 2000. Prior thereto, he served as Branch Manager of the Little Rock, Arkansas Private Client Group office of Stifel Nicolaus. Prior to joining Stifel Nicolaus, Mr. Prince was a principal in the law firm of Jack, Lyon & Jones, PA in Little Rock, Arkansas from January 1990 to August 1999.

     George H. Walker III joined Stifel Nicolaus in 1976. Mr. Walker served as Chief Executive Officer of Stifel Nicolaus from December 1978 until October 1992 and served as Chairman of Stifel Nicolaus from July 1982 until April 2001. Mr. Walker served as Chairman of the Board of the Company from 1981 to 1985 and from 1988 until April 2001, when he became Chairman Emeritus, and Mr. Walker served as President and Chief Executive Officer of the Company until October 1992. Mr. Walker is a Director of Western and Southern Life Insurance Company, Laidlaw Corporation, and Macroeconomic Advisers, LLC. Mr. Walker is Chairman of the Advisory Board of the School of Business and Technology, Webster University and is a member of Washington University's National Council for the Olin School of Business. He is also Founder and Chairman of the Steering Committee to bring about "Home Rule" for the City of St. Louis.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

a. MARKET INFORMATION

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock as reported on the NYSE Consolidated Transactions Reporting System for each full quarterly period for the calendar years are as follows:

              ------------------------------------------------------------
                                                              STOCK PRICE
                                                              HIGH - LOW
              ------------------------------------------------------------
              YEAR 2001 BY QUARTER
              ------------------------------------------------------------
              First                                         $14.00 - 10.69
              Second                                         14.00 - 11.40
              Third                                          12.65 - 10.00
              Fourth                                         10.95 - 10.05
              ------------------------------------------------------------
              YEAR 2000 BY QUARTER
              ------------------------------------------------------------
              First                                         $11.69 -  9.50
              Second                                         11.81 -  9.50
              Third                                          13.50 - 10.25
              Fourth                                         14.94 - 11.25
              ------------------------------------------------------------

b. HOLDERS

The approximate number of stockholders of record on March 13, 2002, was 3,400.

c. DIVIDENDS

Dividends paid were as follows:

RECORD                 PAYMENT                  CASH
 DATE                   DATE                  DIVIDEND
2/18/00                 3/3/00                 $0.03
5/16/00                5/30/00                 $0.03
 8/9/00                8/23/00                 $0.03
11/8/00               11/22/00                 $0.03
2/15/01                 3/1/01                 $0.03
5/10/01                5/24/01                 $0.03
 8/9/01                8/23/01                 $0.03
11/8/01               11/22/01                 $0.03


See restrictions related to the payment of dividends in Liquidity and Capital Resources contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and made part hereof.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------------------
                     (In thousands, except per share amounts)              2001        2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------------------------------
REVENUE              Commissions                                       $ 74,146    $ 85,383    $ 68,663    $ 56,729    $ 49,763
                     Principal transactions                              31,010      28,046      24,654      26,465      20,463
                     Investment banking                                  37,068      21,700      11,507      15,763      28,476
                     Interest                                            21,866      35,479      20,525      18,889      21,397
                     Other                                               25,530      27,514      25,844      19,442      15,720
                     -----------------------------------------------------------------------------------------------------------
                     Total revenues                                     189,620     198,122     151,193     137,288     135,819
                     Less: Interest expense                              11,722      20,594      10,097       9,798      12,991
                     -----------------------------------------------------------------------------------------------------------
                     Net revenues                                       177,898     177,528     141,096     127,490     122,828
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST         Employee compensation and benefits                 120,889     117,229      92,819      86,967      81,817
EXPENSES             Communications and office supplies                  10,799      10,879       8,911       8,389       6,914
                     Occupancy and equipment rental                      17,673      15,120      11,819       9,549       8,109
                     Commissions and floor brokerage                      3,899       3,333       2,838       2,804       2,780
                     Other operating expenses                            21,251      16,278      13,736      11,192      13,787
                     -----------------------------------------------------------------------------------------------------------
                     Total non-interest expenses                        174,511     162,839     130,123     118,901     113,407
--------------------------------------------------------------------------------------------------------------------------------
                     Income before income taxes                           3,387      14,689      10,973       8,589       9,421
                     Provision for income taxes                           1,377       5,486       3,808       3,344       3,750
                     -----------------------------------------------------------------------------------------------------------
                     Net income                                        $  2,010    $  9,203    $  7,165    $  5,245    $  5,671
                     ===========================================================================================================
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA       Basic earnings                                    $    .28    $   1.31    $   1.08    $    .77    $   1.01
                     Diluted earnings                                  $    .25    $   1.20    $   1.03    $    .73    $    .88
                     Cash dividends                                    $    .12    $    .12    $    .12    $    .12    $    .12
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF         Total assets                                      $440,559    $458,312    $453,110    $335,005    $315,484
FINANCIAL CONDITION  Long-term obligations (includes capital leases)   $ 11,285    $ 11,771    $ 11,438    $  6,218    $  5,522
AND OTHER DATA       Stockholders' equity                              $ 78,622    $ 74,178    $ 59,059    $ 54,977    $ 50,081
                     Net income as % average equity                        2.58%      13.33%      12.55%       9.69%      13.29%
                     Net income as % total revenues                        1.06%       4.65%       4.74%       3.82%       4.17%
                     Average common shares and share
                       equivalents used in determining
                       earnings per share:
                         Basic                                            7,162       7,007       6,655       6,850       5,591
                         Diluted                                          7,990       7,669       6,940       7,198       7,099
--------------------------------------------------------------------------------------------------------------------------------


See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company", is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States. Although the Company has offices throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region. The Company's principal customers are individual investors, with the remaining client base composed of corporations, municipalities, and institutions.

A significant portion of the Company's revenue is derived from commissions, margin interest revenue, principal transactions, and investment banking fees. Changes in economic conditions, inflation, volatility of securities prices and interest rates, trading volume of securities, demand for investment banking services, political events, and competition from other securities brokerage firms and financial institutions are outside the control of the Company and may negatively impact these sources of revenue. Since a significant portion of the Company's expenses are relatively fixed, results of operations can vary significantly from period to period.

The Company faces increasing competition from other financial institutions, such as commercial banks, online service providers, and other companies offering financial services. The Financial Modernization Act, signed into law in late 1999, lifted restrictions on banks and insurance companies, permitting them to provide financial services once dominated by securities firms. In addition, recent consolidation in the financial services industry may lead to increased competition from larger, more diversified organizations. At present, the Company is unable to predict the extent of these changes and their impact on the Company's results of operations.

The Company's business activities subject the Company to substantial risks of potential liability to customers and to regulatory enforcement proceedings. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their investment executives for fraud, unauthorized trading, suitability, churning, failure to supervise, and breach of fiduciary duty. Underwriters and selling agents may be liable if they make material misstatements or omit material information in prospectuses and other communications regarding underwritten offerings of securities. The Company may be adversely affected by claims of this nature filed against it currently or in the future.

The cost of attracting and retaining skilled professionals in the financial services industry has escalated considerably as competition for these professionals has intensified. Employers in the industry are increasingly offering transition pay in the form of guaranteed contracts, upfront payments, and increased compensation. Since late 1997 the Company has increased the number of its investment executives and institutional salespeople from 269 to 428 as part of its overall growth strategy. In order to attract these investment executives, the Company offered transition pay, principally in the form of upfront loans. These loans are amortized over a five- to ten-year period. During a period of declining markets, the Company may be adversely affected, as these costs remain fixed.

The tragic events of September 11 and the subsequent four-day closure of the major financial markets exacerbated already difficult market conditions experienced industry-wide. The market was beset with volatility and uncertainty as investors reacted to declining consumer confidence, recessionary economic conditions, the Federal Reserve Board's interest rate reductions, escalating tensions in the Middle East, and the war in Afghanistan. Major market indices, principally the technology-laden NASDAQ composite and the Dow Jones Industrial Average ("DJIA"), key indicators of investor confidence in the market, declined significantly. The NASDAQ composite began 2001 at 2470, down 39% from the previous year start of 4069, dropped to a low of 1423 on September 21, 2001, and closed December 31, 2001, at 1950, a 21% drop from the January 2001 opening. The DJIA showed a similar trend, beginning the year at 10788, falling to a low of 8236 on September 21, 2001, and closing December 31, 2001, at 10022, a 7% drop from the January 2001 opening.

The combination of a weak economy, a declining stock market, and the terrorist attacks resulted in an extremely challenging year for the securities industry. Stock issuance volumes declined, reflecting falling stock prices and lack of investor demand. Merger and acquisition volumes dropped dramatically during 2001, reflecting unstable equity market conditions.

During the year, the Federal Reserve Board lowered the Fed funds interest rate 11 times, beginning in January when the rate was 6.5% to the year-end rate of 1.75%. The declining interest rate environment resulted in a reduction in the rates the Company charged to customers for borrowings. Likewise, the interest rates paid by the Company to support customer and firm borrowings declined. The effect was to reduce the Company's net interest margin by $4.7 million (32%). However, the economic and interest rate environment provided favorable conditions for fixed income activities in 2001. These rate cuts, together with a steepening yield curve, created strong demand for domestic debt issuances and refinancings. As a result, fixed income new issue volumes increased significantly during the year.

Despite the uncertainty in the market, the Company continued its expansion efforts, albeit somewhat subdued from the prior years, by opening 7 branch offices, for a total of 73, and increasing the number of investment executives and independent contractors to 577 from 552.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements herein describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the fair value of nonmarketable investments and contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

The Company is a defendant in several lawsuits and arbitrations, which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to the Company on certain of these claims. The Company has, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the total cost of defending the litigation and the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with outside counsel, management, based on its understanding of the facts, reasonably estimates a range of loss and accrues from time-to-time what they consider appropriate to reserve against probable loss for certain claims.

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, are included under the caption "Investments" and are carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, are based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

The following summarizes the changes in the major categories of revenues and expenses for the respective periods.

--------------------------------------------------------------------------------------------------
                                                 YEAR ENDED                     YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
INCREASE (DECREASE)                         2001     VS.    2000           2000    VS.    1999
--------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                       AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
--------------------------------------------------------------------------------------------------
REVENUES:
  Commissions                             $(11,237)           (13)%      $ 16,720            24%
  Principal transactions                     2,964             11           3,392            14
  Investment banking                        15,368             71          10,193            89
  Interest                                 (13,613)           (38)         14,954            73
  Other                                     (1,984)            (7)          1,670             7
--------------------------------------------------------------------------------------------------
  Total revenues                          $ (8,502)            (4)%      $ 46,929            31%
  Less: Interest expense                    (8,872)           (43)         10,497           104
--------------------------------------------------------------------------------------------------
  Net revenues                            $    370             --        $ 36,432            26%
==================================================================================================
NON-INTEREST EXPENSES:
  Employee compensation and benefits      $  3,660              3%       $ 24,410            26%
  Communication and office supplies            (80)            (1)          1,968            22
  Occupancy and equipment rental             2,553             17           3,301            28
  Commissions and floor brokerage              566             17             495            17
  Other operating expenses                   4,973             31           2,542            19
--------------------------------------------------------------------------------------------------
  Total non-interest expenses             $ 11,672              7%       $ 32,716            25%
==================================================================================================

2001 AS COMPARED TO 2000

The Company posted record net revenues for the sixth consecutive year of $177.9 million, up from $177.5 million in the previous year. Total revenues decreased to $189.6 million from $198.1 million recorded the previous year.

Net income declined to $2.0 million or $0.25 per diluted share from $9.2 million or $1.20 per diluted share. The decline was primarily due to decreased net interest income, increased operating costs due to the Company's expansion efforts, and significant non-recurring charges for legal-related matters incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations and the writedown of the Company's investment portfolio.

Revenues from commissions on agency transactions decreased $11.2 million due principally to declining market conditions. Revenues from principal transactions increased $3.0 million, primarily as a result of increased trading activity in corporate bonds and municipal bonds as investors sought alternatives to equity-based products. Principal transactions are primarily derived from over-the-counter equity and fixed income inventory activities. Inventories of these securities are maintained to meet client needs. Commissions and realized and unrealized gains and losses that result from holding and trading these securities are included in principal transactions revenue.

Investment banking revenues increased $15.4 million due to an increase of $10.6 million in corporate finance revenues and an increase of $4.8 million in municipal finance revenues. During the year, the Company's Fixed Income Capital Markets group participated in 375 fixed income deals (147 negotiated and 228 competitive) totaling approximately $10.3 billion, compared to 239 (102 negotiated and 137 competitive) deals totaling $6.7 billion in 2000. The increase resulted from the addition of the Wisconsin municipal banking office in mid-2000 and the increased number of municipal bond refinancings resulting from declining interest rates. During 2001, the Company's Equity Capital Markets group lead- or co-managed 21 equity offerings, principally for financial institutions, raising more than $1.2 billion, compared to 10 deals in 2000 totaling $424 million.

Net interest income decreased $4.7 million (32%) due to a $13.6 million decrease in interest income, principally resulting from decreased borrowings by customers caused by poor market conditions and decreased rates charged to those customers. The decrease in interest income was offset by a $8.9 million decrease in interest expense, resulting from decreased short-term borrowings, along with decreased rates on those borrowings, and decreased stock loan activity by the Company to finance customer borrowings on margin accounts. Average short-term borrowings decreased $45.2 million and $9.2 million, primarily for customer collateralized bank borrowings and stock loan activity, respectively, with a 35% decrease in rates.

Other revenues decreased $2.0 million, principally due to current year writedowns of the Company's investment portfolio of approximately $2.1 million, decreased investment advisory fees of $684,000 resulting from decreased customer portfolio valuations, decreased payments for order flow of $288,000, and a decrease of $615,000 resulting primarily from life insurance proceeds of $220,000 and litigation proceeds of $250,000 received in the first nine months of 2000. These decreases were offset by an approximate $1.8 million increase in money market account fees.

Non-interest expenses increased $11.7 million, resulting from the Company's continued expansion activities and legal-related expenses in connection with historical litigation referred to above.

Employee compensation and benefits, which comprises 65% of total expenses, increased $3.7 million. The fixed component of compensation, primarily salaries, increased $3.0 million as a result of the Company's expansion efforts. Investment executive compensation, a major variable component of employee compensation, decreased $3.8 million due to the decreased revenue production. This decrease was offset by an increase in transition pay to investment executives of $2.7 million, principally enhanced payouts and amortization of upfront loans.

Occupancy and equipment rental increased $2.6 million due to the Company's expansion efforts.

Other operating expenses increased $5.0 million, resulting from approximately $1.3 million in legal-related expenses incurred in the second quarter of 2001 and $3.4 million in the third quarter of 2001, primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

2000 AS COMPARED TO 1999

The Company leveraged its continued expansion activities with increased market volume to produce record revenues for the fourth consecutive year and record net revenues for the fifth consecutive year. Total revenues for 2000 increased to $198.1 million from the previous record high of $151.2 million. Net revenues increased to a record $177.5 million from the previous record high of $141.1 million. Net income increased to a record $9.2 million or $1.20 per diluted share from $7.2 million or $1.03 per diluted share.

Revenues from commissions increased $16.7 million due to the increased customer trading activity in conjunction with an increased number of investment executives and independent contractors. The increase in commissions resulted from increased activity in over-the-counter stock, mutual funds, and insurance products, which increased 30%, 23%, and 25%, respectively.

Revenues from principal transactions increased $3.4 million due principally to the increased trading activity resulting from the addition of Hanifen, Imhoff Inc. ("HII") and increased sales of corporate unit trusts.

Investment banking revenues increased $10.2 million, resulting from the addition of the HII municipal and corporate investment banking groups, the newly opened municipal investment banking office in Wisconsin, and in conjunction with a full year of operations in the Cleveland and St. Louis corporate investment banking offices which opened in late 1999. During the year, the Company participated in 239 fixed income deals (102 negotiated and 137 competitive) totaling approximately $6.7 billion, compared to 79 deals in 1999. In addition, the Company lead- or co-managed ten underwritings raising more than $424 million, compared to six deals in 1999 for $176 million.

Net interest income increased $4.5 million due to an increase in interest income of $15.0 million, principally resulting from an increase in the number of margin accounts in conjunction with the growth of the Private Client Group and an overall 48% increase in average customer borrowings to finance increased market activity. The increase in interest income was offset by an increase in interest expense of $10.5 million due to increased borrowings and increased stock loan activity by the Company to finance customer borrowings on margin accounts. Average borrowings increased $88.0 million and $39.1 million, primarily for customer collateralized bank borrowings and stock loan activity, respectively, with a 17% increase in average interest rates charged on those borrowings for the year.

Other revenues increased $1.7 million due to an increase in managed account fees of $4.1 million, which increased due to a 45% growth in the number of managed accounts and increased market valuations. These fees were offset by a decrease in realized gains of $1.7 million due principally to the sale of Todd in the second quarter of 1999 and the resultant decrease of $693,000 in investment advisory fees.

Total non-interest expenses increased $32.7 million, resulting from the Company's continued expansion, increased productivity, the merger of HII, and increased customer activity.

Employee compensation and benefits, which comprises 64% of total expenses, increased $24.4 million. The fixed component of compensation, primarily salaries, increased $6.1 million (24%) due to normal year-to-year increases, the merger of HII, and the Company's expansion activities. The variable component of compensation increased $18.3 million (27%) commensurate with increased productivity and profitability.

Communication and office supplies increased $2.0 million, resulting from the Company's expansion activities as well as the merger of HII.

Occupancy and equipment rental increased $3.3 million due to the opening of new offices and increases for work station technology and Private Client Group expansion.

Other operating expenses increased $2.5 million due principally to the Company's general expansion activities and the HII merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, customer credit balances, short-term bank loans, proceeds from securities lending, long-term notes payable, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

In the normal course of business, Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available credit arrangements with banks totaled $285.0 million at December 31, 2001, of which $218.2 million was unused. There were no compensating balance requirements under these arrangements. The Company's floating interest rate on short-term borrowings bore interest at a weighted average rate of 1.97% and 6.45% at December 31, 2001 and 2000, respectively. Short-term borrowings utilized for customer loans of $52.1 million and $77.1 million were collateralized by customer-owned securities valued at $81.4 million and $118.4 million at December 31, 2001 and 2000, respectively. Short-term borrowings of $14.8 million and $11.1 million used to finance trading securities were collateralized by company-owned securities valued at $22.6 million and $15.5 million at December 31, 2001 and 2000, respectively. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The average of such borrowings was $96.8 million in 2001, $142.0 million in 2000, and $54.0 million in 1999 at effective interest rates of 4.50%, 6.87%, and 5.85%, respectively.

On July 30, 1999, the Company issued an additional $5.0 million long-term note payable for a total of $10.0 million to Western and Southern Life Insurance Company ("W&S"), a significant shareholder, due June 30, 2004, with interest payable monthly at the rate of 8% per annum. The Company has agreed to a number of restrictive covenants which, subject to specified exceptions, generally relate to: a limitation on incurring additional debt in excess of a specified amount, a prohibition on liens on our assets or guarantees of obligations of others, a requirement to maintain a minimum tangible net worth and, in the case of Stifel Nicolaus, a minimum net capital requirement, a restriction on payment of cash dividends in excess of a specified amount, and a restriction on advances or loans, in each case, without the consent of W&S. Additionally, W&S may compel the Company to repay the note if any entity or person acquires more than 30% of the Company's outstanding common stock.

On January 12, 2000, the Company completed the acquisition of HII, a Denver-based investment banking firm. The acquisition was accounted for as a purchase and provided for a tax-free exchange of approximately 517,000 shares of the Company for all of the outstanding shares of HII. The shares were issued out of treasury.

The Company's Board of Directors authorized the repurchase of up to 250,000 additional common shares on July 28, 1999, and an additional 600,000 common shares on December 10, 1999. These purchases may be made on the open market or in privately negotiated transactions, depending on market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general purposes. During 2001, the Company repurchased 95,930 shares at an average cost of $10.92 per share.

In response to the tragic events of September 11, 2001, the Company secured short-term financing of $5 million with interest payable at 5% from W&S to bridge liquidity matters arising from disruption in the financial markets. The Company repaid the loan in full during the fourth quarter.

Management believes that funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet its present and anticipated financing needs and fund the Company's continued expansion for the next 12 months.

Stifel Nicolaus is subject to certain requirements of the SEC with regard to liquidity and capital requirements. At December 31, 2001, Stifel Nicolaus had net capital of approximately $37.6 million, which exceeded the minimum net capital requirements by approximately $31.7 million. Stifel Nicolaus may not be able to pay dividends from its equity capital without prior regulatory approval if doing so would jeopardize its ability to satisfy minimum net capital requirements.

We are currently planning to raise approximately $25 million in a public offering of trust preferred securities during the second quarter of 2002. The preferred securities would represent an indirect interest in junior subordinated debentures to be purchased from us by the trust. We intend to use the proceeds of the offering to repay short-term borrowings. This document does not constitute an offer to sell or the solicitation of an offer to buy the preferred securities, which will only be made after we file a registration statement with the Securities and Exchange Commission and it is declared effective. We cannot assure you that such offering will be completed on favorable terms, if at all.

INFLATION

The Company's assets are primarily monetary, consisting of cash, securities inventory, and receivables. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. However, the rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of its services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards for derivative instruments and hedging activities. The Statements were effective for the Company's consolidated financial statements on January 1, 2001. As the Company does not hold any derivatives or embedded derivatives as defined by the Statements, the adoption of the Statements on January 1, 2001, did not result in a transition adjustment.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has presented the required provisions under the standard regarding collateral, including its sources and uses. The adoption of the remaining provisions had no material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Asset," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, will require discontinuing the amortization of goodwill and other intangible assets ($191 in 2001) with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The adoption of the provisions of these statements is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 RISK MANAGEMENT

Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in its business activities are: market, credit, operational, and regulatory and legal.

MARKET RISK

The potential for changes in the value of financial instruments owned by the Company is referred to as "market risk." Market risk is inherent to financial instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk-sensitive financial instruments.

The Company trades tax-exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency and municipal notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. The Company is also an active market-maker in over-the-counter equity securities. In connection with these activities, the Company may maintain inventories in order to ensure availability and to facilitate customer transactions.

Changes in value of the Company's financial instruments may result from fluctuations in interest rates, credit ratings, equity prices, and the correlation among these factors, along with the level of volatility.

The Company manages its trading businesses by product and has established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory.

Position limits in trading inventory accounts are established and monitored on a daily basis. Management monitors inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, and securities ratings.

--------------------------------------------------------------------------------
(IN THOUSANDS)                            DECEMBER 31, 2001    DECEMBER 31, 2000
--------------------------------------------------------------------------------
Financial instruments with market risk:
  Fair value
    Federal obligations                             $ 4,862              $ 4,868
    Municipal obligations                            15,046               12,898
    Corporate obligations                             1,334                2,600
--------------------------------------------------------------------------------
    Total debt securities                            21,242               20,366
--------------------------------------------------------------------------------
    Equity and other securities                       1,552                   39
--------------------------------------------------------------------------------
  Total                                             $22,794              $20,405
================================================================================

The table above primarily represents trading inventory associated with our customer facilitation and market-making activities and includes net long and short fair values, which is consistent with the way risk exposure is managed.

Interest Rate Risk

The Company is exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on its interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, and bank borrowings), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus there are no unrecorded gains or losses in value. Interest rates on client balances and stock borrow and lending produce a positive spread to the Company, with the rates generally fluctuating in parallel.

The Company manages its inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. While a significant portion of the Company's securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over several times per year.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

The Company's equity securities inventories are repriced on a regular basis, and there are no unrecorded gains or losses. The Company's activities as a dealer are client-driven, with the objective of meeting clients' needs while earning a positive spread.

CREDIT RISK

The Company is engaged in various trading and brokerage activities, with the counterparties primarily being broker-dealers. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company manages this risk by imposing and monitoring position limits for each counterparty, monitoring trading counterparties, conducting regular credit reviews of financial counterparties, reviewing security concentrations, holding and marking to market collateral on certain transactions, and conducting business through clearing organizations, which guarantee performance.

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's private client business consists primarily of customer margin accounts, which are monitored daily and are collateralized. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

At December 31, 2001, customer margin securities of approximately $361.5 million were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for bank loans ($81.4 million), stock loans ($103.5 million), OCC margin requirements ($47.6 million), and customer short sales ($6.5 million).

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of counterparties and borrowers and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

OPERATIONAL RISK

Operational risk generally refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's technology or financial operating systems, and inadequacies or breaches in the Company's control processes. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions, and damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

REGULATORY AND LEGAL RISK

Legal risk includes the risk of a potentially sizable adverse legal judgment and of non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering, and record keeping.

The Company is a defendant in several lawsuits and arbitrations, which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to the Company on certain of these claims. The Company has, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses to the extent it believes certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the total cost of defending the litigation and the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with outside counsel, management, based on its understanding of the facts, reasonably estimates a range of loss and accrues from time-to-time what they consider appropriate to reserve against probable loss for certain claims.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------
                (IN THOUSANDS)                                                DECEMBER 31, 2001      DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
ASSETS          Cash and cash equivalents                                              $ 16,314               $ 14,589
                Cash segregated for the exclusive benefit of customers                      191                    187
                ------------------------------------------------------------------------------------------------------
                Receivable from brokers and dealers:
                  Securities failed to deliver                                              787                  1,176
                  Deposits paid for securities borrowed                                  42,968                 24,870
                  Settlement balances with clearing organizations                         6,045                  4,684
                ------------------------------------------------------------------------------------------------------
                                                                                         49,800                 30,730
                ------------------------------------------------------------------------------------------------------
                Receivable from customers, net of allowance for doubtful
                  accounts of $229 and $104, respectively                               264,155                305,478
                ------------------------------------------------------------------------------------------------------
                Securities owned, at fair value:
                  U.S. Government obligations                                             5,078                  4,873
                  State and municipal obligations                                        15,125                 13,205
                  Corporate obligations                                                   1,469                  2,831
                  Corporate stocks                                                        3,674                  3,851
                ------------------------------------------------------------------------------------------------------
                                                                                         25,346                 24,760
                ------------------------------------------------------------------------------------------------------
                Investments                                                              31,183                 32,478
                Memberships in exchanges, at cost                                           463                    463
                Office equipment and leasehold improvements, at cost,
                  net of allowances for depreciation and amortization of
                  $18,661 and $15,085, respectively                                      10,479                  9,689
                Goodwill, net of accumulated amortization of $1,127
                  and $984, respectively                                                  3,807                  5,261
                Loans and advances to officers and employees, net of
                  allowance for doubtful receivables from former
                  employees of $526 and $331, respectively                               21,733                 17,420
                Deferred tax asset                                                        6,062                  3,036
                Other assets                                                             11,026                 14,221
                ------------------------------------------------------------------------------------------------------
                TOTAL ASSETS                                                           $440,559               $458,312
                ======================================================================================================

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                             DECEMBER 31, 2001      DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND            Short-term borrowings from banks                                          $ 66,800               $ 88,250
STOCKHOLDERS'              ---------------------------------------------------------------------------------------------------------
EQUITY                     Payable to brokers and dealers:
                           Securities failed to receive                                                 3,874                  2,152
                             Deposits received from securities loaned                                 144,022                153,370
                             Settlement balances with clearing organizations                            1,843                     --
                           ---------------------------------------------------------------------------------------------------------
                                                                                                      149,739                155,522
                           ---------------------------------------------------------------------------------------------------------
                           Payable to customers                                                        44,077                 40,484
                           Securities sold, but not yet purchased, at fair value                        2,552                  4,355
                           Drafts payable                                                              20,968                 19,034
                           Accrued employee compensation                                               16,645                 19,500
                           Obligations under capital leases                                             1,285                  1,771
                           Accounts payable and accrued expenses                                       22,644                 20,620
                           Long-term debt                                                              10,000                 10,000
                           Other                                                                       24,598                 24,598
                           ---------------------------------------------------------------------------------------------------------
                                                                                                      359,308                384,134
                           ---------------------------------------------------------------------------------------------------------
                           Liabilities subordinated to claims of general creditors                      2,629                     --

                           Stockholders' equity:
                             Preferred stock -- $1 par value; authorized
                               3,000,000 shares; none issued
                             Common stock -- $.15 par value; authorized 30,000,000
                               shares; issued 7,675,781 and 7,525,971 shares, respectively              1,152                  1,129
                             Additional paid-in capital                                                49,595                 45,920
                             Retained earnings                                                         33,929                 32,827
                           ---------------------------------------------------------------------------------------------------------
                                                                                                       84,676                 79,876
                           ---------------------------------------------------------------------------------------------------------
                             Less:
                               Treasury stock, at cost
                                 357,962 and 297,879 shares, respectively                               3,628                  2,938
                               Unamortized expense of restricted stock awards                              29                    155
                               Unearned employee stock ownership plan shares,
                                 at cost, 187,073 and 203,337 shares, respectively                      2,397                  2,605
                           ---------------------------------------------------------------------------------------------------------
                                                                                                       78,622                 74,178
                           ---------------------------------------------------------------------------------------------------------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $440,559               $458,312
                           =========================================================================================================


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------
                                                                              YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                2001            2000            1999
------------------------------------------------------------------------------------------------------------
REVENUES                  Commissions                               $ 74,146        $ 85,383        $ 68,663
                          Principal transactions                      31,010          28,046          24,654
                          Investment banking                          37,068          21,700          11,507
                          Interest                                    21,866          35,479          20,525
                          Other                                       25,530          27,514          25,844
                          ----------------------------------------------------------------------------------
                          Total revenues                             189,620         198,122         151,193
                          Less: Interest expense                      11,722          20,594          10,097
                          ----------------------------------------------------------------------------------
                          Net revenues                               177,898         177,528         141,096
------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES     Employee compensation and benefits         120,889         117,229          92,819
                          Communications and office supplies          10,799          10,879           8,911
                          Occupancy and equipment rental              17,673          15,120          11,819
                          Commissions and floor brokerage              3,899           3,333           2,838
                          Other operating expenses                    21,251          16,278          13,736
                          ----------------------------------------------------------------------------------
                          Total non-interest expenses                174,511         162,839         130,123
------------------------------------------------------------------------------------------------------------
                          Income before income taxes                   3,387          14,689          10,973
                          Provision for income taxes                   1,377           5,486           3,808
                          ----------------------------------------------------------------------------------
                          Net income                                $  2,010        $  9,203        $  7,165
                          ==================================================================================
------------------------------------------------------------------------------------------------------------
EARNINGS PER              Net income per share:
COMMON SHARE AND          Basic earnings per share                  $   0.28        $   1.31        $   1.08
SHARE EQUIVALENTS         Diluted earnings per share                $   0.25        $   1.20        $   1.03
                          ----------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     TREASURY STOCK AND
                                                                                      UNEARNED EMPLOYEE     UNAMORTIZED
                                       COMMON STOCK      ADDITIONAL                 STOCK OWNERSHIP PLAN     EXPENSE OF
(IN THOUSANDS,                     --------------------   PAID-IN     RETAINED      ---------------------    RESTRICTED
EXCEPT SHARE AMOUNTS)               SHARES      AMOUNT    CAPITAL     EARNINGS       SHARES      AMOUNT     STOCK AWARDS    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999         7,219,335   $  1,084   $ 41,867    $  18,291     (458,609)   $  (5,184)   $  (1,081)   $  54,977
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends -- common
  stock ($.12 per share)                  --         --         --         (853)          --           --           --         (853)
Purchase of treasury shares               --         --         --           --     (576,165)      (5,437)          --       (5,437)
Employee benefit plans               156,841         23      2,278          (57)      19,837          231           --        2,475
Stock options exercised                   --         --       (572)          --      106,346        1,019           --          447
Restricted stock awards
  (net forfeitures)                       --         --         --           --      (35,807)        (433)         433           --
Units and restricted stock
  awards amortization                     --         --         --           --           --           --          278          278
Dividend reinvestment                     --         --         --           --          742            7           --            7
Net income for the year                   --         --         --        7,165           --           --           --        7,165
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       7,376,176      1,107     43,573       24,546     (943,656)      (9,797)        (370)      59,059
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
  stock ($.12 per share)                  --         --         --         (922)          --           --           --         (922)
Purchase of treasury shares               --         --         --           --     (168,606)      (1,738)          --       (1,738)
Employee benefit plans               149,795         22      1,026           --       39,300          441           --        1,489
Stock options exercised                   --         --       (208)          --       52,286          510           --          302
Restricted stock awards                   --         --          3           --        2,000           20          (23)          --
Units and restricted stock
  awards amortization                     --         --      1,796           --           --           --          238        2,034
Dividend reinvestment                     --         --         --           --          476            5           --            5
Hanifen, Imhoff Inc. acquisition          --         --       (270)          --      516,984        5,016           --        4,746
Net income for the year                   --         --         --        9,203           --           --           --        9,203
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       7,525,971      1,129     45,920       32,827     (501,216)      (5,543)        (155)      74,178
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
  stock ($.12 per share)                  --         --         --         (908)          --           --           --         (908)
Purchase of treasury shares               --         --         --           --      (95,930)      (1,048)          --       (1,048)
Employee benefit plans               149,810         23      2,085           --       23,210          276           --        2,384
Stock options exercised                   --         --        (88)          --       28,523          286           --          198
Units and restricted stock
  awards amortization                     --         --      1,670           --           --           --          126        1,796
Dividend reinvestment                     --         --          8           --          378            4           --           12
Net income for the year                   --         --         --        2,010           --           --           --        2,010
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001       7,675,781   $  1,152   $ 49,595    $  33,929     (545,035)   $  (6,025)   $     (29)   $  78,622
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                       (IN THOUSANDS)                                                  2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS             Net income                                                  $  2,010         $  9,203         $  7,165
FROM OPERATING         ------------------------------------------------------------------------------------------------------
ACTIVITIES             Noncash and nonoperating items included in earnings:
                         Depreciation and amortization                                4,268            4,136            2,790
                         Upfront loans amortization                                   5,489            2,836            1,992
                         Deferred items                                              (1,180)             242              403
                         Amortization of restricted stock awards, units,
                           and stock benefits                                         1,796            1,157              854
                         Gain on sale of subsidiary                                      --               --           (1,496)
                         (Gains)/losses on investments                                2,117              321             (697)
                       ------------------------------------------------------------------------------------------------------
                                                                                     14,500           17,895           11,011
                       Decrease (increase) in operating receivables:
                         Customers                                                   41,323            7,556          (99,325)
                         Brokers and dealers                                        (19,070)          11,593          (18,091)
                       (Decrease) increase in operating payables:
                         Customers                                                    3,593            6,841           (3,663)
                         Brokers and dealers                                         (5,783)           8,462           42,291
                       Decrease (increase) in assets:
                         Cash and U.S. Government securities
                           segregated for the exclusive benefit
                           of customers                                                  (4)              (6)              (4)
                         Securities owned                                              (586)           2,613            9,942
                         Notes receivable from officers and employees                (9,802)         (12,316)          (3,466)
                         Other assets                                                 4,984           (4,734)             633
                       (Decrease) increase in liabilities:
                         Securities sold, not yet purchased                          (1,803)           2,319            1,038
                         Drafts payable, accounts payable and accrued
                           expenses, and accrued employee compensation                4,865            4,639               41
                         Other                                                           --               --            9,398
                       ------------------------------------------------------------------------------------------------------
                       Cash From Operating Activities                              $ 32,217         $ 44,862         $(50,195)
                       ------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                           YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                   (IN THOUSANDS)                                                   2001             2000             1999
----------------------------------------------------------------------------------------------------------------------------
                   Cash From Operating Activities--
                     From Previous Page                                           $ 32,217         $ 44,862         $(50,195)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS         Net (payments) proceeds for short-term
FROM FINANCING       borrowings from banks                                         (21,450)         (34,815)          60,060
ACTIVITIES         Proceeds from:
                     Issuance of stock                                               1,888            1,796            1,823
                     Long-term debt                                                     --               --            5,000
                   Payments for:
                     Purchases of stock for treasury                                (1,048)          (1,738)          (5,437)
                     Settlement of long-term debt                                       --             (370)              --
                     Principal payments under
                       capital lease obligation                                       (841)          (1,182)            (704)
                     Repayment of notes assumed in acquisition
                       of subsidiary                                                (1,232)          (1,500)              --
                     Cash dividends                                                   (908)            (922)            (853)
                   ---------------------------------------------------------------------------------------------------------
                   Cash From Financing Activities                                  (23,591)         (38,731)          59,889
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS         Proceeds from:
FROM INVESTING       Cash received in acquisition of subsidiary                         --            2,927               --
ACTIVITIES           Sale of investments                                               100              543              219
                     Sale of subsidiary                                                 --               --            4,609
                   Payments for:
                     Acquisition of office equipment and
                       leasehold improvements                                       (4,513)          (4,163)          (3,984)
                   Acquisition of investments                                       (2,488)          (7,710)          (6,512)
                   ---------------------------------------------------------------------------------------------------------
                   Cash From Investing Activities                                   (6,901)          (8,403)          (5,668)
                   ---------------------------------------------------------------------------------------------------------
                   (Decrease) increase in cash and cash equivalents                  1,725           (2,272)           4,026
                   Cash and cash equivalents-- beginning of year                    14,589           16,861           12,835
                   ---------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents-- end of year                        $ 16,314         $ 14,589         $ 16,861
                   =========================================================================================================
                   Supplemental disclosures of cash flow information:
                     Interest payments                                            $ 12,854         $ 20,405         $  9,682
                     Income tax payments                                          $  2,904         $  4,928         $  3,648
                   Schedule of Noncash Investing and Financing Activities:
                     Fixed assets acquired under capital lease                    $    355         $  1,885         $    924
                     Restricted stock awards and units, net of forfeitures        $  3,341         $  5,888         $  3,471
                     Employee stock ownership shares                              $    188         $    183         $    152
                     Acquisition of Hanifen, Imhoff Inc.                                --         $  4,746               --
                     Stock dividends distributed                                        --               --         $     77


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

NATURE OF OPERATIONS

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as "the Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States. Although the Company has offices throughout the United States, its major geographic area of concentration is in the Midwest. The Company's principal customers are individual investors, with the remaining client base composed of corporations, municipalities, and institutions.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, principally Stifel Nicolaus. Stifel Nicolaus is a broker-dealer registered under the Securities Exchange Act of 1934. All material intercompany balances and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

The Company defines cash equivalents as short-term, highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

SECURITY TRANSACTIONS

Trading and investment securities owned and securities sold, but not yet purchased are carried at fair value, and unrealized gains and losses are reflected in the results of operations.

The value of the customer-owned securities is not reflected in the consolidated statement of financial condition.

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by settlement date.

Receivable from customers includes amounts due on cash and margin transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the consolidated statements of financial condition.

Customer security transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Principal securities transactions are recorded on a trade date basis.

FAIR VALUE

The Company's financial instruments are carried at fair value or amounts that approximate fair value. Securities owned and securities sold, but not yet purchased are valued using quoted market or dealer prices, pricing models, or management's estimates. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. The Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value. The Company has estimated the fair value of its long-term debt using the discounted cash flow analysis of payments. At December 31, 2001, the estimated fair value of the notes was $11,569.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE A -- ACCOUNTING AND REPORTING POLICIES (CONTINUED)

INVESTMENTS

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, are included under the caption "Investments" and are carried at the lower of historical cost or fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, are based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $12,369 and $13,701 at December 31, 2001 and 2000, respectively.

INCOME TAXES

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities.

COMPREHENSIVE INCOME

The Company had no other comprehensive income items; accordingly, net income and other comprehensive income are the same.

OTHER

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Stifel Nicolaus to deposit cash or other collateral with the lender. With respect to securities loaned, Stifel Nicolaus receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. Stifel Nicolaus monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Amortization of assets under capital lease is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the remaining term of the lease. Depreciation of office equipment is provided over estimated useful lives of three to seven years using accelerated methods.

Goodwill recognized in business combinations accounted for as purchases is being amortized principally over 25 years on a straight-line basis.

Basic earnings per share of common stock is computed by dividing income available to shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings include dilutive stock options under the treasury stock method.

NOTE B -- SPECIAL RESERVE BANK ACCOUNT

At December 31, 2001, cash of $191 has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE C -- SHORT-TERM BORROWINGS FROM BANKS

In the normal course of business, Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available credit arrangements with banks totaled $285,000 at December 31, 2001, of which $218,200 was unused. There were no compensating balance requirements under these arrangements. The Company's floating interest rate short-term borrowings bore interest at a weighted average rate of 1.97% and 6.45% at December 31, 2001 and 2000, respectively. Short-term borrowings utilized for customer loans of $52,050 and $77,125 were collateralized by customer-owned securities valued at $81,444 and $118,400 at December 31, 2001 and 2000, respectively. Short-term borrowings of $14,750 and $11,125 used to finance trading securities were collateralized by company-owned securities valued at $22,605 and $15,500 at December 31, 2001 and 2000, respectively. The average of such borrowings was $96,751 in 2001, $141,993 in 2000, and $53,996 in 1999 at
effective interest rates of 4.50%, 6.87%, and 5.85%, respectively.

NOTE D -- COMMITMENTS AND CONTINGENCIES

In the normal course of business, Stifel Nicolaus enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2001, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, Stifel Nicolaus had pledged cash and customer-owned securities valued at $47,579. At December 31, 2001, the amounts on deposit satisfied the minimum margin deposit requirement of $33,785.

In connection with margin deposit requirements of the National Securities Clearing Corporation, Stifel Nicolaus had pledged cash and firm-owned securities valued at $1,511 and a standby letter of credit amounting to $2,000. At December 31, 2001, the amounts on deposit satisfied the minimum margin deposit requirement of $2,768.

The future minimum rental commitments at December 31, 2001, with initial or remaining non-cancellable lease terms in excess of one year are as follows:

                                                        CAPITAL       OPERATING
YEAR ENDING DECEMBER 31,                                 LEASES          LEASES
------------------------                                -------       ---------
2002                                                       $849         $ 6,827
2003                                                        328           5,862
2004                                                        153           4,890
2005                                                         37           4,034
2006                                                         --           3,971
Thereafter                                                   --          14,899
                                                         ------        --------
Minimum Commitments                                      $1,367        $ 40,483

Less Interest                                               (82)
                                                         ------
Net Present Value of Capital Lease Obligations           $1,285
                                                         ======

Rental expense for the years ended December 31, 2001, 2000, and 1999, approximated $8,216, $6,678, and $5,190, respectively.

Office equipment, under capital leases, with a recorded cost of approximately $3,593, net of amortization of $2,398, and $3,733, net of amortization of $2,058, at December 31, 2001 and 2000, respectively, collateralizes the above capital lease obligations and is included in the consolidated statements of financial condition under the caption of "Office equipment and leasehold improvements."

Amortization and depreciation expense of assets under capital lease and owned furniture and equipment for 2001, 2000, and 1999 was $4,077, $3,842, and $2,626,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE E -- NET CAPITAL REQUIREMENTS

Stifel Nicolaus is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934 (the "rule"), which requires the maintenance of minimum net capital, as defined. Stifel Nicolaus has elected to use the alternative method permitted by the rule that requires maintenance of minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions, as defined. The rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items.

At December 31, 2001, Stifel Nicolaus had net capital of $37,646, which was 12.66% of aggregate debit items and $31,701 in excess of minimum required net capital.

NOTE F -- EMPLOYEE BENEFIT PLANS

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Contributions to the PSP were based upon a company match of 50% of the employees' first one thousand dollars in annual contributions for 2001 and 2000 and the first five hundred dollars in annual contributions for 1999. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 250,000 shares of the Parent's common stock. The amounts charged to employee compensation and benefits for the PSP were $486, $418, and $177, for 2001, 2000, and 1999, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Parent on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $170 in 2001 and 2000 and $160 in 1999) to total compensation. In 1997, the Company purchased 248,063 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Parent and the ESOP. At December 31, 2001, the plan held 447,156 shares, of which 187,073 shares with a fair value of $1,964 were unallocated. The Company charged to employee compensation and benefits $188, $183, and $152 for the ESOP contributions for 2001, 2000, and 1999, respectively.

NOTE G -- STOCK-BASED COMPENSATION PLANS

The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        YEARS ENDED DECEMBER 31,
                                        ------------------------
                                  2001            2000            1999
                                  ----            ----            ----
Net income
    As reported                 $ 2,010         $  9,203        $ 7,165
    Pro forma                   $ 1,184         $  8,458        $ 6,758
                                -------         --------        -------
Basic earnings per share
    As reported                 $  0.28         $   1.31        $  1.08
    Pro forma                   $  0.17         $   1.21        $  1.02
                                -------         --------        -------
Diluted earnings per share
    As reported                 $  0.25         $   1.20        $  1.03
    Pro forma                   $  0.15         $   1.10        $  0.97
                                -------         --------        -------

All option plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the Plans, determine to whom options may be granted under the Plans, and determine the terms of each option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE G -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

STOCK OPTION / INCENTIVE STOCK AWARD PLANS

The Company has four fixed stock option plans and four incentive stock award plans. Under the Company's 1983 and 1985 Incentive Stock Option Plans, the Company granted options up to an aggregate of 450,000 shares to key employees. Under the Company's 1987 non-qualified stock option plan, the Company granted options up to an aggregate of 100,000 shares. Under the Company's 1997 and 2001 Incentive Stock Plan, the Company may grant incentive stock options, stock appreciation rights, restricted stock, performance awards, and stock units up to an aggregate of 3,200,000 shares. Options under these plans are generally granted at 100% of market value at the date of the grant and expire ten years from the date of grant. The options generally vest ratably over a three- to five-year vesting period. The Company has also granted stock options to external board members under a non-qualified plan and the "Equity Incentive Plan for Non-Employee Directors." Under the Equity Incentive Plan for Non-Employee Directors, the Company may grant stock options and stock units up to 150,000 shares. These options are generally granted at 100% of market value at the date of the grant and are exercisable six months to one year from date of grant and expire ten years from date of grant. Under the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for Investment Executives, the Company may grant stock units up to 700,000 shares.

Effective with options granted in 1995 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 1.02%, 1.05%, and 1.09%; expected volatility of 34.6%, 35.9%, and 33.7%; risk-free interest rates of 4.55%, 6.15%, and 5.78%; and expected lives of 5.97 years, 6.36 years, and 6.56 years.

The summary of the status of the Company's fixed stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                                                  2001                              2000                           1999
                                      ----------------------------      ---------------------------     --------------------------
                                                  WEIGHTED-AVERAGE                 WEIGHTED AVERAGE               WEIGHTED-AVERAGE
FIXED OPTIONS                         SHARES       EXERCISE PRICE       SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
-------------                         ------       --------------       ------      --------------      ------     --------------
Outstanding at beginning of year     1,200,838      $    10.11          807,885       $     9.32        769,084      $     8.78
                                     ---------      ----------        ---------       ----------        -------      ----------
Granted                                241,000           11.48          515,100            10.88        296,393            9.67
Exercised                              (28,523)           6.93          (52,286)            5.29       (106,346)           5.51
Forfeited                              (44,880)          10.63          (69,861)           10.37       (151,246)          11.21
                                     ---------      ----------        ---------       ----------        -------      ----------
Outstanding at end of year           1,368,435      $    10.40        1,200,838       $    10.11        807,885      $     9.32
                                     =========      ==========        =========       ==========        =======      ==========

Options exercisable at year-end        581,957                          420,203                         351,987

Weighted-average fair value of
options granted during the year      $    4.30                        $    4.63                         $  3.92
                                     ---------                        ---------                         -------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE G -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                          --------------------------------------------------------       -------------------------------------
                             NUMBER          WEIGHTED-AVERAGE                               NUMBER
       RANGE OF           OUTSTANDING AT        REMAINING         WEIGHTED-AVERAGE       EXERCISABLE AT       WEIGHTED-AVERAGE
   EXERCISE PRICES          12/31/01         CONTRACTUAL LIFE      EXERCISE PRICE           12/31/01           EXERCISE PRICE
   ---------------          --------         ----------------      --------------           --------           --------------
  $  4.70 - $  6.26          116,432               4.08                 $ 5.48               116,432                $ 5.48
     7.14 -   10.44          543,132               7.54                   9.83               206,557                  9.48
    10.48 -   11.00          342,210               7.48                  10.79               157,516                 10.81
    11.06 -   12.70          287,225               8.48                  11.89                60,113                 11.80
    13.00 -   15.31           79,436               7.28                  14.43                41,339                 14.97
  -----------------        ---------               ----                -------               -------                ------
  $  4.70 - $ 15.31        1,368,435               7.41                $ 10.40               581,957                $ 9.67
  =================        =========               ====                =======               =======                ======

EMPLOYEE STOCK PURCHASE PLAN

Under the 1998 Employee Stock Purchase Plan (the "ESPP"), the Company is authorized to issue up to 150,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees can choose each year to have a specified percentage of their compensation withheld in 1% increments not to exceed 10%. The participant may also specify a maximum dollar amount to be withheld. At the beginning of every year, each participant will be granted an option to purchase 1,000 shares of common stock at a price equal to the lower of 85% of the beginning-of-year or end-of-year fair market value of the common stock. Approximately 33% to 36% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company granted 149,675, 149,810, and 151,528 shares to employees in 2001, 2000, and 1999, respectively.

Effective with options granted in 1995, the fair value of each employee's purchase rights is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 1.02%, 1.05%, and 1.09%; expected volatility of 34.6%, 35.9%, and 33.7%; risk-free interest rates of 3.48%, 6.11%, and 5.08%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2001, 2000, and 1999 was $2.37, $2.34, and $2.28, respectively.

RESTRICTED STOCK AWARDS

Restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. Certain key employees were granted 2,000 and 1,783 shares of restricted stock, with a fair value of $23 and $19, during 2000 and 1999, respectively. At December 31, 2001, restricted stock awards covering 9,470 shares were outstanding, with the restrictions expiring at various dates through 2003. The shares are restricted as to resale. Restrictions lapse ratably over three- and five-year service periods. The deferred cost of the restricted stock awards is amortized on a straight-line basis. The Company charged to employee compensation and benefits $126, $238, and $278 for the amortization during 2001, 2000, and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE G -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

STOCK UNITS

A stock unit represents the right to receive a share of common stock from the Parent at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Parent stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. The Company charged $1,263, $919, and $495 to employee compensation and benefits relating to units granted under this plan for 2001, 2000, and 1999, respectively.

Effective January 1, 1999, Stifel Nicolaus adopted a new deferred compensation plan ("SWAP") for its investment executives ("I.E.s") who achieve certain levels of production, whereby a certain percentage of their earnings is deferred as defined by the plan, of which 50% is deferred into Parent stock units with a 25% matching contribution and 50% into optional investments chosen by the I.E.s. I.E.s may elect to defer an additional 1% of earnings into Parent stock units with a 25% matching contribution. In addition, certain I.E.s, upon joining the firm, may receive Parent stock units in lieu of transition cash payments. Prior to the adoption of this new plan, I.E.s could elect to invest their individual deferred amounts into several investment options, including Parent stock. Deferred compensation for both plans cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. Charges to employee compensation and benefits related to these plans were $1,337, $320, and $165 for 2001, 2000, and 1999, respectively.

NOTE H -- LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits and arbitrations, which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts and after consultation with outside counsel and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

NOTE I -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

In the normal course of business, the Company executes, settles, and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions are recorded on settlement date, generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. The Company monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks on a collateralized basis utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls its exposure to credit risk by continually monitoring its counterparties' positions, and, where deemed necessary, the Company may require a deposit of additional collateral and/or a reduction or diversification of positions. The Company sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions. The Company controls its exposure to price risk for short sales through daily review and setting position and trading limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE I -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK (CONTINUED)

At December 31, 2001, customer margin securities of approximately $361,501 were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for bank loans ($81,444), stock loans ($103,540), OCC margin requirements ($47,579), and customer short sales ($6,467).

CONCENTRATIONS OF CREDIT RISK

The Company maintains margin and cash security accounts for its customers located throughout the United States. The majority of the Company's customer receivables are serviced by branch locations in Missouri and Illinois.

DERIVATIVES

The Company deals, on an agency basis, in listed options and other products, such as collateralized mortgage obligations, which derive their values from the price of some other security or index. The Company does not deal in complex derivative financial instruments, such as futures, forwards, and swaps.

NOTE J -- LONG-TERM DEBT

At December 31, 2001, the Company has outstanding $10,000 principal amount of notes due on June 30, 2004, to Western and Southern Life Insurance Company ("W&S"), a significant shareholder. Interest is payable monthly at the rate of 8% per annum. The Company has agreed to a number of restrictive covenants which, subject to specified exceptions, generally relate to: a limitation on incurring additional debt in excess of a specified amount, a prohibition on liens on our assets or guarantees of obligations of others, a requirement to maintain a minimum tangible net worth and, in the case of Stifel Nicolaus, a minimum net capital requirement, a restriction on payment of cash dividends in excess of a specified amount, and a restriction on advances or loans, in each case, without the consent of W&S. Additionally, W&S may compel the Company to repay the note if any entity or person acquires more than 30% of the Company's outstanding common stock.

NOTE K -- LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Stifel Nicolaus has a deferred compensation plan available to I.E.s who achieve a certain level of production, whereby a certain percentage of their earnings is deferred as defined by the plan, a portion of which is deferred in Parent stock units and the balance into optional investment choices. During the year, Stifel Nicolaus obtained approval from the New York Stock Exchange to subordinate the liability for future payments to I.E.s for that portion of compensation not deferred in Parent stock units. Beginning with deferrals made in plan year 1997, Stifel Nicolaus issued cash subordination agreements to participants in the plan pursuant to provisions of Appendix D of SEA Rule 15c3-1 and included in its computation of net capital the following:

                                     DISTRIBUTION
             PLAN YEAR                JANUARY 31,           AMOUNT
             ---------                -----------           ------
                1997                     2003                $729
                1998                     2004                 635
                1999                     2005                 562
                2000                     2006                 703
                                                           ------
                                                           $2,629
                                                           ======

NOTE L -- INVESTMENTS IN QUALIFIED MISSOURI BUSINESSES

The Company formed two Limited Liability Corporations, referred to collectively as "the LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's consolidated statement of financial condition under the caption "Other." Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment of the notes and are placed in an irrevocable trust. These securities, valued at approximately $15,190 and $14,306 at December 31, 2001 and 2000, respectively, are held to maturity and are included under the caption "Investments." The remaining proceeds are available for investment in qualified Missouri businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE L -- INVESTMENTS IN QUALIFIED MISSOURI BUSINESSES (CONTINUED)

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These investments are not readily marketable and are valued at fair value. These securities, valued at approximately $2,728 and $3,140 at December 31, 2001 and 2000, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

NOTE M -- PREFERRED STOCK PURCHASE RIGHTS

On June 30, 1987, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's common stock. On July 23, 1996, the Company's Board of Directors approved the redemption of these shareholder rights and the adoption of a new Shareholder Rights Plan. Shareholders of record on August 12, 1996, received a payment of $.05 per share, representing the redemption price for the existing rights. This payment was in lieu of the regular quarterly dividend of $.03 per share.

In addition, on July 23, 1996, the Company's Board of Directors authorized and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock, par value $0.15 per share. The dividend was distributed to stockholders of record on August 12, 1996. Each right will entitle the registered holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $35 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 15% or more of the Company's common stock or upon commencement of announcement of intent to make a tender offer for 15% or more of the outstanding shares of common stock without prior written consent of the Company. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to purchase shares of common stock at one-half the then current market price and, in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per right. These rights will expire, if not previously exercised, on August 12, 2006.

NOTE N -- INCOME TAXES

The Company's provision (benefit) for income taxes consists of:

                         YEARS ENDED DECEMBER 31,
                         ------------------------
                   2001            2000           1999
                   ----            ----           ----
CURRENT:
  Federal        $ 2,734         $ 4,957         $3,165
  State              628             607            388
                 -------         -------         ------
                   3,362           5,564          3,553


DEFERRED:
  Federal         (1,614)            (69)           227
  State             (371)             (9)            28
                 -------         -------         ------
                  (1,985)            (78)           255
                 -------         -------         ------
                 $ 1,377         $ 5,486         $3,808
                 =======         =======         ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE N -- INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                2001          2000           1999
                                                ----          ----           ----
Federal tax computed at statutory rates        $1,152        $4,995        $ 3,731
State income taxes, net of federal
income tax benefit                                170           392            255
Sale of Todd Investment Advisors                   --            --           (386)
Other, net                                         55            99            208
                                               ------        ------        -------
Provision for income taxes                     $1,377        $5,486        $ 3,808
                                               ======        ======        =======

The net deferred tax asset consists of the following temporary differences:

                                                                                  DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                                  -----------------      -----------------
DEFERRED TAX         Accruals not currently deductible                                       $2,166                $ 1,466
ASSET                Hanifen, Imhoff Inc. net operating loss                                  1,041                     --
                     Deferred compensation                                                    1,248                  1,259
                     Deferred revenue                                                           955                    926
                     Office equipment and leasehold improvements,
                       principally book over tax depreciation                                   513                    383
                     Investments, principally due to valuation allowance                      1,114                    412
                     Other                                                                      249                    264
                                                                                             ------                -------

                              Deferred Tax Asset                                              7,286                  4,710
                                                                                             ------                -------

DEFERRED TAX         Customer and employee receivable                                        (1,046)                (1,506)
LIABILITY            Intangible assets, principally tax over book amortization                 (178)                  (168)
                                                                                             ------                -------


                              Deferred Tax Liability                                         (1,224)                (1,674)
                                                                                             ------                -------

                         Net Deferred Tax Asset                                              $6,062                $ 3,036
                                                                                             ======                =======

The Company believes that a valuation allowance with respect to the realization of the total gross deferred tax asset is not necessary. Based on the Company's historical earnings and taxes previously paid, future expectations of taxable income, and the future reversals of gross deferred tax liability, management believes it is more likely than not that the Company will realize the gross deferred tax asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE O -- RELATED PARTY TRANSACTIONS

Four directors of the Parent are associated with firms that provide legal or consulting services to the Company. The Company charged approximately $723, $342, and $460 (primarily for legal fees) to operations for these services for 2001, 2000, and 1999, respectively.

Two directors of the Parent have a general partnership interest in an enterprise in which the Company also holds general and limited partnership interests carried at approximately $322 at December 31, 2001, and $1,024 at December 31, 2000.

The Company has outstanding $10,000 of long-term debt with a significant shareholder (see Note J -- Long-Term Debt).

NOTE P -- SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes 74 branch offices and 149 independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. Investment advisory fees and clearing income is included in Other.

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

Information concerning operations in these segments of business is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                           2001                  2000                  1999
                                           ----                  ----                  ----
NET REVENUES

Private Client Group                    $ 127,982             $ 135,562             $ 113,242
Equity Capital Markets                     24,874                17,670                 9,856
Fixed Income Capital Markets               18,091                11,009                 3,912
Other                                       6,951                13,287                14,086
                                        ---------             ---------             ---------
Total Net Revenues                      $ 177,898             $ 177,528             $ 141,096
                                        =========             =========             =========

OPERATING CONTRIBUTION

Private Client Group                    $  15,887             $  25,558             $  19,077
Equity Capital Markets                      3,612                  (186)                   12
Fixed Income Capital Markets                4,363                   799                   529
Other/Unallocated Overhead                (20,475)              (11,482)               (8,645)
                                        ---------             ---------             ---------
Pre-Tax Income                          $   3,387             $  14,689             $  10,973
                                        =========             =========             =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE Q -- EARNINGS PER SHARE

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share.

                                                              YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                                   2001                                      2000
                                 ---------------------------------------   ---------------------------------------
                                   INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
NET INCOME                       (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
----------                       -----------   -------------     ------    -----------   -------------     ------
Basic Earnings Per Share
  Income available to
  shareholders                     $2,010        7,161,698       $0.28       $9,203       7,006,565         $1.31
Effect of Dilutive Securities
  Employee benefits plans              --          828,423          --           --         661,941            --
Diluted Earnings Per Share
  Income available to common
  stockholders and assumed
  conversions                      $2,010        7,990,121       $0.25       $9,203       7,668,506         $1.20

                                           YEARS ENDED DECEMBER 31,
                                  ---------------------------------------
                                                    1999
                                  ---------------------------------------
                                    INCOME         SHARES       PER SHARE
NET INCOME                        (NUMERATOR)   (DENOMINATOR)     AMOUNT
----------                        -----------   -------------     ------
Basic Earnings Per Share
  Income available to
  shareholders                      $7,165        6,654,773       $1.08
Effect of Dilutive Securities
  Employee benefits plans               --          285,351          --
Diluted Earnings Per Share
  Income available to common
  stockholders and assumed
  conversions                       $7,165        6,940,124       $1.03

NOTE R -- SALE OF SUBSIDIARY

On April 28, 1999, the Company sold its investment advisor subsidiary, Todd Investment Advisors, to W&S, a significant shareholder. The Company recorded a pre-tax gain of approximately $1.5 million, which is included in other income.

NOTE S -- ACQUISITION

On January 12, 2000, the Company completed the acquisition of Hanifen, Imhoff Inc. ("HII"), a Denver-based investment banking firm. The transaction has been accounted for as a purchase and provided for a tax-free exchange of 516,984 shares of the Company's stock (valued at $4,745,913) for all of the outstanding shares of HII. The purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair market values. The remaining purchase price of $2.6 million has been recorded as goodwill. The exchange ratio was calculated using the respective book values of the Company and HII. The total shares issued in the transaction were based upon the final closing equity of HII at December 31, 1999. In connection with the transaction, certain key associates of HII executed employment agreements containing non-compete provisions and restrictions on the sale of the stock received in the merger and were awarded options in the Company. The merger added 54 investment bankers, research analysts, institutional sales associates, and traders to the capital markets segment, as well as 24 administrative and technical support associates.

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1, 1999. Due to the timing of the transaction, the pro forma impact is not material to the 2000 financial data.

                                                    YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------
Revenues                                                   $ 166,811
Net income                                                 $   6,551
Diluted earnings per share                                 $    0.88
Diluted weighted average shares outstanding                    7,457

The above pro forma data do not purport to be indicative of the results which actually would have occurred had the acquisition been made on January 1, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE T -- SUBSEQUENT EVENT

On January 30, 2002, the Company's Board of Directors approved a $.03 per share cash dividend to be paid on February 27, 2002, to shareholders of record on February 13, 2002.

NOTE U -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards for derivative instruments and hedging activities. The Statements were effective for the Company's consolidated financial statements on January 1, 2001. As the Company does not hold any derivatives or embedded derivatives as defined by the Statements, the adoption of the Statements on January 1, 2001, did not result in a transition adjustment.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and rescinds SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has presented the required provisions under the standard regarding collateral, including its sources and uses. The adoption of the remaining provisions had no material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Asset," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, will require discontinuing the amortization of goodwill and other intangible assets ($191 in 2001) with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The adoption of the provisions of these statements is not expected to have a material impact on the Company's consolidated financial statements.


                                   * * * * * *

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                       [DELOITTE
                                                                        & TOUCHE
                                                                           LOGO]
/s/ Deloitte & Touche LLP

March 1, 2002
St. Louis, Missouri

QUARTERLY RESULTS

QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                                                                              BASIC         DILUTED
                                                                        EARNINGS              NET          EARNINGS        EARNINGS
(In thousands, except                                   NET        (LOSS) BEFORE           INCOME            (LOSS)          (LOSS)
per share amounts)              REVENUE            REVENUES         INCOME TAXES           (LOSS)         PER SHARE       PER SHARE
------------------              -------            --------         ------------           ------          ---------      ---------
YEAR 2001 BY QUARTER

First                           $48,487            $44,848            $ 2,634             $ 1,574             $.22          $.20
Second                           47,649             44,204              1,275                 794              .11           .10
Third                            46,557             43,610             (2,523)             (1,528)            (.21)         (.21)
Fourth                           46,927             45,236              2,001               1,170              .16           .15

YEAR 2000 BY QUARTER

First                           $52,217            $47,837            $ 5,085             $ 3,280             $.47          $.44
Second                           47,942             42,287              3,860               2,461              .35           .32
Third                            48,654             43,376              3,852               2,314              .33           .30
Fourth                           49,309             44,028              1,892               1,148              .16           .15

The Company charged approximately $1.3 million in legal-related expenses incurred in the second quarter of 2001 and $3.4 million in the third quarter of 2001, primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers, as of March 25, 2002, is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is contained in "Executive Compensation," included in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Consolidated Financial Statements are listed in Item 8 and made part hereof.

     (2) Consolidated Financial Statement Schedules:

                                                                           Page
                                                                           ----
        Independent Auditors' Report ...................................    49

        Schedule I  - Condensed Financial Information of Registrant ..   50-52

        Schedule II - Valuation and Qualifying Accounts ................    53

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) Exhibits: See Exhibit Index on pages 54 and 55 hereof.

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 27th day of March 2002.

                                      STIFEL FINANCIAL CORP.
                                           (Registrant)




                                      By  /s/ Ronald J. Kruszewski
                                          ------------------------
                                          Ronald J. Kruszewski
                                          Chairman of the Board, President,
                                          Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 2002, in the capacities indicated.

/s/    Ronald J. Kruszewski                       Chairman of the Board, President,
       --------------------                       Chief Executive Officer, and Director
       Ronald J. Kruszewski                       (Principal Executive Officer)


/s/    James M. Zemlyak                           Senior Vice President, Chief Financial
       --------------------                       Officer, and Treasurer
       James M. Zemlyak                           (Principal Financial and Accounting Officer)


/s/    George H. Walker III                       Chairman Emeritus
       --------------------
       George H. Walker III


/s/    Bruce A. Beda                              Director
       --------------------
       Bruce A. Beda


/s/    Charles A. Dill                            Director
       --------------------
       Charles A. Dill


/s/    Richard F. Ford                            Director
       --------------------
       Richard F. Ford


/s/    John J. Goebel                             Director
       --------------------
       John J. Goebel


/s/    Walter F. Imhoff                           Director
       --------------------
       Walter F. Imhoff


/s/    Robert E. Lefton                           Director
       --------------------
       Robert E. Lefton


/s/    Scott B. McCuaig                           Director
       --------------------
       Scott B. McCuaig


/s/    James M. Oates                             Director
       --------------------
       James M. Oates

                       [Deloitte & Touche LLP letterhead]



Independent Auditors' Report





To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri:


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries (the "Corporation") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 1, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Stifel Financial Corp. and Subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 1, 2002
St. Louis, Missouri

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             STIFEL FINANCIAL CORP.

                                                                                            DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                                            -----------------      -----------------
ASSETS                 Cash                                                                    $      4,655          $      4,156
                       Due from subsidiaries                                                        233,781                94,324
                       Investment in subsidiaries                                                81,135,672            80,446,077
                       Office equipment and leasehold improvements, less allowances for depreciation and amortization of $18,529,777 and
                         $14,970,386, respectively                                               10,442,673             9,639,961
                       Investments                                                                2,105,786             2,168,777
                       Other Assets                                                               4,409,820             2,721,590
                                                                                               ------------          ------------
                       TOTAL ASSETS                                                            $ 98,332,387          $ 95,074,885
                                                                                               ------------          ------------

LIABILITIES AND        Due to subsidiaries                                                     $  3,902,875          $  3,925,162
STOCKHOLDERS'          Obligation under capital lease                                             1,285,473             1,770,549
EQUITY                 Long-term debt                                                            10,000,000            10,000,000
                       Other liabilities                                                          4,522,021             5,201,207
                                                                                               ------------          ------------
                       Total Liabilities                                                         19,710,369            20,896,918
                                                                                               ------------          ------------
STOCKHOLDERS' EQUITY   Capital stock                                                              1,151,574             1,128,902
                       Additional paid-in capital                                                49,594,719            45,920,212
                       Retained earnings                                                         33,929,041            32,827,243
                                                                                               ------------          ------------
                                                                                                 84,675,334            79,876,357
                                                                                               ------------          ------------
                       Less treasury stock, at cost                                               3,627,816             2,937,969
                       Less unearned employee stock ownership plan shares                         2,396,741             2,605,112
                       Less unamortized expense of restricted stock awards, at cost                  28,759               155,309
                                                                                               ------------          ------------
                       Total Stockholders' Equity                                                78,622,018            74,177,967
                                                                                               ------------          ------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 98,332,387          $ 95,074,885
                                                                                               ============          ============

See Notes to Consolidated Financial Statements (Item 8).

                       CONDENSED STATEMENTS OF OPERATIONS
                             STIFEL FINANCIAL CORP.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                      2001                    2000                     1999
                                                                      ----                    ----                     ----
REVENUES          Lease                                           $ 4,060,776             $  3,815,770             $ 2,598,206
                  Other                                              (317,690)                 469,805                 (76,961)
                                                                  -----------             ------------             -----------
                                                                    3,743,086                4,285,575               2,521,245
                                                                  -----------             ------------             -----------

EXPENSES          Depreciation and amortization                     4,203,807                4,067,328               2,690,033
                  Professional fees                                   271,624                  239,716                 176,140
                  Other operating expenses                          1,061,206                3,422,823                 799,400
                                                                  -----------             ------------             -----------
                                                                    5,536,637                7,729,867               3,665,573
                                                                  -----------             ------------             -----------

                  Loss before income taxes                         (1,793,551)              (3,444,292)             (1,144,328)
                  Benefit for income taxes                           (729,172)              (1,277,660)               (419,284)
                                                                  -----------             ------------             -----------

                  (Loss) gain before equity in net
                  Income of subsidiaries                           (1,064,379)              (2,166,632)               (725,044)
                  Equity in net income of subsidiaries              3,074,656               11,369,770               7,890,210
                                                                  -----------             ------------             -----------

                  Net income                                      $ 2,010,277             $  9,203,138             $ 7,165,166
                                                                  ===========             ============             ===========

See Notes to Consolidated Financial Statements (Item 8).

                       CONDENSED STATEMENTS OF CASH FLOWS
                             STIFEL FINANCIAL CORP.

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                   2001                 2000                1999
                                                                                   ----                 ----                ----
CASH FLOWS       Net income                                                    $ 2,010,277         $  9,203,138         $ 7,165,166
FROM OPERATING   Noncash items included in net income:
ACTIVITIES         Depreciation and amortization                                 4,203,807            4,067,328           2,690,033
                   Deferred items                                                       --              (93,295)           (592,807)
                   Undistributed income of subsidiaries, net of
                     dividends of $897,000, $6,189,088,
                     and $1,000,000, respectively                               (2,177,656)          (5,180,682)         (6,890,210)
                   Amortization and forfeitures of restricted stock
                     awards and stock benefits                                   1,796,564            1,156,558             853,387
                                                                               -----------         ------------         -----------
                                                                                 5,832,992            9,153,047           3,225,569
                                                                               -----------         ------------         -----------
                 (Increase) decrease in assets                                    (212,033)         (15,218,983)          3,707,007
                 Increase (decrease) in liabilities                               (135,297)          12,150,122          (2,622,521)
                                                                               -----------         ------------         -----------
                 Cash From Operating Activities                                  5,485,662            6,084,186           4,310,055
                                                                               -----------         ------------         -----------
CASH FLOWS       Proceeds from:
FROM FINANCING     Shares issued                                                 1,888,000            1,796,763           1,823,318
ACTIVITIES         Long-term debt                                                       --                   --           5,000,000
                 Payments for:
                   Purchase of stock for treasury                               (1,047,920)          (1,737,634)         (5,437,233)
                   Settlement of long-term debt                                         --             (370,000)                 --
                   Principal payments under capital lease                         (840,055)          (1,182,311)           (704,419)
                   Cash dividend                                                  (908,503)            (922,374)           (852,913)
                                                                               -----------         ------------         -----------
                 Cash From Financing Activities                                   (908,478)          (2,415,556)           (171,247)
                                                                               -----------         ------------         -----------
CASH FLOWS       Proceeds from:
FROM INVESTING     Distributions/sales received on investments                          --              361,892                  --
ACTIVITIES         Sales of office equipment and leasehold improvements                 --                3,000              13,241
                 Payments for:
                   Acquisition of investments                                      (67,080)                  --                  --
                   Acquisition of office equipment and leasehold
                     improvements                                               (4,509,605)          (4,038,521)         (4,152,049)
                                                                               -----------         ------------         -----------
                 Cash From Investing Activities                                 (4,576,685)          (3,673,629)         (4,138,808)
                                                                               -----------         ------------         -----------
                 Change in cash                                                        499               (4,999)                 --
                 Cash (beginning of period)                                          4,156                9,155               9,155
                                                                               -----------         ------------         -----------
                 Cash (end of period)                                          $     4,655         $      4,156         $     9,155
                                                                               ===========         ============         ===========

                 Supplemental disclosures of cash flow information
                     Schedule of Noncash Investing and Financing Activities
                       Fixed assets acquired under capital lease               $   355,000         $  1,885,000         $   924,000
                       Restricted stock awards and units, net of forfeitures   $ 3,341,000         $  5,888,000         $ 3,471,000
                       Employee stock ownership shares issued                  $   188,000         $    183,000         $   152,000
                       Stock dividends distributed                                      --                   --         $    77,000
                       Acquisition of Hanifen, Imhoff Inc.                              --         $  4,746,000                  --


See Notes to Consolidated Financial Statements (Item 8).

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                                             BALANCE AT      ADDITIONS                             BALANCE
                                                             BEGINNING    CHARGED TO COSTS                         AT END
DESCRIPTION                                                  OF PERIOD      AND EXPENSES       DEDUCTIONS         OF PERIOD
-----------                                                  ---------      ------------       ----------         ---------
YEAR ENDED DECEMBER 31, 2001
  Deducted from asset account:
    Allowances for doubtful accounts                          $104,435        $408,220        $  283,840(1)        $228,815
  Deducted from asset account:
    Allowances for doubtful notes receivables                  331,064         448,713           253,327(2)         526,450
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
  Deducted from asset account:
    Allowances for doubtful accounts                           555,891         578,849         1,030,305(1)         104,435
  Deducted from asset account:
    Allowances for doubtful notes receivables                  704,218          68,078           441,232(2)         331,064
  Deducted from asset account:
    Reserves for securities owned                              200,000              --           200,000(3)              --
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
  Deducted from asset account:
    Allowances for doubtful accounts                           555,891           5,309             5,309(1)         555,891
  Deducted from asset account:
    Allowances for doubtful notes receivables                  482,369         389,367           167,518(2)         704,218
  Deducted from asset account:
    Allowances for doubtful collection of other assets           3,586              --             3,586(1)              --
  Deducted from asset account:
    Reserves for securities owned                              200,000              --                --            200,000
---------------------------------------------------------------------------------------------------------------------------

(1)        Recovery of account

(2)        Uncollected notes written off and recoveries

(3)        Securities disposed of

                                  EXHIBIT INDEX

                     STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

EXHIBIT
NUMBER           DESCRIPTION

3. (a) Restated Certificate of Incorporation and as amended of Financial filed with the Secretary of State of Delaware on May 31, 2001, incorporated herein by reference to Exhibit 3.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended June 30, 2001.

   (b) Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3.(b)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for fiscal year ended July 30, 1993.

4. (a) Preferred Stock Purchase Rights of Financial, incorporated herein by reference to Financial's Registration Statement on Form 8-A (File No. 1-9305) filed July 30, 1996.

10.(a)(1)   Employment Agreement with George H. Walker III dated August 21,
            1987, incorporated herein by reference to Exhibit 10.(c) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987.*

   (a)(2) First Amendment to Employment Agreement with George H. Walker III, incorporated herein by reference to Exhibit 10.(a)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1992.*

   (b) Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Financial's Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

   (c) 1983 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 4.(a) to Financial's Registration Statement on Form S-8 (Registration File No. 2-94326) filed November 14, 1984.*

   (d) 1985 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 28C to Financial's Registration Statement on Form S-8, as amended (Registration File No. 33-10030) filed November 7, 1986.*

   (e) 1987 Non-qualified Stock Option Plan of Financial, incorporated herein by reference to Exhibit 10.(h) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987.*

   (f) Amendment to 1983 Incentive Stock Option Plan, 1985 Incentive Stock Option Plan, and 1987 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.(f) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 28, 1989.*

   (g) Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

   (h) Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999.*

   (i) 1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1997.*

   (j)(1) Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*

   (j)(2) Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998.*

   (k) Loan Agreement with Western & Southern Life Insurance Company dated February 24, 1999, including amendments thereto, incorporated herein by reference to Exhibit 10.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended
            June 30, 2001.

   (l) 1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Annex B of Financial's Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999.*

   (m) Equity Incentive Plan for Non-Employee Directors of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000.*

   (n) Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001.*

   (o) Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001.*

   (p) Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002.*

   (q) Promissory Note dated August 1, 1999 from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated.*

   (r) Promissory Note dated March 5, 2002 from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated.*

21.   List of Subsidiaries of Financial, filed herewith.

23.   Consent of Independent Auditors, filed herewith.


* Management contract or compensatory plan or arrangement.