Form 10-K/A
period 2001-12-31
STIFEL FINANCIAL CORP
filed 2002-04-09
CIK 720672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held May 9, 2002, are incorporated by reference in Part III hereof. Exhibit Index located on pages 4 and 5.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed solely to file certain additional exhibits. The remaining portions of the original Form 10-K are not being amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (3) Exhibits: See Exhibit Index on pages 4 and 5 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 8th day of April 2002.

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

   (l) 1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Annex B of Financial's Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999.*

   (m) Equity Incentive Plan for Non-Employee Directors of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000.*

   (n) Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001.*

   (o) Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001.*

   (p) Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002.*

   (q) Promissory Note dated August 1, 1999 from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001 filed on March 27, 2002.*

   (r) Promissory Note dated March 5, 2002 from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001 filed on March 27, 2002.*

   (s)      Stock Unit Agreement with James M. Zemlyak dated January 11, 2000.*

   (t)      Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998.*

   (u) Amended and Restated Promissory Note dated December 21, 1998 from Ronald J. Kruszewski payable to Financial.*

   (v) Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

   (w) Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

   (x) Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated dated June 11, 2001, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

21. List of Subsidiaries of Financial, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001 filed on March 27, 2002.


23. Consent of Independent Auditors, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001 filed on March 27, 2002.



* Management contract or compensatory plan or arrangement.