Form 10-Q
period 2002-03-31
STIFEL FINANCIAL CORP
filed 2002-05-15
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at May 1, 2002: 7,362,986, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

March 31, 2002

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition -- March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations -- Three Months Ended March 31, 2002	4
Consolidated Statements of Cash Flows-- Three Months Ended March 31, 2002 and March 31, 2001	5
Notes to Consolidated Financial Statements	6 - 9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 -13
Item 3. Quantitative and Qualitative Disclosure about Market Risk	14

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 4. Submissions of Matters to a Vote of Securities Holders	14-15
Item 6. Exhibit(s) and Report(s) on Form 8-K	15
Signatures	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except par values and share amounts)
	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 13,048	$ 16,314
Cash segregated for the exclusive benefit of customers	169	191
Receivable from brokers and dealers	46,601	49,800
Receivable from customers, net of allowance for doubtful receivables of $229	286,305	264,155
Securities owned, at fair value	15,162	7,530
Securities owned and pledged, at fair value	16,508	17,816
Investments	31,259	31,183
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $18,457 and $18,661, respectively	7,436	10,479
Goodwill, net of accumulated amortization of $1,127	3,807	3,807
Notes receivable from and advances to officers and employees, net of allowance for doubtful receivables from former employees of $526	20,725	21,733
Deferred income tax	4,946	6,062
Other assets	14,266	11,026
Total Assets	$460,695	$440,559
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings	$ 82,075	$ 66,800
Payable to brokers and dealers	181,342	149,739
Payable to customers	28,463	44,077
Securities sold, but not yet purchased, at fair value	7,262	2,552
Drafts payable	14,223	20,968
Accrued employee compensation	9,620	16,645
Obligations under capital leases	1,076	1,285
Accounts payable and accrued expenses	17,134	22,644
Long-term debt	10,000	10,000
Other	25,771	24,598
Total Liabilities	376,966	359,308
Subordinated Debt	2,629	2,629
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 7,675,781 shares	1,152	1,152
Additional paid-in capital	50,233	49,595
Retained earnings	35,395	33,929
	86,780	84,676
Less:
Treasury stock, at cost, 312,795 and 357,962 shares, respectively	3,317	3,628
Unamortized expense of restricted stock awards	18	29
Unearned employee stock ownership plan shares, at cost, 183,007 and 187,073 shares, respectively	2,345	2,397
Total Stockholders' Equity	81,100	78,622
Total Liabilities and Stockholders' Equity	$460,695	$440,559

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
REVENUES
Commissions	$ 19,438	$ 20,475
Principal transactions	8,522	6,987
Investment banking	10,841	8,216
Interest	3,684	6,448
Other	6,602	6,361
Total revenues	49,087	48,487
Less: Interest expense	1,284	3,639
Net revenues	47,803	44,848

NON-INTEREST EXPENSES
Employee compensation and benefits	33,109	30,380
Occupancy and equipment rental	4,515	4,147
Communications and office supplies	2,571	2,929
Commissions and floor brokerage	871	954
Other operating expenses	3,890	3,804
Total non-interest expenses	44,956	42,214
Income before income taxes	2,847	2,634

Provision for income taxes	1,146	1,060

Net income	$ 1,701	$ 1,574

Earnings per share:
Basic	$ 0.24	$ 0.22
Diluted	$ 0.21	$ 0.20
Dividends declared per share	$ 0.03	$ 0.03
Average common equivalent Shares outstanding:
Basic	7,229	7,155
Diluted	8,104	7,989

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)

Three Months Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,701	$ 1,574
Noncash and nonoperating items included in earnings:
Depreciation and amortization	844	994
Bonus notes amortization	1,514	1,133
(Gain)/losses on investments	286	429
Deferred items	1,395	397
Amortization of restricted stock awards, units, and stock benefits	585	466
	6,325	4,993
Decrease (increase) in assets:
Operating receivables	(18,951)	(175)
Cash segregated for the exclusive benefit of customers	22	(1)
Securities owned	(6,324)	(9,158)
Notes receivable from officers and employees	(506)	(2,611)
Other assets	(3,542)	3,355
Increase (decrease) in liabilities:
Operating payables	15,989	(4,650)
Securities sold, but not yet purchased	4,710	(1,548)
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(19,326)	(17,505)
Cash Flows From Operating Activities	(21,603)	(27,300)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	67	- -
Payments for:
Acquisition of office equipment and leasehold improvements	(706)	(1,631)
Acquisition of investments	- -	(91)
Cash Flows From Investing Activities	(639)	(1,722)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	15,275	26,200
Proceeds from:
Issuance of stock	1,483	1,517
Sale/leaseback of office equipment	3,951	- -
Payments for:
Purchase of stock for treasury	(1,288)	(159)
Principal payments under capital lease obligation	(210)	(216)
Cash dividends	(235)	(232)
Cash Flows From Financing Activities	18,976	27,110
Decrease in cash and cash equivalents	(3,266)	(1,912)
Cash and cash equivalents -beginning of period	16,314	14,589
Cash and Cash Equivalents -end of period	$ 13,048	$ 12,677
Supplemental disclosure of cash flow information:
Income tax payments	$ 1,475	$ 818
Interest payments	$ 1,161	$ 4,007
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 42	$ 45
Restricted stock awards and stock units, net of forfeitures	$ 1,800	$ 1,374

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

At March 31, 2002, SN & Co. had net capital of $42,696,194, which was 13.13% of its aggregate debit items, and $36,190,292 in excess of the minimum required net capital.

NOTE C - FINANCIAL INSTRUMENTS

The Company receives collateral in connection with securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At March 31, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $388,453,000 and the fair value of the collateral that had been sold or repledged was $298,507,000.

NOTE D - SALE-LEASEBACK TRANSACTION

During the quarter, the Company entered into a sale-leaseback arrangement of $4.0 million for certain office furniture and equipment. The lease expires on February 2005 with an option to purchase the equipment at the higher of market value or 15% of the original purchase price. The Company makes quarterly payments of $320,000. At the time of the sale the Company's recorded net book value for the equipment was $2.8 million resulting in a deferred gain of $1.2 million, which will be amortized ratably over the life of the lease. The transaction will be accounted for as an operating lease.

NOTE E -SEGMENT REPORTING

The Company's reportable segments include Private Client Group, Equity Capital Markets, Fixed Income Capital Markets and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. Investment advisory fees, clearing income and venture capital activities are included in Other.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended March 31,	Increase / (Decrease

	2002	2001	$ Amount	Percent
Net Revenues
Private Client Group	$ 34,972	$ 32,366	$ 2,606	8%
Equity Capital Markets	8,895	5,798	3,097	53%
Fixed Income Capital Markets	2,402	4,476	(2,074)	-46%
Other	1,534	2,208	(674)	-31%
Total Net Revenues	$ 47,803	$ 44,848	$ 2,955	7%
Operating Contribution
Private Client Group	$ 5,095	$ 3,933	$ 1,162	30%
Equity Capital Markets	2,598	1,165	1,433	123%
Fixed Income Capital Markets	(196)	1,367	(1,563)	N/A
Other/ Unallocated Overhead	(4,650)	(3,831)	(819)	N/A
Pre-Tax Income	$ 2,847	$ 2,634	$ 213	8%

The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE F -EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted earnings per share calculation for the three months ended March 31, are as follows (in thousands, except per share amounts):

Three Months Ended March 31,
2002	2001
Income Available to Common Stockholders
Net Income	$ 1,701	$ 1,574

Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,229	7,155
Potential Common Shares From Employee Benefit Plans	875	834
Diluted Weighted Average Shares Outstanding	8,104	7,989

Basic Earnings Per Share	$ 0.24	$ 0.22
Diluted Earnings Per Share	$ 0.21	$ 0.20

NOTE G - SUBSEQUENT EVENTS

On April 25,2002 the Company completed the offering of 1,380,000 shares of 9% cumulative Trust Preferred Securities for $34.5 million (net proceeds of approximately $32.8 million after offering expenses of approximately $275,000 and underwriting commissions). The preferred securities represent an indirect interest in junior subordinated debentures purchased from the Company by Stifel Financial Capital Trust I, a Delaware Trust and wholly owned subsidiary of the Company. The preferred securities may be redeemed no earlier than June 30, 2007 but no later than June 30, 2032. Distributions of the cumulative cash distributions will be made quarterly. Undistributed payments will accumulate interest of 9% per annum compounded quarterly.

On April 30, 2002, the Company extinguished the $10.0 million principal amount of long term debt to Western and Southern Life Insurance Company, a significant shareholder, due June 30, 2004 bearing interest of 8.0% per annum.

On May 9, 2002, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share, payable on June 6, 2002 to stockholders of record as of the close of business on May 23, 2002.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and in August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The Statements were effective for the Company's consolidated financial statements on January 1, 2002. The adoption of the provisions of these statements did not have a material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Asset." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. The following is unaudited pro forma financial data for the combined operations, assuming the adoption had taken place on January 1, 2001.

(in thousands, except per share amounts)	Three Months Ended March 31, 2001
Reported Net Income	$ 1,574
Add Back: Goodwill Amortization	$ 33
Adjusted Net Income	$ 1,607

Reported and Adjusted Basic Earnings Per Share	$ 0.22
Reported and Adjusted Diluted Earnings Per Share	$ 0.20

The Company has not performed the initial impairment test, but believes that the adoption of the provisions SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of the provisions of these statements is not expected to have a material impact on the Company's consolidated financial statements.

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

Critical Accounting Policies

For a description of critical accounting policies, including those which involve varying degrees of judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In addition, see Note A of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more comprehensive listing of significant accounting policies.

Business Environment

The financial markets began the first quarter of 2002 on a languid note as investor confidence continued to be shaken on news of questionable accounting practices, mixed signals on the economic recovery, and weak corporate earnings. The major market indices, the Dow Jones Industrial Average ("Dow"), the NASDAQ composite and the Standard and Poors 500 Index ("S&P"), reflected the lack of investor confidence and the effects of the news. The Dow increased 3.8% from the December 31, 2001 mark of 10,022 to 10,404 at March 31, 2002 driven by economically sensitive stocks. The NASDAQ composite fell 5.4% to 1,845 at March 31, 2002 from 1,950 at December 31, 2001 mainly due to continued weakness of the technology sector. The S&P remained relatively unchanged. Daily share volumes on both the New York Stock Exchange and the NASDAQ declined 5 % from December 31, 2001 to March 31, 2002. The Company's trading volume declined 4%, in the first quarter of 2002 compared to the prior year fourth quarter, reflecting declines in individual investor trading volume experienced industry-wide.

In the discussion to follow, results for the three months ended March 31, 2002 will be compared to the results for the three months ended March 31, 2001. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. See Note A of Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three months ended March 31, 2002 as compared to March 31, 2001.

Increase (Decrease) (Dollars in thousands)	Amount	Percentage
REVENUES:
Commissions	$ (1,037)	(5)%
Principal transactions	1,535	22%
Investment banking	2,625	32%
Interest	(2,764)	(43)%
Other	241	4%
Total Revenues	600	1%
Less: Interest expense	(2,355)	(65)%
Net Revenues	2,955	7%

NON-INTEREST EXPENSES:
Employee compensation and benefits	2,729	9%
Occupancy and equipment rental	368	9%
Communications and office supplies	(358)	(12)%
Commissions and floor brokerage	(83)	(9)%
Other operating expenses	86	2%
Total non-interest expenses	2,742	6%

Three months ended March 2002 as compared to three months ended March 2001

The Company recorded net earnings of $1.7 million or $0.21 per diluted share on net revenues of $47.8 million for the three months ended March 31, 2002 compared to net earnings of $1.6 million or $0.20 per diluted share on net revenues of $44.8 million for the same period one year earlier.

Net revenues increased $3.0 million (7%) resulting from increases in principal transactions, investment banking and other revenues which increased $1.5 million (22%), $2.6 million (32%), and $241,000 (4%) respectively, offset by decreases in commissions and net interest of $1.0 million (5%), and $409,000 (15%).

Revenues from principal transactions increased $1.5 million as a result of increased trading activity in corporate and municipal bonds as investors sought alternatives to equity based products.

Investment banking revenues increased principally due to an increase in corporate finance revenue of $4.3 million (91%) offset by a decrease in municipal finance revenue of $1.7 million (50%). Corporate finance fee income increased due to an increase in the number of managed equity offerings from three in the first quarter of 2001 to eight in the first quarter of 2002. Municipal finance revenue decreased due to a decrease in the number of senior or co-managed underwritings during the first quarter of 2002 resulting from declining economic conditions and a decrease in the number of refinancings as municipalities and institutions took advantage of the reduced interest rates in 2001.

Net interest income declined $409,000(15%) due to a $2.8 million decrease in interest income, principally resulting from decreased borrowings by customers and decreased rates charged to those customers. The decrease in interest income was offset by a $2.4 million decrease in interest expense, resulting from decreased short term borrowings, along with decreased rates on those borrowings, and decreased stock loan activity by the Company to finance customer borrowings on margin accounts. Average short-term borrowings decreased $17.6 million primarily for customer collaterized bank borrowings and stock loan activity, with a 63% decrease in rates.

Revenues from commissions or agency transactions decreased due to the decline in demand for equity based products resulting from poor market conditions.

Total non-interest expenses increased $2.7 million (6%), primarily resulting from an increase in the employee compensation and benefits. Non-interest expenses excluding employee compensation and benefits were essentially unchanged as compared to the prior year first quarter.

Employee compensation and benefits, a significant portion of the Company's expenses, increased $2.7 million (9%) primarily resulting from an increase in variable employee compensation, principally investment executive compensation and incentive based compensation which increased in conjunction with increased production and profitability.

Business Segment Results

The Private Client Group recorded an increase in net revenues of $2.6 million (8.0%) to $35.0 million from $32.4 million principally as a result of commissions generated from underwriting activities of the Equity Capital Markets offset by decreased margin interest income.

Equity Capital Markets recorded an increase in net revenues of $3.1 million (53%) due to significant management and advisory fees and an increase in the number of lead or co-managed underwritings from three in the first quarter of 2001 to eight in the first quarter of 2002.

Fixed Income Capital Markets recorded a decrease in net revenues of $ 2.1 million (46%) to $2.4 million from $4.5 million resulting principally from a decrease in the number of senior or co managed municipal underwritings resulting from slowed economic conditions and a decrease in the number of refinancings as municipalities and institutions took advantage of the reduced interest rates during 2001.

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

During the first three months of 2002, the Company repurchased 112,141 shares, using existing board authorizations, at an average price of $11.49 per share, to meet obligations under the Company's employee benefit plans.

Management believes the funds from operations, available informal short-term credit arrangements, and issuance of $34.5 million of preferred securities will provide sufficient resources to meet the present and anticipated financing needs.

On April 25, 2002 the Company completed the offering of 1,380,000 shares of its 9% cumulative Trust Preferred Securities for net proceeds of approximately $32.8 million after offering expenses of approximately $275,000 and underwriting commissions. The proceeds were used to repay short-term borrowings from banks with weighted average interest rates on those borrowings of 2.3%. In addition, the Company repaid $10.0 million principal amount of long term indebtedness, due to June 30, 2004, payable to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0% per annum. In addition the Company will utilize proceeds from the offering for general corporate purposes, to repurchase shares of the Company's common stock and to finance future expansion activities.

On May 9, 2002, the Company's board of directors authorized the repurchase of up to 750,000 additional shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes. This authorization is in addition to Stifel's previously announced stock repurchase plan. Further, the Company announced the elimination of future dividends on its common stock.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At March 31, 2002, Stifel, Nicolaus had net capital of approximately $42.7 million which exceeded the minimum net capital requirements by approximately $36.2 million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and in August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The Statements were effective for the Company's consolidated financial statements on January 1, 2002. The adoption of the provisions of these statements did not have a material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Asset." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. The following is unaudited pro forma financial data for the combined operations, assuming the adoption had taken place on January 1, 2001.

(in thousands, except per share amounts)	Three Months Ended March 31, 2001
Reported Net Income	$ 1,574
Add Back: Goodwill Amortization	$ 33
Adjusted Net Income	$ 1,607

Reported and Adjusted Basic Earnings Per Share	$ 0.22
Reported and Adjusted Diluted Earnings Per Share	$ 0.20

The Company has not performed the initial impairment test, but believes that the adoption of the provisions SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of the provisions of these statements is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Such information is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 9, 2002. Of 7,367,885 shares issued, outstanding and eligible to be voted at the meeting, 6,649,988 shares, constituting a quorum, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of security holders at the meeting.

1. Election of Three Class I Directors. The first matter submitted was the election of three Class I director nominees to the Board of Directors, each to continue in office until the year 2005. Upon tabulation of the votes cast, it was determined that all three-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
Robert J. Baer	6,584,415	65,573
Bruce A. Beda	6,594,079	55,909
Ronald J. Kruszewski	6,619,094	30,894

Because the Company has a staggered Board, the term of office of the following named Class I and II directors, who were not up for election at the 2002 annual meeting, continued after the meeting:

Class II (to continue in office until 2003)

Charles A. Dill

Richard F. Ford

John J. Goebel

Walter F. Imhoff

Class III (to continue in office until 2004)

Robert E. Lefton

Scott B. McCuaig

James M. Oates

George H. Walker III

  Proposal to Approve the 2003 Employee Stock Purchase Plan. The second matter, a proposal to approve the 2003 Employee Stock Purchase Plan, was approved by a majority of the 7,367,885 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	4,703,791
Against	62,195
Abstain	14,095
Non-Vote	1,869,907

  Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The fourth matter, a proposal to ratify the appointment of Deloitte as the Company's independent auditors for the year ending December 31, 2002, was approved by a majority of the 7,367,885 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	6,628,176
Against	10,157
Abstain	11,655

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits: None.

  Report(s) on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

The Company filed a report on Form 8-K dated April 17, 2002. This report Form 8-K contained information under Item 5. Other Events. Stifel Financial Corp., a Delaware corporation, and Stifel Financial Capital Trust I, a Delaware business trust (the "Trust" and, together with the Company, the "Offerors"), entered into an Underwriting Agreement providing for the sale by the Trust to the underwriters named therein of $30,000,000 of 9.00% Cumulative Trust Preferred Securities (liquidation amount $25 per preferred security) (the "Securities"). The Offerors granted the underwriters an option to purchase up to $4,500,000 additional Securities solely to cover over-allotments. This Form 8-K was filed solely to file certain exhibits previously filed as exhibits to the Registration Statement on Form S-3 filed by the Offerors with the Securities and Exchange Commission (the "Commission") on March 27, 2002, which have been amended as a result of the Registration Statement on Form S-3 filed by the Offerors with the Commission on April 17, 2002, pursuant to Rule 462(b) under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 15, 2002	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 15, 2002	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)