Form 10-Q
period 2002-06-30
STIFEL FINANCIAL CORP
filed 2002-08-14
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at August 1, 2002: 7,097,292, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

June 30, 2002

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition -- June 30, 2002 and December 31, 2001	3
Consolidated Statements of Operations -- Three and Six Months Ended June 30, 2002	4
Consolidated Statements of Cash Flows-- Six Months Ended June 30, 2002 and June 30, 2001	5
Notes to Consolidated Financial Statements	6 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 16
Item 3. Quantitative and Qualitative Disclosure about Market Risk	16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 6. Exhibit(s) and Report(s) on Form 8-K	17
Signatures and Certification	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except par values and share amounts)
	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 14,442	$ 16,314
Cash segregated for the exclusive benefit of customers	30	191
Receivable from brokers and dealers	47,138	49,800
Receivable from customers, net of allowance for doubtful receivables of $329
and $229, respectively	281,914	264,155
Securities owned, at fair value	32,763	7,530
Securities owned and pledged, at fair value	14,332	17,816
Investments	30,840	31,183
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $18,741 and $18,661, respectively	7,218	10,479
Goodwill, net of accumulated amortization of $1,127	3,807	3,807
Notes receivable from and advances to officers and employees, net of allowance for doubtful receivables from former employees of $417
and $526, respectively	21,379	21,733
Deferred income tax	4,337	6,062
Other assets	17,920	11,026
Total Assets	$476,583	$440,559
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings	$ 62,700	$ 66,800
Payable to brokers and dealers	182,910	149,739
Payable to customers	33,683	44,077
Securities sold, but not yet purchased, at fair value	6,479	2,552
Drafts payable	14,634	20,968
Accrued employee compensation	14,055	16,645
Obligations under capital leases	862	1,285
Accounts payable and accrued expenses	17,214	22,644
Long-term debt	- -	10,000
Guaranteed Preferred Beneficial Interest in Subordinated Debt Securities	34,500	- -
Other	24,598	24,598
	391,635	359,308
Subordinated Debt	2,555	2,629

Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares;
none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,152	1,152
Additional paid-in capital	51,281	49,595
Retained earnings	37,224	33,929
	89,657	84,676
Less:
Treasury stock, at cost, 435,653 and 357,962 shares, respectively	4,958	3,628
Unamortized expense of restricted stock awards	13	29
Unearned employee stock ownership plan shares, at cost, 178,941
and 187,073 shares, respectively	2,293	2,397
Total Stockholders' Equity	82,393	78,622
Total Liabilities and Stockholders' Equity	$476,583	$440,559

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Commissions	$ 18,601	$ 18,498	$ 38,040	$ 38,973
Principal transactions	8,317	8,825	16,838	15,812
Investment banking	13,749	7,667	24,590	15,883
Interest	3,842	6,062	7,526	12,510
Other	6,843	6,597	13,445	12,958
Total revenues	51,352	47,649	100,439	96,136
Less: Interest expense	1,804	3,445	3,088	7,084
Net revenues	49,548	44,204	97,351	89,052

NON-INTEREST EXPENSES
Employee compensation and benefits	33,057	29,392	66,167	59,772
Occupancy and equipment rental	4,657	4,379	9,172	8,526
Communications and office supplies	2,836	2,751	5,406	5,680
Commissions and floor brokerage	807	829	1,678	1,784
Other operating expenses	4,773	5,578	8,663	9,381
Total non-interest expenses	46,130	42,929	91,086	85,143
Income before income taxes	3,418	1,275	6,265	3,909

Provision for income taxes	1,373	481	2,519	1,541

Net income	$ 2,045	$ 794	$ 3,746	$ 2,368

Earnings per share:
Basic	$ 0.29	$ 0.11	$ 0.52	$ 0.33
Diluted	$ 0.25	$ 0.10	$ 0.45	$ 0.30
Dividends declared per share	- -	$ 0.03	$ 0.03	$ 0.06
Average common equivalent Shares outstanding:
Basic	7,123	7,176	7,176	7,165
Diluted	8,308	8,044	8,287	8,021

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)
	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,746	$ 2,368
Noncash and nonoperating items included in earnings:
Depreciation and amortization	1,627	2,051
Bonus notes amortization	2,716	2,487
Losses on investments	696	1,023
Deferred items	2,196	1,112
Amortization of restricted stock awards, units,
and stock benefits	1,317	858
	12,298	9,899
Decrease (increase) in assets:
Operating receivables	(15,097)	3,027
Cash segregated for the exclusive benefit of customers	161	(2)
Securities owned	(21,748)	(23,070)
Notes receivable from officers and employees	(2,362)	(7,451)
Other assets	(5,626)	(1,691)
Increase (decrease) in liabilities:
Operating payables	22,777	9,906
Securities sold, but not yet purchased	3,927	(1,504)
Drafts payable, accrued employee compensation,
and accounts payable and accrued expenses	(15,435)	(19,360)
Cash Flows From Operating Activities	(21,105)	(30,246)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	67	344
Payments for:
Acquisition of office equipment and leasehold
improvements	(1,343)	(3,201)
Acquisition of investments	(32)	(170)
Cash Flows From Investing Activities	(1,308)	(3,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(4,100)	31,775
Proceeds from:
Issuance of stock	1,895	1,610
Sale/leaseback of office equipment	3,951	- -
Issuance of Guaranteed Preferred Beneficial Interest in
Subordinated Debt Securities	34,500	- -
Payments for:
Purchase of stock for treasury	(3,173)	(290)
Settlement of long-term debt	(10,000)	- -
Offering cost associated with issuing Preferred Securities	(1,657)
Principal payments under capital lease obligation	(423)	(419)
Cash dividends	(452)	(462)
Cash Flows From Financing Activities	20,541	32,214
Decrease in cash and cash equivalents	(1,872)	(1,059)
Cash and cash equivalents -beginning of period	16,314	14,589
Cash and Cash Equivalents -end of period	$ 14,442	$ 13,530
Supplemental disclosure of cash flow information:
Income tax payments	2,938	2,793
Interest payments	2,623	7,260
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 94	$ 94
Restricted stock awards and stock units, net of forfeitures	$ 2,463	$ 1,529
Deferred Compensation converted to subordinated borrowings	$ - -	$ 2,629

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

At June 30, 2002, SN & Co. had net capital of $38,589,919, which was 11.79% of its aggregate debit items, and $32,044,551 in excess of the minimum required net capital.

NOTE C - FINANCIAL INSTRUMENTS

The Company receives collateral in connection with securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At June 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $382,513,000 and the fair value of the collateral that had been sold or repledged was $268,719,000.

NOTE D - SALE-LEASEBACK TRANSACTION

During the first quarter, the Company entered into a $4.0 million sale-leaseback arrangement for certain office furniture and equipment. The lease expires on February 2005 with an option to purchase the equipment at the higher of market value or 15% of the original purchase price. The Company makes quarterly payments of $320,000. At the time of the sale, the Company's recorded net book value for the equipment was $2.9 million resulting in a deferred gain of $1.1 million, which will be amortized ratably over the life of the lease. The transaction will be accounted for as an operating lease.

NOTE E - GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT SECURITIES

On April 25, 2002 the Company completed the offering of 1,380,000 shares of 9% cumulative Trust Preferred Securities ("preferred securities") for $34.5 million (net proceeds of approximately $32.8 million after offering expenses of approximately $275,000 and underwriting commissions). The preferred securities represent an indirect interest in junior subordinated debentures purchased from the Company by Stifel Financial Capital Trust I, a Delaware Trust and wholly owned subsidiary of the Company. The preferred securities may be redeemed no earlier than June 30, 2007 but no later than June 30, 2032. Distributions of the cumulative cash distributions will be made quarterly. Undistributed payments will accumulate interest of 9% per annum compounded quarterly.

NOTE F - LONG-TERM DEBT

On April 30, 2002 the Company extinguished the $10.0 million principal amount, as allowed by the agreement, of long term debt to Western and Southern Life Insurance Company, a significant shareholder, due June 30, 2004 bearing interest of 8.0% per annum.

NOTE G - LEGAL PROCEEDINGS

The Company is a defendant in Robert M. Cochran v. Stifel Financial Corp, a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both recently filed in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, Stifel, Nicolaus & Company, Incorporated. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. Due to the unspecified amount of these claim, the Company can not reasonably estimate the amount sought for indemnification.

The Company has made no provision or allowance for any exposure it might have in these two lawsuits. Based on information currently available, management does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period.

The Company is also a defendant in other lawsuits arising in the normal course of the securities business. Although the outcome of litigation is always uncertain, based on its understanding of the facts, management does not believe the ultimate resolution of any of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

NOTE H -SEGMENT REPORTING

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

Information concerning operations in these segments of business is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2002	2001	2002	2001
Private Client Group	$ 34,663	$ 31,877	$ 69,635	$ 64,243
Equity Capital Markets	8,930	5,290	17,825	11,088
Fixed Income Capital Markets	4,771	5,182	7,173	9,658
Other	1,184	1,855	2,718	4,063
Total Net Revenues	$ 49,548	$ 44,204	$ 97,351	$ 89,052
Operating Contribution
Private Client Group	$ 4,975	$ 3,845	$ 10,069	$ 7,779
Equity Capital Markets	2,260	293	4,858	1,458
Fixed Income Capital Markets	1,391	1,752	1,195	3,119
Other/ Unallocated Overhead	(5,208)	(4,615)	(9,857)	(8,447)
Pre-Tax Income	$ 3,418	$ 1,275	$ 6,265	$ 3,909

The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE I -EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted earnings per share calculation for the three and six months ended June 30, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income Available to Common Stockholders
Net Income	$ 2,045	$ 794	$ 3,746	$ 2,368
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	7,123	7,176	7,176	7,165
Potential Common Shares From Employee Benefit Plans	1,185	868	1,111	856
Diluted Weighted Average Shares Outstanding	8,308	8,044	8,287	8,021
Basic Earnings Per Share	$ 0.29	$ 0.11	$ 0.52	$ 0.33
Diluted Earnings Per Share	$ 0.25	$ 0.10	$ 0.45	$ 0.30

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and in August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The Statements were effective for the Company's consolidated financial statements on January 1, 2002. The adoption of the provisions of these statements did not have any impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Asset." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. The following is unaudited pro forma financial data for the combined operations, assuming that goodwill was not amortized in 2001.

(in thousands, except per share amounts)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Goodwill Amortization, net of tax	$ 34	$ 68
Net Income	$ 828	$ 2,436

Basic Earnings Per Share	$ 0.11	$ 0.34
Diluted Earnings Per Share	$ 0.10	$ 0.30

The Company has performed the transitional impairment analysis, required upon adoption of SFAS No. 142, and has determined that there is no impairment of the carrying value of goodwill. Goodwill will be tested annually for impairment. Additionally, the Company does not have any other intangible assets.

The amount of goodwill allocated to each segment is as follows:

Private Client Group	$ 951
Equity Capital Markets	1,180
Fixed Income Capital Markets	1,180
Other	496
Total Goodwill	$ 3,807

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statement No.4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for the early retirement of debt. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 1, 2002 with early application encouraged.

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

Business Environment

The financial markets began the first half of 2002 on a languid note as investor confidence continued to be shaken on news of questionable accounting practices, mixed signals on the economic recovery, and weak corporate earnings. The major market indices, the Dow Jones Industrial Average ("Dow"), the NASDAQ composite and the Standard and Poors 500 Index ("S&P"), reflected the lack of investor confidence and the effects of the news. The Dow fell 7.8% from the December 31, 2001 mark of 10,022 to 9,243 at June 30, 2002 driven by economically sensitive stocks. The NASDAQ composite was off 25.0% to 1,463 at June 30, 2002 from 1,950 at December 31, 2001 mainly due to continued weakness of the technology sector. The S&P was down 14% to 990 at June 30, 2002 from 1,148 at December 31 2001.

In the discussion to follow, results for the three and six months ended June 30, 2002 will be compared to the results for the three and six months ended June 30, 2001. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. See Note A of Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three and six months ended June 30, 2002 as compared to June 30, 2001.

	Three Months Ended		Six Months Ended
Increase (Decrease) (Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ 103	1%	$ (933)	(2)%
Principal transactions	(508)	(6)%	1,026	6%
Investment banking	6,082	79%	8,707	55%
Interest	(2,220)	(37)%	(4,984)	(40)%
Other	246	4%	487	4%
Total Revenues	3,703	8%	4,303	4%
Less: Interest expense	(1,641)	(48)%	(3,996)	(56)%
Net Revenues	5,344	12%	8,299	9%

NON-INTEREST EXPENSES:
Employee compensation and benefits	3,665	12%	6,395	11%
Occupancy and equipment rental	278	6%	646	8%
Communications and office supplies	85	3%	(274)	(5)%
Commissions and floor brokerage	(22)	(3)%	(106)	(6)%
Other operating expenses	(805)	(14)%	(718)	(8)%
Total non-interest expenses	3,201	7%	5,943	7%

Six months ended June 2002 as compared to six months ended June 2001

The Company recorded net income of $3.7 million or $0.45 per diluted share on net revenues of $97.4 million for the six months ended June 30, 2002 compared to net income of $2.4 million or $0.30 per diluted share on net revenues of $89.1 million for the same period one year earlier.

Net revenues increased $8.3 million (9%) resulting from increases in principal transactions, investment banking and other revenues which increased $1.0 million (6%), $8.7 million (55%), and $487,000 (4%) respectively, offset by decreases in commissions and net interest of $933,000 (2%), and $988,000 (18%).

Revenues from principal transactions increased $1.0 million as a result of increased trading activity in corporate and municipal bonds as investors sought alternatives to equity based products.

Investment banking revenues increased principally due to an increase in corporate finance revenue of $10.5 million (120%) offset by a decrease in municipal finance revenue of $1.8 million (25%). Corporate finance fee income increased due to an increase in the number of managed equity offerings from eight in the first six months of 2001 to 25 in the first six months of 2002. Municipal finance revenue decreased due to a decrease in the number of senior or co-managed underwritings from 88 during the first six months of 2001 to 64 during the first six months of 2002 resulting from declining economic conditions and a decrease in the number of refinancings as municipalities and institutions took advantage of the reduced interest rates in 2001.

Net interest income declined $988,000 (18%) due to a $5.0 million decrease in interest income, principally resulting from decreased borrowings by customers and decreased rates charged to those customers. The decrease in interest income was offset by a $4.0 million decrease in interest expense, resulting from decreased short term borrowings, along with decreased rates on those borrowings, and decreased stock loan activity by the Company to finance customer borrowings on margin accounts.

Average short-term borrowings decreased $61.3 million primarily for customer collaterized bank borrowings and stock loan activity, with a 54% decrease in rates.

Revenues from commissions on agency transactions decreased due to the decline in demand for equity based products resulting from poor market conditions.

Other revenues increased due principally to increased money market account fees.

Total non-interest expenses increased $5.9 million (7%), primarily resulting from an increase in the employee compensation and benefits. Non-interest expenses excluding employee compensation and benefits decreased $452,000 (2%) as commission and floor brokerage, communication and office supplies and other operating expenses decreased $106,000 (6%), $274,000 (5%) and $718,000 (8%) respectively, offset by an increase in occupancy and equipment rental of $646,000 (8%).

Communication and office supplies decreased due primarily to a decrease in office supplies expense resulting from the Company's cost containment program.

Employee compensation and benefits, a significant portion of the Company's expenses, increased $6.4 million (11%) primarily resulting from an increase in variable employee compensation of $7.2 million (17%), principally investment executive compensation and incentive based compensation which increased in conjunction with increased production and profitability, offset by a decrease of fixed compensation and benefits of $841,000 (5%).

Other operating expenses decreased $718,000 (8%) principally due to decreased travel and entertainment costs resulting from the Company's cost containment program.

Three months ended June 2002 as compared to three months ended June 2001

The Company recorded net income of $2.0 million or $0.25 per diluted share on net revenues of $49.5 million for the quarter ended June 30, 2002 compared to net income of $794,000 or $0.10 per diluted share on total revenues of $44.2 million for the comparable quarter of 2001.

Net revenues increased $5.3 million (12%) resulting from increases in commissions, investment banking and other income of $103,000 (1%), $6.0 million (79%) and $246,000 (4%) respectively, offset by decreases in principal transactions and net interest of $509,000 (6%) and $579,000 (22%) respectively.

Commissions increased $103,000 (1%) to 18.6 million from 18.5 million for the same quarter of 2001 reflecting a slight improvement in market conditions. Principal transactions decreased $509,000 (6%) to $8.3 million from $8.8 million from the comparable quarter of 2001 due to trading losses in market making activity.

Communication and office supplies increased $85,000 due to an increase in telephone and communication system expenses which increased due to the Company's continued expansion efforts offset by a decrease in office supplies expense resulting from the Company's cost containment program.

Other operating expenses decreased $805,000 (14%) as the prior years comparable quarter was adversely impacted by $1.3 million charge due to legal related expenses incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

The explanation of revenue and expenses fluctuations for the remaining categories presented for the six month period are generally applicable to the three month operations.

Business Segment Results

Six months ended June 2002 as compared to six months ended June 2001

The Private Client Group ("PCG") recorded an increase in net revenues of $5.4 million (8%) to $69.6 million from $64.2 million and PCG operating contribution increased $2.3 million (29%) to $10.1 million from $7.8 million from the same period one year earlier principally as a result of commissions generated from underwriting activities of the Equity Capital Markets ("ECM") offset by decreased margin interest income.

ECM recorded an increase in net revenues of $6.7 million (61%) and ECM operating contribution increased $3.4 million (233%) form the same period one year earlier due to significant management and advisory fees and an increase in the number of lead or co-managed underwritings from eight in the first half of 2001 to 25 in the first half of 2002.

Fixed Income Capital Markets ("FICM") recorded a decrease in net revenues of $ 2.5 million (26%) to $7.2 million from $9.7 million and a decrease in operating contributions of $1.9 million (62%) to $1.2 million from $3.1 million from the first half of 2001 The decrease resulted principally from a reduction in the number of senior or co managed municipal underwritings resulting from slowed economic conditions and a decrease in the number of refinancings as municipalities and institutions took advantage of the reduced interest rates during 2001.

Three months ended June 2002 as compared to three months ended June 2001

PCG recorded an increase in net revenues of $2.8 million (9%) to $34.7 million from $31.9 million and an increase in operating contribution of $1.1 million (29%) to $5.0 million from $3.8 million from the second quarter of 2001 principally as a result of commissions generated from underwriting activities of the Equity Capital Markets offset by decreased margin interest income.

ECM posted an increase in net revenues of $3.6 million (69%) and ECM operating contribution increased $2.0 million (671%) form the same period one year earlier. The Company lead or co-managed 15 equity or trust preferred offerings during the second quarter 2002, compared to five in the same period one year earlier.

FICM recorded a decrease in net revenues of $ 411,000 (8%) to $4.8 million from $5.2 million and a decrease in operating contributions of $361,000 (21%) to $1.4 million from $1.8 million from the second quarter 2001 The FICM senior or co-managed 37 offerings during the second quarter 2002, compared to 51 offerings in the same period one year earlier.

Liquidity and Capital Resources

The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, preferred securities, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

During the first six months of 2002, the Company repurchased 262,498 shares, using existing board authorizations, at an average price of $12.08 per share, to meet obligations under the Company's employee benefit plans.

Management believes the funds from operations, available informal short-term credit arrangements, and issuance of $34.5 million of preferred securities will provide sufficient resources to meet the present and anticipated financing needs.

On April 25, 2002 the Company completed the offering of 1,380,000 shares of its 9% cumulative Trust Preferred Securities for net proceeds of approximately $32.8 million after offering expenses of approximately $275,000 and underwriting commissions. In addition, the Company repaid $10.0 million principal amount of long-term indebtedness, due to June 30, 2004, payable to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0% per annum. In addition the Company will utilize proceeds from the offering for general corporate purposes, to repurchase shares of the Company's common stock and to finance future expansion activities.

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

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At June 30, 2002, Stifel, Nicolaus had net capital of approximately $38.6 million which exceeded the minimum net capital requirements by approximately $32.0 million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and in August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The Statements were effective for the Company's consolidated financial statements on January 1, 2002. The adoption of the provisions of these statements did not have any impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Asset." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. The following is unaudited pro forma financial data for the combined operations, assuming that goodwill was not amortized in 2001.

(in thousands, except per share amounts)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Goodwill Amortization, net of tax	$ 34	$ 68
Net Income	$ 828	$ 2,436

Basic Earnings Per Share	$ 0.11	$ 0.34
Diluted Earnings Per Share	$ 0.10	$ 0.30

The amount of goodwill allocated to each segment is as follows:

Private Client Group	$ 951
Equity Capital Markets	1,180
Fixed Income Capital Markets	1,180
Other	496
Total Goodwill	$ 3,807

The Company has performed the transitional impairment analysis, required upon adoption of SFAS No. 142, and has determined that there is no impairment of the carrying value of goodwill. Goodwill will be tested annually for impairment. Additionally, the Company does not have any other intangible assets.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statement No.4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for the early retirement of debt. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 1, 2002 with early application encouraged.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in Robert M. Cochran v. Stifel Financial Corp, a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both recently filed in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, Stifel, Nicolaus & Company, Incorporated. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. Due to the unspecified amount of these claim, the Company can not reasonably estimate the amount sought for indemnification.

The Company has made no provision or allowance for any exposure it might have in these two lawsuits. Based on information currently available, management does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period.

The Company is also a defendant in other lawsuits arising in the normal course of the securities business. Although the outcome of litigation is always uncertain, based on its understanding of the facts, management does not believe the ultimate resolution of any of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

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

STIFEL FINANCIAL CORP. (Registrant)
Date: August 13, 2002	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 13, 2002	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Registrant on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

STIFEL FINANCIAL CORP. (Registrant)
Date: August 13, 2002	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 13, 2002	By /s/ James M. Zemlyak James M. Zemlyak (Chief Financial Officer)