Form 10-Q
period 2002-09-30
STIFEL FINANCIAL CORP
filed 2002-11-15
CIK 720672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at November 1, 2002: 6,997,350, par value $0.15.

Stifel Financial Corp. And Subsidiaries

Form 10-Q Index

September 30, 2002

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (Unaudited)

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 6. Exhibit(s) and Report(s) on Form 8-K	17
Signatures and Certifications	18-20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except par values and share amounts)
	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 15,100	$ 16,314
Cash segregated for the exclusive benefit of customers	30	191
Receivable from brokers and dealers	31,085	49,800
Receivable from customers, net of allowance for doubtful receivables of $229	260,256	264,155
Securities owned, at fair value	17,427	7,530
Securities owned and pledged, at fair value	15,985	17,816
Investments	29,824	31,183
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $19,623 and $18,661, respectively	7,326	10,479
Goodwill, net of accumulated amortization of $1,127	3,807	3,807
Loans and advances to investment executives and other employees, net of
allowance for doubtful receivables from former employees of $626 and $526, respectively	20,641	21,733
Deferred tax asset	6,757	6,062
Other assets	12,469	11,026
Total Assets	$421,170	$440,559
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 41,900	$ 66,800
Payable to brokers and dealers	143,859	149,739
Payable to customers	37,716	44,077
Securities sold, but not yet purchased, at fair value	4,539	2,552
Drafts payable	11,551	20,968
Accrued employee compensation	15,496	16,645
Obligations under capital leases	645	1,285
Accounts payable and accrued expenses	23,699	22,644
Long-term debt	- -	10,000
Guaranteed Preferred Beneficial Interest in Subordinated Debt Securities	34,500	- -
Other	24,598	24,598
	338,503	359,308
Liabilities subordinated to claims of general creditors	3,623	2,629

Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares;
none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,152	1,152
Additional paid-in capital	52,153	49,595
Retained earnings	34,588	33,929
	87,893	84,676
Less:
Treasury stock, at cost, 576,731 and 357,962 shares, respectively	6,600	3,628
Unamortized expense of restricted stock awards	9	29
Unearned employee stock ownership plan shares, at cost, 174,875 and
187,073 shares, respectively	2,240	2,397
Total Stockholders' Equity	79,044	78,622
Total Liabilities and Stockholders' Equity	$421,170	$440,559

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES
Commissions	$ 16,836	$ 16,257	$ 54,279	$ 55,039
Principal transactions	8,305	6,884	25,739	22,696
Investment banking	11,830	10,995	36,421	26,879
Interest	3,676	5,442	11,202	17,951
Other	6,154	6,795	19,599	19,753
Total revenues	46,801	46,373	147,240	142,318
Less: Interest expense	1,801	2,947	4,889	10,031
Net revenues	45,000	43,426	142,351	132,287

NON-INTEREST EXPENSES
Employee compensation and benefits	30,646	30,077	96,813	89,849
Occupancy and equipment rental	4,654	4,531	13,826	13,058
Communications and office supplies	2,604	2,585	8,010	8,265
Commissions and floor brokerage	873	810	2,551	2,402
Other operating expenses	10,519	7,946	19,182	17,326
Total non-interest expenses	49,296	45,949	140,382	130,900
Income (loss) before income taxes	(4,296)	(2,523)	1,969	1,387

Provision (benefit) for income taxes	(1,672)	(995)	847	547

Net income (loss)	$ (2,624)	$ (1,528)	$ 1,122	$ 840

Earnings (loss) per share:
Basic	$ (0.38)	$ (0.21)	$ 0.16	$ 0.12
Diluted	$ (0.38)	$ (0.21)	$ 0.14	$ 0.10
Dividends declared per share	- -	$ 0.03	$ 0.03	$ 0.09
Average common equivalent Shares outstanding:
Basic	6,960	7,175	7,103	7,168
Diluted	6,960	7,175	8,230	8,032

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,122	$ 840
Noncash and nonoperating items included in earnings:
Depreciation and amortization	2,509	3,107
Bonus notes amortization	4,066	3,961
Losses on investments	914	1,357
Deferred items	69	84
Amortization of restricted stock awards, units, and stock
benefits	1,841	1,329
	10,521	10,678
Decrease (increase) in assets:
Operating receivables	22,614	27,754
Cash segregated for the exclusive benefit of customers	161	(4)
Securities owned	(8,066)	(7,346)
Notes receivable from officers and employees	(2,974)	(8,733)
Other assets	(291)	(1,031)
Increase (decrease) in liabilities:
Operating payables	(12,241)	(31,102)
Securities sold, but not yet purchased	1,987	8,339
Drafts payable, accrued employee compensation, and
accounts payable and accrued expenses	(9,601)	(12,043)
Cash Flows From Operating Activities	2,110	(13,488)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	905	344
Payments for:
Acquisition of office equipment and leasehold
improvements	(2,334)	(3,768)
Acquisition of investments	(35)	(170)
Cash Flows From Investing Activities	(1,464)	(3,594)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(24,900)	17,200
Proceeds from:
Issuance of stock	2,125	1,737
Sale/leaseback of office equipment	3,951	- -
Issuance of Guaranteed Preferred Beneficial Interest in
Subordinated Debt Securities	34,500	- -
Payments for:
Purchase of stock for treasury	(4,856)	(743)
Settlement of long-term debt	(10,000)	- -
Offering cost associated with issuing Preferred Securities	(1,577)	- -
Principal payments under capital lease obligation	(640)	(602)
Cash dividends	(463)	(684)
Cash Flows From Financing Activities	(1,860)	16,908
Decrease in cash and cash equivalents	(1,214)	(174)
Cash and cash equivalents -beginning of period	16,314	14,589
Cash and Cash Equivalents -end of period	$ 15,100	$ 14,415
Supplemental disclosure of cash flow information:
Income tax payments	$ 2,994	$ 2,896
Interest payments	$ 3,673	$ 10,817
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 145	$ 145
Restricted stock awards and stock units, net of forfeitures	$ 2,973	$ 2,439
Deferred Compensation converted to subordinated
borrowings	$ 994	$ 2,629

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

At September 30, 2002, SN & Co. had net capital of $40,114,724, which was 11.24% of its aggregate debit items, and $32,975,890 in excess of the minimum required net capital.

NOTE C - FINANCIAL INSTRUMENTS

The Company receives collateral in connection with securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At September 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $357,181,000 and the fair value of the collateral that had been sold or repledged was $289,269,000.

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

NOTE E - GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT SECURITIES

On April 25, 2002 the Company completed the offering of 1,380,000 shares of 9% cumulative Trust Preferred Securities ("preferred securities") for $34.5 million (net proceeds of approximately $32.9 million after offering expenses of approximately $275,000 and underwriting commissions). The preferred securities represent an indirect interest in junior subordinated debentures purchased from the Company by Stifel Financial Capital Trust I, a Delaware Trust and wholly owned subsidiary of the Company. The preferred securities may be redeemed no earlier than June 30, 2007 but no later than June 30, 2032. Distributions of the cumulative cash distributions will be made quarterly. Undistributed payments will accumulate interest of 9% per annum compounded quarterly.

NOTE F - LONG-TERM DEBT

On April 30, 2002 the Company extinguished the $10.0 million principal amount, as allowed by the agreement, of long term debt to Western and Southern Life Insurance Company, a significant shareholder, due June 30, 2004 bearing interest of 8.0% per annum.

NOTE G - LEGAL PROCEEDINGS

The Company is a defendant in Robert M. Cochran v. Stifel Financial Corp, a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both pending in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, SN & Co. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. Due to the unspecified amount of these claims, the Company cannot reasonably estimate the amount sought for indemnification.

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

A NASD Arbitration panel awarded $4.5 million in compensatory damages to two customers of SN & Co. The award was issued in connection with the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office. The Company believes the award was in disregard of the applicable law, and intends to ask the federal court to set aside the decision. In the third quarter, the Company recorded a $3.5 million after tax charge for this case and other matters.

The Company is also a defendant in other lawsuits arising in the normal course of the securities business. Although the outcome of litigation is always uncertain, based on its understanding of the facts, management does not believe the ultimate resolution of any of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and other than the matters mentioned above, management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

NOTE H - SEGMENT REPORTING

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

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
Net Revenues	2002	2001	2002	2001
Private Client Group	$ 31,644	$ 30,633	$ 101,278	$ 94,684
Equity Capital Markets	7,319	7,294	25,145	18,382
Fixed Income Capital Markets	5,254	3,836	12,427	13,494
Other	783	1,662	3,501	5,726
Total Net Revenues	$ 45,000	$ 43,425	$ 142,351	$ 132,286
Operating Contribution
Private Client Group	$ (1,753)	$ 3,325	$ 8,316	$ 11,104
Equity Capital Markets	1,476	1,211	6,335	2,670
Fixed Income Capital Markets	1,520	674	2,715	3,794
Other/ Unallocated Overhead	(5,539)	(7,733)	(15,397)	(16,181)
Pre-Tax Income (loss)	$ (4,296)	$ (2,523)	$ 1,969	$ 1,387

The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE I - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted earnings per share calculation for the three and nine months ended September 30, are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income Available to Common Stockholders
Net Income (loss)	$ (2,624)	$ (1,528)	$ 1,122	$ 840
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding:	6,960	7,175	7,103	7,168
Potential Common Shares From Employee
Benefit Plans	- -	- -	1,127	864
Diluted Weighted Average Shares
Outstanding	6,960(1)	7,175(1)	8,230	8,032
Basic Earnings (loss) Per Share	$ (0.38)	$ (0.21)	$ 0.16	$ 0.12
Diluted Earnings (loss) Per Share	$ (0.38)	$ (0.21)	$ 0.14	$ 0.10
(1) Potential Common Shares are anti-dilutive

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

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Asset." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. The following is unaudited pro forma financial data for the combined operations, assuming that goodwill was not amortized in 2001.

(in thousands, except per share amounts)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Goodwill amortization, net of tax	$ 16	$ 84
Net income (loss)	$ (1,512)	$ 924

Basic earnings (loss) per share	$(0.21)	$ 0.13
Diluted earnings (loss) per share	$(0.21)	$ 0.11

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

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of the provisions of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Business Environment

Investor confidence in the equity markets continued to slide, a reflection of intensified worries about the fragile economic recovery, anemic corporate profits, corporate governance scandals, terrorism and the prospect of war with Iraq.

For the third quarter overall, the Dow Jones Industrial Average ("Dow") was down 17.9%, its worst quarterly showing since it lost 25.3 % in the fourth quarter of 1987. The Standard and Poors 500 Index ("S&P") fell 17.6% for the quarter, also the biggest drop since 1987. Stocks in the Nasdaq Composite slid 19.9%, just short of its 20.7% loss in the prior quarter.

As a result, all the major market indexes registered double-digit losses through the first nine months of the year. The Nasdaq Composite Index has tumbled 39.9% and was off 76.8% off its March 2000 peak. Meanwhile the S&P sank 29.0% through September and stood 46.6% below its all time high set two and one-half years ago. The Dow lost 24.2% since the start of the year, and was down 35.2% from its January 2000 level.

In the discussion to follow, results for the three and nine months ended September 30, 2002 will be compared to the results for the three and nine months ended September 30, 2001. See Note A of Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes the changes in the major categories of revenue and expense for the three and nine months ended September 30, 2002 as compared to September 30, 2001.

Increase (Decrease)	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ 579	4%	$ (760)	(1)%
Principal transactions	1,421	21%	3,043	13%
Investment banking	835	8%	9,542	35%
Interest	(1,766)	(32)%	(6,750)	(38)%
Other	(641)	(9)%	(153)	(1)%
Total Revenues	428	1%	4,923	3%
Less: Interest expense	(1,146)	(39)%	(5,142)	(51)%
Net Revenues	1,574	4%	10,065	8%

NON-INTEREST EXPENSES:
Employee compensation and benefits	569	2%	6,964	8%
Occupancy and equipment rental	123	3%	768	6%
Communications and office supplies	19	1%	(255)	(3)%
Commissions and floor brokerage	63	8%	149	6%
Other operating expenses	2,573	32%	1,856	11%
Total non-interest expenses	3,347	7%	9,482	7%

Nine months ended September 2002 as compared to nine months ended September 2001

The Company recorded net income of $1.1 million or $0.14 per diluted share on net revenues of $142.4 million for the nine months ended September 30, 2002 compared to net income of $840,000 or $0.10 per diluted share on net revenues of $132.3 million for the same period one year earlier. The current year nine months net income was adversely impacted by $3.5 million for litigation matters (see Note G). The prior year nine months net income was negatively impacted $2.7 million, net of tax, due to legal related expenses incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

Net revenues increased $10.1 million (8%) resulting from increases in principal transactions and investment banking which increased $3.0 million (13%) and $9.5 million (36%) respectively, offset by decreases in net interest of $1.6 million (20%).

Revenues from principal transactions increased $3.0 million (13%) as a result of increased trading activity in corporate and municipal bonds as investors sought alternatives to equity-based products.

Investment banking revenues increased principally due to an increase in corporate finance revenue of $9.8 million (58%) offset by a decrease in municipal finance revenue of $266,000 (3%). Corporate finance fee revenue increased due to an increase in the number of managed equity offerings from 14 in the first nine months of 2001 to 32 in the first nine months of 2002. Municipal finance revenue decreased due to a decrease in the number of senior or co-managed underwritings from 125 during the first nine months of 2001 to 101 during the first nine months of 2002 resulting from declining economic conditions.

Net interest revenue declined $1.6 million (20%) due to a $6.7 million (38%) decrease in interest revenue, principally resulting from decreased borrowings by customers and decreased rates charged to those customers. Interest expense decreased by $5.1 million (51%) resulting from decreased short-term borrowings and decreased stock loan activity by the Company to finance customer borrowings on margin accounts along with lower rates charged on these borrowings. This decrease was partially offset by an increase in interest paid on long-term debt as a result of the issuance of $34.5 million 9% cumulative Trust Preferred Securities. The proceeds of this issue were used to pay down the $10.0 million principal amount of long-term debt to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8% per annum. Average short-term borrowings decreased $61.7 million primarily for customer collaterized bank borrowings and stock loan activity, with a 56% decrease in rates.

Revenues from commissions on agency transactions for the first nine months decreased $760,000 (1%) resulting from the declining markets for equity-based products.

Other revenues decreased due principally to the third quarter write down of cash surrender value of life insurance policies, decreases in investment advisory fees due to the second quarter sale of Pin Oak Capital Ltd, and reduced fee billings on managed accounts due to declining portfolio values.

Total non-interest expenses increased $9.5 million (7%), resulting from an increase in the employee compensation and benefits, commissions and floor brokerage, occupancy and equipment rental, and other operating expenses of $7.0 million (8%), $149,000 (6%), $768,000 (6%), and $1.9 million (11%) respectively, offset by a decrease in communication and office supplies of $255,000 (3%).

Employee compensation and benefits, a significant portion of the Company's expenses, increased $7.0 million (8%) primarily resulting from an increase in variable employee compensation of $7.5 million (12%), principally investment executive compensation and incentive based compensation which increased in conjunction with increased production, offset by a decrease of fixed compensation of $576,000 (2%).

Commissions and floor brokerage increased due to an increase in trades on listed exchanges.

Occupancy and equipment rental increased $768,000 (6%) due to the Company's expansion efforts.

Other operating expenses increased $1.9 million (11%) principally due to litigation matters (see Note G) incurred in the 3rd quarter of 2002.

Communication and office supplies decreased due primarily to the Company's cost containment program.

The effective tax rate for the nine months ended September 2002 is approximately 43% due to the effects of a write down of cash surrender value of life insurance policies.

Three months ended September 2002 as compared to three months ended September 2001

The Company recorded a net loss of $2.6 million or $0.38 per diluted share on net revenues of $45.0 million for the quarter ended September 30, 2002 compared to a net loss of $1.5 million or $0.21 per diluted share on net revenues of $43.4 million for the comparable quarter of 2001. The current quarter net income was adversely impacted by $3.5 million for litigation matters (see Note G). The prior year comparable quarter was similarly impacted by $2.1 million, due to legal related expenses incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

Net revenues increased $1.6 million (4%). Commissions increased $579,000 (4%) over the prior year third quarter commissions which were negatively impacted by the tragic events of September 11 and the subsequent four-day closure of the major markets.

The explanation of revenue and expenses fluctuations for the remaining categories presented for the nine month period are generally applicable to the three month operations.

Business Segment Results

Nine months ended September 2002 as compared to nine months ended September 2001

The Private Client Group ("PCG") recorded an increase in net revenues of $6.6 million (7%) to $101.3 million from $94.7 million. PCG operating contribution decreased $2.8 million (25%) to $8.3 million from $11.1 million from the same period one year earlier principally due to the current year third quarter charge for litigation matters (see Note G).

Equity Capital Markets ("ECM") recorded an increase in net revenues of $6.8 million (37%) and ECM operating contribution increased $3.7 million (137%) from the same period one year earlier due to increased institutional sales commissions and management fees resulting from an increase in the number of lead or co-managed underwritings from 14 in the first nine months of 2001 to 32 in the same period of 2002.

Fixed Income Capital Markets ("FICM") recorded a decrease in net revenues of $1.1 million (8%) to $12.4 million from $13.5 million and a decrease in operating contribution of $1.1 million (28%) to $2.7 million from $3.8 million from the same period one year earlier. The decrease resulted principally from a reduction in the number of senior or co managed municipal underwritings resulting from sluggish economic conditions. During the first nine months of 2002, FICM senior or co-managed 101 offerings, down from the prior year first nine months of 125 offerings.

Three months ended September 2002 as compared to three months ended September 2001

PCG recorded an increase in net revenues of $1.0 million (3%) to $31.6 million from $30.6 million. PCG recorded an operating loss of $1.8 million, a $5.1 million decrease from the third quarter of 2001 primarily attributed to the current year third quarter charge for litigation matters (see Note G).

ECM posted net revenues of $7.3 million, relatively unchanged from the same quarter last year. ECM operating contribution increased $266,000 (22%) from the same period one year earlier. The Company lead or co-managed 7 equity or trust preferred offerings during the third quarter 2002, compared to 6 in the same period one year earlier.

FICM recorded an increase in net revenues of $1.4 million (37%) to $5.3 million from $3.8 million and an increase in operating contribution of $846,000 (126%) to $1.5 million from $674,000 in the third quarter 2001 due principally to improved profit margins on offerings, increased commissions on institutional sales, and increased trading profits.

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

On April 25, 2002 the Company completed the offering of 1,380,000 shares of its 9% cumulative Trust Preferred Securities for net proceeds of approximately $32.9 million after offering expenses of approximately $275,000 and underwriting commissions. In addition, the Company repaid $10.0 million principal amount of long-term indebtedness, due to June 30, 2004, payable to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0% per annum. In addition the Company will utilize proceeds from the offering for general corporate purposes, to repurchase shares of the Company's common stock and to finance future expansion activities.

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

During the first nine months of 2002, the Company repurchased 401,888 shares, using existing board authorizations, at an average price of $12.08 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the company is permitted to buy an additional 1,007,339 shares.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission with regard to liquidity and capital requirements. At September 30, 2002, Stifel, Nicolaus had net capital of approximately $40.1 million which exceeded the minimum net capital requirements by approximately $33.0 million.

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

(in thousands, except per share amounts)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Goodwill amortization, net of tax	$ 16	$ 84
Net income (loss)	$ (1,512)	$ 923

Basic earnings (loss) per share	$(0.21)	$ 0.13
Diluted earnings (loss) per share	$(0.21)	$ 0.11

The amount of goodwill allocated to each segment is as follows:

Private Client Group	$ 951
Equity Capital Markets	1,180
Fixed Income Capital Markets	1,180
Other	496
Total Goodwill	$ 3,807

The Company has performed the transitional impairment analysis, required upon adoption of SFAS No. 142, and has determined that there is no impairment of the carrying value of goodwill. Goodwill will be tested annually for impairment. Additionally, the Company does not have any other intangible assets.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of the provisions of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Evaluation of Disclosure Controls and Procedures

The management of the Company including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 8, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after November 8, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in Robert M. Cochran v. Stifel Financial Corp, a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both pending in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, Stifel, Nicolaus & Company, Incorporated. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. Due to the unspecified amount of these claim, the Company can not reasonably estimate the amount sought for indemnification.

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

A NASD Arbitration panel awarded $4.5 million in compensatory damages to two customers of SN & Co. The award was issued in connection with the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office. The Company believes the award was in disregard of the applicable law, and intends to ask the federal court to set aside the decision. In the third quarter, the Company recorded a $3.5 million after tax charge for this case and other matters.

The Company is also a defendant in other lawsuits arising in the normal course of the securities business. Although the outcome of litigation is always uncertain, based on its understanding of the facts, management does not believe the ultimate resolution of any of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and other than the matters mentioned above, management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits: None.

  Report(s) on Form 8-K

The Company filed a report on Form 8-K dated October 16, 2002. This Form 8-K contained information under Item 9. Regulation FD Disclosure. The Company announced that an NASD Arbitration panel awarded two customers of its subsidiary, Stifel, Nicolaus & Company, Incorporated, $4.5 million in compensatory damages. The award was issued in connection with the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office. The Registrant believes the award was in disregard of the applicable law, and intends to ask the federal court to set aside the decision.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 14, 2002	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 14, 2002	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Registrant on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 14, 2002	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 14, 2002	By /s/ James M. Zemlyak James M. Zemlyak (Chief Financial Officer)

CERTIFICATION

I, Ronald J. Kruszewski, certify that:

  I have reviewed this quarterly report on Form 10-Q of Stifel Financial Corp.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)

CERTIFICATION

I, James M. Zemlyak, certify that:

  I have reviewed this quarterly report on Form 10-Q of Stifel Financial Corp.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ James M. Zemlyak James M. Zemlyak (Chief Financial Officer)