Form 10-K
period 2002-12-31
STIFEL FINANCIAL CORP
filed 2003-03-31
CIK 720672

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2002
                                                     -----------------

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                 .
                               --------------    ----------------

Commission file number 1-9305
                       ------

                           STIFEL FINANCIAL CORP.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                                   43-1273600
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         501 North Broadway
         St. Louis, Missouri                           63102-2102
 ---------------------------------------   -----------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     314-342-2000
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
         Title of Each Class                          On Which Registered
--------------------------------------         -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K |X|

Aggregate market value of voting stock held by non-affiliates of the registrant at March 17, 2003, was $74,912,925.

Shares of Common Stock outstanding at March 17, 2003: 7,101,577 shares, par value $.15 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held May 12, 2003, are incorporated by reference in Part III hereof. Exhibit Index located on pages 54 and 55.


                                     1  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                   PART I

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K contain certain forward-looking statements that are based upon our current expectations and projections about current events. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements from our use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," and similar expressions. These forward-looking statements include statements relating to:

o    Our goals, intentions, and expectations;

o    Our business plans and growth strategies; and

o    Estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, changes in general economic and business conditions and the risks and other factors set forth in this Form 10-K.

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

RISK FACTORS RELATING TO STIFEL FINANCIAL

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

As a brokerage and investment banking firm, our business depends heavily on conditions in the financial markets and on economic conditions generally, both domestically and abroad. Many factors outside our control may directly affect the securities business, in many cases in an adverse manner. These include:

o    Economic and political conditions;
o    Broad trends in business and finance;
o Legislation and regulation affecting the national and international business and financial communities;
o    Currency values;
o    Inflation;
o    Market conditions;
o    The availability and cost of short-term or long-term funding and capital;
o The credit capacity or perceived credit worthiness of the securities industry in the market place; and
o    The level and volatility of interest rates.

A DOWNTURN IN THE U.S. SECURITIES MARKET COULD ADVERSELY AFFECT OUR BUSINESS IN MANY WAYS.

Over the past several years, the stock markets in the United States achieved record or near record levels, generating substantial revenues for firms in the securities industry. However, this favorable business environment began to erode in early 2000, as all major stock indices declined and volatility increased. This volatility decreased transaction volumes industry-wide, and many brokerage and investment banking firms experienced a significant slowdown in business in 2002. Continued volatility or instability in the financial markets could significantly harm our business for many reasons, including those described on the following page.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   2

Because a significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, and investment banking fees, a decline in stock prices, trading volumes, or liquidity could significantly harm our profitability in the following ways:

o    The volume of trades we would execute for our clients may decrease;

o    Our customer margin balances may decrease;

o The number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

o The value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline. In particular, a sizable portion of our inventory is comprised of fixed income securities, which are sensitive to interest rates. As interest rates rise or fall, there is a corresponding increase or decrease in the value of our assets;

o The value of the securities we hold as investments acquired directly through our subsidiaries may decline. In particular, those investments in venture capital and start-up type companies, which by their nature are subject to a high degree of volatility, may be susceptible to significant fluctuations;

o Because our Equity Capital Markets business is significantly concentrated in the financial services sector, our financial results may be adversely affected if future legislative, regulatory, or other developments in the banking industry cause a decline in the number of public offerings, private placements, and other capital raising efforts, including the issuance of trust preferred securities, by financial institutions, or if there is a significant slowdown in financial institution mergers and acquisition activity; and

o Our financial results may be adversely affected by the fixed amortization costs incurred by us in connection with the upfront loans we offer to investment executives.

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

We compete directly with national and regional full-service broker-dealers and investment banking firms and, to a lesser extent, with discount brokers and dealers, investment advisors, and commercial banks. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others.

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

                                     3  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

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

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by investment executives or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In addition, in our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. We have entered into indemnification agreements with our directors. We are now, and in the future may be, the subject of indemnification assertions under these documents by our officers, directors, or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys' fees. The amount of outside attorneys' fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations for any reporting period. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. OUR BUSINESS IS A SERVICE BUSINESS THAT DEPENDS HEAVILY ON HIGHLY SKILLED PERSONNEL AND THE RELATIONSHIPS THEY FORM WITH CLIENTS.

Our business, as a service business, relies heavily upon our highly skilled and often highly specialized employees, particularly Ronald J. Kruszewski, our chairman of the board, president, and chief executive officer, and our other executive officers. The unexpected loss of services of any of these key employees and executive officers, or the inability to recruit and retain highly qualified personnel in the future, could have an adverse effect on our business and results of operations.

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


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   4

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

The market has been beset with volatility and uncertainty in light of the terrorist attacks of September 11, 2001, escalating tensions in the Middle East, recessionary economic conditions, the Federal Reserve Board's interest rate reductions, the war in Afghanistan, and the threat of war with Iraq. The full impact of these events on the financial markets is not yet known but could include, among other things, increased volatility in the prices of securities, including the preferred securities. We are unable to predict whether the future effects of the ensuing U.S. military and other responsive actions, and the threat of similar future events or responses to such events, will result in long-term commercial disruptions or will have a long-term adverse effect on the financial markets, as well as our business, results of operations, or financial condition.

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

WE RELY UPON THIRD PARTIES TO PROVIDE CRITICAL FUNCTIONS.

Our trade processing software is operated by a third-party vendor under an agreement whereby they provide us turn-key maintenance and operation of mainframe computers and servers that operate the software. Likewise, we contract with another vendor, affiliated with our trade processing software vendor, to operate our market data servers, which constantly broadcast news, quotes, analytics, and other important information to the desktop computers of our investment executives. We contract with other vendors to produce, batch, and mail our confirmations and customer reports. As our business grows, we cannot be assured that the technology and services we require from third parties will be available. A third-party contractor's inability to meet our needs could cause us to be unable to timely and accurately process our clients' transactions or maintain complete and accurate records of such transactions.

                                     5  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

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

LOCALIZED CONDITIONS IN THE MIDWEST REGION OF THE UNITED STATES, OR TO A LESSER EXTENT THE ROCKY MOUNTAIN REGION, MAY ADVERSELY AFFECT OUR BUSINESS.

Our customers are, and have historically been, concentrated in the Midwest region of the United States and, to a lesser extent, the Rocky Mountain region. Our revenue is derived largely from our retail brokerage business in these regions. Because of this concentration, we are dependent on market conditions in these regions. A significant downturn in the economy in any of these regions could materially and adversely affect our underwriting and brokerage businesses located there.

LACK OF SUFFICIENT LIQUIDITY COULD IMPAIR OUR BUSINESS AND FINANCIAL
CONDITION.

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. The principal source of our liquidity is our assets, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by our equity capital, preferred securities, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. Stifel Nicolaus generates substantially all of our revenue. We rely exclusively on financing activities and distributions from our subsidiaries for funds to pay dividends, implement our business and growth strategies, and repurchase shares. Net capital rules, restrictions under our long-term debt, or the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

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

WE ARE SUBJECT TO INCREASING GOVERNMENTAL AND ORGANIZATIONAL REGULATION.

Our business, and the securities industry generally, is subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as the New York Stock Exchange, Inc. ("NYSE") and the National Association of Securities Dealers, Inc. ("NASD"), require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping, and the conduct of principals and employees. The extensive regulatory framework applicable to broker-dealers, the purpose of which is to protect investors and the integrity of the securities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our security holders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules, or regulations of any independent, state, or federal regulatory authority could result in a fine, injunction, suspension, or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules, and regulations or the adoption of new statutes, rules, and regulations could require us to alter our methods of operation at costs which could be substantial. In particular, recent corporate scandals have given rise to the Sarbanes-Oxley Act, which has far-reaching effects on corporate governance and accountancy. In addition, the Securities and Exchange Commission ("SEC"), the NYSE, and the NASD has promulgated new rules for separation of persons or entities providing securities research and analysis from investment banks. The enactment of such a proposal would potentially adversely affect the revenues and profits of investment banks generally, including the Financial Institutions Group of our Equity Capital Markets business segment. In addition, our ability to comply with laws, rules, and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements. Moreover, one of our subsidiaries, Century Securities, gives rise to a higher risk of noncompliance because of the nature of the independent contractor relationships involved.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   6

WE ARE SUBJECT TO NET CAPITAL REQUIREMENTS; FAILURE TO COMPLY WITH THESE RULES WOULD SIGNIFICANTLY HARM OUR BUSINESS.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require broker-dealers to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD, the NYSE, and other regulatory bodies, and ultimately may require its liquidation. These rules affect both of our broker-dealer subsidiaries. Failure to comply with the net capital rules could have material and adverse consequences, such as:

o Limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

o Restricting us from withdrawing capital from our subsidiaries, even where our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to pay dividends, implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase shares.

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

ITEM 1.  BUSINESS

Stifel Financial Corp. ("Financial" or the "Company"), a Delaware corporation and a holding company for Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus") and other subsidiaries, was organized in 1983. Stifel Nicolaus is the successor to a partnership founded in 1890. Unless the context requires otherwise, the term "Company" as used herein means Stifel Financial Corp. and its subsidiaries.

The Company offers securities-related financial services through its wholly owned operating subsidiaries, Stifel Nicolaus and Century Securities Associates, Inc. ("CSA"). These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 112 locations. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region.

FINANCIAL INFORMATION

The amounts of each of the principal sources of revenue, net income, and total assets of the Company for the years ended December 31, 2002, 2001, and 2000 are contained in Item 6. Selected Financial Data, herein. Financial information for each segment of the Company is contained in Note R of the Consolidated Financial Statements filed herein.

NARRATIVE DESCRIPTION OF BUSINESS

As of February 28, 2003, the Company employed 1,172 individuals. Of these, Stifel Nicolaus employed 1,164 of which 442 were employed as private client and institutional sales people. In addition, 132 investment executives were affiliated with CSA as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 163,000 client accounts. No single client accounts for a material percentage of any segment of the Company's business.

                                     7  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                               PRIVATE CLIENT

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client segment over the past four years.

STIFEL NICOLAUS PRIVATE CLIENT

Stifel Nicolaus has 81 private client branches located in 14 states, primarily in the Midwest. Its 419 investment executives provide a broad range of services and financial products to their clients. While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes taxable and tax-exempt fixed income products to its private clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock, and unit investment trusts. In addition, Stifel Nicolaus distributes insurance and annuity products and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75% of the purchase price, depending upon the size of the transaction.

CSA PRIVATE CLIENT

CSA has affiliations with 132 independent contractors in 30 branch offices and 82 satellite offices in 29 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

Client securities transactions are effected on either a cash or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline, which could reduce the value of its collateral below the amount of the customers' indebtedness.

                           EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes corporate finance, research, syndicate, over-the-counter equity trading, and institutional sales and trading.

CORPORATE FINANCE

The corporate finance group consists of 23 professionals, located in St. Louis, Chicago, Denver, and Louisville, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap companies, primarily financial institutions.

RESEARCH

The research department consists of 26 analysts, located in St. Louis, Kansas City, Minneapolis, and Denver, who publish research on 212 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

SYNDICATE

The syndicate department, consisting of four professionals, coordinates the marketing, distribution, pricing, and stabilization of the Company's lead- and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   8

OVER-THE-COUNTER EQUITY TRADING

The Company trades as principal in the over-the-counter market. The over-the-counter equity trading group has ten professionals. It acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. At February 28, 2003, Stifel Nicolaus made a market in 255 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

INSTITUTIONAL SALES AND TRADING

The institutional equity sales and trading group consists of 14 professionals who provide equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus' corporate finance group. At February 28, 2003, the institutional equity sales and trading department had 426 institutional accounts.

                        FIXED INCOME CAPITAL MARKETS

The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading.

PUBLIC FINANCE

Public finance consists of 29 professionals, with offices in St. Louis, Missouri; Denver, Colorado; Orlando, Florida; Wichita, Kansas; and Brookfield, Wisconsin. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through these offices.

INSTITUTIONAL SALES AND TRADING

Institutional sales, consisting of 15 professionals, is comprised of taxable and tax-exempt sales departments located in St. Louis, Brookfield, and Denver. Stifel Nicolaus buys both tax-exempt and taxable products, primarily municipal, corporate, government agency, and mortgage-backed bonds for its own account, maintains an inventory of these products, and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with approximately 1,085 accounts at February 28, 2003.

                               OTHER SEGMENTS

In addition to its private client segment and capital markets segments, Stifel Nicolaus clears transactions for two introducing broker-dealers. Revenues and costs associated with clearing these transactions are also included in "other segments."

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

Management relies on the expertise acquired in its market area over its 112-year history, its personnel, and its equity capital to operate in the competitive environment.

                                     9  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                 REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD, the Municipal Securities Rulemaking Board, and the national securities exchanges, such as the NYSE. SROs adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (5) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions became effective immediately, while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the SEC. Although there will be modest additional expenses incurred in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The research departments of broker-dealer firms are the subject of increased regulatory scrutiny. In 2002, the SEC, the NYSE, and the NASD adopted numerous rules affecting research analysts and their interaction with investment banking departments at member securities firms, as well as other companies. Also, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act, the SEC, the NYSE, and the NASD proposed additional, heightened restrictions on the interaction between research analysts and investment banking departments at member securities firms.

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the Act seeks to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions, including Stifel, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions requires the implementation and maintenance of internal practices, procedures, and controls which will increase our costs and may subject us to liability.

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

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   10
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

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than four percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets, such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel Nicolaus had net capital of approximately $43.6 million at December 31, 2002, which was approximately 13.4% of aggregate debit balances and approximately $37.1 million in excess of required net capital.

ITEM 2.  PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters, and operations and CSA's headquarters are located in 96,000 square feet of leased office space in St. Louis, Missouri. The Company's Private Client segment maintains 81 leased offices in 14 states, primarily in the Midwest. The Fixed Income Capital Markets segment resides in seven leased locations. The Equity Capital Markets segment occupies leased space in five locations. The Company's management believes that, at the present time, the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2002, was approximately $9.9 million. Further information about the lease obligations of the Company is provided in Note D of the Notes to Consolidated Financial Statements filed and made a part hereof.

ITEM 3.  LEGAL PROCEEDINGS

See Note I of the Consolidated Financial Statements filed and made a part hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

                                                POSITIONS OR OFFICES WITH THE
         NAME                      AGE           COMPANY AND STIFEL NICOLAUS
         Ronald J. Kruszewski       44        Chairman of the Board of Directors,
                                            President, and Chief Executive Officer
                                                     of the Company and
                                            Chairman of the Board of Directors and
                                          Chief Executive Officer of Stifel Nicolaus

         Scott B. McCuaig           53         Senior Vice President and Director
                                                       of the Company and
                                             President, Co-Chief Operating Officer,
                                                 and Director of Stifel Nicolaus

                                    11  STIFEL FINANCIAL CORP. AND SUBSIDIARIES


         James M. Zemlyak           43     Senior Vice President, Chief Financial Officer,
                                                  and Treasurer of the Company and
                                          Senior Vice President, Co-Chief Operating Officer,
                                        Chief Financial Officer, and Director of Stifel Nicolaus

         Walter F. Imhoff           71       Senior Vice President of Stifel Nicolaus and
                                                       Director of the Company

         Thomas A. Prince           53   Senior Vice President and General Counsel of the Company
                                              and General Counsel, Senior Vice President,
                                                   and Director of Stifel Nicolaus

         George H. Walker III       72         Chairman Emeritus of the Board of Directors
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

         Scott B. McCuaig has been Senior Vice President and President of the Private Client Group of the Company and Stifel Nicolaus and Director of Stifel Nicolaus since January 1998 and President and Co-Chief Operating Officer of Stifel Nicolaus since August 2002. Mr. McCuaig has been a Director of the Company since April 2001. Prior thereto, Mr. McCuaig served as Managing Director, head of marketing, and regional sales manager of Robert W. Baird & Co. Incorporated from June 1988 to January 1998. Mr. McCuaig has been a Director of the Company since April 2001.

         James M. Zemlyak joined Stifel Nicolaus in February 1999. Mr. Zemlyak has been Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Senior Vice President, Chief Financial Officer, and a member of the Board of Directors of Stifel Nicolaus since February 1999 and Co-Chief Operating Officer of Stifel Nicolaus since August 2002. Prior to joining the Company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

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

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   12

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

A.  MARKET INFORMATION

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock, as reported on the NYSE Consolidated Transactions Reporting System, for each full quarterly period for the calendar years are as follows:

-------------------------------------------
                              STOCK PRICE
                              HIGH - LOW
-------------------------------------------
YEAR 2002 BY QUARTER
First                      $13.20 - 10.40
Second                      14.65 - 12.45
Third                       13.30 - 11.65
Fourth                      12.70 - 10.95
-------------------------------------------

-------------------------------------------
YEAR 2001 BY QUARTER
First                      $14.00 - 10.69
Second                      14.00 - 11.40
Third                       12.65 - 10.00
Fourth                      10.95 - 10.05
-------------------------------------------




B.  HOLDERS

The approximate number of stockholders of record on March 17, 2003, was 3,500.

C.  DIVIDENDS

Dividends paid were as follows:

         RECORD      PAYMENT        CASH
          DATE        DATE        DIVIDEND
         2/15/01     3/1/01         $0.03
         5/10/01    5/24/01         $0.03
          8/9/01    8/23/01         $0.03
         11/8/01   11/22/01         $0.03
         2/13/02    2/27/02         $0.03
         5/23/02     6/6/02         $0.03

On May 9, 2002, the Company announced the elimination of future dividends on common stock.

See restrictions related to the payment of dividends in Liquidity and Capital Resources contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and made part hereof.

D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is contained in "Proposal II. Equity Compensation Plan Information," included in the Registrant's Proxy Statement for the 2003
Annual Meeting of Stockholders, which information is incorporated herein by reference.
                                    13  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                     (in thousands, except per share amounts)        2002          2001         2000          1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES             Commissions                                   $ 71,520      $ 73,517     $ 85,109      $ 68,663       $ 56,729
                     Principal transactions                          36,251        31,009       28,046        24,654         26,465
                     Investment banking                              45,918        37,068       21,700        11,507         15,763
                     Interest                                        14,544        21,866       35,479        20,525         18,889
                     Other                                           25,880        25,530       27,514        25,844         19,442
                     ---------------------------------------------------------------------------------------------------------------
                     Total revenues                                 194,113       188,990      197,848       151,193        137,288
                     Less: Interest expense                           6,319        11,722       20,594        10,097          9,798
                     ---------------------------------------------------------------------------------------------------------------
                     Net revenues                                   187,794       177,268      177,254       141,096        127,490
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST         Employee compensation and benefits             126,726       120,889      117,229        92,819         86,967
EXPENSES             Communications and office supplies              10,737        10,799       10,879         8,911          8,389
                     Occupancy and equipment rental                  18,631        17,673       15,120        11,819          9,549
                     Commissions and floor brokerage                  3,373         3,269        3,059         2,838          2,804
                     Other operating expenses                        23,533        21,251       16,278        13,736         11,192
                     ---------------------------------------------------------------------------------------------------------------
                     Total non-interest expenses                    183,000       173,881      162,565       130,123        118,901
-----------------------------------------------------------------------------------------------------------------------------------
                     Income before income taxes                       4,794         3,387       14,689        10,973          8,589
                     Provision for income taxes                       2,014         1,377        5,486         3,808          3,344
                     ---------------------------------------------------------------------------------------------------------------
                     Net income                                    $  2,780      $  2,010     $  9,203      $  7,165       $  5,245
                     ===============================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA       Basic earnings                                $    .40      $    .28     $   1.31      $   1.08       $    .77
                     Diluted earnings                              $    .34      $    .25     $   1.20      $   1.03       $    .73
                     Cash dividends                                $    .06      $    .12     $    .12      $    .12       $    .12
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF         Total assets                                  $422,976      $440,559     $458,312      $453,110       $335,005
FINANCIAL CONDITION  Long-term obligations (includes capital
AND OTHER DATA        leases)                                      $ 35,006      $ 11,285     $ 11,771      $ 11,438       $  6,218
                     Stockholders' equity                          $ 79,990      $ 78,622      $74,178      $ 59,059       $ 54,977
                     Net income as % average equity                    3.44%         2.58%       13.33%        12.55%          9.69%
                     Net income as % total revenues                    1.43%         1.06%        4.65%         4.74%          3.82%
                     Average common shares and share
                       equivalents used in determining
                       earnings per share:
                         Basic                                        7,033         7,162        7,007         6,655          6,850
                         Diluted                                      8,169         7,990        7,669         6,940          7,198
-----------------------------------------------------------------------------------------------------------------------------------

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States. Although the Company has offices throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region. The Company's principal customers are individual investors, with the remaining client base composed of corporations, municipalities, and institutions.

A significant portion of the Company's revenue is derived from commissions, investment banking fees, principal transactions, and margin interest revenue. Changes in economic conditions, inflation, volatility of securities prices and interest rates, trading volume of securities, demand for investment banking services, geopolitical events, and competition from other securities brokerage firms and financial institutions are outside the control of the Company and may negatively impact these sources of revenue. Since a significant portion of the Company's expenses are relatively fixed, and revenues are subject to volatility, results of operations can vary significantly from period to period.

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

The Company's business activities subject it to substantial risks of potential liability to customers and to regulatory enforcement proceedings. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their investment executives for fraud, unauthorized trading, suitability, churning, failure to supervise, and breach of fiduciary duty. Underwriters and selling agents may be liable if they make material misstatements or omit material information in prospectuses and other communications regarding underwritten offerings of securities. The Company may be adversely affected by claims of this nature filed against it currently or in the future.

The cost of attracting and retaining skilled professionals in the financial services industry has escalated considerably as competition for these professionals has intensified. Employers in the industry are increasingly offering transition pay in the form of guaranteed contracts, upfront payments, and increased compensation. Since late 1997, the Company has increased the number of its investment executives and institutional sales people from 269 to 435 as part of its overall growth strategy. In order to attract these investment executives, the Company offered transition pay, principally in the form of upfront loans. These loans are amortized over a five- to ten-year period. During a period of declining markets, the Company may be adversely affected, as a portion of these costs remain fixed.

The difficult market and economic conditions that existed in 2001 deteriorated even further in 2002. Despite fairly resilient consumer spending, stimulated by historically low interest rates that lowered borrowing costs and increased home mortgage refinancings, economic growth remained sluggish. Concerns over weak corporate earnings, significant corporate bankruptcies, corporate governance scandals, heightened geopolitical tensions in the Middle East, the war on terrorism, and the threat of war with Iraq served to dissuade the investor further from the market.

The equity markets posted losses for the third consecutive year, with all three major equity market indices posting double-digit losses.

The combination of a weak economy, a declining stock market, and heightened geopolitical concerns resulted in another challenging year for the securities industry. Stock issuance volumes declined, reflecting falling stock prices and lack of investor demand. Merger and acquisition volumes dropped dramatically during 2002, reflecting unstable equity market conditions.

                                    15  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

As a result of the Federal Reserve Board's lowering of the Fed funds interest rates eleven times during 2001 and once during the last quarter of 2002, the Company's rates charged to its customers for borrowings were reduced. Likewise, the interest rates paid by the Company to support customer and firm borrowings declined. The effect of the reduction in interest rates, along with the Company's issuance of preferred securities (see Note L), was to reduce the Company's net interest margin by $1.9 million (19%).

However, for 2001 and 2002, the economic and interest rate environment provided favorable conditions industry-wide for municipal bond underwritings, as state and local governments tapped the capital markets to fund growing budget deficits and to refinance higher interest debt at very low borrowing costs.

Despite the uncertainty in the market, the Company continued its expansion efforts, albeit somewhat subdued from the prior years, by opening 7 branch offices, for a total of 79 in 15 states, and increasing the number of investment executives to 435 from 428.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the fair value of non-marketable investments and contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Legal Reserves

The Company records reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to the Company on certain of these claims. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation and the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with outside counsel, management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the balance sheet under the caption "Accounts payable and accrued expenses."

Valuation of Securities and Investments

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, of $11.2 million and $12.4 million at December 31, 2002 and 2001, respectively, are included under the caption "Investments" and are carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, are based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   16

The following summarizes the changes in the major categories of revenues and expenses for the respective periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED                      YEAR ENDED
                                                                  DECEMBER 31,   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
INCREASE (DECREASE)                                                   2002     VS.   2001           2001      VS.    2000
-----------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                                 AMOUNT       PERCENTAGE       AMOUNT         PERCENTAGE
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Commissions                                                     $(1,997)           (3)%       $(11,592)           (14)%
    Principal transactions                                            5,242            17            2,963             11
    Investment banking                                                8,850            24           15,368             71
    Interest                                                         (7,322)          (33)         (13,613)           (38)
    Other                                                               350             1           (1,984)            (7)
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                    5,123             3           (8,858)            (4)
    Less: Interest expense                                           (5,403)          (46)          (8,872)           (43)
-----------------------------------------------------------------------------------------------------------------------------------
    Net revenues                                                    $10,526             6%        $     14            - -
===================================================================================================================================
NON-INTEREST EXPENSES:
    Employee compensation and benefits                              $ 5,837             5%        $  3,660              3%
    Communication and office supplies                                   (62)           (1)             (80)            (1)
    Occupancy and equipment rental                                      958             5            2,553             17
    Commissions and floor brokerage                                     104             3              210              7
    Other operating expenses                                          2,282            11            4,973             31
-----------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expenses                                     $ 9,119             5%        $ 11,316              7%
===================================================================================================================================

2002 AS COMPARED TO 2001

The Company posted its seventh consecutive year of record net revenues of $187.8 million, up from $177.3 million of the previous year.

Net income increased to $2.8 million or $0.34 per diluted share from $2.0 million or $0.25 per diluted share.

Revenues from commissions on agency transactions declined $2.0 million, principally from continued declining market conditions.

Revenues from principal transactions increased $5.2 million, primarily as a result of increased trading activity in taxable and tax-exempt fixed income products as investors sought alternatives to equity-based products. Principal transactions are primarily derived from over-the-counter equity and fixed income inventory activities. Inventories of these securities are maintained to meet client needs. Commissions and realized and unrealized gains and losses that result from holding and trading these securities are included in principal transactions revenue.

Investment banking revenues increased $8.9 million due to an increase in corporate finance revenue of $10.0 million. After posting record revenues in 2001, municipal finance revenues decreased $1.1 million in 2002. During the year, the Company's Equity Capital Markets group led or co-managed 47 equity, debt, or trust preferred offerings raising more than $4.6 billion, compared to 21 deals in 2001 totaling $1.2 billion. During the year, the Company's Fixed Income Capital Markets group participated in 390 deals (146 negotiated and 244 competitive deals) totaling approximately $10.8 billion, compared to 375 fixed income deals (147 negotiated and 228 competitive) totaling $10.3 billion in 2001.

Net interest income decreased $1.9 million (19%) due to a decrease in interest income of $7.3 million, principally from reduced borrowings by customers caused by poor market conditions and decreased rates charged to those customers. The decrease in interest income was offset by a $5.4 million decrease in interest expense. Interest on short-term borrowings decreased $7.0 million, resulting from decreased borrowings as well as decreased rates on those borrowings and decreased stock loan activity by the Company to finance customer borrowings on margin accounts. The decrease in interest expense on short-term borrowings was offset by an increase in interest expense for long-term borrowings.

                                    17  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

On April 25, 2002, the Company completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities (trust preferred securities) for $34.5 million (see Note L). On April 30, 2002, the Company extinguished the $10.0 million principal amount of long-term debt bearing interest of 8% per annum. As a result, long-term interest for the year increased $1.6 million. Average short-term borrowings decreased $47.8 million, primarily for customer collateralized borrowings and stock loan activity, with a 49% decrease in rates.

Other income increased $350,000, primarily resulting from an increase in money market account fees.

Employee compensation and benefits expense, which comprises 67% of total expenses, increased $5.8 million. Investment executive compensation, a major variable component of employee compensation, increased $5.4 million. This increase is principally from increased revenue production, offset by a decrease in transition pay, principally enhanced pay, of $500,000. Payroll taxes and employee benefits expense increased $874,000, offset by a decrease in fixed salaries of $483,000.

Occupancy and equipment rental expense increased $958,000 as a result of the Company's continued expansion efforts.

Other operating expenses increased $2.3 million, resulting principally from an arbitration award against the Company for compensatory damages to two customers of the Company in connection with activities of a former broker in its Pikeville, Kentucky office. The Company recorded an approximate $3.5 million after-tax charge for this case and other matters in the third quarter.

2001 AS COMPARED TO 2000

The Company posted record net revenues for the sixth consecutive year of $177.3 million, up from $177.2 million in the previous year. Total revenues decreased to $189.6 million from $198.1 million recorded the previous year.

Net income declined to $2.0 million or $0.25 per diluted share from $9.2 million or $1.20 per diluted share. The decline was primarily due to decreased net interest income, increased operating costs due to the Company's expansion efforts, and significant charges for legal-related matters incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations and the writedown of the Company's investment portfolio.

Revenues from commissions on agency transactions decreased $11.6 million due principally to declining market conditions. Revenues from principal transactions increased $3.0 million, primarily as a result of increased trading activity in corporate bonds and municipal bonds as investors sought alternatives to equity-based products.

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

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   18

Non-interest expenses increased $11.3 million, resulting from the Company's continued expansion activities and legal-related expenses in connection with historical litigation referred to above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, trust preferred securities, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

In the normal course of business, Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available credit arrangements with banks totaled $255.0 million at December 31, 2002, of which $211.6 million was unused. There were no compensating balance requirements under these arrangements. The Company's floating interest rate on short-term borrowings bore interest at a weighted average rate of 1.74% and 1.97% at December 31, 2002 and 2001, respectively. Short-term borrowings utilized for customer loans of $26.4 million and $52.0 million were collateralized by customer-owned securities valued at $71.7 million and $81.4 million at December 31, 2002 and 2001, respectively. Short-term borrowings of $17.0 million and $14.8 million used to finance trading securities were collateralized by company-owned securities valued at $23.4 million and $22.6 million at December 31, 2002 and 2001, respectively. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The average of such borrowings was $49.0 million in 2002, $96.8 million in 2001, and $142.0 million in 2000 at effective interest rates of 2.25%, 4.50%, and 6.87%, respectively.

On April 25, 2002, the Company completed the offering of 1,380,000 shares of its 9% Cumulative Trust Preferred Securities for net proceeds of approximately $32.9 million after offering expenses of approximately $200,000 and underwriting commissions. The Company used the proceeds to pay down short-term bank loans.

The Company utilized cash flows from operations for general corporate purposes, to repurchase shares of the Company's common stock, to finance future expansion activities, and to repay long-term debt. On April 30, 2002, the Company repaid $10.0 million principal amount, as allowed by the agreement, of long-term indebtedness due June 30, 2004, payable to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0% per annum.

On February 19, 2002, the Company entered into a $4.0 million sale-leaseback arrangement for certain office furniture and equipment. The lease expires in February 2005, with an option to purchase the equipment at the higher of market value or 15% of the original purchase price. The Company makes quarterly payments of approximately $320,000. At the time of the sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which will be amortized ratably over the life of the lease. The transaction will be accounted for as an operating lease.

On May 9, 2002, the Company's board of directors authorized the repurchase of up to 750,000 additional shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes. Further, the Company announced the elimination of future dividends on its common stock. During the year, the Company repurchased 570,124 shares at an average price of $12.05 per share. The Company is permitted to buy an additional 839,765 shares under existing board authorizations.

                                    19  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

Management believes that funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet its present and anticipated financing needs and fund the Company's continued expansion for the next 12 months.

Stifel Nicolaus is subject to certain requirements of the SEC with regard to liquidity and capital requirements. At December 31, 2002, Stifel Nicolaus had net capital of approximately $43.6 million, which exceeded the minimum net capital requirements by approximately $37.1 million. Stifel Nicolaus may not be able to pay dividends from its equity capital without prior regulatory approval if doing so would jeopardize its ability to satisfy minimum net capital requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The adoption of the provisions of these statements did not have a material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, required discontinuing the amortization of goodwill ($122,000 and $225,000 for 2001 and 2000, respectively) with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. On January 1, 2002, the Company adopted SFAS No. 142 (see Note F).

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 will require that a liability be recognized at the fair value of the guarantee. The Company has adopted the disclosure provisions of FIN 45 in the accompanying financial statements and does not expect the liability recognition provisions will have a material impact on the Company's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN 46, the Company does not believe it will be required to consolidate any information related to variable interest entities.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   20

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

The Company manages its trading businesses by product and has established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory position.

Position limits in trading inventory accounts are established and monitored on a daily basis. Management monitors inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, and securities ratings.

----------------------------------------------------------------------------------
(IN THOUSANDS)                   DECEMBER 31, 2002          DECEMBER 31, 2001
----------------------------------------------------------------------------------
Financial instruments with market risk:
    Fair value
        Federal obligations                $ 3,438                    $ 4,862
        Municipal obligations               16,325                     15,046
        Corporate obligations                3,454                      1,334
----------------------------------------------------------------------------------
        Total debt securities               23,217                     21,242
----------------------------------------------------------------------------------
        Equity and other securities          3,905                      1,552
----------------------------------------------------------------------------------
    Total                                  $27,122                    $22,794
==================================================================================

The table above primarily represents trading inventory associated with our customer facilitation and market-making activities and includes net long and short fair values, which is consistent with the way risk exposure is managed.

                                    21  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

Interest Rate Risk

The Company is exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on its interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, and bank borrowings), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to the Company, with the rates generally fluctuating in parallel.

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

At December 31, 2002, securities, primarily from customer margin and securities borrowing transactions of approximately $383.2 million were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for bank loans ($71.7 million), stock loans ($35.3 million), OCC margin requirements ($91.1 million), and customer short sales ($3.0 million).

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

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   22

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (5) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions became effective immediately, while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the SEC. Although there will be modest additional expenses incurred in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The research departments of broker-dealer firms are the subject of increased regulatory scrutiny. In 2002, the SEC, the NYSE, and the NASD adopted numerous rules affecting research analysts and their interaction with investment banking departments at member securities firms, as well as other companies. Also, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act, the SEC, the NYSE, and the NASD proposed additional, heightened restrictions on the interaction between research analysts and investment banking departments at member securities firms.

The USA Patriot Act of 2001 ("Patriot Act"), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the Patriot Act seeks to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions, including the Company, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions requires the implementation and maintenance of internal practices, procedures, and controls which will increase our costs and may subject us to liability.

                                    23  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------
            (IN THOUSANDS)                                      DECEMBER 31, 2002       DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------
ASSETS      Cash and cash equivalents                                    $ 13,885                $ 16,314
            Cash segregated for the exclusive benefit of customers             30                     191
            ---------------------------------------------------------------------------------------------
            Receivable from brokers and dealers:
              Securities failed to deliver                                     72                     787
              Deposits paid for securities borrowed                        22,451                  42,968
              Settlement balances with clearing organizations              10,471                   6,045
            ---------------------------------------------------------------------------------------------
                                                                           32,994                  49,800
            ---------------------------------------------------------------------------------------------
            Receivable from customers, net of allowance for doubtful
              receivables of $144 and $229, respectively                  264,646                 264,155
            ---------------------------------------------------------------------------------------------
            Securities owned, at fair value:
              U.S. Government obligations                                   4,419                   5,078
              State and municipal obligations                              16,680                  15,125
              Corporate obligations                                         3,603                   1,469
              Corporate stocks                                              6,284                   3,674
            ---------------------------------------------------------------------------------------------
                                                                           30,986                  25,346
            ---------------------------------------------------------------------------------------------
            Investments                                                    30,509                  31,183
            Memberships in exchanges, at cost                                 463                     463
            Office equipment and leasehold improvements, at cost,
              net of allowances for depreciation and amortization of
              $19,174 and $18,661, respectively                             7,277                  10,479
            Goodwill                                                        3,310                   3,310
            Loans and advances to investment executives and other
              employees, net of allowance for doubtful receivables
              from former employees of $677 and $526, respectively         19,977                  21,733
            Deferred tax asset                                              5,952                   6,062
            Other assets                                                   12,947                  11,523
            ---------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                 $422,976                $440,559
            =============================================================================================


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   24


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)        DECEMBER 31, 2002       DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------
LIABILITIES AND     Short-term borrowings from banks                     $ 43,400                $ 66,800
STOCKHOLDERS'       -------------------------------------------------------------------------------------
EQUITY              Payable to brokers and dealers:
                    Securities failed to receive                            1,243                   3,874
                    Deposits received from securities loaned               56,076                 144,022
                    Settlement balances with clearing organizations         1,597                   1,843
                    -------------------------------------------------------------------------------------
                                                                           58,916                 149,739
                    -------------------------------------------------------------------------------------
                    Payable to customers                                  110,502                  44,077
                    Securities sold, but not yet purchased, at fair
                      value                                                 3,864                   2,552
                    Drafts payable                                         19,592                  20,968
                    Accrued employee compensation                          20,382                  16,645
                    Obligations under capital leases                          506                   1,285
                    Accounts payable and accrued expenses                  23,103                  22,644
                    Long-term debt                                            - -                  10,000
                    Guaranteed preferred beneficial interest in
                      subordinated debt securities                         34,500                     - -
                    Other                                                  24,598                  24,598
                    -------------------------------------------------------------------------------------
                                                                          339,363                 359,308
                    -------------------------------------------------------------------------------------
                    Liabilities subordinated to claims of general
                      creditors                                             3,623                   2,629
                    Stockholders' equity:
                      Preferred stock -- $1 par value; authorized
                        3,000,000 shares; none issued
                      Common stock -- $.15 par value; authorized
                        30,000,000 shares; issued 7,675,781 shares          1,152                   1,152
                      Additional paid-in capital                           53,337                  49,595
                      Retained earnings                                    36,161                  33,929
                    -------------------------------------------------------------------------------------
                                                                           90,650                  84,676
                    -------------------------------------------------------------------------------------
                    Less:
                      Treasury stock, at cost
                        732,228 and 357,962 shares, respectively            8,467                   3,628
                      Unamortized expense of restricted stock awards            5                      29
                      Unearned employee stock ownership plan shares,
                        at cost, 170,809 and 187,073 shares,
                        respectively                                        2,188                   2,397
                    -------------------------------------------------------------------------------------
                                                                           79,990                  78,622
                    -------------------------------------------------------------------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $422,976                $440,559
                    =====================================================================================

See Notes to Consolidated Financial Statements.

                                    25  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      2002              2001              2000
-----------------------------------------------------------------------------------------------------------------------------
REVENUES            Commissions                                                $ 71,520          $ 73,517          $ 85,109
                    Principal transactions                                       36,251            31,009            28,046
                    Investment banking                                           45,918            37,068            21,700
                    Interest                                                     14,544            21,866            35,479
                    Other                                                        25,880            25,530            27,514
                    ---------------------------------------------------------------------------------------------------------
                    Total revenues                                              194,113           188,990           197,848
                    Less: Interest expense                                        6,319            11,722            20,594
                    ---------------------------------------------------------------------------------------------------------
                    Net revenues                                                187,794           177,268           177,254
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST        Employee compensation and benefits                          126,726           120,889           117,229
EXPENSES            Communications and office supplies                           10,737            10,799            10,879
                    Occupancy and equipment rental                               18,631            17,673            15,120
                    Commissions and floor brokerage                               3,373             3,269             3,059
                    Other operating expenses                                     23,533            21,251            16,278
                    ---------------------------------------------------------------------------------------------------------
                    Total non-interest expenses                                 183,000           173,881           162,565
-----------------------------------------------------------------------------------------------------------------------------
                    Income before income taxes                                    4,794             3,387            14,689
                    Provision for income taxes                                    2,014             1,377             5,486
                    ---------------------------------------------------------------------------------------------------------
                    Net income                                                 $  2,780          $  2,010          $  9,203
                    =========================================================================================================
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER        Net income per share:
COMMON SHARE AND      Basic earnings per share                                 $   0.40          $   0.28          $   1.31
SHARE EQUIVALENTS     Diluted earnings per share                               $   0.34          $   0.25          $   1.20

                    ---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   26

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   TREASURY STOCK AND
                                                                                   UNEARNED EMPLOYEE     UNAMORTIZED
                                   COMMON STOCK      ADDITIONAL                   STOCK OWNERSHIP PLAN    EXPENSE OF
(IN THOUSANDS,                ---------------------     PAID-IN     RETAINED      --------------------    RESTRICTED
EXCEPT SHARE AMOUNTS)           SHARES       AMOUNT     CAPITAL     EARNINGS      SHARES       AMOUNT   STOCK AWARDS          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000    7,376,176      $1,107     $43,573     $24,546      (943,656)    $ (9,797)        $(370)       $59,059
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
   stock ($.12 per share)           - -         - -         - -        (922)          - -          - -           - -           (922)
Purchase of treasury shares         - -         - -         - -         - -      (168,606)      (1,738)          - -         (1,738)
Employee benefit plans          149,795          22       1,026         - -        39,300          441           - -          1,489
Stock options exercised             - -         - -        (208)        - -        52,286          510           - -            302
Restricted stock awards             - -         - -           3         - -         2,000           20           (23)           - -
Units and restricted stock
   awards amortization              - -         - -       1,796         - -           - -          - -           238          2,034
Dividend reinvestment               - -         - -         - -         - -           476            5           - -              5
Hanifen, Imhoff Inc.
   acquisition                      - -         - -        (270)        - -       516,984        5,016           - -          4,746
Net income for the year             - -         - -         - -       9,203           - -          - -           - -          9,203
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000  7,525,971       1,129      45,920      32,827      (501,216)      (5,543)         (155)        74,178
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
   stock ($.12 per share)           - -         - -         - -        (908)          - -          - -           - -           (908)
Purchase of treasury shares         - -         - -         - -         - -       (95,930)      (1,048)          - -         (1,048)
Employee benefit plans          149,810          23       2,085         - -        23,210          276           - -          2,384
Stock options exercised             - -         - -         (88)        - -        28,523          286           - -            198
Units and restricted stock
   awards amortization              - -         - -       1,670         - -           - -          - -           126          1,796
Dividend reinvestment               - -         - -           8         - -           378            4           - -             12
Net income for the year             - -         - -         - -       2,010           - -          - -           - -          2,010
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001  7,675,781       1,152      49,595      33,929      (545,035)      (6,025)          (29)        78,622
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
   stock ($.06 per share)           - -         - -         - -        (463)          - -          - -           - -           (463)
Purchase of treasury shares         - -         - -         - -         - -      (570,124)      (6,862)          - -         (6,862)
Employee benefit plans              - -         - -         393         (85)      172,174        1,789           - -          2,097
Stock options exercised             - -         - -        (112)        - -        39,802          441           - -            329
Units and restricted stock
   awards amortization              - -         - -       3,461         - -           - -          - -            24          3,485
Dividend reinvestment               - -         - -         - -         - -           146            2           - -              2
Net income for the year             - -         - -         - -       2,780           - -          - -           - -          2,780
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002  7,675,781      $1,152     $53,337     $36,161      (903,037)    $(10,655)        $  (5)       $79,990
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                    27  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                     (IN THOUSANDS)                                                     2002             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS           Net income                                                       $  2,780         $  2,010          $  9,203
FROM OPERATING       --------------------------------------------------------------------------------------------------------------
ACTIVITIES           Noncash and nonoperating items included in earnings:
                       Depreciation and amortization                                     3,390            4,268             4,136
                       Upfront loans amortization                                        5,298            5,489             2,836
                       Deferred items                                                      502           (1,180)              242
                       Amortization of restricted stock awards, units,
                         and stock benefits                                              3,485            1,796             1,157
                       Losses on investments                                               927            2,117               321
                     --------------------------------------------------------------------------------------------------------------
                                                                                        16,382           14,500            17,895
                     Decrease (increase) in operating receivables:
                       Customers                                                          (491)          41,323             7,556
                       Brokers and dealers                                              16,806          (19,070)           11,593
                     (Decrease) increase in operating payables:
                       Customers                                                        66,425            3,593             6,841
                       Brokers and dealers                                             (90,823)          (5,783)            8,462
                     Decrease (increase) in assets:
                       Cash and U.S. Government securities
                         segregated for the exclusive benefit
                         of customers                                                      161               (4)               (6)
                       Securities owned                                                 (5,640)            (586)            2,613
                       Notes receivable from officers and employees                     (3,542)          (9,802)          (12,316)
                       Other assets                                                     (1,055)           4,984            (4,734)
                     (Decrease) increase in liabilities:
                       Securities sold, not yet purchased                                1,312           (1,803)            2,319
                       Drafts payable, accounts payable and accrued
                         expenses, and accrued employee compensation                     2,687            4,865             4,639
                     --------------------------------------------------------------------------------------------------------------
                     Cash From Operating Activities                                   $  2,222         $ 32,217          $ 44,862
                     --------------------------------------------------------------------------------------------------------------


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   28

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                     (IN THOUSANDS)                                                     2002             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
                     Cash From Operating Activities --
                       From Previous Page                                             $  2,222         $ 32,217          $ 44,862
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS           Net payments for short-term borrowings
FROM FINANCING         from banks                                                      (23,400)         (21,450)          (34,815)
ACTIVITIES           Proceeds from:
                       Issuance of stock                                                 2,308            1,888             1,796
                       Sale/lease back of office equipment                               3,951              - -               - -
                       Issuance of guaranteed preferred beneficial
                         interest in subordinated debt securities                       34,500              - -               - -
                     Payments for:
                       Purchases of stock for treasury                                  (6,862)          (1,048)           (1,738)
                       Settlement of long-term debt                                    (10,000)             - -              (370)
                       Offering cost associated with issuing preferred
                         securities                                                     (1,577)             - -               - -
                       Principal payments under
                         capital lease obligation                                         (795)            (841)           (1,182)
                       Repayment of notes assumed in acquisition
                         of subsidiary                                                     - -           (1,232)           (1,500)
                       Cash dividends                                                     (463)            (908)             (922)
                     --------------------------------------------------------------------------------------------------------------
                     Cash From Financing Activities                                     (2,338)         (23,591)          (38,731)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS           Proceeds from:
FROM INVESTING         Cash received in acquisition of subsidiary                          - -              - -             2,927
ACTIVITIES             Sale of investments                                                 905              100               543
                     Payments for:
                       Acquisition of office equipment and
                         leasehold improvements                                         (3,183)          (4,513)           (4,163)
                       Acquisition of investments                                          (35)          (2,488)           (7,710)
                     --------------------------------------------------------------------------------------------------------------
                     Cash From Investing Activities                                     (2,313)          (6,901)           (8,403)
                     --------------------------------------------------------------------------------------------------------------
                     (Decrease) increase in cash and cash equivalents                   (2,429)           1,725            (2,272)
                     Cash and cash equivalents -- beginning of year                     16,314           14,589            16,861
                     --------------------------------------------------------------------------------------------------------------
                     Cash and cash equivalents -- end of year                         $ 13,885         $ 16,314          $ 14,589
                     ==============================================================================================================
                     Supplemental disclosures of cash flow information:
                       Interest payments                                              $  4,418         $ 12,854          $ 20,405
                       Income tax payments                                            $  3,078         $  2,904          $  4,928
                     Schedule of Noncash Investing and Financing Activities:
                       Fixed assets acquired under capital lease                      $     16         $    355          $  1,885
                       Restricted stock awards and units, net of forfeitures          $  4,368         $  3,341          $  5,888
                       Employee stock ownership shares                                $    197         $    188          $    183
                       Acquisition of Hanifen, Imhoff Inc.                                 - -              - -          $  4,746


See Notes to Consolidated Financial Statements.

                                    29  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments and the accrual for litigation. Actual results could differ from those estimates.

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

Receivables from customers includes amounts due on cash and margin transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the consolidated statements of financial condition.

Customer security transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Principal securities transactions are recorded on a trade date basis.

FAIR VALUE

The Company's financial instruments are carried at fair value or amounts that approximate fair value, except for the trust preferred securities
(see Note L). Securities owned and securities sold, but not yet purchased are valued using quoted market or dealer prices, pricing models, or management's estimates. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. The Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)


INVESTMENTS

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, are included under the caption "Investments" and are carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, are based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $11,173 and $12,369 at December 31, 2002 and 2001, respectively.

LOANS AND ADVANCES

The Company offers transition pay, principally in the form of upfront loans, to investment executives and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. Management monitors and compares individual investment executive production to each loan issued to ensure future recoverability.

INVESTMENT BANKING

Investment banking revenue is recorded as follows: management fees and selling concessions on trade date, underwriting fees net of underwriting expense upon completion of the underwriting, and other investment banking revenue upon the completion of the service.

INCOME TAXES

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities.

COMPREHENSIVE INCOME

The Company had no other comprehensive income items; accordingly, net income and other comprehensive income are the same.

OTHER

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Stifel Nicolaus to deposit cash or other collateral with the lender generally in excess of the market value of securities borrowed. With respect to securities loaned, Stifel Nicolaus receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. Stifel Nicolaus monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Amortization of assets under capital lease is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the remaining term of the lease. Depreciation of office equipment is provided over estimated useful lives of three to seven years using accelerated methods.

Goodwill recognized in business combinations accounted for as purchases is tested for impairment in accordance with provisions of SFAS 142 adopted in 2002 (see Note F). Prior year goodwill was amortized over 25 years on a straight-line basis.

Basic earnings per share of common stock is computed by dividing income available to shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share include dilutive stock options and stock units under the treasury stock method.

                                    31  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE B -- SPECIAL RESERVE BANK ACCOUNT

At December 31, 2002, cash of $30 has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934. Stifel Nicolaus performs a weekly reserve calculation for proprietary accounts of introducing brokers ("PAIB"). At December 31, 2002, no deposit was required.

NOTE C -- SHORT-TERM BORROWINGS FROM BANKS

In the normal course of business, Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available credit arrangements with banks totaled $255,000 at December 31, 2002, of which $211,600 was unused. There were no compensating balance requirements under these arrangements. The Company's floating interest rate short-term borrowings bore interest at a weighted average rate of 1.74% and 1.97% at December 31, 2002 and 2001, respectively. Short-term borrowings utilized for customer loans of $26,400 and $52,050 were collateralized by customer-owned securities valued at $71,680 and $81,444 at December 31, 2002 and 2001, respectively. Short-term borrowings of $17,000 and $14,750 used to finance trading securities were collateralized by company-owned securities valued at $23,368 and $22,605 at December 31, 2002 and 2001, respectively. The average of such borrowings was $48,971 in 2002, $96,751 in 2001, and $141,993 in 2000 at effective interest rates of 2.25%, 4.50%, and 6.87%, respectively.

NOTE D -- COMMITMENTS AND CONTINGENCIES

In the normal course of business, Stifel Nicolaus enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2002, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, Stifel Nicolaus had pledged cash and customer-owned securities valued at $91,063. At December 31, 2002, the amounts on deposit satisfied the minimum margin deposit requirement of $85,335.

In connection with margin deposit requirements of the National Securities Clearing Corporation, Stifel Nicolaus had pledged cash and firm-owned securities valued at $500 and a standby letter of credit amounting to $2,000. At December 31, 2002, the amounts on deposit satisfied the minimum margin deposit requirement of $688.

The future minimum rental commitments at December 31, 2002, with initial or remaining non-cancellable lease terms in excess of one year are as follows:

------------------------------------------------------------------------------

YEAR ENDING DECEMBER 31,                    CAPITAL LEASES    OPERATING LEASES
------------------------------------------------------------------------------

2003                                              $333            $ 8,431
2004                                               157              7,889
2005                                                41              5,988
2006                                                37              4,882
2007                                                --              3,695
Thereafter                                          --             11,605
------------------------------------------------------------------------------
Minimum Commitments                               $568            $42,490
                                                                  =======
         Less Interest                             (62)
                                                  ----
Net Present Value of Capital Lease Obligations    $506
                                                  ====

Rental expense for the years ended December 31, 2002, 2001, and 2000, approximated $9,907, $8,216, and $6,678, respectively.

Office equipment, under capital leases, with a recorded cost of approximately $2,257, net of amortization of $1,783, and $3,593, net of amortization of $2,398, at December 31, 2002 and 2001, respectively, collateralizes the above capital lease obligations and is included in the consolidated statements of financial condition under the caption of "Office equipment and leasehold improvements."

Amortization and depreciation expense of assets under capital lease and owned furniture and equipment for 2002, 2001, and 2000 was $3,390, $4,077, and $3,842, respectively.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per share amounts)

NOTE D -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 19, 2002, the Company entered into a $4.0 million sale-leaseback arrangement for certain office furniture and equipment. The lease expires in February 2005, with an option to purchase the equipment at the higher of market value or 15% of the original purchase price. The Company makes quarterly payments of approximately $320, included in the previous table. At the time of the sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which will be amortized ratably over the life of the lease. The transaction is being accounted for as an operating lease.

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

At December 31, 2002, Stifel Nicolaus had net capital of $43,633, which was 13.37% of aggregate debit items and $37,107 in excess of minimum required net capital.

NOTE F -- GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company ceased amortizing goodwill. The Company tested the goodwill for impairment in accordance with SFAS No. 142. There were no changes in the carrying amounts of goodwill for the Company for the year ended December 31, 2002.

As required by SFAS No. 142, the results for the prior years have not been restated. The reconciliation of reported net income and EPS to adjusted net income for the years ended December 31, 2001 and 2000 is presented below:

-------------------------------------------------------------------------------
                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                       2001              2000
-------------------------------------------------------------------------------
Reported net income                                    $2,010           $9,203
Add back: goodwill amortization, net of tax                73              141
-------------------------------------------------------------------------------
Adjusted net income                                    $2,083           $9,344
                                                       ======           ======
Basic EPS:
Reported net income per share                          $ 0.28           $ 1.31
Add back: goodwill amortization                          0.01             0.02
-------------------------------------------------------------------------------
Adjusted net income per basic share                    $ 0.29           $ 1.33
                                                       ======           ======
Diluted EPS:
Reported net income per share                          $ 0.25           $ 1.20
Add back: goodwill amortization                          0.01             0.02
-------------------------------------------------------------------------------
Adjusted net income per diluted share                  $ 0.26           $ 1.22
                                                       ======           ======


                                    33  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE G -- EMPLOYEE BENEFIT PLANS

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Contributions to the PSP were based upon a company match of 50% of the employees' first one thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 250,000 shares of the Parent's common stock. The amounts charged to employee compensation and benefits for the PSP were $425, $486, and $418, for 2002, 2001, and 2000, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Parent on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $170) to total compensation. In 1997, the Company purchased 248,063 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Parent and the ESOP. At December 31, 2002, the plan held 413,610 shares, of which 170,809 shares with a fair value of $1,903 were unallocated. The Company charged to employee compensation and benefits $197, $188, and $183 for the ESOP contributions for 2002, 2001, and 2000, respectively.

NOTE H -- STOCK-BASED COMPENSATION PLANS

The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------------------------
                                               YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                       2002              2001             2000
-------------------------------------------------------------------------------
Net income
    As reported                       $2,780            $2,010           $9,203
    Pro forma                         $1,845            $1,184           $8,458
-------------------------------------------------------------------------------
Basic earnings per share
    As reported                       $ 0.40            $ 0.28           $ 1.31
    Pro forma                         $ 0.26            $ 0.17           $ 1.21
-------------------------------------------------------------------------------
Diluted earnings per share
    As reported                       $ 0.34            $ 0.25           $ 1.20
    Pro forma                         $ 0.23            $ 0.15           $ 1.10
-------------------------------------------------------------------------------

All option plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the Plans, determine to whom options may be granted under the Plans, and determine the terms of each option.

STOCK OPTION/INCENTIVE STOCK AWARD PLANS

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


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE H -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

Effective with options granted in 1995 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0.00%, 1.02%, and 1.05%; expected volatility of 32.6%, 34.6%, and 35.9%; risk-free interest rates of 3.82%, 4.55%, and 6.15%; and expected lives of 5.00 years,
5.97 years, and 6.36 years.

The summary of the status of the Company's fixed stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                        2002                           2001                         2000
                                            ---------------------------    ---------------------------  ---------------------------
                                                       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
FIXED OPTIONS                                 SHARES    EXERCISE PRICE       SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            1,368,435        $10.40        1,200,838       $10.11        807,885         $ 9.32
-----------------------------------------------------------------------------------------------------------------------------------
Granted                                       293,500         10.91          241,000        11.48        515,100          10.88
Exercised                                     (39,802)         7.54          (28,523)        6.93        (52,286)          5.29
Forfeited                                     (71,600)        10.69          (44,880)       10.63        (69,861)         10.37
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                  1,550,533        $10.56        1,368,435       $10.40      1,200,838         $10.11
===================================================================================================================================
Options exercisable at year-end               748,480                        581,957                     420,203

Weighted-average fair value of
   options granted during the year              $3.63                          $4.30                       $4.63
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

---------------------------------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                    --------------------------------------------------------      -----------------------------------
                        NUMBER       WEIGHTED-AVERAGE                                 NUMBER
RANGE OF            OUTSTANDING AT      REMAINING           WEIGHTED-AVERAGE      EXERCISABLE AT     WEIGHTED-AVERAGE
EXERCISE PRICES        12/31/02      CONTRACTUAL LIFE        EXERCISE PRICE          12/31/02         EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------

$ 4.70 - $ 7.56         122,078            3.51                  $ 5.90              122,078              $ 5.90
  7.74 -  10.40         558,889            7.37                   10.06              218,798                9.81
 10.44 -  10.83         331,205            6.26                   10.64              212,781               10.72
 10.88 -  12.07         339,900            8.00                   11.40              111,987               11.53
 12.10 -  15.31         198,461            7.48                   13.26               82,836               14.04
---------------------------------------------------------------------------------------------------------------------
$ 4.70 - $15.31       1,550,533            6.98                  $10.56              748,480              $10.15
=====================================================================================================================


                                    35  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE H -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

Under the 1998 Employee Stock Purchase Plan (the "ESPP"), the Company is authorized to issue up to 150,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees can choose each year to have a specified percentage of their compensation withheld in 1% increments not to exceed 10%. The participant may also specify a maximum dollar amount to be withheld. At the beginning of every year, each participant is granted an option to purchase up to 1,000 shares of common stock at a price equal to the lower of 85% of the beginning-of-year or end-of-year fair market value of the common stock. Approximately 33% to 35% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company granted 149,842, 149,675, and 149,810 shares to employees in 2002, 2001, and 2000, respectively.

Effective with options granted in 1995, the fair value of each employee's purchase rights is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0.49%, 1.02%, and 1.05%; expected volatility of 32.6%, 34.6%, and 35.9%; risk-free interest rates of 2.00%, 3.48%, and 6.11%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2002, 2001, and 2000 was $1.41, $2.37, and $2.34, respectively.

RESTRICTED STOCK AWARDS

Restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. Certain key employees were granted 2,000 shares of restricted stock, with a fair value of $23, during 2000. At December 31, 2002, restricted stock awards covering 945 shares were outstanding, with the restrictions expiring at various dates through 2003. The shares are restricted as to resale. Restrictions lapse ratably over three- and five-year service periods. The deferred cost of the restricted stock awards is amortized on a straight-line basis. The Company charged to employee compensation and benefits $24, $126, and $238 for the amortization during 2002, 2001, and 2000, respectively.

STOCK UNITS

A stock unit represents the right to receive a share of common stock from the Parent at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Parent stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. The Company charged $1,940, $1,263, and $919 to employee compensation and benefits relating to units granted under this plan for 2002, 2001, and 2000, respectively.

Effective January 1, 1999, Stifel Nicolaus adopted a deferred compensation plan ("SWAP") for its investment executives ("I.E.s") who achieve certain levels of production, whereby a certain percentage of their earnings is deferred as defined by the plan, of which 50% is deferred into Parent stock units with a 25% matching contribution and 50% into optional investments chosen by the I.E.s. I.E.s may elect to defer an additional 1% of earnings into Parent stock units with a 25% matching contribution. In addition, certain I.E.s, upon joining the firm, may receive Parent stock units in lieu of transition cash payments. Prior to the adoption of this plan, I.E.s could elect to invest their individual deferred amounts into several investment options, including Parent stock. Deferred compensation for both plans cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. Charges to employee compensation and benefits related to these plans were $1,988, $1,337, and $320 for 2002, 2001, and 2000, respectively.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE I -- LEGAL PROCEEDINGS

The Company is a defendant in Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both pending in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, Stifel Nicolaus. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. Due to the unspecified amount of these claims, the Company cannot reasonably estimate the amount sought for indemnification. Management does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period.

The Company is also a defendant in several lawsuits and arbitrations, which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts and after consultation with outside counsel and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition and results of operations. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

During the year, an NASD Arbitration panel awarded approximately $4,500 in compensatory damages to two customers of the Company. The award was issued in connection with the activities of a former broker in its Pikeville, Kentucky office. The Company believes the award was in disregard of the applicable law and has asked the federal court to set aside the decision. The Company recorded an approximate $3,500 after-tax charge for this case and other matters.

NOTE J -- OFF-BALANCE SHEET CREDIT RISK

As a carrying broker-dealer, Stifel Nicolaus clears and executes transactions for two introducing broker-dealers. Pursuant to the clearing agreements, the introducing broker-dealers guarantee the performance of their customers to Stifel Nicolaus. To the extent the introducing broker-dealers are unable to satisfy their obligations under the terms of the respective clearing agreements, Stifel Nicolaus would be secondarily liable.

Stifel Nicolaus also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. Stifel Nicolaus' liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for Stifel Nicolaus to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

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

                                    37  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE J -- OFF-BALANCE SHEET CREDIT RISK (CONTINUED)

The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing customer margin securities held as collateral. The Company monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks on a collateralized basis utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls its exposure to credit risk by continually monitoring its counterparties' positions, and, where deemed necessary, the Company may require a deposit of additional collateral and/or a reduction or diversification of positions. The Company sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions. The Company controls its exposure to price risk for short sales through daily review and setting position and trading limits.

At December 31, 2002, securities, primarily from customer margin and securities borrowing transactions, of approximately $383,239 were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for bank loans ($71,680), stock loans ($35,252), OCC margin requirements ($91,063), and customer short sales ($2,968).

CONCENTRATIONS OF CREDIT RISK

The Company maintains margin and cash security accounts for its customers located throughout the United States. The majority of the Company's customer receivables are serviced by branch locations in Missouri and Illinois.

NOTE K -- LONG-TERM DEBT

On April 30, 2002, the Company extinguished the $10.0 million principal amount, as allowed by the agreement, of long-term debt to Western and Southern Life Insurance Company, a significant shareholder, due June 30, 2004, bearing interest of 8.0% per annum.

NOTE L -- GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT
          SECURITIES

On April 25, 2002, the Company completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities ("trust preferred securities") for $34.5 million (net proceeds of approximately $32.9 million after offering expenses of approximately $200,000 and underwriting commissions). The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from the Company by Stifel Financial Capital Trust I, a Delaware Trust and wholly owned subsidiary of the Company. The trust preferred securities may be redeemed by the Company no earlier than June 30, 2007, but no later than June 30, 2032. Distributions of the cumulative cash distributions will be made quarterly. Undistributed payments will accumulate interest of 9% per annum compounded quarterly. At December 31, 2002, the fair market value of the trust preferred securities was $35,811.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE M -- LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Stifel Nicolaus has a deferred compensation plan available to I.E.s who achieve a certain level of production, whereby a certain percentage of their earnings is deferred as defined by the plan, a portion of which is deferred in Parent stock units and the balance into optional investment choices. Stifel Nicolaus obtained approval from the New York Stock Exchange to subordinate the liability for future payments to I.E.s for that portion of compensation not deferred in Parent stock units. Beginning with deferrals made in plan year 1997, Stifel Nicolaus issued cash subordination agreements to participants in the plan pursuant to provisions of Appendix D of Securities and Exchange Act ("SEA") Rule 15c3-1 and included in its computation of net capital the following:

-------------------------------------------------------------------------------
                                            DISTRIBUTION
PLAN YEAR                                    JANUARY 31,               AMOUNT
-------------------------------------------------------------------------------
1997                                            2003                  $  710
1998                                            2004                     707
1999                                            2005                     649
2000                                            2006                     811
2001                                            2007                     746
-------------------------------------------------------------------------------
                                                                      $3,623
                                                                      ======

NOTE N -- INVESTMENTS IN QUALIFIED MISSOURI BUSINESSES

The Company formed two Limited Liability Corporations, referred to collectively as "the LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's consolidated statement of financial condition under the caption "Other." Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment of the notes and are placed in an irrevocable trust. These securities, valued at approximately $16,129 and $15,190 at December 31, 2002 and 2001, respectively, are held to maturity and are included under the caption "Investments." The remaining proceeds are available for investment in qualified Missouri businesses.

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These investments are not readily marketable and are valued at fair value. These securities, valued at approximately $2,670 and $2,728 at December 31, 2002 and 2001, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

NOTE O -- PREFERRED STOCK PURCHASE RIGHTS

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

                                    39  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE P -- INCOME TAXES

The Company's provision (benefit) for income taxes consists of:

-------------------------------------------------------------------------------
                                              YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------
                                       2002             2001             2000
                                      -----------------------------------------
CURRENT:
    Federal                           $1,548          $ 2,734           $4,957
    State                                356              628              607
-------------------------------------------------------------------------------
                                       1,904            3,362            5,564

DEFERRED:
    Federal                               89           (1,614)             (69)
    State                                 21             (371)              (9)
-------------------------------------------------------------------------------
                                         110           (1,985)             (78)

-------------------------------------------------------------------------------
                                      $2,014          $ 1,377           $5,486
===============================================================================

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

--------------------------------------------------------------------------------------
                                                     YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
                                             2002             2001             2000
                                           -------------------------------------------
Federal tax computed at statutory rates     $1,630          $1,152            $4,995
State income taxes, net of federal
    income tax benefit                         264             170               392
Other, net                                     120              55                99

--------------------------------------------------------------------------------------
Provision for income taxes                  $2,014          $1,377            $5,486
======================================================================================

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE P -- INCOME TAXES (CONTINUED)

The net deferred tax asset consists of the following temporary differences:

-----------------------------------------------------------------------------------------------------
                                                               DECEMBER 31, 2002   DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------
DEFERRED TAX      Accruals not currently deductible                       $3,231             $ 2,166
ASSET             Deferred compensation                                      993               1,248
                  Hanifen, Imhoff Inc. net operating loss                    935               1,041
                  Deferred revenue                                           308                 955
                  Office equipment and leasehold improvements,
                   principally book over tax depreciation                    172                 513
                  Investments, principally due to valuation allowance        378               1,114
                  Other                                                      182                 249
                  -----------------------------------------------------------------------------------
                        Deferred Tax Asset                                 6,199               7,286
                  -----------------------------------------------------------------------------------
DEFERRED TAX      Customer and employee receivable                           (61)             (1,046)
LIABILITY         Intangible assets, principally tax over book
                   amortization                                             (186)               (178)

                  -----------------------------------------------------------------------------------
                        Deferred Tax Liability                              (247)             (1,224)
                  -----------------------------------------------------------------------------------
                      Net Deferred Tax Asset                              $5,952             $ 6,062
                  ===================================================================================

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

NOTE Q -- RELATED PARTY TRANSACTIONS

Four directors of the Parent are associated with firms that provide legal or consulting services to the Company. The Company charged approximately $40, $723, and $342 (primarily for legal fees) to operations for these services for 2002, 2001, and 2000, respectively.

Two directors of the Parent have a general partnership interest in an enterprise in which the Company also holds general and limited partnership interests carried at approximately $122 at December 31, 2002, and $322 at December 31, 2001.

NOTE R -- SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. Investment advisory fees and clearing income is included in "Other."

                                    41  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE R -- SEGMENT REPORTING (CONTINUED)

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

Information concerning operations in these segments of business is as follows:

--------------------------------------------------------------------------------------
                                                    YEARS ENDED DECEMBER 31,
                                          --------------------------------------------
                                            2002             2001              2000
--------------------------------------------------------------------------------------
NET REVENUES
   Private Client Group                   $134,326         $127,352          $135,288
   Equity Capital Markets                   32,011           24,874            17,670
   Fixed Income Capital Markets             16,750           18,091            11,009
   Other                                     4,707            6,951            13,287

--------------------------------------------------------------------------------------
Total Net Revenues                        $187,794         $177,268          $177,254
======================================================================================

OPERATING CONTRIBUTION
   Private Client Group                   $ 13,096         $ 15,627          $ 25,558
   Equity Capital Markets                    7,789            3,612              (186)
   Fixed Income Capital Markets              3,444            4,363               799
   Other/Unallocated Overhead              (19,535)         (20,215)          (11,482)

--------------------------------------------------------------------------------------
Pre-Tax Income                            $  4,794         $  3,387          $ 14,689
======================================================================================

NOTE S -- EARNINGS PER SHARE

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share.

------------------------------------------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------------
                                                   2002                            2001                            2000
                                    ------------------------------- ------------------------------- --------------------------------
                                                              PER                             PER                             PER
                                       INCOME     SHARES     SHARE     INCOME     SHARES     SHARE     INCOME     SHARES     SHARE
NET INCOME                          (NUMERATOR)(DENOMINATOR) AMOUNT (NUMERATOR)(DENOMINATOR) AMOUNT (NUMERATOR)(DENOMINATOR) AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
  Income available to shareholders     $2,780    7,033,193   $0.40     $2,010    7,161,698    $0.28    $9,203    7,006,565    $1.31
Effect of Dilutive Securities
  Employee benefits plans                  --    1,135,996      --         --      828,423       --        --      661,941       --
Diluted Earnings Per Share
  Income available to common
   stockholders and assumed
   conversions                         $2,780    8,169,189   $0.34     $2,010    7,990,121    $0.25    $9,203    7,668,506    $1.20
------------------------------------------------------------------------------------------------------------------------------------


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


NOTE T -- ACQUISITION

On January 12, 2000, the Company completed the acquisition of Hanifen, Imhoff Inc. ("HII"), a Denver-based investment banking firm. The transaction has been accounted for as a purchase and provided for a tax-free exchange of 516,984 shares of the Company's stock (valued at $4,745,913) for all of the outstanding shares of HII. The purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair market values. The remaining purchase price of $2.6 million has been recorded as goodwill and is included in the statement of financial condition under the caption "Goodwill."

NOTE U -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 discontinues the use of pooling of interests method of accounting for business combinations and requires that the purchase method be used. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." The adoption of the provisions of these statements did not have a material impact on the Company's consolidated financial statements.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, effective for fiscal years beginning after December 15, 2001, required discontinuing the amortization of goodwill ($122 and $225 for 2001 and 2000, respectively) with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their value as necessary. On January 1, 2002, the Company adopted SFAS No. 142 (see Note F).

In November 2002, FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 will require that a liability be recognized at the fair value of the guarantee. The Company has adopted the disclosure provisions of FIN 45 in the accompanying financial statements and does not expect the liability recognition provisions will have a material impact on the Company's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN 46, the Company does not believe it will be required to consolidate any information related to variable interest entities.

                                   * * * * * *


                                    43  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.


/s/ Deloitte & Touche LLP                          [Deloitte
                                                    & Touche logo]


February 28, 2003
St. Louis, Missouri


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   44

QUARTERLY RESULTS

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY OPERATING RESULTS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                           BASIC      DILUTED
                                                                              EARNINGS        NET       EARNINGS     EARNINGS
                                                                 NET     (LOSS) BEFORE     INCOME         (LOSS)       (LOSS)
(in thousands, except per share amounts)    REVENUE         REVENUES      INCOME TAXES     (LOSS)      PER SHARE    PER SHARE
------------------------------------------------------------------------------------------------------------------------------
YEAR 2002 BY QUARTER
------------------------------------------------------------------------------------------------------------------------------
First                                       $49,087          $47,803           $ 2,847    $ 1,701          $ .24        $ .21
Second                                       51,352           49,548             3,418      2,045            .29          .25
Third                                        46,801           45,000            (4,296)    (2,624)          (.38)        (.38)
Fourth                                       46,873           45,443             2,825      1,658            .24          .21
------------------------------------------------------------------------------------------------------------------------------
YEAR 2001 BY QUARTER
------------------------------------------------------------------------------------------------------------------------------
First                                       $48,410          $44,771           $ 2,634    $ 1,574          $ .22        $ .20
Second                                       47,534           44,089             1,275        794            .11          .10
Third                                        46,372           43,425            (2,523)    (1,528)          (.21)        (.21)
Fourth                                       46,674           44,983             2,001      1,170            .16          .15
------------------------------------------------------------------------------------------------------------------------------

The Company charged approximately $3.5 million, net of tax, due primarily to an arbitration decision in the third quarter of 2002. The Company's third quarter of 2001 results were adversely impacted by $2.7 million, net of tax, due to legal-related expenses incurred in connection with historical litigation arising out of the Company's former Oklahoma operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    45  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers, as of April 11, 2003, is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is contained in "Executive Compensation," included in the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2003 Annual Meeting of
Stockholders, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   46

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements are listed in Item 8 and made part hereof.

   (2)  Consolidated Financial Statement Schedules:
                                                              Page
                                                              ----
        Independent Auditors' Report                           52

        Schedule II - Valuation and Qualifying Accounts        53

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (3)  Exhibits: See Exhibit Index on pages 54 and 55 hereof.

(b)     Reports on Form 8-K:

        The Company filed a report on Form 8-K dated October 16, 2002.
        This Form 8-K contained information under Item 9. Regulation FD Disclosure. The Company announced that an NASD Arbitration panel awarded two customers of its subsidiary, Stifel, Nicolaus & Company, Incorporated, $4.5 million in compensatory damages. The award was issued in connection with the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office. The Registrant believes the award was in disregard of the applicable law and has asked the federal court to set aside the decision.


                                    47  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 28th day of March 2003.



                                 STIFEL FINANCIAL CORP.
                                 (Registrant)




                                 By /s/ Ronald J. Kruszewski
                                    ------------------------
                                    Ronald J. Kruszewski
                                    Chairman of the Board, President,
                                    Chief Executive Officer, and Director



STIFEL FINANCIAL CORP. AND SUBSIDIARIES   48

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 28, 2003, in the capacities indicated.


         /s/  Ronald J. Kruszewski     Chairman of the Board, President,
              --------------------     Chief Executive Officer, and Director
              Ronald J. Kruszewski     (Principal Executive Officer)


         /s/  James M. Zemlyak         Senior Vice President, Chief Financial
              ----------------         Officer, and Treasurer (Principal
              James M. Zemlyak         Financial and Accounting Officer)


         /s/  George H. Walker III     Chairman Emeritus
              --------------------
              George H. Walker III


         /s/  Robert J. Baer           Director
              --------------
              Robert J. Baer


         /s/  Bruce A. Beda            Director
              -------------
              Bruce A. Beda


         /s/  Charles A. Dill          Director
              ---------------
              Charles A. Dill


         /s/  Richard F. Ford          Director
              ---------------
              Richard F. Ford


         /s/  John J. Goebel           Director
              --------------
              John J. Goebel


         /s/  Walter F. Imhoff         Director
              ----------------
              Walter F. Imhoff


         /s/  Robert E. Lefton         Director
              ----------------
              Robert E. Lefton


         /s/  Scott B. McCuaig         Director
              ----------------
              Scott B. McCuaig


         /s/  James M. Oates           Director
              --------------
              James M. Oates

                                    49  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                CERTIFICATION

I, Ronald J. Kruszewski, certify that:

1.   I have reviewed this annual report on Form 10-K of Stifel Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003            By /s/ Ronald J. Kruszewski
                                    ------------------------
                                    Ronald J. Kruszewski
                                    (President and Chief Executive Officer)


STIFEL FINANCIAL CORP. AND SUBSIDIARIES   50

                                 CERTIFICATION

I, James M. Zemlyak, certify that:

1.   I have reviewed this annual report on Form 10-K of Stifel Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003              By /s/ James M. Zemlyak
                                      --------------------
                                      James M. Zemlyak
                                      (Chief Financial Officer)


                                    51  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                     [Deloitte & Touche LLP letterhead]



Independent Auditors' Report






To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri:


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 28, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of a new accounting principle); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Stifel Financial Corp. and Subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

February 28, 2003
St. Louis, Missouri

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   52

                                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                        STIFEL FINANCIAL CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                                      BALANCE AT           ADDITIONS                            BALANCE
                                                      BEGINNING         CHARGED TO COSTS                        AT END
DESCRIPTION                                           OF PERIOD           AND EXPENSES       DEDUCTIONS        OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
    Deducted from asset account:
        Allowances for doubtful accounts               $228,815             $      0       $   85,297(1)        $143,518
    Deducted from asset account:
        Allowances for doubtful notes receivables       526,450              581,225          430,337(1)         677,338

-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
    Deducted from asset account:
        Allowances for doubtful accounts                104,435              408,220          283,840(2)         228,815
    Deducted from asset account:
        Allowances for doubtful notes receivables       331,064              448,713          253,327(1)         526,450

-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
    Deducted from asset account:
        Allowances for doubtful accounts                555,891              578,849        1,030,305(2)         104,435
    Deducted from asset account:
        Allowances for doubtful notes receivables       704,218               68,078          441,232(1)         331,064
    Deducted from asset account:
        Reserves for securities owned                   200,000                   --          200,000(3)              --
-------------------------------------------------------------------------------------------------------------------------

(1) Uncollected notes written off and recoveries
(2) Recovery of account
(3) Securities disposed of


                                    53  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                EXHIBIT INDEX

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                         ANNUAL REPORT ON FORM 10-K
                        YEAR ENDED DECEMBER 31, 2002

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

    (h) Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999.*

    (i) 1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1997.*

    (j)(1) Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*

    (j)(2) Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998.*

    (k) Amendment of Loan Agreement with Western & Southern Life Insurance Company dated February 24, 1999, incorporated herein by reference to Exhibit 10.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended
               June 30, 2001.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES   54

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

    (o) Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001.*

    (p) Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002.*

    (q) Promissory Note dated August 1, 1999, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File
               No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002.*

    (r) Promissory Note dated March 5, 2002, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File
               No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002.*

    (s) Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Financial's Annual Report on Form 10-K/A Amendment No. 1
               (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002.*

    (t) Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998, incorporated herein by reference to Exhibit 10.(t) to Financial's Annual Report on Form 10-K/A Amendment No. 1
               (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002.*

    (u) Amended and Restated Promissory Note dated December 21, 1998, from Ronald J. Kruszewski payable to Financial, incorporated herein by reference to Exhibit 10.(u) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002.*

    (v) Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

    (w) Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

    (x) Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated dated June 11, 2001, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

    (y) Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002.*

21.  List of Subsidiaries of Financial, filed herewith.

23.  Consent of Independent Auditors, filed herewith.

99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan or arrangement.


                                    55  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                         [Stifel Financial Corp. logo]

                             STIFEL FINANCIAL CORP.
                              One Financial Plaza
                               501 North Broadway
                            St. Louis, Missouri 63102
                                 (314) 342-2000
                                 www.stifel.com