Form 10-Q
period 2003-03-31
STIFEL FINANCIAL CORP
filed 2003-05-15
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares of common stock outstanding at May 1, 2003: 7,088,577, par value $0.15.

Stifel Financial Corp.

Form 10-Q Index
March 31, 2003

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (Unaudited)

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 4. Submissions of Matters to a Vote of Securities Holders	16-17
Item 6. Exhibit(s) and Report(s) on Form 8-K	17
Signatures	18
Certifications	19-20

EXHIBITS
Exhibit 99.1 Certification pursuant to 18 U.S.C. section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

(In thousands, except par values and share amounts)
	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 30,547	$ 13,885
Cash segregated for the exclusive benefit of customers	30	30
Receivable from brokers and dealers	25,395	32,994
Receivable from customers, net of allowance for doubtful
receivables of $124 and $144, respectively	258,307	264,646
Securities owned, at fair value	14,424	18,217
Securities owned and pledged, at fair value	15,278	12,769
Investments	30,218	30,509
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances
for depreciation and amortization of $19,193 and $19,174, respectively	7,454	7,277
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $1,132
and $677, respectively	18,821	19,977
Deferred tax asset	6,019	5,952
Other assets	14,997	12,947
Total Assets	$425,263	$422,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 34,300	$ 43,400
Payable to brokers and dealers	144,041	58,916
Payable to customers	47,964	110,502
Securities sold, but not yet purchased, at fair value	10,279	3,864
Drafts payable	13,347	19,592
Accrued employee compensation	9,352	20,382
Obligations under capital leases	399	506
Accounts payable and accrued expenses	20,456	23,103
Guaranteed preferred beneficial interest in subordinated debt securities	34,500	34,500
Other	24,598	24,598
	339,236	339,363
Liabilities subordinated to claims of general creditors	2,912	3,623
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares;
none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,152	1,152
Additional paid-in capital	53,858	53,337
Retained earnings	36,883	36,161
	91,893	90,650
Less:
Treasury stock, at cost, 574,804 and 732,228 shares, respectively	6,640	8,467
Unamortized expense of restricted stock awards	2	5
Unearned employee stock ownership plan shares, at cost, 166,743
and 170,809 shares, respectively	2,136	2,188
Total Stockholders' Equity	83,115	79,990
Total Liabilities and Stockholders' Equity	$425,263	$422,976

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 30,
	2003	2002
REVENUES
Commissions	$ 16,235	$ 19,033
Principal transactions	9,816	8,927
Investment banking	8,587	10,841
Interest	3,165	3,684
Other	6,293	6,602
Total revenues	44,096	49,087
Less: Interest expense	1,363	1,284
Net revenues	42,733	47,803

NON-INTEREST EXPENSES
Employee compensation and benefits	29,689	33,109
Occupancy and equipment rental	4,767	4,515
Communications and office supplies	2,757	2,571
Commissions and floor brokerage	689	871
Other operating expenses	3,626	3,890
Total non-interest expenses	41,528	44,956
Income before income taxes	1,205	2,847

Provision for income taxes	483	1,146

Net income	$ 722	$ 1,701

Earnings per share:
Basic	$ 0.10	$ 0.24
Diluted	$ 0.09	$ 0.21
Dividends declared per share	- -	$ 0.03
Average common equivalent shares outstanding:
Basic	6,904	7,229
Diluted	7,953	8,104

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(In thousands)

Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 722	$ 1,701
Noncash and nonoperating items included in earnings:
Depreciation and amortization	861	844
Upfront loans amortization	1,307	1,514
Losses on investments	289	286
Deferred items	138	1,395
Amortization of restricted stock awards, units,
and stock benefits	864	585
	4,181	6,325
Decrease (increase) in assets:
Operating receivables	13,938	(18,951)
Cash segregated for the exclusive benefit of customers	- -	22
Securities owned	3,318	(6,324)
Notes receivable from officers and employees	(151)	(506)
Other assets	(4,184)	(3,542)
Increase (decrease) in liabilities:
Operating payables	22,587	15,989
Securities sold, but not yet purchased	6,415	4,710
Drafts payable, accrued employee compensation, and
accounts payable and accrued expenses	(19,905)	(19,326)
Cash Flows From Operating Activities	26,199	(21,603)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	3	67
Payments for acquisition of office equipment and
leasehold improvements	(940)	(706)
Cash Flows From Investing Activities	(937)	(639)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(9,100)	15,275
Proceeds from:
Reissuance of treasury stock	1,517	1,483
Sale/leaseback of office equipment	- -	3,951
Payments for:
Purchase of stock for treasury	(199)	(1,288)
Reduction of subordinated debt	(711)	- -
Principal payments under capital lease obligation	(107)	(210)
Cash dividends	- -	(235)
Cash Flows From Financing Activities	(8,600)	18,976
Increase (decrease) in cash and cash equivalents	16,662	(3,266)
Cash and cash equivalents -beginning of period	13,885	16,314
Cash and Cash Equivalents -end of period	$ 30,547	$ 13,048
Supplemental disclosure of cash flow information:
Income tax payments	$ 897	$ 1,475
Interest payments	$ 1,315	$ 1,161
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 45	$ 42
Restricted stock awards and stock units, net of forfeitures	$ 3,065	$ 1,800

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Where appropriate, prior period's financial information has been reclassified to conform to the current period presentation.

Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation Plans

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As a result, no stock-based employee compensation cost is reflected in net income, as all options grants under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of Financial Accounting Standards Board ("FASB") Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net Income:
As reported	$ 722	$ 1,701
Stock-based employee compensation expense determined under a fair value method for all awards, net of income taxes	(290)	(332)
Pro forma Net Income	$ 432	$ 1,369
Basic earnings per share:
As reported	$0.10	$0.24
Pro forma	$0.06	$0.19
Diluted earnings per share:
As reported	$0.09	$0.21
Pro forma	$0.05	$0.17

Fixed Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants during the three months ended March 31, 2003 and 2002, respectively: no dividend yield, expected volatility of 31.8% and 32.6%; risk-free interest rates of 2.78% and 3.82%; and expected lives of 5.00 years and 4.86 years. The weighted-average fair value of those options granted, in the three months ended March 31, 2003 and 2002, was $3.81 and $3.48, respectively.

Employee Stock Purchase Plan

The fair value of each employee's purchase rights is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants during the three months ended March 31, 2003 and 2002, respectively: no dividend yield, expected volatility of 17.5% and 22.6%; risk-free interest rates of 1.30% and 2.32%; and expected lives of one year. The weighted-average fair value of those purchase rights granted, in the three months ended March 31, 2003 and 2002, was $2.36 and $2.45, respectively.

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

At March 31, 2003, SN & Co. had net capital of $41,705,764, which was 13.37% of its aggregate debit items, and $35,465,170 in excess of the minimum required net capital.

NOTE C - LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits and arbitrations, which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts, its consultation with outside counsel and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

Further, the Company is a defendant in Robert M. Cochran v. Stifel Financial Corp, a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both pending in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, SN & Co. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. During the quarter, the Company was presented with a claim of approximately $1,500,000 for these indemnification claims and additional legal fees incurred in furtherance thereof. The Company is aggressively contesting these matters and has provided an amount reasonably believed by management to substantially reserve for the resolution of these claims. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period.

NOTE D - SEGMENT REPORTING

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

Information concerning operations in these segments of business is as follows (in thousands):

Three Months Ended March 31,

Net Revenues	2003	2002
Private Client Group	$ 32,462	$ 34,972
Equity Capital Markets	5,613	8,895
Fixed Income Capital Markets	3,844	2,402
Other	814	1,534
Total Net Revenues	$ 42,733	$ 47,803
Operating Contribution
Private Client Group	$ 3,660	$ 5,095
Equity Capital Markets	483	2,598
Fixed Income Capital Markets	946	(196)
Other/ Unallocated Overhead	(3,884)	(4,650)
Pre-Tax Income (loss)	$ 1,205	$ 2,847

The Company has not disclosed asset information by segment, as the information is not produced internally on a regular basis.

NOTE E - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three months ended March 31, are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Income Available to Common Stockholders
Net Income	$ 722	$ 1,701
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	6,904	7,229
Effect of dilutive securities from employee benefit plans	1,049	875
Diluted Weighted Average Shares Outstanding	7,953	8,104
Basic EPS	$ 0.10	$ 0.24
Diluted EPS	$ 0.09	$ 0.21

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 will require that a liability be recognized at the fair value of the guarantee. The Company adopted the disclosure provisions of FIN 45 in the Company's annual report on Form 10-K for the year ended December 31, 2002 and adopted the remainder of the provisions on January 1, 2003 and it did not have a material impact on the Company's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 attempts to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN 46, the Company does not believe it will be required to consolidate any information related to variable interest entities.

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

Critical Accounting Policies

For a description of critical accounting policies, including those which involve varying degrees of judgment, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In addition, see Note A of Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a more comprehensive listing of significant accounting policies.

Business Environment

Investor confidence in the equity markets remained weak, a reflection of intensified worries about the fragile economic recovery, anemic corporate profits, terrorism and the war with Iraq.

For the first quarter overall, the Dow Jones Industrial Average ("Dow") was down 23.2% from the same period one-year earlier, and down 4.2% from the December 31, 2002 close, closing at 7,992. The Standard and Poors 500 Index ("S&P") fell 26.1% from the first quarter 2002, and was down 3.5% from the December 31, 2002 close. Stocks in the Nasdaq Composite closed down 27.3% from the first quarter 2002 but remained relatively unchanged from the December 31, 2002 close, closing at 1,341.

The Company continued its expansion during the first quarter of 2003. SN & Co opened two branch offices for a total of 81, compared to 74 at March 31, 2002.

In the discussion to follow, results for the three months ended March 31, 2003 will be compared to the results for the three months ended March 31, 2002. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. In addition, see Note A of Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes the changes in the major categories of revenues and expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Increase (Decrease)	Three Months Ended
(Dollars in thousands)	Amount	Percentage
REVENUES:
Commissions	$ (2,798)	(15)%
Principal transactions	889	10%
Investment banking	(2,254)	(21)%
Interest	(519)	(14)%
Other	(309)	(5)%
Total Revenues	(4,991)	(10)%
Less: Interest expense	79	6%
Net Revenues	$ (5,070)	(11)%

NON-INTEREST EXPENSES:
Employee compensation and benefits	$ (3,420)	(10%)
Occupancy and equipment rental	252	6%
Communications and office supplies	186	7%
Commissions and floor brokerage	(182)	(21)%
Other operating expenses	(264)	(7)%
Total non-interest expenses	$ (3,428)	(8)%

Three months ended March 2003 as compared to three months ended March 2002

The Company recorded net income of $722,000 or $0.09 per diluted share on net revenues of $42.7 million for the three months ended March 31, 2003 compared to net income of $1.7 million or $0.21 per diluted share on net revenues of $47.8 million for the same period one year earlier.

Net revenues decreased $5.1 million (11%) resulting principally from decreases in commissions of $2.8 million (15%), investment banking of $2.3 million (21%), and net interest of $598,000 (25%), offset by an increase in principal transactions of $889,000 (10%).

Revenues from commissions on agency transactions for the first three months decreased $2.8 million (15%) resulting from the declining markets for equity-based products.

Revenues from principal transactions increased $889,000 (10%) as a result of increased trading activity in corporate and municipal bonds as investors sought alternatives to equity-based products.

Investment banking revenues decreased principally due to a decrease in corporate finance revenue of $3.2 million (35%) offset by an increase in municipal finance revenue of $910,000 (53%). Corporate finance fee revenue decreased due to a decrease in the number of managed equity offerings from 10 in the first three months of 2002 to 5 in the first three months of 2003. Municipal finance revenue increased due to an increase in the number of senior or co-managed underwritings from 21 during the first three months of 2002 to 38 during the first three months of 2003.

Net interest revenue declined $598,000 (25%) due to a $519,000 (14%) decrease in interest revenue, principally resulting from decreased borrowings by customers and decreased rates charged to those customers. Interest expense increased by $79,000 (6%) resulting from an increase in interest paid on long-term debt as a result of the outstanding $34.5 million 9% cumulative Trust Preferred Securities, in contrast to last years $10.0 million long term note to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0 % per annum. This increase was offset by decreased short-term borrowings and decreased stock loan activity by the Company to finance customer borrowings on margin accounts along with lower rates charged on these borrowings. Average short-term borrowings decreased $61.7 million primarily for customer collaterized bank borrowings and stock loan activity, with a 75% decrease in rates.

Total non-interest expenses decreased $3.4 million (8%), resulting principally from a decrease in employee compensation and benefits, commissions and floor brokerage, and other operating expenses of $3.4 million (10%), $182,000 (21%) and $264,000 (7%) respectively, offset by an increase in communication and office supplies and occupancy and equipment rental, of $186,000 (7%) and $252,000 (6%) respectively.

Employee compensation and benefits, a significant portion of the Company's expenses, decreased $3.4 million (10%) primarily resulting from a decrease in variable employee compensation of $3.8 million (15%). Variable compensation, principally investment executive compensation decreased due to decreased production. Fixed compensation increased $345,000 (4%) in the first quarter ending March 31, 2003, primarily due to expansion.

Occupancy and equipment rental and communication and office supplies increased due to the Company's expansion efforts.

Commissions and floor brokerage decreased due to a decrease in trades on listed exchanges.

Other operating expenses decreased $264,000 (7%) principally due to a decrease in settlement expense.

Business Segment Results

Three months ended March 2003 as compared to three months ended March 2002

The Private Client Group ("PCG") recorded a decrease in net revenues of $2.5 million (7%) to $32.5 million from $35.0 million. PCG operating contribution decreased $1.4 million (27%) to $3.7 million from $5.1 million from the same period one year earlier principally due to the poor economic conditions.

Equity Capital Markets ("ECM") recorded a decrease in net revenues of $3.3 million (37%) and ECM operating contribution decreased $2.1 million (81%) from the same period one year earlier due to decreased institutional sales commissions and management fees resulting from a decrease in the number of managed underwritings from 10 in the first three months of 2002 to 5 in the same period of 2003.

Fixed Income Capital Markets ("FICM") recorded an increase in net revenues of $1.4 million (58%) to $3.8 million from $2.4 million and an increase in operating contribution of $1.1 million to $946,000 from a loss of $196,000 from the same period one year earlier. The increase resulted principally from an increase in the number of senior or co managed municipal underwritings. During the first three months of 2003, FICM senior or co-managed 38 offerings, down from the prior year first three months of 21 offerings.

Page 13#

Liquidity and Capital Resources

The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, preferred securities, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

Management believes the funds from operations and available informal short-term credit arrangements will provide sufficient resources to meet the present and anticipated financing needs.

In the first quarter of 2003, the Company purchased $940,000 in fixed assets primarily leasehold improvements and furniture and fixtures for recent office openings.

During the first three months of 2003, the Company repurchased 17,239 shares, using existing board authorizations, at an average price of $11.56 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 175,503 shares for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 822,526 shares.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the Securities and Exchange Commission ("SEC") with regard to liquidity and capital requirements. At March 31, 2003, Stifel, Nicolaus had net capital of approximately $41.7 million which exceeded the minimum net capital requirements by approximately $35.5 million.

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 will require that a liability be recognized at the fair value of the guarantee. The Company adopted the disclosure provisions of FIN 45 in the Company's annual report on Form 10-K for the year ended December 31, 2002 and adopted the remainder of the provisions on January 1, 2003 and it did not have a material impact on the Company's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 attempts to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN 46, the Company does not believe it will be required to consolidate any information related to variable interest entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Evaluation of Disclosure Controls and Procedures

As of a date ("Evaluation Date") within 90 days prior to the date of this report, the management of the Company including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of the Evaluation Date.

Further, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date referred to above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in several lawsuits and arbitrations, which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts, its consultation with outside counsel and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

Further, the Company is a defendant in Robert M. Cochran v. Stifel Financial Corp, a Delaware corporation, Civil Action No. 19271-NC and Robert M. Cochran v. Stifel Financial Corp., a Delaware corporation, Civil Action No. 19750-NC, both pending in the Court of Chancery of the State of Delaware. These matters were filed by a former officer and director of the Company's subsidiary, SN & Co. The litigation seeks indemnification under Delaware Law and the Company's by-laws for legal fees and expenses incurred by the former officer in defense of certain matters brought against him in his capacity as an officer and director of the subsidiary. During the quarter, the Company was presented with a claim of approximately $1,500,000 for these indemnification claims and additional legal fees incurred in furtherance thereof. The Company is aggressively contesting these matters and has provided an amount reasonably believed by management to substantially reserve for the resolution of these claims. However, depending upon the period of resolution, such effects could be material to the financial results of an individual operating period.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 12, 2003. Of 7,101,

577 shares issued, outstanding and eligible to be voted at the meeting, 6,480,811 shares, constituting a quorum, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of security holders at the meeting.

1. Election of Three Class I Directors. The first matter submitted was the election of three Class II director nominees to the Board of Directors, each to continue in office until the year 2006. Upon tabulation of the votes cast, it was determined that all three-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
Charles A. Dill Richard F. Ford Walter F. Imhoff	6,020,416 5,870,515 6,017,454	460,395 610,296 463,357

Because the Company has a staggered Board, the term of office of the following named Class I and III directors, who were not up for election at the 2003 annual meeting, continued after the meeting:

Class III (to continue in office until 2004)

Robert E. Lefton
Scott B. McCuaig
James M. Oates
George H. Walker III

Class I (to continue in office until 2005)

Robert J. Baer
Bruce A. Beda
Ronald J. Kruszewski

  Proposal to Amend and Restate the Company's 2001 Incentive Stock Plan. The second matter, a proposal to approve and adopt the amendment and restatement of the Company's 2001 Incentive Stock Plan, was approved by a majority of the affirmative vote of the 5,236,494 shares of the Company's common stock that were cast. The broker "non-vote" did have an effect on this matter. The voting results on this matter were as follows:

For Against Abstain Non-Vote	4,079,910 1,149,201 7,383 1,244,317

  Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The third matter, a proposal to ratify the appointment of Deloitte as the Company's independent auditors for the year ending December 31, 2003, was approved by a majority of the 7,101,577 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For Against Abstain	6,477,310 812 2,689

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits:

  99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  Report(s) on Form 8-K : The Company filed a report on Form 8-K dated May 12, 2003. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 15, 2003	By /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 15, 2003	By /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

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

Date: May 15, 2003

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

Date: May 15, 2003

By /s/ James M. Zemlyak James M. Zemlyak (Chief Financial Officer)