Form 10-Q
period 2003-06-30
STIFEL FINANCIAL CORP
filed 2003-08-14
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-9305

STIFEL FINANCIAL CORP. (Exact name of registrant as specified in its charter)

DELAWARE	43-1273600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 N. Broadway, St. Louis, Missouri	63102-2188
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	314-342-2000

__________________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes ☒ No ☐

Shares of common stock outstanding at August 1, 2003: 7,081,279, par value $0.15.

Stifel Financial Corp.
Form 10-Q Index

June 30, 2003

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 16
Item 3. Quantitative and Qualitative Disclosure about Market Risk	17
Item 4. Evaluation of Disclosure Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 6. Exhibit(s) and Report(s) on Form 8-K	18
Signatures	19

EXHIBITS

Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	20
Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21
Exhibit 32 - Certification pursuant to 18 U.S.C. section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002	22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except par values and share amounts)

	June 30, 2003	December 31, 2002
	Unaudited	Audited
ASSETS
Cash and cash equivalents	$ 16,351	$ 13,885
Cash segregated for the exclusive benefit of customers	8	30
Receivable from brokers and dealers	31,226	32,994
Receivable from customers, net of allowance for doubtful
receivables of $125 and $144, respectively	253,365	264,646
Securities owned, at fair value	15,629	18,217
Securities owned and pledged, at fair value	13,652	12,769
Investments	31,932	30,509
Membership in exchanges, at cost	463	463
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $19,561 and $19,174, respectively	7,181	7,277
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $761 and $677,
respectively	17,943	19,977
Deferred tax asset	5,639	5,952
Other assets	16,656	12,947
Total Assets	$413,355	$422,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 16,300	$ 43,400
Payable to brokers and dealers	101,144	58,916
Payable to customers	83,872	110,502
Securities sold, but not yet purchased, at fair value	5,318	3,864
Drafts payable	18,501	19,592
Accrued employee compensation	15,271	20,382
Obligations under capital leases	320	506
Accounts payable and accrued expenses	23,136	23,103
Guaranteed preferred beneficial interest in subordinated debt securities	34,500	34,500
Other	24,598	24,598
	322,960	339,363
Liabilities subordinated to claims of general creditors	3,831	3,623
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,152	1,152
Additional paid-in capital	54,996	53,337
Retained earnings	39,381	36,161
	95,529	90,650
Less:
Treasury stock, at cost, 594,070 and 732,228 shares, respectively	6,881	8,467
Unamortized expense of restricted stock awards	- -	5
Unearned employee stock ownership plan shares, at cost, 162,677 and 170,809
shares, respectively	2,084	2,188
Total Stockholders' Equity	86,564	79,990
Total Liabilities and Stockholders' Equity	$413,355	$422,976

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

Three Months Ended June 30,	Six Months Ended June 30,

	2003	2002	2003	2002
REVENUES
Commissions	$ 22,300	$ 18,410	$ 38,535	$ 37,444
Principal transactions	10,335	8,508	20,151	17,434
Investment banking	10,764	13,749	19,351	24,590
Interest	3,024	3,842	6,189	7,526
Other	7,123	6,843	13,416	13,445
Total revenues	53,546	51,352	97,642	100,439
Less: Interest expense	1,294	1,804	2,657	3,088
Net revenues	52,252	49,548	94,985	97,351
NON-INTEREST EXPENSES
Employee compensation and benefits	35,225	33,057	64,914	66,167
Occupancy and equipment rental	4,798	4,657	9,565	9,172
Communications and office supplies	2,651	2,836	5,408	5,406
Commissions and floor brokerage	829	807	1,518	1,678
Other operating expenses	4,561	4,773	8,187	8,663
Total non-interest expenses	48,064	46,130	89,592	91,086
Income before income taxes	4,188	3,418	5,393	6,265
Provision for income taxes	1,690	1,373	2,173	2,519

Net income	$ 2,498	$ 2,045	$ 3,220	$ 3,746
Earnings per share:
Basic	$ 0.36	$ 0.29	$ 0.47	$ 0.52
Diluted	$ 0.31	$ 0.25	$ 0.40	$ 0.45
Dividends declared per share	- -	$ 0.03	- -	$ 0.06
Average common equivalent shares outstanding:
Basic	6,926	7,123	6,915	7,176
Diluted	8,138	8,308	8,046	8,287

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,220	$ 3,746
Noncash and nonoperating items included in earnings:
Depreciation and amortization	1,658	1,627
Amortization of notes receivable	2,903	2,716
Losses on investments	118	696
Deferred items	733	2,196
Amortization of restricted stock awards, units,
and stock benefits	1,756	1,317
	10,388	12,298
Decrease (increase) in assets:
Operating receivables	13,049	(15,097)
Cash segregated for the exclusive benefit of customers	22	161
Securities owned, including those pledged	1,704	(21,748)
Notes receivable from officers and employees	(869)	(2,362)
Other assets	(3,762)	(5,626)
Increase (decrease) in liabilities:
Operating payables	15,598	22,777
Securities sold, but not yet purchased	1,454	3,927
Drafts payable, accrued employee compensation, and accounts
payable and accrued expenses	(5,660)	(15,435)
Cash Flows From Operating Activities	31,924	(21,105)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	176	67
Payments for:
Acquisition of office equipment and leasehold improvements	(1,456)	(1,343)
Acquisition of investments	(1,768)	(32)
Cash Flows From Investing Activities	(3,048)	(1,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(27,100)	(4,100)
Proceeds from:
Reissuance of treasury stock	2,170	1,895
Sale/leaseback of office equipment	- -	3,951
Issuance of Guaranteed Preferred Beneficial Interest in
Subordinated Debt Securities	- -	34,500
Payments for:
Purchase of stock for treasury	(584)	(3,173)
Settlement of long-term debt	- -	(10,000)
Offering cost associated with issuing Guaranteed Preferred
Beneficial Interest in Subordinated Debt Securities	- -	(1,657)
Reduction of subordinated debt	(710)	- -
Principal payments under capital lease obligation	(186)	(423)
Cash dividends	- -	(452)
Cash Flows From Financing Activities	(26,410)	20,541
Increase (decrease) in cash and cash equivalents	2,466	(1,872)
Cash and cash equivalents - beginning of period	13,885	16,314
Cash and Cash Equivalents - end of period	$ 16,351	$ 14,442
Supplemental disclosure of cash flow information:
Income tax payments	$ 2,304	$ 2,938
Interest payments	$ 2,659	$ 2,623
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 104	$ 94
Restricted stock awards and stock units, net of forfeitures	$ 3,929	$ 2,463

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments, the accrual for litigation, and the reserve for uncollectibility of broker notes. Actual results could differ from those estimates.

Where appropriate, prior period's financial information has been reclassified to conform to the current period presentation.

Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation Plans

The Company applies APB No. Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As a result, no stock-based employee compensation cost is reflected in net income, as all options grants under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income:
As reported	$ 2,498	$ 2,045	$ 3,220	$ 3,746
Stock-based employee compensation expense
determined under a fair value method for all
awards, net of income taxes	(230)	(225)	(457)	(451)
Pro forma Net Income	$ 2,268	$ 1,820	$ 2,763	$ 3,295
Basic earnings per share:
As reported	$0.36	$0.29	$0.47	$0.52
Pro forma	$0.33	$0.26	$0.40	$0.46
Diluted earnings per share:
As reported	$0.31	$0.25	$0.40	$0.45
Pro forma	$0.28	$0.22	$0.34	$0.40

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

At June 30, 2003, SN & Co. had net capital of $47,887,908, which was 16.99% of its aggregate debit items, and $42,251,486 in excess of the minimum required net capital.

NOTE C - LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits and arbitrations which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts, its consultation with outside counsel and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided. However, depending upon the period of resolution, such effects could be material to the financial results of an individual period.

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

Information concerning operations in these segments of business is as follows (in thousands):

(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,

Net Revenues	2003	2002	2003	2002
Private Client Group	$ 40,431	$ 34,663	$ 72,893	$ 69,635
Equity Capital Markets	7,210	8,930	12,823	17,825
Fixed Income Capital Markets	3,280	4,771	7,124	7,173
Other	1,331	1,184	2,145	2,718
Total Net Revenues	$ 52,252	$ 49,548	$ 94,985	$ 97,351
Operating Contribution
Private Client Group	$ 7,866	$ 4,975	$ 11,526	$ 10,069
Equity Capital Markets	1,188	2,260	1,671	4,858
Fixed Income Capital Markets	344	1,391	1,290	1,195
Other/ Unallocated Overhead	(5,210)	(5,208)	(9,094)	(9,857)
Pre-Tax Income	$ 4,188	$ 3,418	$ 5,393	$ 6,265

The Company has not disclosed asset information by segment, as the information is not produced internally on a regular basis.

NOTE E - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three and six months ended June 30, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income Available to Common Stockholders
Net Income	$ 2,498	$ 2,045	$ 3,220	$ 3,746
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	6,926	7,123	6,915	7,176
Effect of dilutive securities from employee benefit
plans	1,212	1,185	1,131	1,111
Diluted Weighted Average Shares
Outstanding	8,138	8,308	8,046	8,287
Basic EPS	$ 0.36	$ 0.29	$ 0.47	$ 0.52
Diluted EPS	$ 0.31	$ 0.25	$ 0.40	$ 0.45

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). For financial statements issued after December 15, 2002, FIN No. 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN No. 45 will require that a liability be recognized at the fair value of the guarantee. The Company adopted the disclosure provisions of FIN No. 45 in the Company's annual report on Form 10-K for the year ended December 31, 2002 and adopted the remainder of the provisions on January 1, 2003 and it did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 attempts to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of FIN No. 46 on its interest in Stifel Financial Capital Trust I ("SFCT"), which is currently consolidated. Exclusive of SFCT, the Company has determined that it is not the primary beneficiary of any variable interest entity that would need to be consolidated under FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement however, it is not expected to have a material impact on the Company's consolidated financial statements.

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

Critical Accounting Policies

For a description of critical accounting policies, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In addition, see Note A of Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a more comprehensive listing of significant accounting policies.

Business Environment

Real Gross Domestic Product grew at an annual rate of 2.4% in the second quarter of 2003, the biggest jump in nearly a year. Investors showed more confidence in the equity markets as evidenced by the increase in the major market indices.

At June 30, 2003, the Dow Jones Industrial Average ("Dow") closed at 8,985, down 2.8% from the close at June 30, 2002; but up 7.7% from the December 31, 2002 close. The Standard and Poors 500 Index ("S&P") fell 1.5% from June 30, 2002, but increased 10.8% from the December 31, 2002 close. Stocks in the Nasdaq Composite closed at 1,623, up 10.9% from a year earlier and increasing 21% from the December 31, 2002 close.

The Company continued its expansion during the first six months of 2003. Stifel Nicolaus & Company, Inc. opened three branch offices for a total of 82, compared to 76 at June 30, 2002.

In the discussion to follow, results for the three and six months ended June 30, 2003 will be compared to the results for the three and six months ended June 30, 2002. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

Results of Operations

The following table summarizes the changes in the major categories of revenues and expenses for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

Increase (Decrease)	Three Months Ended		Six Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ 3,890	21%	$ 1,091	3%
Principal transactions	1,827	21	2,717	16
Investment banking	(2,985)	(22)	(5,239)	(21)
Interest	(818)	(21)	(1,337)	(18)
Other	280	4	(29)	- -
Total Revenues	2,194	4	(2,797)	(3)
Less: Interest expense	(510)	(28)	(431)	(14)
Net Revenues	$ 2,704	5%	$ (2,366)	(2)%

NON-INTEREST EXPENSES:
Employee compensation and benefits	$ 2,168	7%	$ (1,253)	(2)%
Occupancy and equipment rental	141	3	393	4
Communications and office supplies	(185)	(7)	2	- -
Commissions and floor brokerage	22	3	(160)	(10)
Other operating expenses	(212)	(4)	(476)	(5)
Total non-interest expenses	$ 1,934	4%	$ (1,494)	(2)%

Six months ended June 2003 as compared to six months ended June 2002

The Company recorded net income of $3.2 million or $0.40 per diluted share on net revenues of $95.0 million for the six months ended June 30, 2003 compared to net income of $3.7 million or $0.45 per diluted share on net revenues of $97.4 million for the same period one year earlier.

Net revenues decreased $2.4 million (2%) resulting principally from decreases in investment banking of $5.2 million (21%) and net interest of $906,000 (20%), offset by increases in commissions of $1.1 million (3%) and principal transactions of $2.7 million (16%).

Revenues from commissions on agency transactions for the first six months increased $1.1 million (3%) resulting from the improved market conditions for equity-based products primarily in the second quarter.

Revenues from principal transactions increased $2.7 million (16%) principally resulting from increased trading activity in corporate bonds as investors sought alternatives to equity-based products and low interest yielding products.

Investment banking revenues decreased principally due to a decrease in corporate finance revenue of $4.6 million (24%) and a decrease in municipal finance revenue of $673,000 (12%). Corporate finance fee revenue decreased due to a decrease in the number of managed equity offerings from 25 in the first six months of 2002 to 24 in the first six months of 2003 along with a decrease in merger and acquisition and private placement fees. Municipal finance revenue decreased due to an decrease in the number of senior or co-managed underwritings from 64 during the first six months of 2002 to 63 during the first six months of 2003.

Net interest revenue declined $906,000 (20%) due to a $1.3 million (18%) decrease in interest revenue, principally resulting from decreased borrowings by customers and decreased rates charged to those customers. Interest expense decreased by $431,000 (14%) resulting from decreased short-term borrowings and decreased stock loan activity by the Company to finance customer borrowings on margin accounts along with lower rates charged on these borrowings. This decrease was offset by an increase in interest paid on long-term debt as a result of the outstanding $34.5 million 9% cumulative Trust Preferred Securities, in contrast to last years $10.0 million long term note to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0 % per annum. Average short-term borrowings decreased $46.5 million primarily for customer collaterized bank borrowings and stock loan activity, with a 23% decrease in rates.

Total non-interest expenses decreased $1.5 million (2%), resulting principally from decreases in employee compensation and benefits, and other operating expenses of $1.3 million (2%), and $476,000 (5%) respectively, offset by an increase in occupancy and equipment rental, of $393,000 (4%).

Employee compensation and benefits, a significant portion of the Company's expenses, decreased $1.3 million (2%) primarily resulting from a decrease in variable employee compensation of $2.0 million (4%). Variable compensation decreased principally due to lower investment banking productivity and profitably. Fixed compensation increased $744,000 (4%), primarily due to expansion and increased employee health insurance costs.

Occupancy and equipment rental increased $393,000 (4%) due to the Company's expansion efforts.

Commissions and floor brokerage decreased $160,000 (10%) due to a decrease in cost per trade.

Other operating expenses decreased $476,000 (5%) principally due to decreases in settlement and litigation expense.

Three months ended June 2003 as compared to three months ended June 2002

Unless noted below, the explanation of revenue and expenses fluctuations for the categories presented for the six-month period are generally applicable to the three-month operations.

The Company recorded net income of $2.5 million or $0.31 per diluted share on net revenues of $52.3 million for the quarter ended June 30, 2003 compared to net income of $2.0 million or $0.25 per diluted share on net revenues of $49.5 million for the comparable quarter of 2002.

Net revenues increased $2.7 million (5%) resulting principally from increases in commissions, and principal transactions of 3.9 million (21%), and $1.8 million (21%) respectively, offset by decreases in investment banking revenues and net interest of $3.0 million (22%) and $308,000 (15%) respectively.

Revenues from commissions on agency transactions increased $3.9 million (21%) resulting from higher trade volume for equity-based products.

Investment banking revenues decreased principally due to a decrease in corporate finance revenue of $1.4 million (14%) and a decrease in municipal finance revenue of $1.6 million (42%). Corporate finance fee revenue decreased due to a decrease in merger and acquisition and private placement fees despite an increase in the number of managed equity offerings from 15 in the first six months of 2002 to 18 in the first six months of 2003. Municipal finance revenue decreased due to a decrease in the number of senior or co-managed underwritings from 37 during the first six months of 2002 to 34 during the first six months of 2003.

Total non-interest expenses increased $1.9 million (4%), resulting principally from an increase in employee compensation and benefits, of $2.2 million (7%), offset by a decrease in communications and office supplies and other operating expenses, of $185,000 (7%) and $212,000 (4%) respectively.

Employee compensation and benefits increased $2.2 million (7%) primarily resulting from an increase in variable employee compensation of $1.8 million (7%). Variable compensation, principally investment executive compensation increased in conjunction with increased production. Fixed compensation increased $396,000 (5%), primarily due to expansion and increased employee health insurance costs.

Commission and floor brokerage increased 22,000 (3%) due to increased trading volume.

Communication and office supplies decreased $185,000 (7%) due to a decrease in telephone and communication system expenses resulting from the Company's cost containment program.

Business Segment Results

The following table summarizes the changes in the business segments for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

Increase (Decrease)	Three Months Ended		Six Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Net Revenues:
Private Client Group	$ 5,768	17%	$ 3,258	5%
Equity Capital Markets	(1,720)	(19)	(5,002)	(28)
Fixed Income Capital Markets	(1,491)	(31)	(49)	(1)
Other	147	12	(573)	(21)
Total Net Revenues	$ 2,704	5%	$ (2,366)	(2)%

Operating Contribution:
Private Client Group	$ 2,891	58%	$ 1,457	14%
Equity Capital Markets	(1,072)	(47)	(3,187)	(66)
Fixed Income Capital Markets	(1,047)	(75)	95	8
Other/ Unallocated Overhead	(2)	(4)	763	8
Pre-Tax Income (loss)	$ 770	23%	$ (872)	(14)%

Six months ended June 2003 as compared to six months ended June 2002

The Private Client Group ("PCG") recorded an increase in net revenues of $3.3 million (5%) to $72.9 million from $69.6 million. PCG operating contribution increased $1.5 million (14%) to $11.5 million from $10.0 million from the same period one year earlier principally due to the improved market conditions as discussed previously.

Equity Capital Markets ("ECM") recorded a decrease in net revenues of $5.0 million (28%) and ECM operating contribution decreased $3.2 million (66%) from the same period one year earlier due to decreased management advisory fees, private placement fees, and decreased commission and fee income associated with a decrease in the number of managed underwritings from 25 in the first six months of 2002 to 24 in the same period of 2003.

Fixed Income Capital Markets ("FICM") remained relatively unchanged from the same period one year earlier. During the first six months of 2003, FICM senior or co-managed 63 offerings, down from the prior year first six months of 64 offerings.

Three months ended June 2003 as compared to three months ended June 2002

The Private Client Group ("PCG") recorded an increase in net revenues of $5.8 million (17%) to $40.4 million from $34.7 million. PCG operating contribution increased $2.9 million (58%) to $7.9 million from $5.0 million from the same period one year earlier principally due to the improved market conditions.

Equity Capital Markets ("ECM") recorded a decrease in net revenues of $1.7 million (19%) and ECM operating contribution decreased $1.1 million (47%) from the same period one year earlier due to decreased management advisory fees, private placement fees and institutional sales commissions despite an increase in the number of managed underwritings from 15 in the three months ended June 30, 2002 to 18 in the same period of 2003.

Fixed Income Capital Markets ("FICM") recorded a decrease in net revenues of $1.5 million (31%) to $3.3 million from $4.8 million and a decrease in operating contribution of $1.0 million (75%) to $344,000 from $1.4 million from the same period one year earlier. The decrease resulted principally from a decrease in the number of senior or co-managed municipal underwritings. During the three months ended June 30, 2003, FICM senior or co-managed 34 offerings, down from the prior year second quarter of 37 offerings.

Liquidity and Capital Resources

The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, trust preferred securities, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

Management believes the funds from operations and available informal short-term credit arrangements will provide sufficient resources to meet the present and anticipated financing needs.

In the first half of 2003, the Company purchased $1.5 million in fixed assets primarily information technology equipment, leasehold improvements and furniture and fixtures.

During the first six months of 2003, the Company repurchased 50,532 shares, using existing board authorizations, at an average price of $11.56 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 188,690 shares for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 789,233 shares.

Stifel, Nicolaus & Company, Incorporated, the Company's principal broker-dealer subsidiary, is subject to certain requirements of the United States Securities and Exchange Commission ("SEC") with regard to liquidity and capital requirements. At June 30, 2003, Stifel, Nicolaus had net capital of approximately $47.9 million which exceeded the minimum net capital requirements by approximately $42.3 million.

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). For financial statements issued after December 15, 2002, FIN No. 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN No. 45 will require that a liability be recognized at the fair value of the guarantee. The Company adopted the disclosure provisions of FIN No. 45 in the Company's annual report on Form 10-K for the year ended December 31, 2002 and adopted the remainder of the provisions on January 1, 2003 and it did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 attempts to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of FIN No. 46 on its interest in Stifel Financial Capital Trust I ("SFCT"), which is currently consolidated. Exclusive of SFCT, the Company has determined that it is not the primary beneficiary of any variable interest entity that would need to be consolidated under FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement however, it is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Evaluation of Disclosure Controls and Procedures

The management of the Company including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer have evaluated the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective.

Further, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in several lawsuits and arbitrations which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts, its consultation with outside counsel and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial condition and results of operations. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year, and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided. However, depending upon the period of resolution, such effects could be material to the financial results of an individual period.

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits:

  31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. This exhibit is furnished to the SEC.

  Report(s) on Form 8-K:

The Company filed a report on Form 8-K dated May 12, 2003. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three months ended March 31, 2003.

The Company filed a report on Form 8-K dated August 8, 2003. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: August 14, 2003	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 14, 2003	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)