Form 10-Q
period 2003-09-30
STIFEL FINANCIAL CORP
filed 2003-11-14
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

Shares of common stock outstanding at November 1, 2003: 7,050,743, par value $0.15.

Stifel Financial Corp.

Form 10-Q Index

September 30, 2003

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition September 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Nine Months Ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 -16
Item 3. Quantitative and Qualitative Disclosure about Market Risk	17
Item 4. Evaluation of Disclosure Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 6. Exhibit(s) and Report(s) on Form 8-K	18-19
Signatures	20

EXHIBITS

Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21
Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22
Exhibit 32 - Certification pursuant to 18 U.S.C. section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except par values and share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 16,897	$ 13,885
Cash segregated for the exclusive benefit of customers	5	30
Receivables from brokers and dealers	32,549	32,994
Receivables from customers, net of allowance for doubtful
receivables of $182 and $144, respectively	247,161	264,646
Securities owned, at fair value	15,168	18,217
Securities owned and pledged, at fair value	7,578	12,769
Investments	32,715	30,509
Membership in exchanges, at cost	359	463
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $20,236 and $19,174, respectively	6,914	7,277
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $875 and $677,
respectively	16,963	19,977
Deferred tax asset	4,818	5,952
Other assets	22,726	12,947
Total Assets	$407,163	$422,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 4,400	$ 43,400
Payables to brokers and dealers	132,326	58,916
Payables to customers	51,549	110,502
Securities sold, but not yet purchased, at fair value	4,898	3,864
Drafts payable	13,205	19,592
Accrued employee compensation	22,104	20,382
Obligations under capital leases	251	506
Accounts payable and accrued expenses	22,305	23,103
Guaranteed preferred beneficial interest in subordinated debt securities	34,500	34,500
Other	24,598	24,598
	310,136	339,363
Liabilities subordinated to claims of general creditors	3,831	3,623
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,152	1,152
Additional paid-in capital	55,703	53,337
Retained earnings	44,505	36,161
	101,360	90,650
Less:
Treasury stock, at cost, 529,207 and 732,228 shares, respectively	6,132	8,467
Unamortized expense of restricted stock awards	- -	5
Unearned employee stock ownership plan shares, at cost, 158,611 and 170,809
shares, respectively	2,032	2,188
Total Stockholders' Equity	93,196	79,990
Total Liabilities and Stockholders' Equity	$407,163	$422,976

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

Three Months Ended September 30,	Nine Months Ended September 30,

	2003	2002	2003	2002
REVENUES
Commissions	$ 22,488	$ 16,836	$ 61,023	$ 54,279
Investment banking	15,402	11,830	34,753	36,421
Principal transactions	11,892	8,305	32,043	25,739
Interest	3,050	3,676	9,239	11,202
Other	8,352	6,154	21,768	19,599
Total revenues	61,184	46,801	158,826	147,240
Less: Interest expense	1,259	1,801	3,916	4,889
Net revenues	59,925	45,000	154,910	142,351

NON-INTEREST EXPENSES
Employee compensation and benefits	39,355	30,646	104,269	96,813
Occupancy and equipment rental	4,724	4,654	14,289	13,826
Communications and office supplies	2,607	2,604	8,015	8,010
Commissions and floor brokerage	852	873	2,370	2,551
Other operating expenses	3,818	10,519	12,005	19,182
Total non-interest expenses	51,356	49,296	140,948	140,382
Income (loss) before income taxes	8,569	(4,296)	13,962	1,969
Provision (benefit) for income taxes	3,445	(1,672)	5,618	847
Net income (loss)	$ 5,124	$ (2,624)	$ 8,344	$ 1,122

Earnings (loss) per share:
Basic	$ 0.74	$ (0.38)	$ 1.20	$ 0.16
Diluted	$ 0.62	$ (0.38)	$ 1.02	$ 0.14
Dividends declared per share	- -	- -	- -	$ 0.06
Average common equivalent shares outstanding:
Basic	6,941	6,960	6,926	7,103
Diluted	8,297	6,960	8,157	8,230

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Nine Months Ended

	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 8,344	$ 1,122
Noncash and nonoperating items included in earnings:
Depreciation and amortization	2,439	2,509
Amortization of notes receivable	4,265	4,066
(Gain) losses on investments	(392)	914
Deferred items	1,794	69
Amortization of restricted stock awards, units,
and stock benefits	2,552	1,841
	19,002	10,521
Decrease (increase) in assets:
Operating receivables	17,930	22,614
Cash segregated for the exclusive benefit of customers	25	161
Securities owned, including those pledged	8,240	(8,066)
Notes receivable from officers and employees	(1,251)	(2,974)
Other assets	(9,755)	(291)
Increase (decrease) in liabilities:
Operating payables	14,457	(12,241)
Securities sold, but not yet purchased	1,034	1,987
Drafts payable, accrued employee compensation, and
accounts payable and accrued expenses	(5,092)	(9,601)
Cash Flows From Operating Activities	44,590	2,110
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	1,935	905
Payments for:
Acquisition of office equipment and leasehold improvements	(1,901)	(2,334)
Acquisition of investments	(3,844)	(35)
Cash Flows From Investing Activities	(3,810)	(1,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(39,000)	(24,900)
Proceeds from:
Reissuance of treasury stock	2,972	2,125
Sale/leaseback of office equipment	- -	3,951
Issuance of Guaranteed Preferred Beneficial Interest in
Subordinated Debt Securities	- -	34,500
Payments for:
Purchase of stock for treasury	(775)	(4,856)
Settlement of long-term debt	- -	(10,000)
Offering cost associated with issuing Guaranteed Preferred
Beneficial Interest in Subordinated Debt Securities	- -	(1,577)
Reduction of subordinated debt	(710)	- -
Principal payments under capital lease obligation	(255)	(640)
Cash dividends	- -	(463)
Cash Flows From Financing Activities	(37,768)	(1,860)
Increase (decrease) in cash and cash equivalents	3,012	(1,214)
Cash and cash equivalents - beginning of period	13,885	16,314
Cash and Cash Equivalents - end of period	$ 16,897	$ 15,100
Supplemental disclosure of cash flow information:
Income tax payments	$ 4,030	$ 2,994
Interest payments	$ 3,837	$ 3,598
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 156	$ 145
Restricted stock awards and stock units, net of forfeitures	$ 4,828	$ 2,952
Deferred Compensation converted to subordinated borrowings	$ 918	$ 994

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation Plans

The Company applies APB No. Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As a result, no stock-based employee compensation cost is reflected in net income, as all options grants under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of Financial Accounting Standards ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (loss):
As reported	$ 5,124	$ (2,624)	$ 8,344	$ 1,122
Stock-based employee compensation expense
determined under a fair value method for all
awards, net of income taxes	(204)	(240)	(623)	(728)
Pro forma Net Income	$ 4,920	$ (2,864)	$ 7,721	$ 394
Basic earnings (loss) per share:
As reported	$0.74	$(0.38)	$1.20	$0.16
Pro forma	$0.71	$(0.41)	$1.11	$0.06
Diluted earnings (loss) per share:
As reported	$0.62	$(0.38)	$1.02	$0.14
Pro forma	$0.59	$(0.41)	$0.95	$0.05

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

At September 30, 2003, SN & Co. had net capital of $49,138,289, which was 18.27% of its aggregate debit items, and $43,759,264 in excess of the minimum required net capital.

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

On November 3, 2003, the Company announced the favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in October 2002, against SN & Co. The claims arose in connection with the activities of a former SN & Co. broker in its Pikeville, Kentucky office. The arbitration award was vacated in part and affirmed in part by a U. S. District Court judgment entered in August of this year. The District Court's judgment was on appeal to the U. S. Court of Appeals for the Sixth Circuit. The settlement resolves the arbitration award, the District Court's judgment, and the appeal of that judgment. The settlement resulted in the addition of approximately $1.2 million, after tax or $0.15 per diluted share to the 2003 third quarter earnings.

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

Information concerning operations in these segments of business is as follows (in thousands):

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,

Net Revenues	2003	2002	2003	2002
Private Client Group	$ 42,969	$ 31,644	$ 115,862	$ 101,278
Equity Capital Markets	12,358	7,319	25,181	25,145
Fixed Income Capital Markets	2,974	5,254	10,098	12,427
Other	1,624	783	3,769	3,501
Total Net Revenues	$ 59,925	$ 45,000	$ 154,910	$ 142,351
Operating Contribution
Private Client Group	$ 10,819	$ (1,753)	$ 22,345	$ 8,316
Equity Capital Markets	4,017	1,476	5,688	6,335
Fixed Income Capital Markets	(493)	1,520	797	2,715
Other/ Unallocated Overhead	(5,774)	(5,539)	(14,868)	(15,397)
Pre-Tax Income (loss)	$ 8,569	$ (4,296)	$ 13,962	$ 1,969

The Company has not disclosed asset information by segment, as the information is not produced internally on a regular basis.

NOTE E - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three and nine months ended September 30, are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income Available to Common Stockholders
Net Income (loss)	$ 5,124	$ (2,624)	$ 8,344	$ 1,122
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	6,941	6,960	6,926	7,103
Effect of dilutive securities from employee benefit
plans	1,356	- -(1)	1,231	1,127
Diluted Weighted Average Shares Outstanding	8,297	6,960(1)	8,157	8,230
Basic Earnings (loss) per share	$ 0.74	$ (0.38)	$ 1.20	$ 0.16
Diluted Earnings (loss) per share	$ 0.62	$ (0.38)	$ 1.02	$ 0.14

(1) Potential Common Shares are anti-dilutive. For the three months ended September 30, 2002, there were 1,158,000 options that were considered anti-dilutive and thus not included in the above calculation.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). For financial statements issued after December 15, 2002, FIN No. 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN No. 45 required that a liability be recognized at the inception of the guarantee at fair value. The Company adopted the disclosure provisions of FIN No. 45 in the Company's annual report on Form 10-K for the year ended December 31, 2002 and adopted the remainder of the provisions on January 1, 2003. The statement did not have an impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 attempts to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of FIN No. 46 on its interest in Stifel Financial Capital Trust I ("SFCT"), which is currently consolidated. Exclusive of SFCT, the Company has determined that it is not the primary beneficiary of any variable interest entity that would need to be consolidated under FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB staff issued FASB Staff Position No. 150-3 ("FSP No. 150-3"), which defers certain provisions of SFAS No. 150. The Company has adopted the effective provisions of SFAS No. 150. The adoption of these provisions did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. For the deferred provisions, the Company is currently evaluating the impact of this statement.

NOTE G - SUBSEQUENT EVENTS

The board of directors of the Company authorized a tender offer to purchase up to 850,000 shares of Stifel Financial Corp., or approximately 12%, of its outstanding common stock (including associated preferred stock purchase rights) at a price of $13.25 per share. The tender offer commenced on September 5, 2003, and expired on October 10, 2003. On September 4, 2003, the last trading day prior to the commencement of the offer, the closing price per share reported on the New York Stock Exchange was $12.54. Based on the final count by the depositary for the tender offer, the Company purchased 87,471 shares, representing approximately 1.2% of outstanding shares, at a purchase price of $13.25 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $1.2 million.

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

Business Environment

Investors showed more confidence in the equity markets as evidenced by the increase in the major market indices. At September 30, 2003, the Dow Jones Industrial Average ("Dow") closed at 9,275, up 22.2% from the close at September 30, 2002; and up 11.2% from the December 31, 2002 close. The Standard and Poors 500 Index ("S&P") rose 22.2% from September 30, 2002, and 13.2% from the December 31, 2002 close. The NASDAQ Composite closed at 1,787, climbing 52.5% from a year earlier and increasing 33.8% from the December 31, 2002 close.

The Federal reserve board lowered the federal funds rate 75 basis points since September 30, 2002 to a 45 year low of 1 percent.

The Company continued its expansion during the first nine months of 2003. SN & Co. opened four branch offices for a total of 83, compared to 76 at September 30, 2002.

In the discussion to follow, results for the three and nine months ended September 30, 2003 will be compared to the results for the three and nine months ended September 30, 2002. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

Results of Operations

The following table summarizes the changes in the major categories of revenues and expenses for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.

Increase (Decrease)	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
REVENUES:
Commissions	$ 5,652	34%	$ 6,744	12%
Principal transactions	3,587	43	6,304	24
Investment banking	3,572	30	(1,668)	(5)
Interest	(626)	(17)	(1,963)	(18)
Other	2,198	36	2,169	11
Total Revenues	14,383	31	11,586	8
Less: Interest expense	(542)	(30)	(973)	(20)
Net Revenues	$ 14,925	33%	$ 12,559	9%

NON-INTEREST EXPENSES:
Employee compensation and benefits	$ 8,709	28%	$ 7,456	8%
Occupancy and equipment rental	70	2	463	3
Communications and office supplies	3	- -	5	- -
Commissions and floor brokerage	(21)	(2)	(181)	(7)
Other operating expenses	(6,701)	(64)	(7,177)	(37)
Total non-interest expenses	$ 2,060	4%	$ 566	- -

Nine months ended September 2003 as compared to nine months ended September 2002

The Company recorded net income of $8.3 million or $1.02 per diluted share on net revenues of $154.9 million for the nine months ended September 30, 2003 compared to net income of $1.1 million or $0.14 per diluted share on net revenues of $142.4 million for the same period one year earlier. The current year results include a third quarter reversal of a $1.2 million charge, net of tax, or approximately $0.15 per share resulting from the favorable settlement of an arbitration award. The prior year results include a third quarter after-tax charge of $3.5 million related to that arbitration award and other legal matters.

Net revenues increased $12.6 million (9%) resulting principally from increases in commissions of $6.7 million (12%), principal transactions of $6.3 million (24%), and other revenues of $2.2 million (11%), offset by decreases in investment banking of $1.7 million (5%) and net interest of $990,000 (16%).

Revenues from commissions on agency transactions for the first nine months increased $6.7 million (12%) resulting from the improved market conditions for equity-based products primarily in the second and third quarters.

Revenues from principal transactions increased $6.3 million (24%) principally resulting from increased trading activity in corporate bonds as investors sought alternatives to equity-based products and low interest yielding products primarily in the first and second quarters and overall improved market conditions for equity based products in the third quarter.

Investment banking revenues decreased $1.7 million (5%) principally due to a decrease in municipal finance revenues of $ 2.7 million (28%), offset by an increase in corporate finance revenues of $1.0 million (4%). Municipal finance revenues decreased due to a declined in the number of senior or co-managed underwritings from 101 during the first nine months of 2002 to 93 during the first nine months of 2003 as a result of a decrease in the number of refinancings by municipalities and institutions. Corporate finance fee revenues increased due to an increase in the number of managed equity offerings from 32 in the first nine months of 2002 to 49 in the first nine months of 2003.

Net interest revenue declined $990,000 (16%) due to a $2.0 million (18%) decrease in interest revenue, principally resulting from decreased borrowings by customers and decreased rates charged to those customers. Interest expense decreased by $973,000 (20%) resulting from decreased short-term borrowings and decreased stock loan activity by the Company to finance customer borrowings on margin accounts along with lower rates charged on these borrowings. This decrease was offset by an increase in interest on long-term debt as a result of the outstanding $34.5 million, 9% cumulative Trust Preferred Securities, in contrast to last years $10.0 million long term note to Western & Southern Life Insurance Company, a significant shareholder, bearing interest of 8.0 % per annum. Average short-term borrowings decreased $45.4 million primarily for customer collaterized bank borrowings and stock loan activity, with a 26% decrease in rates.

Total non-interest expenses increased $566,000, resulting principally from increases in employee compensation and benefits of $7.5 million (8%), offset by a decrease in other operating expenses of $7.2 million (37%).

Employee compensation and benefits, a significant portion of the Company's expenses, increased $7.5 million (8%) primarily resulting from an increase in variable employee compensation of $7.0 million (10%). Variable compensation, principally investment executive compensation increased due to increased production. Fixed compensation increased $481,000 (2%), primarily due to increased staffing levels resulting from continued expansion offset by lower health insurance costs.

Occupancy and equipment rental increased $463,000 (3%) due to the Company's expansion efforts.

Commissions and floor brokerage decreased $181,000 (7%) due to decreased costs per trade.

Other operating expenses decreased $7.2 million (37%) principally due to decreases in settlement charges. The current year nine-month period includes a reversal of a $2.0 million charge resulting from a favorable settlement of an arbitration award. The prior nine-month period was adversely impacted by $6.5 million due to the aforementioned arbitration award as well as other matters. This decrease in settlement charges was offset by increased litigation expense due to increased claims activity and increased insurance expense due to increased cost for coverage.

Three months ended September 2003 as compared to three months ended September 2002

Unless noted below, the explanations of revenue and expenses fluctuations for the categories presented for the nine-month period are generally applicable to the three-month operations.

The Company recorded net income of $5.1 million or $0.62 per diluted share on net revenues of $59.9 million for the quarter ended September 30, 2003 compared to net loss of $2.6 million or $0.38 per diluted share on net revenues of $45.0 million for the comparable quarter of 2002. The current year third quarter net income includes a reversal of a charge for the favorable settlement referred to previously. The prior year third quarter was adversely affected by that arbitration award and other matters, as previously discussed.

Net revenues increased $14.9 million (33%) resulting principally from increases in commissions, principal transactions, investment banking, and other revenues of $5.7 million (34%), $3.6 million (43%), $3.6 million (30%), and $2.2 million (36%), respectively, offset by decreases in net interest of $84,000 (4%).

Revenues from commissions on agency transactions increased $5.7 million (34%) resulting from improved market conditions.

Investment banking revenues increased principally due to an increase in corporate finance revenues of $5.6 million (74%) offset by a decrease in municipal finance revenues of $2.0 million (48%). Corporate finance fee revenues increased due to an increase in merger and acquisition and private placement fees and from an increase in the number of managed equity offerings from 7 in the third quarter of 2002 to 25 in the same time period of 2003. Municipal finance revenues decreased due to a decrease in the number of senior or co-managed underwritings from 37 during the third quarter of 2002 to 31 in the third quarter 2003 resulting from a decrease in refinancings by municipalities and institutions.

Total non-interest expenses increased $2.1 million (4%), resulting principally from an increase in employee compensation and benefits of $8.7 million (28%), offset by a decrease in other operating expenses of $6.7 million (64%). Other operating expenses decreased principally due to the current year reversal and the prior year charge for settlements offset by increased litigation and insurance costs referred to in the nine-month discussion.

Employee compensation and benefits increased $8.7 million (28%) primarily resulting from an increase in variable employee compensation of $9.0 million (42%). Variable compensation, principally investment executive compensation and incentive pay increased in conjunction with increased production and profitability. These increases were offset by a decrease in fixed compensation of $260,000 (3%) resulting from lower employee health insurance costs.

Business Segment Results

The following table summarizes the changes in the business segments for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.

Increase (Decrease)	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Net Revenues:
Private Client Group	$ 11,325	36%	$ 14,584	14%
Equity Capital Markets	5,039	69	36	- -
Fixed Income Capital Markets	(2,280)	(43)	(2,329)	(19)
Other	841	107	268	8
Total Net Revenues	$ 14,925	33%	$ 12.559	9%

Operating Contribution:
Private Client Group	$ 12,572	n/m	$ 14,029	169%
Equity Capital Markets	2,541	(172)%	(647)	(10)
Fixed Income Capital Markets	(2,013)	n/m	(1,918)	(71)
Other/ Unallocated Overhead	(235)	n/m	529	n/m
Pre-Tax Income (loss)	$ 12,865	n/m	$ 11,993	609%

n/m - Not Meaningful

Nine months ended September 2003 as compared to nine months ended September 2002

The Private Client Group ("PCG") recorded an increase in net revenues of $14.6 million (14%) to $115.9 million from $101.3 million. PCG operating contribution increased $14.0 million (169%) to $22.3 million from $8.3 million from the same period one year earlier principally due to the improved market conditions. The current year operating contribution includes a $2.0 million reversal of a charge due to a favorable settlement of the aforementioned arbitration award. The prior year operating contribution was adversely affected by a $6.5 million charge for that arbitration and other matters.

Equity Capital Markets ("ECM") net revenues for the first nine months of 2003 remained unchanged from the prior year first nine months. The increase in management fees which increased in conjunction with the number of managed underwritings, was offset by a decrease in institutional sales commissions and trading losses. ECM operating contribution decreased $647,000 (10%) due to the increase in fixed costs resulting from the opening of a new investment banking office in Chicago and increased research costs. Managed underwritings increased from 32 in the first nine months of 2002 to 49 for the same period of 2003.

Fixed Income Capital Markets ("FICM") recorded a decreased in net revenues of $2.3 million (19%) and FICM operating contribution decreased $1.9 million (71%) from the same period one year earlier. During the first nine months of 2003, FICM senior or co-managed 93 offerings, down from the prior year first nine months of 101 offerings.

Three months ended September 2003 as compared to three months ended September 2002

The PCG recorded an increase in net revenues of $11.3 million (36%) to $43.0 million from $31.7 million. PCG operating contribution increased $12.6 million to $10.8 million from a loss of $1.8 million in the same period one year earlier principally due to the improved market conditions and the current quarter reversal and prior year charge for the aforementioned arbitration award.

ECM recorded an increase in net revenues of $5.0 million (69%) and ECM operating contribution increased $2.5 million (172%) from the same period one year earlier due to increased management advisory fees, private placement fees, and increased commission and fee income associated with a increase in the number of managed underwritings from 7 in the three months September 30, 2002 to 25 in the same period of 2003.

FICM recorded a decrease in net revenues of $2.3 million (43%) and a decrease in operating contribution of $2.0 million from the same period one year earlier. The decrease resulted principally from a decrease in the number of senior or co-managed municipal underwritings. During the three months ended September 30, 2003, FICM senior or co-managed 31 offerings, down from the prior year second quarter of 37 offerings.

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

In the first nine months of 2003, the Company purchased $1.9 million in fixed assets primarily information technology equipment, leasehold improvements and furniture and fixtures.

During the first nine months of 2003, the Company repurchased 65,993 shares, using existing board authorizations, at an average price of $11.75 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 269,014 shares for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 773,772 shares.

The board of directors of the Company authorized a tender offer to purchase up to 850,000 shares of Stifel Financial Corp., or approximately 12%, of its outstanding common stock (including associated preferred stock purchase rights) at a price of $13.25 per share. The tender offer commenced on September 5, 2003, and expired on October 10, 2003. On September 4, 2003, the last trading day prior to the commencement of the offer, the closing price per share reported on the New York Stock Exchange was $12.54. Based on the final count by the depositary for the tender offer, the Company purchased 87,471 shares, representing approximately 1.2% of outstanding shares, at a purchase price of $13.25 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $1.2 million.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the United States Securities and Exchange Commission ("SEC") with regard to liquidity and capital requirements. At September 30, 2003, SN & Co. had net capital of approximately $49.1 million, which exceeded the minimum net capital requirements by approximately $43.8 million.

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). For financial statements issued after December 15, 2002, FIN No. 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN No. 45 required that a liability be recognized at the inception of the guarantee at fair value. The Company adopted the disclosure provisions of FIN No. 45 in the Company's annual report on Form 10-K for the year ended December 31, 2002 and adopted the remainder of the provisions on January 1, 2003. The statement did not have an impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 attempts to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of FIN No. 46 on its interest in Stifel Financial Capital Trust I ("SFCT"), which is currently consolidated. Exclusive of SFCT, the Company has determined that it is not the primary beneficiary of any variable interest entity that would need to be consolidated under FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB staff issued FASB Staff Position No. 150-3 ("FSP No. 150-3"), which defers certain provisions of SFAS No. 150. The Company has adopted the effective provisions of SFAS No. 150. The adoption of these provisions did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. For the deferred provisions, the Company is currently evaluating the impact of this statement.

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

On November 3,2003, the Company announced the favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in October 2002, against SN & Co. The claims arose in connection with the activities of a former SN & Co. broker in its Pikeville, Kentucky office. The arbitration award was vacated in part and affirmed in part by a U. S. District Court judgment entered in August of this year. The District Court's judgment was on appeal to the U. S. Court of Appeals for the Sixth Circuit. The settlement resolves the arbitration award, the District Court's judgment, and the appeal of that judgment. The settlement resulted in the addition of approximately $1.2 million, after tax or $0.15 per diluted share to the 2003 third quarter earnings.

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

The Company filed a report on Form 8-K dated August 20, 2003. This Form 8-K contained Item 9. Regulation FD Disclosure. The exhibit furnished is the press release of the Federal Court decision vacating a significant portion of an arbitration award in October 2002, against SN & Co.

The Company filed a report on Form 8-K dated November 4, 2003. This Form 8-K contained Item 9. Regulation FD Disclosure. The exhibit furnished is the press release of the Company's settlement of claims that had initially resulted in an arbitration award in October 2002, against SN & Co.

The Company filed a report on Form 8-K dated November 14, 2003. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three and nine months ended September 30 2003.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 14, 2003	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 14, 2003	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)