Form 10-K
period 2003-12-31
STIFEL FINANCIAL CORP
filed 2004-03-15
CIK 720672

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended DECEMBER 31, 2003
                               -----------------

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________  to _______________.

Commission file number 1-9305
                       ------

                           STIFEL FINANCIAL CORP.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                   43-1273600
----------------------------------------   -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          501 North Broadway
          St. Louis, Missouri                            63102-2102
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            314-342-2000
                                                            ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |X | No | |

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2003 (the last business day of the Registrant's second fiscal quarter), was approximately $75.1 million, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

Shares of Common Stock outstanding at February 29, 2004: 7,386,585 shares, par value $.15 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held May 5, 2004, are incorporated by reference in Part III hereof. Exhibit Index located on pages 57 and 58.

                                     1  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

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

Stifel Financial Corp., a Delaware corporation and a holding company for Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus") and other subsidiaries, was organized in 1983. Stifel Nicolaus, a full-service broker-dealer, is the successor to a partnership founded in 1890. Stifel Financial Corp. operates in an inherently risky environment. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties our Company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline.

RISK FACTORS RELATING TO STIFEL FINANCIAL CORP.

WE ARE DIRECTLY AFFECTED BY FLUCTUATIONS IN THE TRADING VOLUME AND PRICE LEVELS OF SECURITIES, NATIONAL AND INTERNATIONAL ECONOMIC AND POLITICAL CONDITIONS, AND BROAD TRENDS IN BUSINESS AND FINANCE.

As a brokerage and investment banking firm, our business depends heavily on conditions in the financial markets and on economic conditions generally, both domestic and abroad. Many factors outside our control may directly affect the securities business, in many cases in an adverse manner. These include but are not necessarily limited to:

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

A DOWNTURN IN THE U.S. SECURITIES MARKET COULD ADVERSELY AFFECT OUR BUSINESS IN MANY WAYS.

In the late 1990s, the stock markets in the United States achieved record or near record levels, generating substantial revenues for firms in the securities industry. However, this favorable business environment began to erode in early 2000, as all major stock indices declined and volatility increased. This volatility decreased transaction volumes industry-wide, and many brokerage and investment banking firms experienced a significant slowdown in business in 2002 and the first quarter of 2003. As indicated by the past few years, the securities industry is cyclical. Volatility or instability in the financial markets could significantly harm our business for many reasons.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES  2

Because a significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, asset management and service fees, and investment banking fees, a decline in stock prices, trading volumes, or liquidity could significantly harm our profitability in the following ways:

o  The volume of trades we would execute for our clients may decrease;

o  The value of the invested assets we manage for our clients may decline;

o  Our customer margin balances may decrease;

o The number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

o The value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline. As a market maker, we may own large positions in specific securities. These undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, a sizable portion of our inventory is comprised of fixed income securities, which are sensitive to interest rates. As interest rates rise or fall, there is a corresponding increase or decrease in the value of our assets;

o The value of the securities we hold as investments acquired directly through our subsidiaries may decline. In particular, those investments in venture capital and start-up type companies, which by their nature are subject to a high degree of volatility, may be susceptible to significant fluctuations;

o Because our Equity Capital Markets business is significantly concentrated in the financial services sector, our financial results may be adversely affected if future legislative, regulatory, accounting pronouncements, or other developments in the financial services industry cause a decline in the number of public offerings, private placements, and other capital raising efforts, including the issuance of trust preferred securities, by financial institutions, or if there is a significant slowdown in financial institution mergers and acquisition activity; and

o Our financial results may be adversely affected by the amortization costs incurred by us in connection with the upfront loans we offer to investment executives.

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

We compete directly with national full-service broker-dealers and investment banking firms and, to a lesser extent, with discount brokers and dealers, investment advisors, and commercial banks. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others.

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

Domestic commercial banks and investment banking boutique firms have entered the broker-dealer business, and large international banks have begun serving our markets as well. Legislative and regulatory initiatives intended to ease restrictions on the sale of securities and underwriting activities by commercial banks have increased competition. This increased competition could cause our business to suffer.

The industry of electronic and/or discount brokerage services is continuing to develop. Increased competition from firms using new technology to deliver these products and services may materially and adversely affect our operating results and financial position. Competitors offering Internet-based or other electronic brokerage services may have lower costs and offer their customers more attractive pricing and more convenient services than we do. In addition, we anticipate additional competition from underwriters who conduct offerings of securities through electronic distribution channels, bypassing financial intermediaries such as us altogether.

WE ARE SUBJECT TO AN INCREASED RISK OF LEGAL PROCEEDINGS, WHICH MAY RESULT IN SIGNIFICANT LOSSES TO US THAT WE CANNOT RECOVER. CLAIMANTS IN THESE PROCEEDINGS MAY BE CUSTOMERS, EMPLOYEES, OR REGULATORY AGENCIES, AMONG OTHERS, SEEKING DAMAGES FOR MISTAKES, ERRORS, NEGLIGENCE, OR ACTS OF FRAUD BY OUR EMPLOYEES.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by investment executives or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. In addition, in our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. We have entered into indemnification agreements with our directors. We are now, and in the future may be, the subject of indemnification assertions under these documents by our officers, directors, or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys' fees. The amount of outside attorneys' fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations as such fees occur. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

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

The financial markets were beset with volatility and uncertainty after the terrorist attacks of September 11, 2001, escalating tensions in the Middle East, and the war in Afghanistan and in Iraq. These events increased volatility in the prices of securities. We are unable to predict whether the future effects of the ensuing U.S. military and other responsive actions, and the threat of similar future events or responses to such events, will result in long-term commercial disruptions or will have a long-term adverse effect on the financial markets, as well as our business, results of operations, or financial condition.

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGE, AND WE MAY HAVE FEWER RESOURCES THAN MANY OF OUR COMPETITORS TO CONTINUE TO INVEST IN
TECHNOLOGICAL IMPROVEMENTS, WHICH ARE IMPORTANT TO ATTRACT AND RETAIN INVESTMENT EXECUTIVES.

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

LACK OF SUFFICIENT LIQUIDITY COULD IMPAIR OUR BUSINESS AND FINANCIAL
CONDITION.

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. The principal source of our liquidity is our assets, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by our equity capital, debenture, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. Stifel Nicolaus generates substantially all of our revenue. We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies, and repurchase our shares. Net capital rules, restrictions under our long-term debt, or the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

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

WE ARE SUBJECT TO INCREASING GOVERNMENTAL AND ORGANIZATIONAL REGULATION.

Our business, and the securities industry generally, is subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations ("SRO"), such as The New York Stock Exchange, Inc. ("NYSE") and the National Association of Securities Dealers, Inc. ("NASD"), require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping, and the conduct of principals and employees. The extensive regulatory framework applicable to broker-dealers, the purpose of which is to protect investors and the integrity of the securities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our security holders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules, or regulations of any SRO, state, or federal regulatory authority could result in a fine, injunction, suspension, or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules, and regulations or the adoption of new statutes, rules, and regulations could require us to alter our methods of operation at costs which could be substantial. In particular, recent corporate scandals have given rise to the Sarbanes-Oxley Act, which has far-reaching effects on corporate governance and accountability. In addition, the Securities and Exchange Commission ("SEC"), the NYSE, and the NASD have instituted new rules for separation of persons or entities providing securities research and analysis from investment banks. The enactment of such a proposal would potentially adversely affect the revenues and profits of investment banks generally, including the Financial Institutions Group of our Equity Capital Markets business segment. In addition, our ability to comply with laws, rules, and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements. Moreover, one of our subsidiaries, Century Securities, gives rise to a higher risk of noncompliance because of the nature of the independent contractor relationships involved.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES  6

WE ARE SUBJECT TO NET CAPITAL REQUIREMENTS; FAILURE TO COMPLY WITH THESE RULES WOULD SIGNIFICANTLY HARM OUR BUSINESS.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require broker-dealers to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD, the NYSE, and other regulatory bodies, and ultimately may require its liquidation. These rules affect both of our broker-dealer subsidiaries. Failure to comply with the net capital rules could have material and adverse consequences, such as:

o Limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

o Restricting us from withdrawing capital from our subsidiaries, even where our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

WE MAY SUFFER LOSSES IF OUR REPUTATION IS HARMED.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail to deal, or appear to fail to deal, with various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

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

The Company offers securities-related financial services through its wholly owned operating subsidiaries, Stifel Nicolaus and Century Securities Associates, Inc. ("CSA"). These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 129 locations. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region.

BUSINESS SEGMENTS

The Company's business has four segments: Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Financial information for each of the three years ended December 31, 2003, 2002, and 2001 is included in the consolidated financial statements and notes thereto. Such information is hereby incorporated by reference.

NARRATIVE DESCRIPTION OF BUSINESS

As of February 29, 2004, the Company employed 1,159 individuals. Of these, Stifel Nicolaus employed 1,151, of which 440 were employed as private client and institutional sales people. In addition, 158 investment executives were affiliated with CSA as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 171,000 client accounts. No single client accounts for a material percentage of any segment of the Company's business.


                                     7  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                            PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client group over the past five years. The Private Client Group employs 778 individuals.

STIFEL NICOLAUS PRIVATE CLIENT

Stifel Nicolaus has 82 private client branches located in 14 states, primarily in the Midwest. Its 418 investment executives provide a broad range of services and financial products to their clients. While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes equity securities, through initial public offerings and secondary markets, and taxable and tax-exempt fixed income products to its private clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock, and unit investment trusts. In addition, Stifel Nicolaus distributes insurance and annuity products and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75% of the purchase price, depending upon the size of the transaction.

CSA PRIVATE CLIENT

CSA has affiliations with 158 independent contractors in 45 branch offices and 92 satellite offices in 30 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

CUSTOMER FINANCING

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

                           EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes corporate finance, research, syndicate, over-the-counter equity trading, and institutional sales and trading. The Equity Capital Markets segment employs 110 individuals.

CORPORATE FINANCE

The corporate finance group consists of 17 professionals, located in St. Louis, Chicago, Denver, and Louisville, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap companies, primarily financial institutions.

RESEARCH

The research department consists of 28 analysts, located in St. Louis, Kansas City, and Denver, who publish research on 240 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

SYNDICATE

The syndicate department, consisting of two professionals, coordinates the marketing, distribution, pricing, and stabilization of the Company's lead- and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling



STIFEL FINANCIAL CORP. AND SUBSIDIARIES  8
group activities managed by other investment banking firms.

OVER-THE-COUNTER EQUITY TRADING

The Company trades as principal in the over-the-counter market. The over-the-counter equity trading group, which consists of four professionals, acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. At February 29, 2004, Stifel Nicolaus made a market in 292 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

INSTITUTIONAL SALES AND TRADING

The institutional equity sales and trading group consists of 16 professionals who provide equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus' corporate finance group. At February 29, 2004, the institutional equity sales and trading department had 516 institutional accounts.

                        FIXED INCOME CAPITAL MARKETS

The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The Fixed Income Capital Markets segment employs 74 individuals.

PUBLIC FINANCE

Public finance consists of 24 professionals, with offices in St. Louis, Denver, Orlando, Wichita, and Milwaukee. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through these offices.

INSTITUTIONAL SALES AND COMPETITIVE UNDERWRITING AND TRADING

Institutional sales, consisting of 14 professionals, is comprised of taxable and tax-exempt sales departments located in St. Louis, Brookfield, and Denver. Stifel Nicolaus buys both tax-exempt and taxable products, primarily municipal, corporate, government agency, and mortgage-backed bonds for its own account, maintains an inventory of these products, and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with approximately 617 accounts at February 29, 2004.

                                OTHER SEGMENT

In addition to its private client segment and capital markets segments, Stifel Nicolaus clears transactions for another independent introducing broker-dealer. Revenues and costs associated with clearing these transactions are included in Other segments. The Company also includes unallocated interest expense, interest income from stock borrow activities, and interest income and gains and losses on investments held in Other segments revenue. The Company includes in Other segments the unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration. The Company employs 197 persons in this segment.

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

Management relies on the expertise acquired in its market area over its 113-year history, its personnel, and its equity capital to operate in the competitive environment.

                                     9  STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                 REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to SROs, principally the NASD, the Municipal Securities Rulemaking Board, and the national securities exchanges, such as the NYSE. SROs adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (5) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions became effective immediately, while other provisions will become effective within the year and are subject to rulemaking by the SEC. Although there will be additional expenses incurred in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The research departments of broker-dealer firms are the subject of increased regulatory scrutiny. The SEC, the NYSE, and the NASD have recently adopted numerous rules affecting the content of research reports, research analysts, and their interaction with investment banking departments at member securities firms, as well as other companies. Also, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act, the SEC, the NYSE, and the NASD proposed additional, heightened restrictions on the interaction between research analysts and investment banking departments at member securities firms. The Company believes that it is in compliance with all existing rules.

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the Act seeks to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions, including the Company, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions requires the implementation and maintenance of internal practices, procedures, and controls, has increased our costs, and may subject us to liability.

In 2003, the NASD required certain member firms, including Stifel Nicolaus and CSA, to conduct a self-assessment of compliance with the requirement to provide breakpoint discounts in certain mutual fund sales transactions where customers were eligible to receive them. Stifel Nicolaus and CSA voluntarily expanded the scope of the required self-assessment to include all trades over $2,500 for years 2001



STIFEL FINANCIAL CORP. AND SUBSIDIARIES 10 through 2003. Based upon the results of the self-assessment review, the NASD required that firms either conduct a trade-by-trade analysis or participate in a mail notification process. Stifel Nicolaus and CSA were subsequently required to do the following: 1) reimburse, with interest, any customers identified in the self-assessment process that did not receive appropriate breakpoint discounts, 2) establish reserves for other customers who may make claims for reimbursement, and 3) send notice by no later than January 15, 2004, to all customers who made purchases of Class A mutual fund shares since January 1, 1999, that they may be entitled to similar refunds. Stifel Nicolaus has completed the notice mailing and is currently evaluating inquiries. The Company estimates the total amount of refunds to customers resulting from the breakpoint reviews will not have a material adverse effect on its results of operations.

Also in 2003, the SEC and the NASD began inquiries throughout the industry of late trading and market timing activity in connection with the sales of mutual funds. The SEC has asked firms, including Stifel Nicolaus, that use the National Securities Clearing Corporation's Fund/SERV system to submit and clear mutual fund orders, to review systems and controls for mutual fund orders intended to prevent late trading, and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. As a result of prior internal reviews and the SEC-requested reviews of systems and controls, Stifel Nicolaus has changed certain policies and procedures relating to the receipt and supervision of mutual fund orders. Stifel Nicolaus has provided information to the SEC and the NASD in conjunction with their industry-wide review of mutual fund trading practices. While the Company is unable to predict the outcome of these matters at this time, it does not believe the resolution of these matters will have a material adverse impact on its results of operations.

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

Under SEC rules, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than four percent of aggregate debit balances and may be prohibited from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE, including censures, fines, suspension, or expulsion. In computing net capital, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to state conservatively the other assets, such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm such as Stifel Nicolaus which require the use of its capital for purposes of maintaining the inventory required for a firm trading in securities, underwriting securities, and financing customer margin account balances. Stifel Nicolaus had net capital of approximately $59.1 million at December 31, 2003, which was approximately 22.2% of aggregate debit balances and approximately $53.7 million in excess of required net capital.

ITEM 2.  PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters and operations, and CSA's headquarters are located in 96,000 square feet of leased office space in St. Louis. The Company's Private Client segment maintains 82 leased offices in 14 states, primarily in the Midwest. The Fixed Income Capital Markets segment resides in seven leased locations. The Equity Capital Markets segment occupies leased space in five locations. The Company's management believes that, at the present time, the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2003, was approximately $10.1 million. Further information about the lease obligations of the Company is provided in Note E of the Notes to Consolidated Financial Statements filed and made a part hereof.

ITEM 3.  LEGAL PROCEEDINGS

See Note J of the Consolidated Financial Statements filed and made a part hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of securities holders during the fourth quarter of 2003.

                                     11 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

                                                                          POSITIONS OR OFFICES WITH THE
         NAME                                   AGE                        COMPANY AND STIFEL NICOLAUS
         Ronald J. Kruszewski                   45                    Chairman of the Board of Directors,
                                                                     President, and Chief Executive Officer
                                                                               of the Company and
                                                                     Chairman of the Board of Directors and
                                                                   Chief Executive Officer of Stifel Nicolaus

         Scott B. McCuaig                       54                     Senior Vice President and Director
                                                                               of the Company and
                                                                     President, Co-Chief Operating Officer,
                                                                         and Director of Stifel Nicolaus

         James M. Zemlyak                       44               Senior Vice President, Chief Financial Officer,
                                                                        and Treasurer of the Company and
                                                               Senior Vice President, Co-Chief Operating Officer,
                                                            Chief Financial Officer, and Director of Stifel Nicolaus

         Walter F. Imhoff                       72                Senior Vice President of Stifel Nicolaus and
                                                                             Director of the Company

         Thomas A. Prince                       54          Senior Vice President and General Counsel of the Company
                                                                   and General Counsel, Senior Vice President,
                                                                         and Director of Stifel Nicolaus

         David D. Sliney                        34                  Senior Vice President of the Company and
                                                              Senior Vice President and Director of Stifel Nicolaus

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

David D. Sliney was promoted to Senior Vice President of the Company in 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel Nicolaus and now serves as a Director of Stifel Nicolaus and is responsible for the Company's Operations and Technology departments. Mr. Sliney joined Stifel Nicolaus in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm's Equity Syndicate Department.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES 12

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

a.  MARKET INFORMATION

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock, as reported on the NYSE Consolidated Transactions Reporting System, for each full quarterly period for the calendar years are as follows:

--------------------------------------------------------------------
                                                        STOCK PRICE
                                                         HIGH - LOW
--------------------------------------------------------------------
YEAR 2003 BY QUARTER
--------------------------------------------------------------------
First                                                $12.23 - 10.95
Second                                                13.03 - 11.40
Third                                                 13.85 - 11.90
Fourth                                                19.78 - 13.28
--------------------------------------------------------------------
YEAR 2002 BY QUARTER
--------------------------------------------------------------------
First                                                $13.20 - 10.40
Second                                                14.65 - 12.45
Third                                                 13.30 - 11.65
Fourth                                                12.70 - 10.95
--------------------------------------------------------------------

b.  HOLDERS

The approximate number of stockholders of record on March 1, 2004, was 3,500.

c.  DIVIDENDS

Dividends paid were as follows:

      RECORD          PAYMENT            CASH
       DATE            DATE            DIVIDEND
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

d. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is contained in "Equity Compensation Plan Information," included in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.



                                     13 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                        YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------------------------
                       (in thousands, except per share amounts)             2003        2002        2001        2000        1999
---------------------------------------------------------------------------------------------------------------------------------
REVENUES               Commissions                                      $ 85,409    $ 71,520    $ 73,517    $ 85,109    $ 68,663
                       Investment banking                                 49,705      45,918      37,068      21,700      11,507
                       Principal transactions                             43,912      36,251      31,009      28,046      24,654
                       Asset management and service fees                  28,021      25,098      24,769      24,189      19,736
                       Interest                                           12,243      14,544      21,866      35,479      20,525
                       Other                                               2,330         782         761       3,325       6,108
                       ----------------------------------------------------------------------------------------------------------
                       Total revenues                                    221,620     194,113     188,990     197,848     151,193
                       Less:  Interest expense                             5,108       6,319      11,722      20,594      10,097
                       ----------------------------------------------------------------------------------------------------------
                       Net revenues                                      216,512     187,794     177,268     177,254     141,096
---------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST           Employee compensation and benefits                140,973     126,726     120,889     117,229      92,819
EXPENSES               Occupancy and equipment rental                     19,278      18,631      17,673      15,120      11,819
                       Communications and office supplies                 10,740      10,737      10,799      10,879       8,911
                       Commissions and floor brokerage                     3,263       3,373       3,269       3,059       2,838
                       Other operating expenses                           17,198      23,533      21,251      16,278      13,736
                       ----------------------------------------------------------------------------------------------------------
                       Total non-interest expenses                       191,452     183,000     173,881     162,565     130,123
---------------------------------------------------------------------------------------------------------------------------------
                       Income before income taxes                         25,060       4,794       3,387      14,689      10,973
                       Provision for income taxes                         10,053       2,014       1,377       5,486       3,808
                       ----------------------------------------------------------------------------------------------------------
                       Net income                                       $ 15,007    $  2,780    $  2,010    $  9,203    $  7,165
                       ==========================================================================================================
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA         Basic earnings                                   $   2.17    $    .40    $    .28    $   1.31    $   1.08
                       Diluted earnings                                 $   1.82    $    .34    $    .25    $   1.20    $   1.03
                       Cash dividends                                         --    $    .06    $    .12    $    .12    $    .12
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF           Total assets                                     $412,019    $422,976    $440,559    $458,312    $453,110
FINANCIAL CONDITION    Long-term obligations                            $ 63,035    $ 63,227    $ 38,512    $ 36,469    $ 36,036
AND OTHER DATA         Stockholders' equity                             $100,045    $ 79,990    $ 78,622    $ 74,178    $ 59,059
                       Net income as % average equity                      17.09%       3.44%       2.58%      13.33%      12.55%
                       Net income as % total revenues                       6.77%       1.43%       1.06%       4.65%       4.74%
                       Average common shares and share equivalents
                        used in determining earnings per share:
                         Basic                                             6,925       7,033       7,162       7,007       6,655
                         Diluted                                           8,228       8,169       7,990       7,669       6,940
---------------------------------------------------------------------------------------------------------------------------------

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

The difficult market and economic conditions that existed over the last two years continued through the first quarter of 2003. Concerns over weak corporate earnings, corporate governance scandals, heightened geopolitical tensions in the Middle East, the war on terrorism, and the war with Iraq served to dissuade the investor from the market. However, the tax cuts implemented in the second quarter, combined with increased capital spending, improved corporate profits, and a more stable situation in Iraq, spurred the investor back into the equity markets. As a result, the last three quarters of 2003 saw an improved environment for the securities industry.

As of December 31, 2003, the three major equity indices, key indicators of investors' confidence, the Dow Jones Industrial Average, the Standard & Poor's 500 Index, and the Nasdaq Composite closed up 25.3%, 26.4%, and 50.0%, respectively, over their December 31, 2002, closing.

As a result of the Federal Reserve Board's lowering of the Fed funds interest rates eleven times during 2001, once during the last quarter of 2002, and once again to a 45-year low of 1% during 2003, the Company's rates charged to its customers for borrowings were reduced. Likewise, the interest rates paid by the Company to support customer and firm borrowings declined. The effect of the reduction in interest rates, along with the Company's issuance of the debenture (see Note L), was to reduce the Company's net interest margin by $1.1 million.

However, for 2002 and 2003, the economic and interest rate environment provided favorable conditions industry-wide for municipal bond underwritings, as state and local governments tapped the capital markets to fund growing budget deficits and to refinance higher interest debt at very low borrowing costs.

The Company continued its expansion efforts, albeit somewhat subdued from the prior years, by opening 6 branch offices, for a total of 83 in 15 states.

The following table presents major categories of revenue and expenses for the Company for the respective periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                             DECEMBER 31, 2003                  DECEMBER 31, 2002                DECEMBER 31, 2001
                                            --------------------               ------------------               -------------------
                                                        % OF NET  % INCREASE/            % OF NET   % INCREASE/            % OF NET
(IN THOUSANDS)                               AMOUNT     REVENUE   (DECREASE)    AMOUNT    REVENUE   (DECREASE)   AMOUNT    REVENUE
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions and principal transactions  $129,321       60%         20%     $107,771      57%         3%     $104,526      59%
    Investment banking                        49,705       23           8        45,918      24         24        37,068      21
    Asset management and service fees         28,021       13          12        25,098      13          1        24,770      14
    Interest                                  12,243        6         (16)       14,544       8        (33)       21,866      12
    Other                                      2,330        1         198           782       0          3           760       0
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              $221,620      102%         14%     $194,113     103%         3%     $188,990     107%
    Less: Interest expense                     5,108        2         (19)        6,319       3        (46)       11,722       7
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                $216,512      100%         15%     $187,794     100%         6%     $177,268     100%
===================================================================================================================================
NON-INTEREST EXPENSES:
    Employee compensation and benefits      $140,973       65%         11%     $126,726      67%         5%     $120,889      68%
    Commissions and floor brokerage            3,263        2          (3)        3,373       2          3         3,269       2
    Communication and office supplies         10,740        5           0        10,737       6         (1)       10,799       6
    Occupancy and equipment rental            19,278        9           3        18,631      10          5        17,673      10
    Other operating expenses                  17,198        8         (27)       23,533      13         11        21,251      12
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSES                 $191,452       88%          5%     $183,000      97%         5%     $173,881      98%
-----------------------------------------------------------------------------------------------------------------------------------
PRE-TAX INCOME                              $ 25,060       12%        423%     $  4,794       3%        42%     $  3,387       2%
===================================================================================================================================



                                     15 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

2003 AS COMPARED TO 2002 -- TOTAL COMPANY

The Company's total revenues increased $27.5 million, a 14% increase over 2002, and it posted the eighth consecutive annual increase in net revenues (total revenues less interest expense) of $28.7 million, a 15% increase over the prior year. The increase in net revenues can be attributed principally to the Company's strong performance of its Private Client Group and improved market conditions as the individual investor returned to the equity markets. As a result, commissions and principal transactions revenues increased 20% to $129.3 million. In addition, investment banking revenues increased 8% to $49.7 million, resulting from improved market conditions for equity underwritings, which offset a decline in municipal finance revenues.

Asset management and service fees increased 12% to $28.0 million from $25.1 million due to increased account service fees, asset management fees for wrap accounts, which are billed based upon the value of the assets maintained in the account, and increased distribution fees for money market funds and mutual funds, which are paid to partially reimburse the Company for its processing cost relating to statement preparation and tax reporting.

Net interest declined 13% to $7.1 million. Interest revenue from customer margin accounts decreased 17% to $9.7 million, principally resulting from decreased borrowings and decreased rates charged to those customers.
Interest expense decreased $1.2 million, resulting principally from decreased short-term borrowings from banks by the Company to finance customer borrowings on margin accounts along with lower rates charged on those borrowings. The decrease was offset by an increase in interest expense on long-term debt as a result of a full year of interest paid on the $34.5 million 9% debenture to Stifel Financial Capital Trust I issued in April
2002 compared to a partial year of interest paid in 2002 on the debenture along with a partial year of interest paid on the $10.0 million long-term note to Western and Southern Life Insurance Company ("W&S"), a significant shareholder, bearing interest of 8% per annum.

Other revenues increased 198% to $2.3 million as a result of an increase in cash surrender value of life insurance for outside directors and an increase in gain on investments resulting from improved market conditions.

Total non-interest expenses increased $8.5 million to $191.5 million, principally due to increased employee compensation and benefits, offset by a decrease in other expenses.

Employee compensation and benefis, which comprises 65% of net revenues, down from 67% in 2002, increased 11% to $141.0 million in conjunction with increased productivity and profitability. A portion of compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout, in connection with the Company's expansion efforts. The upfront notes are amortized over a five- to ten-year period. Excluding transition pay of $8.2 million and $8.8 million from 2003 and 2002, respectively, compensation as a percentage of net revenues totaled 61% compared to 63% in 2002.

Other expense decreased $6.3 million to $17.2 million, resulting principally from the 2002 $6.5 million charge relating to an arbitration award and other matters which arose primarily in connection with the activities of a former Stifel Nicolaus broker. The 2003 other expense includes a reversal of $2.0 million due to the favorable settlement of that award. Excluding the prior year charge and the current year reversal, other expenses increased $2.1 million, resulting principally from increased litigation settlement and legal fees of $1.9 million due to the increased costs to defend and settle claims against the Company.

The effective tax rate decreased to 40% in 2003 from 42% in 2002 as a result of a non-taxable gain on cash surrender value in 2003 as compared to a non-taxable loss in 2002.

The current year net income increased 440% over the prior year net income to $15.0 million or $1.82 per diluted share.

The current year results include a third quarter reversal of a $1.2 million charge, net of tax, or approximately $0.15 per diluted share, resulting from the favorable settlement of an arbitration award. The prior year results include a third quarter after-tax charge of $3.5 million, or $0.44 per diluted share, related to that arbitration award and other legal matters as discussed in other expense.

2002 AS COMPARED TO 2001 -- TOTAL COMPANY

The Company recorded its seventh consecutive year of record net revenues of $187.8 million, up 6% over the previous year record net revenues of $177.3 million. The increase resulted principally from an increase in investment banking revenues of $8.9 million, primarily corporate finance revenue, and commissions and principal transactions of $3.2 million, primarily resulting from increased trading activity in taxable and tax-exempt fixed income products as investors sought alternatives to equity-based products, offset by decreased net interest revenue of $1.9 million resulting from a decrease in interest income of $7.3 million, principally from reduced borrowings by customers caused by poor market conditions and decreased rates charged to those customers. Interest expense declined $5.4 million, resulting from decreased borrowings from banks to finance customer borrowings. The decrease in interest expense from banks was offset by an increase in interest expense on long-term debt, resulting from the partial year of interest on the $10.0 million long-term note to W&S bearing interest of 8% per annum and a partial year of interest on the $34.5 million 9% debenture to Stifel Financial Capital Trust I issued in April of 2002. The prior year long-term interest reflects interest on the long-term note to W&S bearing interest of 8%, which was outstanding for the full year.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES 16

Total non-interest expenses increased $9.1million to $183.0 million, principally due to increased employee compensation and benefits, occupancy and equipment rental, and other expenses.

Employee compensation and benefits, which comprises 67% of net revenues, down from 68% in 2001, increased $5.8 million, principally from increased variable compensation paid to investment executives, resulting from increased revenue production. Excluding transition pay of $8.8 million and $9.6 million from 2003 and 2002, respectively, compensation as a percentage of net revenues totaled 63%, unchanged from the previous year.

Occupancy and equipment rental expense increased $958,000 or 5% as a result of the Company's continued expansion efforts.

Other non-interest expenses increased $2.3 million, resulting principally from a $6.5 million charge for an arbitration award and other matters, primarily for compensatory damages to two customers of the Company in connection with activities of a former broker in its Pikeville, Kentucky office. The prior year other expense includes approximately $4.7 million in legal-related expenses incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations. Excluding the current and prior year charges, other expenses increased $482,000 to $17.0 million from $16.6 million.

The effective tax rate increased to 42% in 2002 compared to 41% in 2001 as a result of non-taxable life insurance proceeds received in 2001.

Net income increased to $2.8 million or $0.34 per diluted share from $2.0 million or $0.25 per diluted share.

The 2002 net income was adversely impacted by $3.5 million, net of tax, or $0.44 per diluted share, due principally to an arbitration award against the Company for compensatory damages to two customers of the Company in connection with activities of a former broker in its Pikeville, Kentucky office. The prior year was adversely impacted by $2.7 million, net of tax, or $0.34 per diluted share, due to legal-related expenses incurred primarily in connection with historical litigation arising out of the Company's former Oklahoma operations.

SEGMENT ANALYSIS

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

Operating contribution is defined by the Company as net revenues (total revenues less interest expense) less non-interest expenses of the segment.




                                     17 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

RESULTS OF OPERATIONS FOR PRIVATE CLIENT GROUP

The following table present consolidated information for the Private Client Group segment for the respective periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                             DECEMBER 31, 2003                  DECEMBER 31, 2002                DECEMBER 31, 2001
                                            --------------------               ------------------               -------------------
                                                        % OF NET  % INCREASE/            % OF NET   % INCREASE/            % OF NET
(IN THOUSANDS)                               AMOUNT     REVENUE   (DECREASE)    AMOUNT    REVENUE   (DECREASE)   AMOUNT    REVENUE
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions and principal transactions  $117,441        72%         23%    $ 95,380       70%        1%     $ 94,333       73%
    Investment banking                        11,684         7          11       10,520        8        88         5,584        4
    Asset management and service fees         27,961        17          13       24,672       18         3        23,853       18
    Interest                                   9,751         6         (17)      11,771        9       (36)       18,524       14
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              $166,837       102%         17%    $142,343      104%        0%     $142,294      110%
    Less: Interest expense                     3,742         2         (38)       5,995        4       (54)       13,047       10
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                $163,095       100%         20%    $136,348      100%        5%     $129,247      100%
===================================================================================================================================
NON-INTEREST EXPENSES
    Employee compensation and benefits      $ 95,249        58%         16%    $ 82,394       60%        3%     $ 80,328       62%
    Commissions and floor brokerage            2,237         1           3        2,174        2         3         2,119        2
    Communication and office supplies          6,274         4          (2)       6,415        5        (4)        6,673        5
    Occupancy and equipment rental            10,822         7           5       10,319        8         9         9,437        7
    Other operating expenses                  12,930         8         (28)      18,000       13        56        11,527        9
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSES                 $127,512        78%          7%    $119,302       87%        8%     $110,084       85%
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING CONTRIBUTIONS                     $ 35,583        22%        109%    $ 17,046       13%      (11)%    $ 19,163       15%
===================================================================================================================================

2003 COMPARED TO 2002 -- PRIVATE CLIENT GROUP

Private Client Group total revenues increased 17% to $166.8 million, principally due to the increase in commissions and principal transactions resulting from improved market conditions attributable to retail investors who had been reluctant to invest during 2002 returning to the securities markets, particularly in the last ten months of 2003. In addition, commissions from investment banking increased due to the increased number of lead or co-managed transactions (see 2003 Compared to 2002 -- Equity Capital Markets).

Asset management and service fees increased, principally due to increased wrap fees, which are billed based upon the value of the assets maintained in the account and increased due to improved market conditions, as well as increased account service fees and distribution fees received for money market accounts and mutual funds.

Interest revenue and interest expense for the Private Client Group declined as a result of decreased borrowings by customers along with decreased rates charged for those borrowings. Interest expense declined due to decreased borrowings from banks to finance customer borrowings along with decreased rates charged on those borrowings and an increased utilization of stock loan to finance customer borrowings, which bears a lower interest rate than bank borrowings.

Employee compensation and benefits increased, principally due to increased production by investment executives. As a percentage of net revenues, employee compensation and benefits decreased to 58% from 60% in the prior year. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts, in connection with the Company's expansion efforts. Excluding transition pay of $7.7 million and $8.2 million from 2003 and 2002, respectively, compensation and benefits as a percentage of net revenues remained relatively unchanged at 54%.

Operating contribution for the Private Client Group increased due to the increase in revenue production in conjunction with a decrease in other non-interest expenses. Year-to-year comparisons of "other non-interest expenses" were impacted by the current year $2.0 million reversal of an arbitration award. The prior year "other expenses" include a $6.5 million charge related to that arbitration award and other legal matters (see 2003 Compared to 2002 -- Total Company).



STIFEL FINANCIAL CORP. AND SUBSIDIARIES 18

2002 COMPARED TO 2001 -- PRIVATE CLIENT GROUP

Private Client Group net revenues increased $7.1 million resulting from increased commissions, principally from commissions generated from investment banking for corporate finance activities and principal transactions on fixed income products, primarily corporate and government bonds, as investors sought safer alternatives to equities. Net interest revenue remained relatively unchanged, as both interest revenue and interest expense were affected by both the market environment and interest rate environment. Clients became more conservative in their investing, borrowing less and holding more cash in their accounts, as the equity markets remained weak. The decline in customer margin borrowing, coupled with declining interest rates, was the primary reason for the decline in interest revenues. Interest expense declined principally as a result of decreased borrowings from banks for customer borrowings coupled with decreased rates on those borrowings.

The current year operating contribution declined 11% to $17.0 million from $19.1 million, principally due to increased employee compensation and benefits and other expenses.

Employee compensation and benefits increased 3% to $82.4 million from $80.3 million, in line with the increased production. As a percentage of net revenues, employee compensation and benefits declined to 60% from 62% in the prior year. Excluding transition pay of $8.2 million and $9.1 million from 2002 and 2001, respectively, employee compensation and benefits as a percentage of net revenues decreased to 54% from 55%.

Other expenses increased $6.5 million, principally due to an approximate $6.5 million charge, resulting principally from an arbitration award and other matters, primarily for compensatory damages to two customers of the Company in connection with activities of a former broker in its Pikeville, Kentucky office.

RESULTS OF OPERATIONS FOR EQUITY CAPITAL MARKETS

The following table presents consolidated information for the Equity Capital Markets Group segment for the respective periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                             DECEMBER 31, 2003                  DECEMBER 31, 2002                DECEMBER 31, 2001
                                            --------------------               ------------------               -------------------
                                                        % OF NET  % INCREASE/            % OF NET   % INCREASE/            % OF NET
(IN THOUSANDS)                               AMOUNT     REVENUE   (DECREASE)    AMOUNT    REVENUE   (DECREASE)   AMOUNT    REVENUE
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions and principal transactions  $ 8,250         23%          3%    $ 8,036       25%           41%  $ 5,696       23%
    Investment banking                       26,465         74          16      22,839       71            31    17,371       70
    Other                                     1,068          3         (25)      1,427        4           (33)    2,119        9
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              $35,783        101%         11%    $32,302      101%           28%  $25,186      101%
    Less:  Interest expense                     250          1         (14)        292        1            (6)      312        1
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                $35,533        100%         11%    $32,010      100%           29%  $24,874      100%
===================================================================================================================================
NON-INTEREST EXPENSES:
    Employee compensation and benefits      $20,289         57%          6%    $19,080       60%           15%  $16,592       67%
    Commissions and floor brokerage             910          3         (14)      1,063        3             7       991        4
    Communication and office supplies         1,964          6          (7)      2,114        7             0     2,117        9
    Occupancy and equipment rental            1,206          3           9       1,109        3            (5)    1,165        5
    Other operating expenses                    376          1         115         175        1          (231)     (134)      (1)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSES                 $24,745         70%          5%    $23,541       74%           14%  $20,731       83%
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING CONTRIBUTIONS                     $10,788         30%         27%    $ 8,469       26%          104%  $ 4,143       17%
===================================================================================================================================




                                     19 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

2003 COMPARED TO 2002 -- EQUITY CAPITAL MARKETS

Net revenues increased 11% to a record $35.5 million over the 2002 record performance.

Operating contributions increased $2.3 million or 30%, principally due to increased underwriting activity. During the year, the Equity Capital Markets Group lead or co-managed 69 equity, debt, or trust preferred offerings compared to 47 in 2002 due to improved equity markets, particularly in the second half of the year. As a result, investment banking revenues and commissions and principal transactions revenue increased 16% and 3%, respectively. Total non-interest expenses increased $1.2 million due to increased employee compensation and benefits, principally variable compensation as a result of improved productivity and profitability. As a percentage of net revenues, employee compensation and benefits declined to 57% from 60% in the prior year. Excluding employee compensation and benefits, non-interest expenses as a percentage of net revenues declined slightly to 13% from 14% in the prior year.

2002 COMPARED TO 2001 -- EQUITY CAPITAL MARKETS

Operating contribution increased $4.3 million or 104%, resulting from increased underwriting activity, as equity markets rebounded from a disastrous 2001. The Equity Capital Markets Group lead or co-managed 47 equity, debt, or trust preferred offerings compared to 24 in the prior year. As a result, investment banking revenue increased $5.5 million, and commissions and principal transactions increased $2.3 million. Non-interest expenses increased $2.8 million, principally due to the increase in employee compensation and benefits, which increased $2.5 million. As a percentage of net revenues, employee compensation and benefits decreased to 60% from 67% in the prior year. Excluding employee compensation and benefits, non-interest expenses as a percentage of net revenues declined to 14% from 17% in the prior year.

RESULTS OF OPERATIONS FOR FIXED INCOME CAPITAL MARKETS

The following table presents consolidated information for the Fixed Income Capital Markets Group segment for the respective periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                             DECEMBER 31, 2003                  DECEMBER 31, 2002                DECEMBER 31, 2001
                                            --------------------               ------------------               -------------------
                                                        % OF NET  % INCREASE/            % OF NET   % INCREASE/            % OF NET
(IN THOUSANDS)                               AMOUNT     REVENUE   (DECREASE)    AMOUNT    REVENUE   (DECREASE)   AMOUNT    REVENUE
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions and principal transactions  $ 6,898         45%        (10)%   $ 7,623        46%       (8)%    $ 8,284         46%
    Investment banking                        8,478         55          (7)      9,099        54        (5)       9,612         53
    Interest                                    859          6           3         834         5        (9)         914          5
    Other                                        73          0         (43)        127         1       (79)         591          3
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              $16,308        106%         (8)%   $17,683       106%       (9)%    $19,401        107%
    Less: Interest expense                      924          6          (1)        934         6       (29)       1,310          7
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                $15,384        100%         (8)%   $16,749       100%       (7)%    $18,091        100%
===================================================================================================================================
NON-INTEREST EXPENSES:
    Employee compensation and benefits      $10,293         67%         (5)%   $10,861        65%       (6)%    $11,504         64%
    Commissions and floor brokerage             116          1         (15)        136         1       (14)         159          1
    Communication and office supplies           975          6          (6)      1,034         6         1        1,028          6
    Occupancy and equipment rental              700          5          (3)        722         4         5          687          4
    Other operating expenses                    550          4          18         466         3        77          264          1
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSES                 $12,634         82%         (4)%   $13,219        79%       (3)%    $13,642         75%
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING CONTRIBUTIONS                     $ 2,750         18%        (22)%   $ 3,530        21%      (21)%    $ 4,449         25%
===================================================================================================================================

2003 COMPARED TO 2002 -- FIXED INCOME CAPITAL MARKETS

Fixed Income Capital Markets recorded an operating contribution of $2.8 million, down 22% from 2002. While the number of senior or co-managed deals decreased slightly, from 147 in 2002 to 145 in 2003, the amount of underwriter's discount earned on those transactions declined more significantly, resulting in decreased investment banking fees and institutional commissions. As a result, total revenues declined $1.4 million, offset by a decrease in non-interest expenses of $600,000, principally employee compensation and benefits, which declined due to decreased productivity and profitability. As a percentage of net revenues, employee compensation and benefits increased to 67% from 65%.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES 20

2002 COMPARED TO 2001 -- RESULTS OF OPERATIONS FOR FIXED INCOME CAPITAL MARKETS

Despite the favorable market conditions for refinancing by municipalities and institutions that existed industry-wide and after a record-setting performance by Fixed Income Capital Markets in 2001, operating contribution decreased 21% to $3.5 million from $4.4 million in 2001. During the year, Fixed Income Capital Markets senior or co-managed 147 offerings compared to 177 offerings in 2001. As a result, total revenues declined $1.3 million, offset by a decrease in non-interest expenses of $423,000, principally employee compensation and benefits, which declined $643,000 due to decreased productivity and profitability. As a percentage of net revenues, employee compensation and benefits increased to 65% from 64%. Excluding employee compensation and benefits, non-interest expenses as a percentage of net revenues increased to 14% from 12% in the prior year.

RESULTS OF OPERATIONS FOR OTHER SEGMENT

The following table presents consolidated information for Other Segment for the respective periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                             DECEMBER 31, 2003                  DECEMBER 31, 2002                DECEMBER 31, 2001
                                            --------------------               ------------------               -------------------
                                                        % OF NET  % INCREASE/            % OF NET   % INCREASE/            % OF NET
(IN THOUSANDS)                               AMOUNT     REVENUE   (DECREASE)    AMOUNT    REVENUE   (DECREASE)   AMOUNT    REVENUE
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Interest                                $  1,633        65%       (16)%    $  1,939      72%       (20)%    $  2,426        48%
    Other                                      1,059        42       (788)         (154)     (6)       (51)         (317)       (6)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              $  2,692       108%        51%     $  1,785      66%       (15)%    $  2,109        42%
    Less: Interest expense                       192         8       (121)         (902)    (34)       (69)       (2,947)      (58)
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                $  2,500       100%        (7)%    $  2,687     100%       (47)%    $  5,056       100%
===================================================================================================================================
NON-INTEREST EXPENSES:
    Employee compensation and benefits      $ 15,142       606%         5%     $ 14,391     536%        15%     $ 12,465       247%
    Communication and office supplies          1,527        61         30         1,174      44         20           981        19
    Occupancy and equipment rental             6,550       262          1         6,481     241          2         6,384       126
    Other operating expenses                   3,342       134        (32)        4,892     182        (49)        9,594       190
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSES                 $ 26,561     1,062%        (1)%    $ 26,938   1,003%        (8)%    $ 29,424       582%
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING CONTRIBUTIONS                     $(24,061)     (962)%       (1)%    $(24,251)   (903)%        0%     $(24,368)     (482)%
===================================================================================================================================

2003 COMPARED TO 2002 -- OTHER SEGMENT

Other Segment total revenues increased 51% to $2.7 million from $1.8 million, resulting principally from an increase in cash surrender value of life insurance for certain outside directors and an increase in gains on investments, offset by a decrease in interest revenue as a result of a decrease in stock borrowings interest income. Interest expense in Other Segment represents interest charged by banks and interest expense accrued on the debenture securities less an internal allocation to the Private Client and Capital Markets segments for use of capital. Total non-interest expenses decreased 1%, resulting from a decrease in litigation settlement charges of $1.6 million, offset by an increase in employee compensation and benefits, principally in incentive compensation, which increased with total Company profitability.

2002 COMPARED TO 2001 -- OTHER SEGMENT

Total non-interest expenses declined $2.5 million, resulting from a decrease in legal-related expenses of $4.7 million principally due to historical litigation arising out of the Company's former Oklahoma operations, offset by an increase in employee compensation and benefits of $1.9 million, primarily incentive compensation for total Company profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debenture to Stifel Financial Capital Trust I, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.


                                     21 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

Stifel Nicolaus' short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available ongoing credit arrangements with banks totaled $205.0 million at December 31, 2003, of which $199.4 million was unused. There are no compensating balance requirements under these arrangements. Stifel Nicolaus' floating rate short-term bank borrowings bore interest at weighted average rates of 1.38% and 1.74% at December 31, 2003 and 2002, respectively. Short-term borrowings of $3.7 million and $26.4 million were collateralized by customer-owned securities of $13.9 million and $71.7 million at December 31, 2003 and 2002, respectively. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The remaining short-term borrowings of $2.0 million and $17.0 million were collateralized by company-owned securities valued at $9.7 million and $23.4 million at December 31, 2003 and 2002, respectively. The average bank borrowing was $8.0 million, $49.0 million, and $96.8 million in 2003, 2002, and 2001, respectively, at effective interest rates of 1.66%, 2.25%, and 4.50%, respectively. At December 31, 2003 and 2002,
Stifel Nicolaus had a stock loan balance of $116.9 million and $56.1 million, respectively, at average rates of 1.05% and 1.29%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $119.5 million, $118.5 million, and $127.8 million in 2003, 2002, and 2001, respectively, at average effective interest rates of 1.17%, 1.71%, and 3.85%, respectively. Customer securities were utilized in these arrangements.

On April 25, 2002, Stifel Financial Capital Trust I (the "Trust"), a Delaware Trust and wholly owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities ("trust preferred securities") for $34.5 million (net proceeds of approximately $32.9 million after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture (the "debenture") purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities. The trust preferred securities may be redeemed by the Company, and in turn, the Trust would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly. At December 31, 2003, the fair value of the trust preferred securities was $38,502, which also equals the fair value of the debenture, as it has the same terms as the trust preferred securities. The Company has also provided a guarantee to the Trust to pay all non-interest expenses of the Trust until the Trust is liquidated.

As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust, and the trust preferred securities are now presented as "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition.

On April 30, 2002, the Company repaid $10.0 million principal amount, as allowed by the agreement, of long-term indebtedness due June 30, 2004, payable to W&S, a significant shareholder, bearing interest of 8.0% per annum.

The Company paid $3.8 million, $3.5 million, and $9.8 million for the issuance of upfront notes to investment executives for transition pay for the years ended December 31, 2003, 2002, and 2001, respectively. The Company amortizes these notes over a five- to ten-year period. Compensation expense related to the amortization of these notes was $7.9 million, $5.3 million, and $5.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

On February 19, 2002, the Company entered into a $4.0 million sale-leaseback arrangement for certain office furniture and equipment. The lease expires in February 2005, with an option to purchase the equipment at the higher of market value or 15% of the original purchase price. The Company makes quarterly payments of approximately $320,000. At the time of the sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which is amortized ratably over the life of the lease. The transaction is being accounted for as an operating lease.

On May 9, 2002, the Company's board of directors authorized the repurchase of up to 750,000 additional shares on top of the existing authorization of 600,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes. Further, the Company announced on May 9, 2002, the elimination of future dividends on its common stock.

The Board of Directors of the Company authorized a tender offer to purchase up to 850,000 shares of Stifel Financial Corp., or approximately 12% of its outstanding common stock (including associated preferred stock purchase rights), at a price of $13.25 per share. The tender offer commenced on September 5, 2003, and expired on October 10, 2003. On September 4, 2003, the last trading day prior to the commencement of the offer, the closing price per share reported on The New York Stock Exchange was $12.54. Based on the final count by the depositary for the tender offer, the Company purchased 87,471 shares, representing approximately 1.2% of outstanding shares, at a purchase price of $13.25 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $1.2 million.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES 22

Exclusive of the tender offer, the Company repurchased 80,263, 570,124, and 95,930 shares for the years ending December 31, 2003, 2002, and 2001, respectively, using existing board authorizations, at average prices of $12.26, $12.05, and $10.85 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 291,317, 195,858, and 35,847 shares for the years ending December 31, 2003, 2002, and 2001, respectively, for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 759,502 shares.

The Company purchased $2.4 million, $3.2 million, and $4.5 million in fixed assets during 2003, 2002, and 2001, respectively, primarily information technology equipment, leasehold improvements, and furniture and fixtures.

Management believes that funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet its present and anticipated financing needs and fund the Company's continued expansion for the next 12 months.

Stifel Nicolaus is subject to certain requirements of the SEC with regard to liquidity and capital requirements. At December 31, 2003, Stifel Nicolaus had net capital of approximately $59.1 million, which exceeded the minimum net capital requirements by approximately $53.7 million. Stifel Nicolaus may not be able to pay dividends from its equity capital without prior regulatory approval if doing so would jeopardize its ability to satisfy minimum net capital requirements.

INFLATION

The Company's assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and brokers and dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. However, the rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of its services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following critical accounting policies and estimates are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Legal Reserves

The Company records reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to the Company on certain of these claims. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with outside counsel, management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated statement of financial condition under the caption "Accounts payable and accrued expenses."

Reserve for Doubtful Receivables From Former Employees

The Company offers transition pay, principally in the form of upfront loans, to investment executives and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions.


                                     23 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

Valuation of Securities and Investments

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, of $11.1 million and $11.2 million at December 31, 2003 and 2002, respectively, which consist primarily of investments in private equity partnerships, start up companies, and other venture capital investments and are included under the caption "Investments" and are carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, are based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

Income Tax Matters

The provision for state income taxes and related tax reserves is based on management's consideration of known liabilities and tax contingencies. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the state taxing authorities, and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the state taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of state tax audits, historical experience, and consultation with tax attorneys and other experts.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires the recognition of a liability for the fair value of an obligation undertaken in issuing a guarantee and also requires certain disclosures of such guarantees. The disclosure requirements were adopted in 2002. The recognition requirements became effective for the Company on January 1, 2003. The recognition requirements of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one of which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies must apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R must be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

The Company's wholly owned subsidiary, Stifel Financial Capital Trust I (the "Trust"), is considered an SPE. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the retroactive reclassification of the obligation from the preferred trust offering from the caption "Guaranteed preferred beneficial interest in subordinated debt securities" to "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition. Other than the retroactive reclassification, the adoption of FIN 46R did not have an impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows. For the interim period ending March 31, 2004, the Company will adopt FIN 46R related to any remaining variable interest entities that are not SPEs, which is not expected to have an impact on the Company's consolidated financial statements.



STIFEL FINANCIAL CORP. AND SUBSIDIARIES 24

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB staff issued FASB Staff Position No. 150-3, which defers certain provisions of SFAS No. 150. The Company has adopted the effective provisions of SFAS No. 150. The adoption of these provisions did not have an impact on the Company's consolidated financial position, results of operations, or cash flows. For the deferred provisions, the Company is currently evaluating the impact of this statement.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's contractual obligations to make future payments as of December 31, 2003.

--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                        TOTAL      2004      2005      2006     2007      2008   THEREAFTER
                                                    --------   -------   -------   -------   ------   -------  -----------
Debenture to Stifel Financial Capital Trust I (1)   $ 34,500        --        --        --       --        --   $ 34,500
Interest on debenture (1)                             88,493     3,105     3,105     3,105    3,105     3,105     72,968
LLC non-interest bearing notes (2)                    24,598        --        --        --       --     4,600     19,998
Short-term debt                                        5,650     5,650        --        --       --        --         --
Liabilities subordinated to general creditors          3,745       698       634       779      720       914         --
Operating leases                                      44,285     8,574     7,889     6,730    5,483     4,910     10,699
Capital leases                                           235       157        41        37       --        --         --
Communication and quote minimum commitments            5,896     2,769     2,098       494      271       261          3
Investments -- private equity partnerships (3)           250       250        --        --       --        --         --
--------------------------------------------------------------------------------------------------------------------------
Total                                               $207,652   $21,203   $13,767   $11,145   $9,579   $13,790   $138,168
--------------------------------------------------------------------------------------------------------------------------

(1) Debenture to Stifel Financial Capital Trust I is callable at par no earlier than June 30, 2007, but no later than June 30, 2032.
(2) The Company invested in zero coupon U.S. Government securities in the amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. At December 31, 2003, these securities are valued at $17,125 and are included under the caption "Investments" on the statements of financial condition.
(3) The Company has committed a total of $1,000 to a private equity partnership. As of December 31, 2003, the Company had invested $750 of this commitment.

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


                                     25 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

Changes in value of the Company's financial instruments may result from fluctuations in interest rates, credit ratings, equity prices, and the correlation among these factors, along with the level of volatility.

The Company manages its trading businesses by product and has established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory position. Position limits in trading inventory accounts are established and monitored on a daily basis. Management monitors inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, and securities ratings. The following table primarily represents trading inventory associated with our customer facilitation and market-making activities and includes net long and short fair values, which is consistent with the way risk exposure is managed.

---------------------------------------------------------------------------------------------------------
                                                        DECEMBER 31, 2003           DECEMBER 31, 2002
                                          ---------------------------------------------------------------
                                                               SOLD, BUT NOT               SOLD, BUT NOT
SECURITIES, AT FAIR VALUE                             OWNED    YET PURCHASED      OWNED    YET PURCHASED
---------------------------------------------------------------------------------------------------------
U.S. Government obligations                          $ 2,246      $1,047         $ 1,974       $  981
State and municipal bonds                             13,707         257          16,680          354
Corporate obligations                                  3,130         385           3,603          467
Corporate stocks                                       5,332       4,350           6,284        2,062
---------------------------------------------------------------------------------------------------------
                                                     $24,415      $6,039         $28,541       $3,864
                                                     =======      ======         =======       ======

The Company is also exposed to market risk based on its other investing activities. These investments consist of investments in private equity partnerships, start up companies, venture capital investments and zero coupon U.S. Government Securities and are included under the caption "Investments" on the consolidated statement of financial condition.

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

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day.

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

STIFEL FINANCIAL CORP. AND SUBSIDIARIES 26

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

At December 31, 2003, securities, primarily from customer margin and securities borrowing transactions of approximately $362.0 million were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for bank loans ($28.2 million), stock loans ($107.2 million), OCC margin requirements ($61.9 million), and customer short sales ($10.6 million).

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives the Company right of offset in the event of courterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of counterparties and borrowers and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

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

REGULATORY AND LEGAL RISK

Legal risk includes the risk of large numbers of Private Client Group customer claims for sales practice violations, a potentially sizable adverse legal judgment, and non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation by the SEC, the NASD, the NYSE, and state securities regulators in the different jurisdictions in which it conducts business. The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money laundering, and record keeping. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has legal exposure. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

The Compliance departments are responsible for monitoring compliance with regulatory requirements in the home office and at the respective branch offices of the broker-dealer. In addition, there are compliance officers concentrating on Fixed Income, Equity Capital Markets, and Asset Management who focus on the regulations specific to those businesses.

The Company experienced an increase in the number of Private Client Group claims beginning in fiscal year 2001 as a result of the downturn in the equity markets. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's legal reserves policy under "Critical Accounting Policies"; see also "Legal Proceedings."


                                     27 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------
         (IN THOUSANDS)                                        DECEMBER 31, 2003    DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------
ASSETS   Cash and cash equivalents                                      $ 12,236             $ 13,885
         Cash segregated for the exclusive benefit of customers                5                   30
         ---------------------------------------------------------------------------------------------
         Receivable from brokers and dealers:
             Securities failed to deliver                                  1,782                   72
             Deposits paid for securities borrowed                        22,983               22,451
             Clearing organizations                                       10,213               10,471
         ---------------------------------------------------------------------------------------------
                                                                          34,978               32,994
         ---------------------------------------------------------------------------------------------
         Receivable from customers, net of allowance for doubtful
           receivables of $82 and $144, respectively                     255,499              264,646
         ---------------------------------------------------------------------------------------------
         Securities owned, at fair value                                  14,725                5,173
         Securities owned and pledged, at fair value                       9,690               23,368
         ---------------------------------------------------------------------------------------------
                                                                          24,415               28,541
         ---------------------------------------------------------------------------------------------
         Investments                                                      33,427               30,509
         Memberships in exchanges                                            328                  463
         Office equipment and leasehold improvements, at cost,
           net of allowances for depreciation and amortization of
           $20,694 and $19,174, respectively                               6,606                7,277
         Goodwill                                                          3,310                3,310
         Loans and advances to investment executives and other
           employees, net of allowance for doubtful receivables
           from former employees of $1,397 and $677, respectively         15,902               19,977
         Deferred tax asset                                                5,525                5,952
         Other assets                                                     19,788               15,392
         ---------------------------------------------------------------------------------------------
             TOTAL ASSETS                                               $412,019             $422,976
         =============================================================================================

See Notes to Consolidated Financial Statements.



STIFEL FINANCIAL CORP. AND SUBSIDIARIES 28

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------
                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                 DECEMBER 31, 2003    DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND   Short-term borrowings from banks                              $  5,650             $ 43,400
STOCKHOLDERS'     --------------------------------------------------------------------------------------------
EQUITY            Payable to brokers and dealers:
                      Securities failed to receive                                 1,688                1,243
                      Deposits received from securities loaned                   116,986               56,076
                      Clearing organizations                                       6,043                1,597
                  --------------------------------------------------------------------------------------------
                                                                                 124,717               58,916
                  --------------------------------------------------------------------------------------------
                  Payable to customers                                            44,103              110,502
                  Securities sold, but not yet purchased, at fair value            6,039                3,864
                  Drafts payable                                                  20,596               19,592
                  Accrued employee compensation                                   26,034               20,382
                  Obligations under capital leases                                   192                  506
                  Accounts payable and accrued expenses                           21,800               23,103
                  Debenture to Stifel Financial Capital Trust I                   34,500               34,500
                  Other                                                           24,598               24,598
                  --------------------------------------------------------------------------------------------
                                                                                 308,229              339,363
                  --------------------------------------------------------------------------------------------
                  Liabilities subordinated to claims of general creditors          3,745                3,623

                  Stockholders' equity:
                      Preferred stock -- $1 par value; authorized 3,000,000
                        shares; none issued
                      Common stock -- $.15 par value; authorized 30,000,000
                        shares; issued 7,675,781 shares                            1,152                1,152
                      Additional paid-in capital                                  56,939               53,337
                      Retained earnings                                           51,168               36,161
                  --------------------------------------------------------------------------------------------
                                                                                 109,259               90,650
                  --------------------------------------------------------------------------------------------
                      Less:
                          Treasury stock, at cost, 608,640 and 732,228
                            shares, respectively                                   7,235                8,467
                          Unamortized expense of restricted stock awards              --                    5
                          Unearned employee stock ownership plan shares,
                            at cost, 154,545 and 170,809 shares, respectively      1,979                2,188
                  --------------------------------------------------------------------------------------------
                                                                                 100,045               79,990
                  --------------------------------------------------------------------------------------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $412,019             $422,976
                  ============================================================================================

See Notes to Consolidated Financial Statements.


                                     29 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     2003             2002             2001
-----------------------------------------------------------------------------------------------------------------
REVENUES                   Commissions                                $ 85,409         $ 71,520         $ 73,517
                           Investment banking                           49,705           45,918           37,068
                           Principal transactions                       43,912           36,251           31,009
                           Asset management and service fees            28,021           25,098           24,769
                           Interest                                     12,243           14,544           21,866
                           Other                                         2,330              782              761
                           --------------------------------------------------------------------------------------
                           Total revenues                              221,620          194,113          188,990
                           Less: Interest expense                        5,108            6,319           11,722
                           --------------------------------------------------------------------------------------
                           Net revenues                                216,512          187,794          177,268
-----------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES      Employee compensation and benefits          140,973          126,726          120,889
                           Occupancy and equipment rental               19,278           18,631           17,673
                           Communications and office supplies           10,740           10,737           10,799
                           Commissions and floor brokerage               3,263            3,373            3,269
                           Other operating expenses                     17,198           23,533           21,251
                           --------------------------------------------------------------------------------------
                           Total non-interest expenses                 191,452          183,000          173,881
-----------------------------------------------------------------------------------------------------------------
                           Income before income taxes                   25,060            4,794            3,387
                           Provision for income taxes                   10,053            2,014            1,377
                           --------------------------------------------------------------------------------------
                           Net income                                 $ 15,007         $  2,780         $  2,010
                           ======================================================================================
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER               Net income per share:
COMMON SHARE AND             Basic earnings per share                 $   2.17         $   0.40         $   0.28
SHARE EQUIVALENTS            Diluted earnings per share               $   1.82         $   0.34         $   0.25
                           --------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.





STIFEL FINANCIAL CORP. AND SUBSIDIARIES 30

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    TREASURY STOCK AND
                                                                                    UNEARNED EMPLOYEE       UNAMORTIZED
                                       COMMON STOCK       ADDITIONAL               STOCK OWNERSHIP PLAN      EXPENSE OF
(IN THOUSANDS,                      -------------------    PAID-IN   RETAINED     ----------------------     RESTRICTED
EXCEPT SHARE AMOUNTS)                SHARES      AMOUNT    CAPITAL   EARNINGS      SHARES        AMOUNT     STOCK AWARDS   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001          7,525,971    $1,129    $45,920    $32,827     (501,216)    $ (5,543)      $   (155)   $ 74,178
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
   stock ($.12 per share)                  --        --         --       (908)          --           --             --        (908)
Purchase of treasury shares                --        --         --         --      (95,930)      (1,048)            --      (1,048)
Employee stock ownership plan              --        --        (20)        --       16,264          208             --         188
Employee benefit plans                149,810        23      2,105         --        6,946           68             --       2,196
Stock options exercised                    --        --        (88)        --       28,523          286             --         198
Units and restricted stock
   awards amortization                     --        --      1,670         --           --           --            126       1,796
Dividend reinvestment                      --        --          8         --          378            4             --          12
Net income for the year                    --        --         --      2,010           --           --             --       2,010
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001        7,675,781     1,152     49,595     33,929     (545,035)      (6,025)           (29)     78,622
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends -- common
   stock ($.06 per share)                  --        --         --       (463)          --           --             --        (463)
Purchase of treasury shares                --        --         --         --     (570,124)      (6,862)            --      (6,862)
Employee stock ownership plan              --        --        (10)        --       16,264          208             --         198
Employee benefit plans                     --        --        403        (85)     155,910        1,581             --       1,899
Stock options exercised                    --        --       (112)        --       39,802          441             --         329
Units and restricted stock
   awards amortization                     --        --      3,461         --           --           --             24       3,485
Dividend reinvestment                      --        --         --         --          146            2             --           2
Net income for the year                    --        --         --      2,780           --           --             --       2,780
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002        7,675,781     1,152     53,337     36,161     (903,037)     (10,655)            (5)     79,990
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury shares                --        --         --         --      (80,263)        (984)            --        (984)
Tender offer                               --        --         --         --      (87,471)      (1,158)            --      (1,158)
Employee stock ownership plan              --        --        (12)        --       16,264          208             --         196
Employee benefit plans                     --        --       (266)        --      195,633        2,262             --       1,996
Stock options exercised                    --        --       (414)        --       95,684        1,112             --         698
Units and restricted stock
   awards amortization                     --        --      4,294         --           --           --              5       4,299
Dividend reinvestment                      --        --         --         --            5            1             --           1
Net income for the year                    --        --         --     15,007           --           --             --      15,007
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003        7,675,781    $1,152    $56,939    $51,168     (763,185)    $ (9,214)            --    $100,045
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



                                     31 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                  (IN THOUSANDS)                                          2003              2002               2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS        Net income                                            $ 15,007          $  2,780           $  2,010
FROM OPERATING    ----------------------------------------------------------------------------------------------------
ACTIVITIES        Noncash items included in earnings:
                      Depreciation and amortization                        3,266             3,390              4,268
                      Loans and advances amortization                      7,860             5,298              5,489
                      Deferred items                                         736               502             (1,180)
                      Amortization of restricted stock awards, units,
                        and stock benefit                                  4,491             3,485              1,796
                      (Gain) losses on investments                          (247)              927              2,117
                  ----------------------------------------------------------------------------------------------------
                                                                          31,113            16,382             14,500
                  Decrease (increase) in operating receivables:
                      Customers                                            9,147              (491)            41,323
                      Brokers and dealers                                 (1,984)           16,806            (19,070)
                  (Decrease) increase in operating payables:
                      Customers                                          (66,399)           66,425              3,593
                      Brokers and dealers                                 (6,101)          (22,535)            19,837
                  Decrease (increase) in assets:
                      Cash and U.S. Government securities
                        segregated for the exclusive benefit
                        of customers                                          25               161                 (4)
                      Securities owned, including those pledged            4,126            (7,895)              (586)
                      Loans and advancements to investment executives
                        and other employees                               (3,785)           (3,542)            (9,802)
                      Other assets                                        (4,476)            1,200              4,984
                  (Decrease) increase in liabilities:
                      Securities sold, not yet purchased                   2,175             1,312             (1,803)
                      Drafts payable, accounts payable and accrued
                        expenses, and accrued employee compensation        5,959             2,687              4,865
                  ----------------------------------------------------------------------------------------------------
                  Cash From Operating Activities                        $(30,200)         $ 70,510           $ 57,837
                  ----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.




STIFEL FINANCIAL CORP. AND SUBSIDIARIES 32

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                  (IN THOUSANDS)                                          2003              2002               2001
----------------------------------------------------------------------------------------------------------------------
                  Cash From Operating Activities --
                    From Previous Page                                  $(30,200)         $ 70,510           $ 57,837
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS        Net payments for short-term borrowings
FROM FINANCING      from banks                                           (37,750)          (23,400)           (21,450)
ACTIVITIES        Securities loaned                                       71,902           (68,288)           (25,620)
                  Proceeds from:
                      Issuance of stock                                    2,700             2,308              1,888
                      Sale/lease back of office equipment                     --             3,951                 --
                      Issuance of debentures to Stifel Financial
                        Capital Trust I                                       --            34,500                 --
                  Payments for:
                      Purchases of stock for treasury                     (2,142)           (6,862)            (1,048)
                      Settlement of long-term debt                            --           (10,000)                --
                      Offering cost associated with issuing preferred
                        securities                                            --            (1,577)                --
                      Principal payments under capital lease obligation     (314)             (795)              (841)
                      Repayment of notes assumed in acquisition
                        of subsidiary                                         --                --             (1,232)
                      Reduction of subordinated debt                        (796)               --                 --
                      Cash dividends                                          --              (463)              (908)
                  ----------------------------------------------------------------------------------------------------
                  Cash From Financing Activities                          33,600           (70,626)           (49,211)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS        Proceeds from sale of investments                        2,683               905                100
FROM INVESTING    Payments for:
ACTIVITIES            Acquisition of office equipment and
                        leasehold improvements                            (2,383)           (3,183)            (4,513)
                      Acquisition of investments                          (5,349)              (35)            (2,488)
                  ----------------------------------------------------------------------------------------------------
                  Cash From Investing Activities                          (5,049)           (2,313)            (6,901)
                  ----------------------------------------------------------------------------------------------------
                  (Decrease) increase in cash and cash equivalents        (1,649)           (2,429)             1,725
                  Cash and cash equivalents -- beginning of year          13,885            16,314             14,589
                  ----------------------------------------------------------------------------------------------------
                  Cash and cash equivalents -- end of year              $ 12,236          $ 13,885           $ 16,314
                  ====================================================================================================
                  Supplemental disclosures of cash flow information:
                      Interest payments                                 $  5,015          $  4,418           $ 12,854
                      Income tax payments                               $  8,998          $  3,078           $  2,904
                  Schedule of Noncash Investing and Financing
                    Activities:
                      Fixed assets acquired under capital lease               --          $     16           $    355
                      Units, net of forfeitures                         $  6,840          $  4,368           $  3,341
                      Employee stock ownership shares                   $    208          $    197           $    188
                      Liabilities subordinated to claims of general
                        creditors                                       $    918          $  1,067           $  2,629

See Notes to Consolidated Financial Statements.


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

SECURITY TRANSACTIONS

Trading and investment securities owned, including those pledged, and trading securities sold, but not yet purchased, are carried at fair value, and unrealized gains and losses are included in principal transaction revenues. Interest and dividends for trading and investment account securities owned and trading securities sold, but not yet purchased, are included in principal transaction revenues.

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

SECURITIES BORROWING AND LENDING ACTIVITIES

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Stifel Nicolaus to deposit cash with the lender generally in excess of the market value of securities borrowed. With respect to securities loaned, Stifel Nicolaus receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Stifel Nicolaus monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Substantially all of these transactions are executed under master netting agreements, which give Stifel Nicolaus right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set off in the Company's statements of financial condition.

FAIR VALUE

Securities owned, including those pledged; securities sold, but not yet purchased; and readily marketable investments are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Other than those separately discussed in the Notes to Consolidated Financial Statements, the Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

INVESTMENTS

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, are included under the caption "Investments" and are carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, are based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $11,121 and $11,173 at December 31, 2003 and 2002, respectively.

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

INVESTMENT BANKING

Investment banking revenue is recorded at the time the related transaction is completed. Investment banking revenues include advisory fees; management fees; underwriting fees, net of reimbursable expenses; and sales credits earned in connection with the distribution of the underwritten securities.

ASSET MANAGEMENT AND SERVICE FEES

Asset management and service fees are recorded when earned and consist of customer account service fees, per account fees (such as IRA fees), wrap fees on managed accounts, and distribution fees from mutual funds and money market funds.

STOCK-BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations to account for its employees' participation in the Parent Company's stock plans. Based on the provisions of the plans, no compensation expense has been recognized for options issued under these plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of the Statement of Financial Accounting Standards Board ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

---------------------------------------------------------------------------------
                                              YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------
                                      2003              2002               2001
---------------------------------------------------------------------------------
Net income
    As reported                      $15,007           $2,780             $2,010
    Pro forma                        $13,899           $1,845             $1,184
---------------------------------------------------------------------------------
Basic earnings per share
    As reported                      $  2.17           $ 0.40             $ 0.28
    Pro forma                        $  2.01           $ 0.26             $ 0.17
---------------------------------------------------------------------------------
Diluted earnings per share
    As reported                      $  1.82           $ 0.34             $ 0.25
    Pro forma                        $  1.69           $ 0.23             $ 0.15
---------------------------------------------------------------------------------


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

Goodwill recognized in business combinations accounted for as purchases is no longer amortized, but is tested for impairment in accordance with provisions of the SFAS No. 142, "Goodwill and Other Intangible Assets," adopted in 2002 (see Note G). Goodwill was previously amortized over 25 years on a straight-line basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires the recognition of a liability for the fair value of an obligation undertaken in issuing a guarantee and also requires certain disclosures of such guarantees. The disclosure requirements were adopted in 2002. The recognition requirements became effective for the Company on January 1, 2003. The recognition requirements of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one of which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies must apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R must be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

The Company's wholly owned subsidiary, Stifel Financial Capital Trust I (the "Trust"), is considered an SPE. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the retroactive reclassification of the obligation from the preferred trust offering from the caption "Guaranteed preferred beneficial interest in subordinated debt securities" to "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition (see Note L). Other than the retroactive reclassification, the adoption of FIN 46R did not have an impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows. For the interim period ending March 31, 2004, the Company will adopt FIN 46R related to any remaining variable interest entities that are not SPEs, which is not expected to have an impact on the Company's consolidated financial statements.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB staff issued FASB Staff Position No. 150-3, which defers certain provisions of SFAS No. 150. The Company has adopted the effective provisions of SFAS No. 150. The adoption of these provisions did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. For the deferred provisions, the Company is currently evaluating the impact of this statement.

NOTE B -- SPECIAL RESERVE BANK ACCOUNT

At December 31, 2003, cash of $5 has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934. Stifel Nicolaus performs a weekly reserve calculation for proprietary accounts of introducing brokers. At December 31, 2003, no deposit was required.

NOTE C -- SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

The components of securities owned and securities sold, but not yet purchased at December 31, 2003 and 2002, are as follows:

-------------------------------------------------------------------------------------------------------
                                                  DECEMBER 31, 2003               DECEMBER 31, 2002
                                             --------------------------      --------------------------
                                                         SOLD, BUT NOT                   SOLD, BUT NOT
SECURITIES, AT FAIR VALUE                      OWNED     YET PURCHASED          OWNED    YET PURCHASED
-------------------------------------------------------------------------------------------------------
U.S. Government obligations                   $ 2,246           $1,047        $  1,974          $  981

State and municipal bonds                      13,707              257          16,680             354

Corporate obligations                           3,130              385           3,603             467

Corporate stocks                                5,332            4,350           6,284           2,062

-------------------------------------------------------------------------------------------------------
                                               24,415           $6,039          28,541          $3,864
                                                                ======                          ======
Less: Securities owned and pledged             (9,690)                         (23,368)
                                              -------                         --------
Total                                         $14,725                         $  5,173
                                              =======                         ========

Stifel Nicolaus pledged securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Securities owned and pledged" in the consolidated statements of financial condition.



                                     37 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE D -- SHORT-TERM FINANCING

Stifel Nicolaus' short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available ongoing credit arrangements with banks totaled $205,000 at December 31, 2003, of which $199,350 was unused. There are no compensating balance requirements under these arrangements. Stifel Nicolaus' floating rate short-term bank borrowings bore interest at weighted average rates of 1.38% and 1.74% at December 31, 2003 and 2002, respectively. Short-term borrowings of $3,650 and $26,400 were collateralized by customer-owned securities of $13,858 and $71,680 at December 31, 2003 and 2002, respectively. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The remaining short-term borrowings of $2,000 and $17,000 were collateralized by Company-owned securities valued at $9,690 and $23,368 at December 31, 2003 and 2002, respectively. The average bank borrowing was $8,003, $48,971, and $96,751 in 2003, 2002, and 2001, respectively, at effective interest rates of 1.66%, 2.25%, and 4.50%, respectively. At December 31, 2003 and 2002, Stifel Nicolaus had a stock loan balance of $116,986 and $56,076, respectively, at average rates of 1.05% and 1.29%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $119,528, $118,498, and $127,841 in 2003, 2002, and 2001, respectively, at average effective interest rates of 1.17%, 1.71%, and 3.85%, respectively. Customer securities were utilized in these arrangements.

NOTE E -- COMMITMENTS AND CONTINGENCIES

In the normal course of business, Stifel Nicolaus enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2003, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, Stifel Nicolaus had pledged cash and customer-owned securities valued at $61,924. At December 31, 2003, the amounts on deposit satisfied the minimum margin deposit requirement of $47,525.

In connection with margin deposit requirements of the National Securities Clearing Corporation, Stifel Nicolaus had pledged cash and firm-owned securities valued at $1,936 and a standby letter of credit amounting to $500. At December 31, 2003, the amounts on deposit satisfied the minimum margin deposit requirement of $1,836.

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

The Company has committed to invest $250 in a private equity partnership.

The future minimum rental and third-party vendor service commitments at December 31, 2003, with initial or remaining non-cancellable terms in excess of one year, some of which contain escalation clauses and renewal options, are as follows:

----------------------------------------------------------------------------------------
                                                                        OPERATING LEASES
                                                                          AND SERVICE
YEAR ENDING DECEMBER 31,                               CAPITAL LEASES      AGREEMENTS
----------------------------------------------------------------------------------------
2004                                                        $ 157           $11,343
2005                                                           41             9,987
2006                                                           37             7,224
2007                                                           --             5,754
2008                                                           --             5,171
Thereafter                                                     --            10,702
----------------------------------------------------------------------------------------
Minimum Commitments                                         $ 235           $50,181
    Less Interest                                             (43)          =======
                                                            -----
Net Present Value of Capital Lease Obligations              $ 192
                                                            =====

Rental expense for the years ended December 31, 2003, 2002, and 2001, approximated $10,135, $9,907, and $8,216, respectively.


STIFEL FINANCIAL CORP. AND SUBSIDIARIES 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE E -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office equipment, under capital leases, with a recorded cost of approximately $883, net of amortization of $704, and $2,257, net of amortization of $1,783, at December 31, 2003 and 2002, respectively, collateralizes the above capital lease obligations and is included in the consolidated statements of financial condition under the caption of "Office equipment and leasehold improvements."

Amortization and depreciation expense of assets under capital lease and owned furniture and equipment for 2003, 2002, and 2001 was $3,053, $3,390, and $4,077, respectively.

On February 19, 2002, the Company entered into a $4,000 sale-leaseback arrangement for certain office furniture and equipment. The lease expires in February 2005, with an option to purchase the equipment at the higher of market value or 15% of the original purchase price. The Company makes quarterly principal payments of approximately $320, included in the previous table. At the time of the sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which is being amortized ratably over the life of the lease. The transaction is being accounted for as an operating lease.

NOTE F -- NET CAPITAL REQUIREMENTS

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

At December 31, 2003, Stifel Nicolaus had net capital of $59,051, which was 22.18% of aggregate debit items and $53,727 in excess of minimum required net capital.

NOTE G -- GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company ceased amortizing goodwill. The Company tests the goodwill annually for impairment in accordance with SFAS No. 142. There were no changes in the carrying amounts of goodwill for the Company for the years ended December 31, 2003 and 2002.

As required by SFAS No. 142, the results for 2001 have not been restated. The reconciliation of reported net income and earnings per share to adjusted net income for the year ended December 31, 2001, is presented below:

-------------------------------------------------------------------------------
                                                                 YEAR ENDED
(IN THOUSANDS, EXCEPT SHARE DATA)                            DECEMBER 31, 2001
-------------------------------------------------------------------------------
Reported net income                                                $2,010
Add back:  goodwill amortization, net of tax                           73
-------------------------------------------------------------------------------
Adjusted net income                                                $2,083
                                                                   ======

BASIC EARNINGS PER SHARE:
Reported net income per share                                      $ 0.28
Add back:  goodwill amortization                                     0.01
-------------------------------------------------------------------------------
Adjusted net income per basic share                                $ 0.29
                                                                   ======

DILUTED EARNINGS PER SHARE:
Reported net income per share                                      $ 0.25
Add back:  goodwill amortization                                     0.01
-------------------------------------------------------------------------------
Adjusted net income per diluted share                              $ 0.26
                                                                   ======



                                     39 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE H -- EMPLOYEE BENEFIT PLANS

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Contributions to the PSP were based upon a company match of 50% of the employees' first one thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 250,000 shares of the Parent's common stock. The amounts charged to employee compensation and benefits for the PSP were $418, $425, and $486, for 2003, 2002, and 2001, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Parent on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $170) to total compensation. In 1997, the Company purchased 248,063 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Parent and the ESOP. At December 31, 2003, the plan held 391,115 shares, of which 154,545 shares, with a fair value of $3,014, were unallocated. The Company charged to employee compensation and benefits $209, $197, and $188 for the ESOP contributions for 2003, 2002, and 2001, respectively.

NOTE I -- STOCK-BASED COMPENSATION PLANS

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





STIFEL FINANCIAL CORP. AND SUBSIDIARIES 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE I -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

Effective with options granted in 1995 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 0.00%, 0.00%, and 1.02%; expected volatility of 25.76%, 32.6%, and 34.6%; risk-free interest rates of 3.05%, 3.82%, and 4.55%; and expected lives of 5.00 years,
5.00 years, and 5.97 years.

The summary of the status of the Company's fixed stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates is presented below:

---------------------------------------------------------------------------------------------------------------------------------
                                                     2003                          2002                          2001
                                         ----------------------------  ----------------------------  ----------------------------
                                                     WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
FIXED OPTIONS                              SHARES     EXERCISE PRICE    SHARES      EXERCISE PRICE    SHARES      EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         1,550,533        $10.56       1,368,435        $10.40       1,200,838        $10.11
---------------------------------------------------------------------------------------------------------------------------------
Granted                                    241,500         14.64         293,500         10.91         241,000         11.48
Exercised                                  (95,684)         7.30         (39,802)         7.54         (28,523)         6.93
Forfeited                                  (43,188)        10.57         (71,600)        10.69         (44,880)        10.63
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               1,653,161        $11.34       1,550,533        $10.56       1,368,435        $10.40
=================================================================================================================================
Options exercisable at year-end            897,544                       748,480                       581,957

Weighted-average fair value of
   options granted during the year           $4.15                         $3.63                         $4.30
---------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

---------------------------------------------------------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                          -----------------------------------------------------------        ------------------------------------
                                             WEIGHTED-AVERAGE
RANGE OF                     NUMBER              REMAINING           WEIGHTED-AVERAGE           NUMBER          WEIGHTED-AVERAGE
EXERCISE PRICES           OUTSTANDING        CONTRACTUAL LIFE         EXERCISE PRICE         EXERCISABLE         EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------------
$ 4.70 - $10.38              385,045               5.10                   $ 9.31               320,705               $ 9.16
 10.40 -  10.50              348,735               7.39                    10.43               132,623                10.44
 10.56 -  11.38              390,620               5.95                    11.01               272,255                10.96
 11.40 -  12.70              331,825               7.63                    11.96               105,525                12.15
 12.75 -  19.50              196,936               7.97                    16.49                66,436                14.62
---------------------------------------------------------------------------------------------------------------------------------
$ 4.70 - $19.50            1,653,161               6.63                   $11.34               897,544               $10.65
=================================================================================================================================





                                     41 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE I -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

Under the 1998 Employee Stock Purchase Plan, which was in effect through 2002, and the 2003 Employee Stock Purchase Plan (collectively the "ESPP"), the Company is authorized to issue up to 150,000 and 200,000 shares of common stock, respectively, to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees can choose each year to have a specified percentage of their compensation withheld in 1% increments not to exceed 10%. The participant may also specify a maximum dollar amount to be withheld. At the beginning of every year, each participant is granted an option to purchase up to 1,000 shares of common stock at a price equal to the lower of 85% of the beginning-of-year or end-of-year fair market value of the common stock. Approximately 33% to 36% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company granted 189,108, 149,842, and 149,675 shares to employees in 2003, 2002, and 2001, respectively.

Effective with options granted in 1995, the fair value of each employee's purchase rights is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 0.00%, 0.49%, and 1.02%; expected volatility of 23.7%, 32.6%, and 34.6%; risk-free interest rates of 1.23%, 2.00%, and 3.48%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2003, 2002, and 2001 was $1.10, $1.41, and $2.37, respectively.

RESTRICTED STOCK AWARDS

Restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. At December 31, 2003, no restricted stock awards were outstanding. The deferred cost of the restricted stock awards is amortized on a straight-line basis. The Company charged to employee compensation and benefits $5, $24, and $126 for the amortization during 2003, 2002, and 2001, respectively.

STOCK UNITS

A stock unit represents the right to receive a share of common stock from the Parent at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Parent stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. As of December 31, 2003, there were 927,881 units outstanding under this deferred compensation plan. The Company charged $1,981, $1,940, and $1,263 to employee compensation and benefits relating to units granted under this plan for 2003, 2002, and 2001, respectively.

Stifel Nicolaus has a deferred compensation plan for its investment executives ("I.E.s") who achieve certain levels of production, whereby a certain percentage of their earnings is deferred as defined by the plan, of which 50% is deferred into Parent stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by the I.E.s. I.E.s may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option.
I.E.s have no ownership in the mutual funds. Included on the consolidated Statement of Financial Condition under the caption "Investments" are $3,528 in 2003 and $2,255 in 2002 in mutual funds that were purchased by the Company to hedge its liability to the I.E.s that choose to base the performance of their return on the index mutual fund option. I.E.s may elect to defer an additional 1% of earnings into Parent stock units with a 25% matching contribution. In addition, certain I.E.s, upon joining the firm, may receive Parent stock units in lieu of transition cash payments. Deferred compensation for both plans cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of December 31, 2003, there were 1,189,253 units outstanding under this deferred compensation plan. Charges to employee compensation and benefits related to these plans were $2,243, $1,988, and $1,337 for 2003, 2002, and 2001, respectively.

Under the Equity Incentive Plan for Non-Employee Directors, the Company grants stock units to non-employee directors that elect to defer their director compensation. Participants may elect to defer their compensation with a 25% matching contribution by the Company. These units are 100% vested and are distributable after five full calendar years. Directors' fees are expensed on the grant date. As of December 31, 2003, there were 27,655 units outstanding under this plan. The Company charged $156, $121, and $128 to directors' fees relating to units granted under this plan for 2003, 2002, and 2001, respectively.




STIFEL FINANCIAL CORP. AND SUBSIDIARIES 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE J -- LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits and arbitrations, which arose from its usual business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, management, based on its understanding of the facts, its consultation with outside counsel, and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition and results of operations. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

On November 3, 2003, the Company announced the favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in October 2002, against Stifel Nicolaus. The claims arose in connection with the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office. The arbitration award was vacated in part and affirmed in part by a U.S. District Court judgment entered in August 2003. The District Court's judgment was on appeal to the U.S. Court of Appeals for the Sixth Circuit. The settlement resolves the arbitration award, the District Court's judgment, and the appeal of that judgment. The settlement resulted in a reversal of the original charge of approximately $1.2 million after tax, or $0.15 per diluted share, to the 2003 third quarter earnings.

NOTE K -- OFF-BALANCE SHEET CREDIT RISK

As a carrying broker-dealer, Stifel Nicolaus clears and executes transactions for two introducing broker-dealers. Pursuant to the clearing agreements, the introducing broker-dealers guarantee the performance of their customers to Stifel Nicolaus. To the extent the introducing broker-dealers are unable to satisfy their obligations under the terms of the respective clearing agreements, Stifel Nicolaus would be secondarily liable. However, the potential requirement for Stifel Nicolaus to fulfill these obligations under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

In the normal course of business, Stifel Nicolaus executes, settles, and finances customer and proprietary securities transactions. These activities expose Stifel Nicolaus to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions are recorded on settlement date, generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, Stifel Nicolaus may be required to purchase or sell securities at unfavorable market prices.

Stifel Nicolaus borrows and lends securities to finance transactions and facilitate the settlement process, utilizing customer margin securities held as collateral. Stifel Nicolaus monitors the adequacy of collateral levels on a daily basis. Stifel Nicolaus periodically borrows from banks on a collateralized basis utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, Stifel Nicolaus is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. Stifel Nicolaus controls its exposure to credit risk by continually monitoring its counterparties' positions, and, where deemed necessary, Stifel Nicolaus may require a deposit of additional collateral and/or a reduction or diversification of positions. Stifel Nicolaus sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. Stifel Nicolaus is exposed to risk of loss if securities prices increase prior to closing the transactions. Stifel Nicolaus controls its exposure to price risk for short sales through daily review and setting position and trading limits.

Stifel Nicolaus manages its risks associated with the aforementioned transactions through position and credit limits, and the continuous monitoring of collateral. Additional collateral is required from customers and other counterparties when appropriate.




                                     43 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE K -- OFF-BALANCE SHEET CREDIT RISK (CONTINUED)

At December 31, 2003, securities, primarily from customer margin and securities borrowing transactions, of approximately $362,000 were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for bank loans ($28,168), stock loans ($107,153), OCC margin requirements ($61,924), and customer short sales ($10,591).

CONCENTRATIONS OF CREDIT RISK

The Company maintains margin and cash security accounts for its customers located throughout the United States. The majority of the Company's customer receivables are serviced by branch locations in Missouri and Illinois.

NOTE L -- DEBENTURE TO STIFEL FINANCIAL CAPITAL TRUST I

On April 25, 2002, Stifel Financial Capital Trust I (the "Trust"), a Delaware Trust and wholly owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities ("trust preferred securities") for $34.5 million (net proceeds of approximately $32.9 million after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture (the "debenture") purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities. The trust preferred securities may be redeemed by the Company, and in turn, the Trust would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly. At December 31, 2003, the fair value of the trust preferred securities was $38,502, which also equals the fair value of the debenture, as it has the same terms as the trust preferred securities. The Company has also provided a guarantee to the Trust to pay all non-interest expenses of the Trust until the Trust is liquidated.

As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the trust preferred securities are now presented as "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition.

NOTE M -- LONG-TERM DEBT

On April 30, 2002, the Company extinguished the $10.0 million principal amount, as allowed by the agreement, of long-term debt to Western and Southern Life Insurance Company, a significant shareholder, due June 30, 2004, bearing interest of 8.0% per annum.

NOTE N -- LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Stifel Nicolaus has a deferred compensation plan available to I.E.s who achieve a certain level of production, whereby a certain percentage of their earnings is deferred as defined by the plan, a portion of which is deferred in Parent stock units and the balance into optional investment choices. Stifel Nicolaus obtained approval from the New York Stock Exchange to subordinate the liability for future payments to I.E.s for that portion of compensation not deferred in Parent stock units. Beginning with deferrals made in plan year 1997, Stifel Nicolaus issued cash subordination agreements to participants in the plan pursuant to provisions of Appendix D of Securities and Exchange Act Rule 15c3-1 and included in its computation of net capital the following:

----------------------------------------------------------------------------
                                       DISTRIBUTION
PLAN YEAR                               JANUARY 31,                  AMOUNT
----------------------------------------------------------------------------
1998                                       2004                      $  698
1999                                       2005                         634
2000                                       2006                         779
2001                                       2007                         720
2002                                       2008                         914
----------------------------------------------------------------------------
                                                                     $3,745
                                                                     ======

At December 31, 2003, the fair value of the liabilities subordinated to claims of general creditors using interest rates commensurate with borrowings of similar terms was $3,115.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE O -- INVESTMENTS IN QUALIFIED MISSOURI BUSINESSES

The Company formed two Limited Liability Corporations, referred to collectively as "the LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's consolidated statement of financial condition under the caption "Other." Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. These securities, carried at accreted cost of $17,125 and $16,129 at December 31, 2003 and 2002, respectively, are held to maturity and are included under the caption "Investments." The fair value of the securities is $19,624 and $19,041 at December 31, 2003 and 2002, respectively. The remaining proceeds were invested in qualified Missouri businesses.

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These investments are not readily marketable and are valued at fair value. These securities, valued at approximately $2,662 and $2,670 at December 31, 2003 and 2002, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

NOTE P -- PREFERRED STOCK PURCHASE RIGHTS

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

NOTE Q -- INCOME TAXES

The Company's provision (benefit) for income taxes consists of:

---------------------------------------------------------------------
                                     YEARS ENDED DECEMBER 31,
                          -------------------------------------------
                            2003             2002              2001
---------------------------------------------------------------------
CURRENT:
    Federal               $ 7,827           $1,548           $ 2,734
    State                   1,799              356               628
---------------------------------------------------------------------
                            9,626            1,904             3,362

DEFERRED:
    Federal                   347               89            (1,614)
    State                      80               21              (371)
---------------------------------------------------------------------
                              427              110            (1,985)
---------------------------------------------------------------------
                          $10,053           $2,014           $ 1,377
=====================================================================



                                     45 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE Q -- INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

-------------------------------------------------------------------------------------
                                                    YEARS ENDED DECEMBER 31,
                                            -----------------------------------------
                                              2003            2002             2001
-------------------------------------------------------------------------------------

Federal tax computed at statutory rates     $ 8,772          $1,630           $1,152
State income taxes, net of federal
    income tax benefit                        1,237             264              170
Other, net                                       44             120               55
-------------------------------------------------------------------------------------
Provision for income taxes                  $10,053          $2,014           $1,377
=====================================================================================

The net deferred tax asset consists of the following temporary differences:

----------------------------------------------------------------------------------------------
                                                       DECEMBER 31, 2003    DECEMBER 31, 2002
----------------------------------------------------------------------------------------------
DEFERRED TAX      Accruals not currently deductible               $1,846               $3,094
ASSET             Deferred compensation                            1,159                  993
                  Acquired net operating loss                        830                  935
                  Deferred revenue                                    --                  308
                  Office equipment and leasehold improvements,
                    principally book over tax depreciation           585                  172
                  Investment valuation                               739                  378
                  Reserve for bad debt                               574                  319
                  ----------------------------------------------------------------------------
                              Deferred Tax Asset                   5,733                6,199
                  ----------------------------------------------------------------------------
DEFERRED TAX      Customer and employee receivable                   (30)                 (61)
LIABILITY         Intangible assets, principally tax over book
                    amortization                                    (178)                (186)
                  ----------------------------------------------------------------------------
                              Deferred Tax Liability                (208)                (247)
                  ----------------------------------------------------------------------------
                      Net Deferred Tax Asset                      $5,525               $5,952
                  ============================================================================

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




STIFEL FINANCIAL CORP. AND SUBSIDIARIES 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE R -- RELATED PARTY TRANSACTIONS

In 2003, two directors of the Parent were associated with firms that provided legal and other services to the Company. The Company charged approximately $171 (primarily for legal fees) to operations for these services. In 2002 and 2001, four directors of the Parent were associated with firms that provide legal and other services to the Company. The Company charged approximately $40 and $723 (primarily for legal fees) to operations for these services for 2002 and 2001, respectively.

NOTE S -- SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

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

Information concerning operations in these segments of business is as follows:

----------------------------------------------------------------------------------------
                                                    YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------
                                           2003               2002               2001
----------------------------------------------------------------------------------------
NET REVENUES
   Private Client Group                  $163,095           $136,348           $129,247
   Equity Capital Markets                  35,533             32,010             24,874
   Fixed Income Capital Markets            15,384             16,749             18,091
   Other                                    2,500              2,687              5,056
----------------------------------------------------------------------------------------
Total Net Revenues                       $216,512           $187,794           $177,268
========================================================================================
OPERATING CONTRIBUTIONS
   Private Client Group                  $ 35,583           $ 17,046           $ 19,163
   Equity Capital Markets                  10,788              8,469              4,143
   Fixed Income Capital Markets             2,750              3,530              4,449
   Other/Unallocated Overhead             (24,061)           (24,251)           (24,368)
----------------------------------------------------------------------------------------
Pre-Tax Income                           $ 25,060           $  4,794           $  3,387
========================================================================================



                                     47 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE T -- EARNINGS PER SHARE

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share.

---------------------------------------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
                                            2003                            2002                            2001
                              -------------------------------- -------------------------------- ---------------------------------
                                                         PER                              PER                               PER
                                 INCOME       SHARES    SHARE    INCOME        SHARES    SHARE    INCOME        SHARES     SHARE
NET INCOME                    (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR) (DENOMINATOR)  AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
  Income available to
  shareholders                  $15,007     6,924,644   $2.17    $2,780      7,033,193   $0.40    $2,010      7,161,698    $0.28
Effect of Dilutive Securities
  Employee benefits plans            --     1,303,851      --        --      1,135,996      --        --        828,423       --
Diluted Earnings Per Share
  Income available to common
  stockholders and assumed
  conversions                   $15,007     8,228,495   $1.82    $2,780      8,169,189   $0.34    $2,010      7,990,121    $0.25
---------------------------------------------------------------------------------------------------------------------------------

NOTE U -- SHARE REPURCHASES

On May 9, 2002, the Company's board of directors authorized the repurchase of up to 750,000 additional shares on top of an existing authorization of 600,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes.

The Board of Directors of the Company authorized a tender offer to purchase up to 850,000 shares of Stifel Financial Corp., or approximately 12% of its outstanding common stock (including associated preferred stock purchase rights), at a price of $13.25 per share. The tender offer commenced on September 5, 2003, and expired on October 10, 2003. On September 4, 2003, the last trading day prior to the commencement of the offer, the closing price per share reported on the New York Stock Exchange was $12.54. Based on the final count by the depositary for the tender offer, the Company purchased 87,471 shares, representing approximately 1.2% of outstanding shares, at a purchase price of $13.25 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $1,200.

Exclusive of the tender offer, the Company repurchased 80,263, 570,124 and 95,930 shares for the years ending December 31, 2003, 2002, and 2001, respectively, using existing board authorizations, at average prices of $12.26, $12.05, and $10.85 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 291,317, 195,858, and 35,847 shares for the year ending December 31, 2003, 2002, and 2001, respectively, for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 759,502 shares.

                                 * * * * * *



STIFEL FINANCIAL CORP. AND SUBSIDIARIES 48

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note G to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

March 12, 2004
St. Louis, Missouri




                                     49 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

QUARTERLY RESULTS

-------------------------------------------------------------------------------------------------------------------
QUARTERLY OPERATING RESULTS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                                                                BASIC      DILUTED
                                                                      EARNINGS        NET    EARNINGS     EARNINGS
                                                          NET    (LOSS) BEFORE     INCOME      (LOSS)       (LOSS)
(in thousands, except per share amounts)  REVENUE    REVENUES     INCOME TAXES     (LOSS)   PER SHARE    PER SHARE
-------------------------------------------------------------------------------------------------------------------
YEAR 2003 BY QUARTER
-------------------------------------------------------------------------------------------------------------------
First                                     $44,096     $42,733          $ 1,205    $   722       $ .10        $ .09
Second                                     53,546      52,252            4,188      2,498         .36          .31
Third (1)                                  61,184      59,925            8,569      5,124         .74          .62
Fourth                                     62,794      61,602           11,098      6,663         .96          .78
-------------------------------------------------------------------------------------------------------------------
YEAR 2002 BY QUARTER
-------------------------------------------------------------------------------------------------------------------
First                                     $49,087     $47,803          $ 2,847    $ 1,701       $ .24        $ .21
Second                                     51,352      49,548            3,418      2,045         .29          .25
Third (2)                                  46,801      45,000           (4,296)    (2,624)       (.38)        (.38)
Fourth                                     46,873      45,443            2,825      1,658         .24          .21
-------------------------------------------------------------------------------------------------------------------

(1) Third quarter results include a reversal of approximately $1.2 million, net of tax, due to a favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in the third quarter of 2002 in connection with the activities of a former Stifel Nicolaus broker.

(2) The Company charged approximately $3.5 million, net of tax, due primarily to an arbitration award and other matters in the third quarter of 2002. The arbitration award arose from the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The management of the Company, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective.

Further, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.




STIFEL FINANCIAL CORP. AND SUBSIDIARIES 50

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is contained in "Executive Compensation," included in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2004 Annual Meeting of
Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Independent Auditors," included in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.





                                     51 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements are listed in Item 8 and made part hereof.

   (2)   Consolidated Financial Statement Schedules:

                                                                       Page
                                                                       ----
         Independent Auditors' Report...................................55

         Schedule II - Valuation and Qualifying Accounts................56

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (3)   Exhibits: See Exhibit Index on pages 57 and 58 hereof.

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K dated November 3, 2003. This Form 8-K contained information under Item 9. Regulation FD Disclosure. The Company announced the favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in October 2002 against its subsidiary, Stifel, Nicolaus & Company, Incorporated. The settlement resolves the arbitration award, the District Court's judgment, and the appeal of that judgment. The settlement resulted in the addition of approximately $1.2 million after tax.

         The Company filed a report on Form 8-K dated November 14, 2003. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three and nine months ended September 30, 2003.





STIFEL FINANCIAL CORP. AND SUBSIDIARIES 52

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 15th day of March 2004.

                                   STIFEL FINANCIAL CORP.
                                        (Registrant)





                                   By  /s/ Ronald J. Kruszewski
                                       ------------------------
                                       Ronald J. Kruszewski
                                       Chairman of the Board, President,
                                       Chief Executive Officer, and Director





                                     53 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 15, 2004, in the capacities indicated.

         /s/      Ronald J. Kruszewski  ......................Chairman of the Board, President,
                  --------------------                        Chief Executive Officer, and Director
                  Ronald J. Kruszewski                        (Principal Executive Officer)

         /s/      James M. Zemlyak  ..........................Senior Vice President, Chief Financial
                  ----------------                            Officer, Treasurer, and Director
                  James M. Zemlyak                            (Principal Financial and Accounting Officer)

         /s/      Robert J. Baer .............................Director
                  --------------
                  Robert J. Baer

         /s/      Bruce A. Beda ..............................Director
                  -------------
                  Bruce A. Beda

         /s/      Charles A. Dill  ...........................Director
                  ---------------
                  Charles A. Dill

         /s/      John P. Dubinsky  ..........................Director
                  ----------------
                  John P. Dubinsky

         /s/      Richard F. Ford ............................Director
                  ---------------
                  Richard F. Ford

         /s/      Frederick O. Hanser ........................Director
                  -------------------
                  Frederick O. Hanser

         /s/      Walter F. Imhoff ...........................Director
                  ----------------
                  Walter F. Imhoff

         /s/      Robert E. Lefton ...........................Director
                  ----------------
                  Robert E. Lefton

         /s/      Scott B. McCuaig ...........................Director
                  ----------------
                  Scott B. McCuaig

         /s/      James M. Oates .............................Director
                  --------------
                  James M. Oates




STIFEL FINANCIAL CORP. AND SUBSIDIARIES 54

Independent Auditors' Report


To the Board of Directors and Stockholders of Stifel Financial Corp.
St. Louis, Missouri


We have audited the consolidated financial statements of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 12, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of a new accounting principle); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Stifel Financial Corp. and Subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 12, 2004
St. Louis, Missouri





                                     55 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------------------------------
                                                           BALANCE AT          ADDITIONS                               BALANCE
                                                           BEGINNING        CHARGED TO COSTS                           AT END
DESCRIPTION                                                OF PERIOD          AND EXPENSES         DEDUCTIONS         OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003
    Deducted from asset account:
        Allowances for doubtful accounts                    $143,518           $   82,497           $144,347(1)      $   81,668
    Deducted from asset account:
        Allowances for doubtful notes receivables            677,338            1,233,174            513,546(1)       1,396,966
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
    Deducted from asset account:
        Allowances for doubtful accounts                     228,815                    0             85,297(1)         143,518
    Deducted from asset account:
        Allowances for doubtful notes receivables            526,450              581,225            430,337(1)         677,338
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
    Deducted from asset account:
        Allowances for doubtful accounts                     104,435              408,220            283,840(2)         228,815
    Deducted from asset account:
        Allowances for doubtful notes receivables            331,064              448,713            253,327(1)         526,450
--------------------------------------------------------------------------------------------------------------------------------

(1) Uncollected notes written off and recoveries
(2) Recovery of account




STIFEL FINANCIAL CORP. AND SUBSIDIARIES 56

                                EXHIBIT INDEX

                   STIFEL FINANCIAL CORP. AND SUBSIDIARIES
                         ANNUAL REPORT ON FORM 10-K
                        YEAR ENDED DECEMBER 31, 2003

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

 10.   (a)    Form of Indemnification Agreement with directors dated as
              of June 30, 1987, incorporated herein by reference to Exhibit
              10.2 to Financial's Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

       (b) 1983 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 4.(a) to Financial's
              Registration Statement on Form S-8 (Registration File No. 2-94326) filed November 14, 1984.*

       (c) 1985 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 28C to Financial's Registration Statement on Form S-8, as amended (Registration File No. 33-10030) filed November 7, 1986.*

       (d) 1987 Non-qualified Stock Option Plan of Financial, incorporated herein by reference to Exhibit 10.(h) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 31, 1987.*

       (e) Amendment to 1983 Incentive Stock Option Plan, 1985 Incentive Stock Option Plan, and 1987 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.(f) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 28, 1989.*

       (f) Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

       (g) Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999.*

       (h) 1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1997.*

       (i)(1) Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*

       (i)(2) Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998.*

       (j) Amendment of Loan Agreement with Western & Southern Life Insurance Company dated February 24, 1999, incorporated herein by reference to Exhibit 10.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended June 30, 2001.

       (k) 1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Annex B of Financial's Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999.*

       (l) Equity Incentive Plan for Non-Employee Directors of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000.*

       (m) Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001.*


                                     57 STIFEL FINANCIAL CORP. AND SUBSIDIARIES

       (m)(1) Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003.*

       (n) Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001.*

       (o) Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002.*

       (o)(1) Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003.

       (p) Promissory Note dated August 1, 1999, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002.*

       (q) Promissory Note dated March 5, 2002, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002.*

       (r) Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002.*

       (s) Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998, incorporated herein by reference to Exhibit 10.(t) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002.*

       (t) Amended and Restated Promissory Note dated December 21, 1998, from Ronald J. Kruszewski payable to Financial, incorporated herein by reference to Exhibit 10.(u) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002.*

       (u) Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

       (v) Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

       (w) Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated dated June 11, 2001, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

       (x) Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002.*

 21.   List of Subsidiaries of Financial, filed herewith.

 23.   Consent of Independent Auditors, filed herewith.

 31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.   Certification pursuant to U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. This exhibit is furnished to the SEC.

* Management contract or compensatory plan or arrangement.



STIFEL FINANCIAL CORP. AND SUBSIDIARIES 58