Form 10-Q
period 2004-03-31
STIFEL FINANCIAL CORP
filed 2004-05-10
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of common stock outstanding at May 3, 2004: 7,505,243, par value $0.15.

Stifel Financial Corp.
Form 10-Q Index
March 31, 2004

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- March 31, 2004 (Unaudited) and December 31, 2003 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three Months Ended March 31, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended March 31, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6 - 9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 17
Item 3. Quantitative and Qualitative Disclosure about Market Risk	18
Item 4. Evaluation of Disclosure Controls and Procedures	18

PART II. OTHER INFORMATION

EXHIBITS

Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	23
Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	24
Exhibit 32 - Certification pursuant to 18 U.S.C. section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 29,886	$ 12,236
Cash segregated for the exclusive benefit of customers	6	5
Receivables from brokers and dealers:
Securities failed to deliver	3,209	1,782
Deposits paid for securities borrowed	15,673	22,983
Clearing organizations	6,093	10,213
	24,975	34,978
Receivables from customers, net of allowance for doubtful
receivables of $289 and $82, respectively	264,709	255,499
Securities owned, at fair value	20,572	14,725
Securities owned and pledged, at fair value	7,036	9,690
Investments	33,247	33,427
Membership in exchanges	319	328
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $21,289 and $20,694, respectively	6,625	6,606
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of
allowance for doubtful receivables from former employees of $850 and $1,397, respectively	15,242	15,902
Deferred tax asset	5,627	5,525
Other assets	18,571	19,788
Total Assets	$430,125	$412,019
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ - -	$ 5,650
Payables to brokers and dealers:
Securities failed to receive	7,289	1,688
Deposits received from securities loaned	126,113	116,986
Clearing organizations	3,793	6,043
	137,195	124,717
Payables to customers	45,326	44,103
Securities sold, but not yet purchased, at fair value	17,623	6,039
Drafts payable	14,626	20,596
Accrued employee compensation	16,952	26,034
Obligations under capital leases	139	192
Accounts payable and accrued expenses	21,530	21,800
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Other	24,598	24,598
	312,489	308,229
Liabilities subordinated to claims of general creditors	3,047	3,745
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,151	1,151
Additional paid-in capital	59,281	56,940
Retained earnings	58,043	51,168
	118,475	109,259
Less:
Treasury stock, at cost, 155,222 and 608,640 shares, respectively	1,958	7,235
Unearned employee stock ownership plan shares, at cost, 150,479 and 154,545 shares, respectively	1,928	1,979
Total Stockholders' Equity	114,589	100,045
Total Liabilities and Stockholders' Equity	$430,125	$412,019

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

Three Months Ended March 31,

	2004	2003
REVENUES
Commissions	$ 27,034	$ 16,235
Investment banking	16,986	8,587
Principal transactions	12,243	9,816
Asset management and service fees	8,630	6,242
Interest	2,998	3,165
Other	644	51
Total revenues	68,535	44,096
Less: Interest expense	1,085	1,363
Net revenues	67,450	42,733

NON-INTEREST EXPENSES
Employee compensation and benefits	45,124	29,689
Occupancy and equipment rental	4,973	4,767
Communications and office supplies	2,547	2,757
Commissions and floor brokerage	804	689
Other operating expenses	4,202	3,626
Total non-interest expenses	57,650	41,528
Income before income taxes	9,800	1,205
Provision for income taxes	2,926	483
Net income	$ 6,874	$ 722

Earnings per share:
Basic	$ 0.95	$ 0.10
Diluted	$ 0.76	$ 0.09
Average common equivalent shares outstanding:
Basic	7,209	6,904
Diluted	9,016	7,953

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 6,874	$ 722
Noncash and nonoperating items included in earnings:
Depreciation and amortization	697	861
Amortization of notes receivable	1,570	1,307
(Gain) losses on investments	(52)	289
Deferred items	129	138
Amortization of stock units and stock benefits	1,973	864
	11,191	4,181
Decrease (increase) in assets:
Operating receivables	793	13,938
Cash segregated for the exclusive benefit of customers	(1)	- -
Securities owned, including those pledged	(3,193)	3,318
Notes receivable from officers and employees	(910)	(151)
Other assets	1,191	(4,184)
Increase (decrease) in liabilities:
Operating payables	3,847	(62,426)
Securities sold, but not yet purchased	11,584	6,415
Drafts payable, accrued employee compensation, and accounts payable and
accrued expenses	(14,640)	(19,905)
Cash Flows From Operating Activities	9,862	(58,814)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	614	3
Payments for:
Acquisition of office equipment and leasehold improvements	(681)	(940)
Acquisition of investments	(384)	- -
Cash Flows From Investing Activities	(451)	(937)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(5,650)	(9,100)
Proceeds from:
Reissuance of treasury stock	5,357	1,517
Securities loaned	9,854	85,013
Payments for:
Purchase of stock for treasury	(571)	(199)
Reduction of subordinated debt	(698)	(711)
Principal payments under capital lease obligation	(53)	(107)
Cash Flows From Financing Activities	8,239	76,413
Increase in cash and cash equivalents	17,650	16,662
Cash and cash equivalents - beginning of period	12,236	13,885
Cash and Cash Equivalents - end of period	$ 29,886	$ 30,547
Supplemental disclosure of cash flow information:
Income tax payments	$ 4,354	$ 897
Interest payments	$ 1,103	$ 1,315
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 52	$ 45
Stock units, net of forfeitures	$ 3,230	$ 3,065

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

(in thousands, except per share amounts)	Three Months Ended March 31,
	2004	2003
Net Income:
As reported	$ 6,874	$ 722
Stock-based employee compensation expense
determined under a fair value method for all awards, net of income taxes (1)	(141)	(273)
Pro forma Net Income	$ 6,733	$ 449
Basic earnings per share:
As reported	$0.95	$0.10
Pro forma	$0.93	$0.06
Diluted earnings per share:
As reported	$0.76	$0.09
Pro forma	$0.75	$0.06

(1) The Company amended its Employee Stock Purchase Plan ("ESPP") in 2004 and under the provisions of FASB Statement 123, the amended plan is considered non-compensatory. The 2003 ESPP was considered compensatory and a pro-forma adjustment of $118 was included above.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one of which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies were required to apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R also was required to be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

The Company's wholly owned subsidiary, Stifel Financial Capital Trust I (the "Trust"), is considered an SPE. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the retroactive reclassification of the obligation from the preferred trust offering from the caption "Guaranteed preferred beneficial interest in subordinated debt securities" to "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition. Other than the retroactive reclassification, the adoption of FIN 46R, as it relates to the trust, did not have an impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows. At March 31, 2004, the Company adopted FIN 46R for its remaining variable interest entities that are not SPEs. This adoption did not have an impact on the Company's consolidated interim financial statements.

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

At March 31, 2004, SN & Co. had net capital of $62,131,006, which was 24.53% of its aggregate debit items, and $57,064,857 in excess of the minimum required net capital.

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

Information concerning operations in these segments of business is as follows (in thousands):

(in thousands)	Three Months Ended March 31,

Net Revenues	2004	2003
Private Client Group	$ 52,313	$ 33,102
Equity Capital Markets	10,854	5,613
Fixed Income Capital Markets	3,883	3,844
Other	400	174
Total Net Revenues	$ 67,450	$ 42,733
Operating Contribution
Private Client Group	$ 14,360	$ 4,202
Equity Capital Markets	3,567	623
Fixed Income Capital Markets	353	973
Other/ Unallocated Overhead	(8,480)	(4,593)
Pre-Tax Income	$ 9,800	$ 1,205

NOTE E - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three months ended March 31, are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Income Available to Common Stockholders
Net Income	$ 6,874	$ 722
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	7,209	6,904
Effect of dilutive securities from employee benefit plans	1,807	1,049
Diluted Weighted Average Shares Outstanding	9,016	7,953
Basic Earnings per share	$ 0.95	$ 0.10
Diluted Earnings per share	$ 0.76	$ 0.09

NOTE F - INCOME TAXES

The effective tax rate for the first three months of 2004 was 30%, compared with 40% in the first three months of 2003. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax issue covering a number of years. Excluding the $1.0 million tax benefit, the Company's 2004 estimated effective tax rate is 40%.

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

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In addition, see Note A of Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a more comprehensive listing of significant accounting policies.

In addition to those estimates referred to above, the Company's employee compensation and benefit expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company's employee compensation and benefits expense represents discretionary bonuses, generally determined and paid at year-end. The Company estimates the interim periods discretionary bonus expense based upon individual departmental profitability and total Company pre-tax profits and accrues accordingly.

Business Environment

The resurgence of the equity markets over the last 10 months of 2003 continued into the first quarter of 2004. Investor's confidence returned on news of improving economic conditions, a more stable situation in Iraq, and the maintenance of the federal funds interest rates. The three key indices of the market's performance, the Dow Jones Industrial Average, the Standard & Poor's 500 Index, and the NASDAQ composite were up 30%, 33%, and 49% over their March 31, 2003 closes, respectively.

While continued economic growth and strong corporate earnings portend a positive environment for the securities industry for the remainder of 2004, the markets remain susceptible to volatility and uncertainty resulting from increased political uncertainty surrounding a much closer presidential race than expected, continued threats of terrorist attacks abroad, an increase in interest rates, and the unsettled Middle East situation.

	March-04			March-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues
Commission and principal transactions	$ 39,277	58.2%	51%	$ 26,051	61.0%
Investment banking	16,986	25.2%	98%	8,587	20.1%
Asset management and service fees	8,630	12.8%	38%	6,242	14.6%
Interest income	2,998	4.4%	-5%	3,165	7.4%
Other income	644	1.0%	1163%	51	0.1%
Total Revenues	68,535	101.6%	55%	44,096	103.2%
Less: Interest expense	1,085	1.6%	-20%	1,363	3.2%
Net Revenues	67,450	100.0%	58%	42,733	100.0%
Non-interest expenses:
Employee compensation and benefits	45,124	66.9%	52%	29,689	69.5%
Occupancy and equipment rental	4,973	7.4%	4%	4,767	11.2%
Communications and office supplies	2,547	3.8%	-8%	2,757	6.5%
Commission and floor brokerage	804	1.2%	17%	689	1.6%
Other operating expenses	4,202	6.2%	16%	3,626	8.5%
Total Non-interest expenses	57,650	85.5%	39%	41,528	97.2%
Pre-Tax Income	9,800	14.5%	713%	1,205	2.8%
Provision for Income Taxes	2,926	4.3%	506%	483	1.1%
Net Income	$ 6,874	10.2%	852%	$ 722	1.7%

Results of Operations - Total Company

For the first quarter of 2004, the Company recorded record net income of $6.9 million, or $0.76 per diluted share on record net revenues of $67.5 million compared to net income of $722,000, or $0.09 per diluted share, on net revenues of $42.7 million for the comparable quarter of 2003. Net income for the three-month period ended March 31, 2004 included a $1.0 million tax benefit, or $0.11 per diluted share, resulting from the settlement of a state tax matter covering a number of tax years.

The Company's results correlated to the resurging equity markets. Revenues from commissions and principal transactions increased 51% to $39.3 million from the prior year resulting from a strong equities market for both the Private Client and Equity Capital Markets segments.

Investment banking revenues increased 98% to $17.0 million, resulting principally from an increase in lead and co-managed equity debt, closed-end funds, or trust preferred offerings.

Asset management and service fees increased 38% to $8.6 million as a result of increased wrap fees and increased fees for account handling and processing.

Total non-interest expenses increased 39% to $57.7 million. Although variable expenses, primarily employee compensation and benefits increased as expected, pre-tax income increased by a greater percentage than revenues, demonstrating the leverage within the Company.

Segments Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market-making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

The Company defines operating contribution as net revenues (total revenues less interest expense) less non-interest expenses of the segment.

Results of Operations for Private Client Group

The following table present consolidated information for the Private Client Group segment for the respective periods.

	March-04			March-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues
Commission and principal transactions	$ 36,531	69.8%	59%	$ 22,983	69.4%
Investment banking	5,334	10.2%	121%	2,416	7.3%
Asset Management and Service Fees	8,631	16.5%	39%	6,219	18.8%
Interest Income	2,431	4.6%	-5%	2,560	7.7%
Other Income	39	0.1%	n/a	-	0.0%
Total Revenues	52,966	101.2%	55%	34,178	103.3%
Less: Interest Expense	653	1.2%	-39%	1,076	3.3%
Net Revenues	52,313	100.0%	58%	33,102	100.0%
Non-interest expenses:
Employee compensation and benefits	31,125	59.5%	49%	20,291	63.3%
Occupancy and equipment rental	2,924	5.6%	5%	2,781	8.4%
Communications and office supplies	1,480	2.8%	-10%	1,647	5.0%
Commission and floor brokerage	576	1.1%	20%	480	1.5%
Other operating expenses	1,848	3.5%	-39%	3,041	9.2%
Total Non-interest expenses	37,953	72.5%	31%	28,900	87.3%
Pre-Tax Income	14,360	27.5%	242%	4,202	12.7%

The Private Client Group net revenues increased 58% to $52.3 million principally due to increased commissions and principal transactions as a result of improved market conditions for equity based products. In addition, commissions from investment banking increased due to the increased number of lead or co-managed transactions. (See Equity Capital Markets)

Asset management and service fees increased, principally due to increased wrap fees, which are billed based upon the value of assets maintained in the account which increased due to improved market conditions in conjunction with an increase in the number of managed accounts.

<
Assets Under Management	March 31, 2004	March 31, 2003
Value	$ 1,171,716,000	$ 746,737,000
Number of accounts	6,816	5,898

Interest revenues and interest expense for the Private Client Group declined as a result of decreased borrowings by customers along with decreased rates charged on those borrowings. Interest expense declined at a greater rate resulting from increased utilization of stock loan to finance customer borrowings, which bears a lower interest rate.

Non-interest expenses, principally employee compensation and benefits increased in conjunction with increased revenue production. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $2.3 million and $2.1 million from 2004 and 2003, respectively, compensation as a percentage of net revenues was 55.2% and 56.8% respectively.

Other operating expenses decreased $1.2 million principally resulting from a decrease in settlement payments for litigation and a decrease in the provision for doubtful collection of notes from former employees.

As a result of the 58% increase in net revenues and the leverage in increased production, operating contribution for the Private Client Group increased 242% to $14.4 million.

Results of Operations for Equity Capital Markets

The following table present consolidated information for the Equity Capital Markets segment for the respective periods.

	March-04			March-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues
Commission and principal transactions	$ 2,535	23.4%	24%	$ 2,038	36.3%
Investment banking	8,122	74.8%	137%	3,422	61.0%
Other Income	244	2.2%	2%	240	4.3%
Total Revenues	10,901	100.4%	91%	5,700	101.5%
Less: Interest Expense	47	0.4%	-46%	87	1.5%
Net Revenues	10,854	100.0%	93%	5,613	100.0%
Non-interest expenses:
Employee compensation and benefits	5,922	54.6%	67%	3,552	63.3%
Occupancy and equipment rental	256	2.6%	3%	248	4.4%
Communications and office supplies	371	3.4%	-17%	446	7.9%
Commission and floor brokerage	205	1.9%	11%	184	3.3%
Other operating expenses	533	4.9%	-5%	560	10.0%
Total Non-interest expenses	7,287	67.1%	46%	4,990	88.9%
Pre-Tax Income	3,567	32.9%	473%	623	11.1%

Net revenues increased 93% principally due to increased underwriting activity resulting from an increase in lead and co-managed offerings. During the 2004 first quarter the Equity Capital Markets group lead or co-managed 22 equity, debt, closed end funds or trust preferred offerings compared to 7 in the 2003 first quarter. Employee compensation and benefits increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues decreased to 59% as a result of increased productivity. Other operating expenses remained relatively unchanged. As a result, operating contribution increased 473% to $3.6 million.

Results of Operations for Fixed Income Capital Markets

The following table present consolidated information for the Fixed Income Capital Markets segment for the respective periods.

	March-04			March-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues
Commission and principal transactions	$ 1,901	49.0%	-3%	$ 1,970	51.2%
Investment banking	2,000	51.5%	7%	1,875	48.8%
Interest Income	186	4.8%	-10%	206	5.4%
Other Income	7	0.2%	-13%	8	0.2%
Total Revenues	4,094	105.4%	1%	4,059	105.6%
Less: Interest Expense	211	5.4%	-2%	215	5.6%
Net Revenues	3,883	100.0%	1%	3,844	100.0%
Non-interest expenses:
Employee compensation and benefits	2,795	72.0%	32%	2,123	55.2%
Occupancy and equipment rental	165	4.2%	3%	160	4.2%
Communications and office supplies	190	4.9%	-17%	230	6.0%
Commission and floor brokerage	23	0.6%	-8%	25	0.7%
Other operating expenses	357	9.2%	7%	333	8.7%
Total Non-interest expenses	3,530	90.9%	23%	2,871	74.7%
Pre-Tax Income	353	9.1%	-64%	973	25.3%

Net revenues increased slightly in the 2004 first quarter. While the number of senior or co-managed offerings increased to 43 in the first quarter of 2004 from 38 in the first quarter of 2003 the size of the offerings and the amount of underwriters discount earned on these offerings declined. Employee compensation and benefits as a percentage of net revenues increased to 77.6% as a result of increased fixed compensation and an increase in the number of investment bankers. As a result, operating contribution decreased 64% to $353,000.

Results of Operations for Other Segment

The following table present consolidated information for the Other Segment for the respective periods.

	March-04		March-03
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Revenues
Interest Income	381	-5%	400
Other Income	193	n/a	(240)
Total Revenues	574	259%	160
Less: Interest Expense	174	n/a	(14)
Net Revenues	400	130%	174
Non-interest expenses:
Employee compensation and benefits	5,282	72%	3,064
Other operating expenses	3,598	111%	1,703
Total Non-interest expenses	8,880	86%	4,767
Pre-Tax Loss	(8,480)	n/a	(4,593)

Operating loss for the Other segment increased as a result of an increase in employee compensation and benefits due to increased firm profitability and an increase in other operating expenses resulting principally from an increase in litigation settlement charges.

Liquidity and Capital Resources

The majority of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debenture to Stifel Financial Capital Trust I, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

Management believes the funds from operations and available informal short-term credit arrangements will provide sufficient resources to meet the present and anticipated financing needs.

In the first three months of 2004, the Company purchased $681,254 in fixed assets primarily information technology equipment, leasehold improvements and furniture and fixtures.

During the first three months of 2004, the Company repurchased 29,517 shares, using existing board authorizations, at an average price of $19.35 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 729,985 shares. The Company reissued 482,935 shares for employee benefit plans at an average share price of $12.67.

The Company sold 307,202 shares of common stock pursuant to the employee stock purchase plan for $4.2 million and received $1.2 million for 106,610 stock options exercised.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the United States Securities and Exchange Commission ("SEC") with regard to liquidity and capital requirements. At March 31, 2004, SN & Co. had net capital of approximately $62.1 million, which exceeded the minimum net capital requirements by approximately $57.1 million.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one of which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies were required to apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R also was required to be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

The Company's wholly owned subsidiary, Stifel Financial Capital Trust I (the "Trust"), is considered an SPE. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the retroactive reclassification of the obligation from the preferred trust offering from the caption "Guaranteed preferred beneficial interest in subordinated debt securities" to "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition. Other than the retroactive reclassification, the adoption of FIN 46R, as it relates to the trust, did not have an impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows. At March 31, 2004, the Company adopted FIN 46R for its remaining variable interest entities that are not SPEs. This adoption did not have an impact on the Company's consolidated interim financial statements.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2003. As of March 31, 2004, the Company's contractual obligations have not materially changed from December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(Shares In Thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2004 -January 31, 2004	24,439	$18.52	614,938	735,062
February 1, 2004 -February 29, 2004	1,185	$22.96	616,123	733,877
March 1, 2004 -March 31, 2004	3,893	$23.43	620,016	729,984

Total	29,517	$19.35	620,016

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase it's common stock in the open market or in negotiated transactions. The Company's authorization is for up to 1,350,000 shares, which includes the most recent authorization in May 2002 to purchase an additional 750,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 5, 2004. Of 7,515,129 shares issued, outstanding and eligible to be voted at the meeting, 7,029,949 shares, constituting a quorum, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of security holders at the meeting.

1. Election of Four Class III Directors. The first matter submitted was the election of four Class III director nominees to the Board of Directors, each to continue in office until the year 2007. Upon tabulation of the votes cast, it was determined that all three-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
John P. Dubinsky	6,988,222	41,727
Robert E. Lefton	6,883,373	146,574
Scott B. McCuaig	6,999,799	30,150
James M. Oates	6,895,076	134,871

Because the Company has a staggered Board, the term of office of the following named Class I and II directors, who were not up for election at the 2004 annual meeting, continued after the meeting:

Class I (to continue in office until 2005)

Robert J. Baer Bruce A. Beda Frederick O. Hanser Ronald J. Kruszewski

Class II (to continue in office until 2006)

Charles A. Dill Richard F. Ford Walter F. Imhoff James M. Zemlyak

  Proposal to re-affirm the performance goals of the Stifel Financial Corp. 1999 Executive Incentive Performanace Plan. The second matter, a proposal to re-affirm the performance goals of the Company's 1999 Executive Incentive Performance Plan, was approved by a majority of the affirmative vote of the 6,995,728 shares of the Company's common stock that were cast. The voting results on this matter were as follows:

For	6,871,974
Against	123,754
Abstain	34,222

  Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The third matter, a proposal to ratify the appointment of Deloitte as the Company's independent auditors for the year ending December 31, 2004, was approved by a majority of the 7,026,495 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	7,004,320
Against	22,175
Abstain	3,454

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

  Report(s) on Form 8-K:

The Company filed a report on Form 8-K dated February 11, 2004. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three and twelve months ended December 31, 2003.

The Company filed a report on Form 8-K dated May 5, 2004. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirement of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 10, 2004	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 10, 2004	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)