Form 10-Q
period 2004-06-30
STIFEL FINANCIAL CORP
filed 2004-08-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares of common stock, par value $0.15, outstanding at August 2, 2004: 7,425,469.

Stifel Financial Corp.
Form 10-Q Index
June 30, 2004

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- June 30, 2004 (Unaudited) and December 31, 2003 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities	23
Item 6. Exhibit(s) and Report(s) on Form 8-K	24
Signatures	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 51,725	$ 12,236
Cash segregated for the exclusive benefit of customers	6	5
Receivables from brokers and dealers:
Securities failed to deliver	6,755	1,782
Deposits paid for securities borrowed	20,207	22,983
Clearing organizations	7,311	10,213
	34,273	34,978
Receivables from customers, net of allowance for doubtful
receivables of $76 and $82, respectively	239,126	255,499
Securities owned, at fair value	16,540	14,725
Securities owned and pledged, at fair value	16,144	9,690
Investments	33,732	33,427
Membership in exchanges	319	328
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $21,554 and $20,694, respectively	6,570	6,606
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of
allowance for doubtful receivables from former employees of $780 and $1,397, respectively	16,033	15,902
Deferred tax asset	5,943	5,525
Other assets	18,313	19,788
Total Assets	$442,034	$412,019
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 36,650	$ 5,650
Payables to brokers and dealers:
Securities failed to receive	6,219	1,688
Deposits received from securities loaned	100,923	116,986
Clearing organizations	4,090	6,043
	111,232	124,717
Payables to customers	49,369	44,103
Securities sold, but not yet purchased, at fair value	6,373	6,039
Drafts payable	17,310	20,596
Accrued employee compensation	20,245	26,034
Obligations under capital leases	98	192
Accounts payable and accrued expenses	18,892	21,800
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Other	24,598	24,598
	319,269	308,229
Liabilities subordinated to claims of general creditors	3,047	3,745
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 7,675,781 shares	1,151	1,151
Additional paid-in capital	61,937	56,940
Retained earnings	62,372	51,168
	125,460	109,259
Less:
Treasury stock, at cost, 212,820 and 608,640 shares, respectively	3,866	7,235
Unearned employee stock ownership plan shares, at cost, 146,412 and 154,545
shares, respectively	1,876	1,979
Total Stockholders' Equity	119,718	100,045
Total Liabilities and Stockholders' Equity	$442,034	$412,019

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Commissions	$ 22,008	$ 22,300	$ 49,042	$ 38,535
Investment banking	13,346	10,764	30,332	19,351
Principal transactions	11,535	10,335	23,778	20,151
Asset management and service fees	9,058	6,728	17,688	12,970
Interest	3,086	3,024	6,084	6,189
Other	1,437	395	2,081	446
Total revenues	60,470	53,546	129,005	97,642
Less: Interest expense	1,059	1,294	2,144	2,657
Net revenues	59,411	52,252	126,861	94,985

NON-INTEREST EXPENSES
Employee compensation and benefits	38,241	35,225	83,365	64,914
Occupancy and equipment rental	5,230	4,798	10,203	9,565
Communications and office supplies	2,368	2,651	4,915	5,408
Commissions and floor brokerage	918	829	1,722	1,518
Other operating expenses	4,332	4,561	8,534	8,187
Total non-interest expenses	51,089	48,064	108,739	89,592
Income before income taxes	8,322	4,188	18,122	5,393
Provision for income taxes	3,287	1,690	6,213	2,173
Net income	$ 5,035	$ 2,498	$ 11,909	$ 3,220

Earnings per share:
Basic	$ 0.68	$ 0.36	$ 1.64	$ 0.47
Diluted	$ 0.54	$ 0.31	$ 1.30	$ 0.40
Average common equivalent
shares outstanding:
Basic	7,354	6,926	7,281	6,915
Diluted	9,302	8,138	9,175	8,046

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11,909	$ 3,220
Noncash and nonoperating items included in earnings:
Depreciation and amortization	1,433	1,658
Amortization of notes receivable	3,023	2,903
(Gain) losses on investments	(909)	118
Deferred items	171	733
Amortization of stock units and stock benefits	3,726	1,756
	19,353	10,388
Decrease (increase) in assets:
Operating receivables	17,078	13,049
Cash segregated for the exclusive benefit of customers	(1)	22
Securities owned, including those pledged	(8,269)	1,704
Loans and advances to investment executives and other employees	(3,154)	(869)
Other assets	1,412	(3,762)
Increase (decrease) in liabilities:
Operating payables	7,813	(20,474)
Securities sold, but not yet purchased	334	1,454
Drafts payable, accrued employee compensation, and accounts payable
and accrued expenses	(12,244)	(5,660)
Cash Flows From Operating Activities	22,322	(4,148)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	2,583	176
Payments for:
Acquisition of office equipment and leasehold improvements	(1,325)	(1,456)
Acquisition of investments	(1,980)	(1,768)
Cash Flows From Investing Activities	(722)	(3,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	31,000	(27,100)
Securities loaned	(16,032)	36,072
Proceeds from:
Reissuance of treasury stock	6,837	2,170
Payments for:
Purchase of stock for treasury	(3,124)	(584)
Reduction of subordinated debt	(698)	(710)
Principal payments under capital lease obligation	(94)	(186)
Cash Flows From Financing Activities	17,889	9,662
Increase in cash and cash equivalents	39,489	2,466
Cash and cash equivalents - beginning of period	12,236	13,885
Cash and Cash Equivalents - end of period	$ 51,725	$ 16,351
Supplemental disclosure of cash flow information:
Income tax payments	$ 7,494	$ 2,304
Interest payments	$ 2,944	$ 2,659
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 103	$ 104
Stock units, net of forfeitures	$ 4,697	$ 3,929

See Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments, the accrual for litigation, the reserve for uncollectibility of broker notes, and interim incentive compensation accruals. Actual results could differ from those estimates.

Where appropriate, prior period's financial information has been reclassified to conform to the current period presentation.

Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation Plans

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As a result, no stock-based employee compensation cost is reflected in net income, as all options grants under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net Income:
As reported	$ 5,035	$ 2,498	$ 11,909	$ 3,220
Stock-based employee compensation
expense determined under a fair value method for all awards, net of income taxes (1)	(140)	(230)	(282)	(457)
Pro forma	$ 4,895	$ 2,268	$ 11,627	$ 2,763
Basic earnings per share:
As reported	$0.68	$0.36	$1.64	$0.47
Pro forma	$0.67	$0.33	$1.60	$0.40
Diluted earnings per share:
As reported	$0.54	$0.31	$1.30	$0.40
Pro forma	$0.53	$0.28	$1.27	$0.34

(1) In 2004, the Company amended its Employee Stock Purchase Plan ("ESPP") and under the provisions of FASB Statement No. 123, the amended plan is considered non-compensatory. In 2003, the ESPP was considered compensatory and a pro-forma adjustment of $118 and $236 for the three- and six-months ended, respectively, were included above.

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

At June 30, 2004, SN & Co. had minimum required net capital of $5,043,096. The Company's net capital was well in excess of minimum required net capital.

NOTE C - SHORT-TERM BORROWINGS FROM BANKS

On June 30, 2004, the Company increased it borrowings from banks by $35.0 million to finance underwriting transactions on July 1, 2004. All transactions were settled on July 1, 2004 and the short-term borrowings were repaid.

NOTE D - LEGAL PROCEEDINGS

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

NOTE E - SEGMENT REPORTING

The Company's reportable segments include Private Client Group, Equity Capital Markets, Fixed Income Capital Markets and Other. Prior periods' financial information has been reclassified to conform with the current period presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. The "Other" segment includes clearing revenue, interest income from stock borrowing activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues. The Company has not disclosed asset information by segment, as the information is not produced internally on a regular basis.

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,

Net Revenues	2004	2003	2004	2003
Private Client Group	$ 44,641	$ 41,267	$ 96,775	$ 74,369
Equity Capital Markets	9,199	7,210	20,053	12,823
Fixed Income Capital Markets	4,201	3,280	8,084	7,124
Other	1,370	495	1,949	669
Total Net Revenues	$ 59,411	$ 52,252	$ 126,861	$ 94,985
Operating Contribution
Private Client Group	$ 11,164	$ 8,711	$ 25,345	$ 12,914
Equity Capital Markets	2,942	1,363	6,509	1,985
Fixed Income Capital Markets	593	367	946	1,340
Other/ Unallocated Overhead	(6,377)	(6,253)	(14,678)	(10,846)
Income before income taxes	$ 8,322	$ 4,188	$ 18,122	$ 5,393

NOTE F - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Income Available to Common Stockholders
Net Income	$ 5,035	$ 2,498	$ 11,909	$ 3,220
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	7,354	6,926	7,281	6,915
Effect of dilutive securities from employee
benefit plans	1,948	1,212	1,894	1,131
Diluted Weighted Average Shares Outstanding	9,302	8,138	9,175	8,046
Basic Earnings per share	$ 0.68	$ 0.36	$ 1.64	$ 0.47
Diluted Earnings per share	$ 0.54	$ 0.31	$ 1.30	$ 0.40

NOTE G - INCOME TAXES

The effective tax rates for the three-months and six-months ended June 30, 2004 were 39.5%, and 34.3% respectively, compared with 40.4% and 40.3% for the three-months and six-months ended June 30, 2003, respectively. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the six-month period ending June 30, 2004 was 39.8%.

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of federal securities laws. Words such as "anticipates," "estimates," "believes," "expects" and similar expressions or words are intended to identify forward-looking statements made on behalf of the Company. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes and other risks and uncertainties set forth in reports and other documents filed with the Securities and Exchange Commission from time to time. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

Business & Economic Environment

Despite strong corporate earnings and improved economic conditions, investors' confidence and enthusiasm in the equity markets cooled in the quarter ended June 30, 2004. Uncertainty generated by continued threats of terrorism abroad, increased oil prices, the war in Iraq, inflation, rising interest rates, and the upcoming presidential election, quelled the investor appetite for equity products.

The key indicators of the market's performance, the Dow Jones Industrial Average, the Standard & Poor's 500 Index, and the NASDAQ composite were indicative of the market's susceptibility to volatility and uncertainty. At June 30, 2004, these indices were up 0.8%, 1.3%, and 2.7% respectively over their March 31, 2004 close, but were up 16%, 17% and 26%, respectively over their June 30, 2003 close. Given the existence of these uncertainties in the current economic environment, the results for the first six months of 2004 are not necessarily indicative of the full year results.

Results of Operations

Total Company - Six months ended June 2004 as compared to six months ended June 2003

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 72,820	57.4%	24%	$ 58,686	61.8%
Investment banking	30,332	23.9%	57%	19,351	20.4%
Asset management and service fees	17,688	13.9%	36%	12,970	13.7%
Interest	6,084	4.8%	-2%	6,189	6.5%
Other	2,081	1.7%	367%	446	0.4%
Total Revenues	129,005	101.7%	32%	97,642	102.8%
Less: Interest expense	2,144	1.7%	-19%	2,657	2.8%
Net Revenues	126,861	100.0%	34%	94,985	100.0%
Non-interest expenses:
Employee compensation and benefits	83,365	65.7%	28%	64,914	68.3%
Occupancy and equipment rental	10,203	8.0%	7%	9,565	10.1%
Communications and office supplies	4,915	3.9%	-9%	5,408	5.7%
Commissions and floor brokerage	1,722	1.4%	13%	1,518	1.6%
Other operating expenses	8,534	6.7%	4%	8,187	8.6%
Total Non-interest expenses	108,739	85.7%	21%	89,592	94.3%
Income before income taxes	18,122	14.3%	236%	5,393	5.7%
Provision for Income Taxes	6,213	4.9%	186%	2,173	2.3%
Net Income	$ 11,909	9.4%	270%	$ 3,220	3.4%

The Company recorded record net income of $11.9 million, or $1.30 per diluted share on net revenues of $126.9 million for the six months ended June 30, 2004 compared to net income of $3.2 million, or $0.40 per diluted share, on net revenues of $95.0 million for the same period one year earlier. Net income for the six-month period ended June 30, 2004 included a $1.0 million tax benefit, or $0.11 per diluted share, resulting from the settlement in the first quarter of a state tax matter covering a number of years.

The Company's results for the first six months of 2004 as compared to the same period in 2003 were attributed to the strong equity markets for both the Private Client Group and Equity Capital Markets segments as evidenced by a 24% increase in revenues from commissions and principal transactions which increased to $72.8 million. As stated previously, the Dow Jones Industrial Average, the Standard & Poor's 500 Index and the NASDAQ composite were up 16%, 17% and 26%, respectively, over their June 30, 2003 close.

Investment banking revenues increased 57% to $30.3 million due principally to an increase in lead and co-managed equity, debt, closed-end funds, and trust preferred offerings.

Asset management and service fees increased 36% to $17.7 million primarily as a result of increased wrap fees and increased fees for account handling and processing.

Other income increased principally as a result of an increase in gains on investments.

Total non-interest expenses increased 21% to $108.7 million principally from an increase in variable employee compensation and benefits as expected. Income before income taxes increased by a greater percentage than net revenues, demonstrating the leverage in production within the Company.

Total Company - Three months ended June 2004 as compared to three months ended June 2003

,
	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 33,543	56.5%	3%	$ 32,635	62.5%
Investment banking	13,346	22.5%	24%	10,764	20.6%
Asset management and service fees	9,058	15.2%	35%	6,728	12.9%
Interest	3,086	5.2%	2%	3,024	5.8%
Other	1,437	2.4%	264%	395	0.7%
Total Revenues	60,470	101.8%	13%	53,546	102.5%
Less: Interest expense	1,059	1.8%	-18%	1,294	2.5%
Net Revenues	59,411	100.0%	14%	52,252	100.0%
Non-interest expenses:
Employee compensation and benefits	38,241	64.4%	9%	35,225	67.4%
Occupancy and equipment rental	5,230	8.8%	9%	4,798	9.2%
Communications and office supplies	2,368	4.0%	-11%	2,651	5.1%
Commissions and floor brokerage	918	1.5%	11%	829	1.6%
Other operating expenses	4,332	7.3%	-5%	4,561	8.7%
Total Non-interest expenses	51,089	86.0%	6%	48,064	92.0%
Income before income taxes	8,322	14.0%	99%	4,188	8.0%
Provision for Income Taxes	3,287	5.5%	94%	1,690	3.2%
Net Income	$ 5,035	8.5%	102%	$ 2,498	4.8%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative six month discussion and the statements contained in that discussion also apply for the three month discussion.

For the second quarter of 2004, the Company recorded net income of $5.0 million, or $0.54 per diluted share on net revenues of $59.4 million compared to net income of $2.5 million, or $0.31 per diluted share, on net revenues of $52.3 million for the comparable quarter of 2003.

Commissions and principal transactions increased 3% to $33.5 million principally due to improved equity markets albeit subdued from the immediately preceding quarter as investor confidence cooled.

Investment banking revenues increased 24% to $13.3 million, resulting principally from an increase in corporate finance advisory fees and underwriting participation fees and an increase in municipal finance fees and commissions.

Non-interest expenses increased 6% to $51.1 million principally from increased variable employee compensation and benefits as production and profitability increased. As a result of this increase, together with a correspondingly higher percentage increase of 14% in net revenues, income before income taxes increased 99% to $8.3 million.

Segments Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior periods' financial information has been reclassified to conform with the current period presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market-making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrowing activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

The Company defines income before income taxes as net revenues (total revenues less interest expense) less non-interest expenses of the segment.

Results of Operations for Private Client Group - Six Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commission and principal transactions	$ 67,742	70.0%	29%	$ 52,578	70.7%
Investment banking	7,923	8.2%	32%	5,989	8.1%
Asset management and service Fees	17,678	18.3%	37%	12,874	17.3%
Interest	4,818	5.0%	-4%	5,000	6.7%
Other	227	0.2%	n/a	-	0.0%
Total Revenues	98,388	101.7%	29%	76,441	102.8%
Less: Interest expense	1,613	1.7%	-22%	2,072	2.8%
Net Revenues	96,775	100.0%	30%	74,369	100.0%
Non-interest expenses:
Employee compensation and benefits	56,360	58.2%	27%	44,495	59.8%
Occupancy and equipment rental	5,725	5.9%	6%	5,387	7.2%
Communications and office supplies	2,747	2.8%	-15%	3,227	4.3%
Commissions and floor brokerage	1,346	1.4%	29%	1,044	1.4%
Other operating expenses	5,252	5.5%	-28%	7,302 ,	9.8%
Total Non-interest expenses	71,430	73.8%	16%	61,455	82.6%
Income before income taxes	25,345	26.2%	96%	12,914	17.4%

The Private Client Group net revenues increased 30% to $96.8 million principally due to increased commissions and principal transactions as a result of improved market conditions for equity based products. In addition, commissions from investment banking increased due to the increased number of lead or co-managed transactions (see "Results of Operation for Equity Capital Markets - Six Months).

Asset management and service fees increased principally due to increased wrap fees, which are billed based upon the value of assets maintained in customer accounts. Assets under management increased due to improved market conditions in conjunction with an increase in the number of managed accounts.

Assets Under Management	June 30, 2004	March 31, 2004	June 30, 2003	March 31, 2003
Value	$ 1,384,060,000	$ 1,171,716,000	$ 771,474,000	$ 746,737,000
Number of accounts	7,599	6,816	5,977	5,898

Interest revenues declined as a result of decreased borrowings by customers along with decreased rates charged on those borrowings. Interest expense declined at a greater rate resulting from increased utilization of stock lending to finance customer borrowings, which bear a lower interest rate than bank loans.

Non-interest expenses, principally variable employee compensation and benefits increased in conjunction with increased revenue production. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $4.2 million and $3.9 million from the six months ended June 30, 2004 and 2003, respectively, compensation, as a percentage of net revenues was 53.5% and 54.6% respectively.

As a result of the 30% increase in net revenues and the leverage in increased production, income before income taxes for the Private Client Group increased 96% to $25.3 million.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 31,204	69.9%	5%	$ 29,596	71.7%
Investment banking	2,589	5.8%	-28%	3,573	8.7%
Asset management and service fees	9,053	20.3%	36%	6,655	16.1%
Interest	2,388	5.3%	-2%	2,440	5.9%
Other	188	0.4%	n/a	-	0.0%
Total Revenues	45,422	101.7%	7%	42,264	102.4%
Less: Interest expense	781	1.7%	-22%	997	2.4%
Net Revenues	44,641	100.0%	8%	41,267	100.0%
Non-interest expenses:
Employee compensation and benefits	25,950	58.1%	7%	24,204	58.7%
Occupancy and equipment rental	2,836	6.4%	7%	2,655	6.4%
Communications and office supplies	1,313	2.9%	-21%	1,660	4.0%
Commissions and floor brokerage	789	1.8%	34%	589	1.4%
Other operating expenses	2,589	5.8%	-25%	3,448	8.4%
Total Non-interest expenses	33,477	75.0%	3%	32,556	78.9%
Income before income taxes	11,164	25.0%	28%	8,711	21.1%

The Private Client Group net revenues increased 8% to $44.6 million.

Commissions and principal transactions increased as a result of improved market conditions for equity based products.

Investment banking revenues declined as a result of a decrease in the number and commissions paid on underwritings (see Results of Operations for Equity Capital Markets - Three Months).

Non-interest expenses, principally employee compensation and benefits increased in conjunction with increased revenue production. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $2.1 million and $1.9 million from the three months ended June 30, 2004 and 2003, respectively, compensation, as a percentage of net revenues was 52.7% and 54.1% respectively.

Other operating expenses decreased $859,000 principally resulting from a decrease in settlement payments for litigation and a decrease in the provision for doubtful collection of notes from former employees.

As a result of the 8% increase in net revenues and the leverage in increased production, income before income taxes for the Private Client Group increased 28% to $11.2 million.

Results of Operations for Equity Capital Markets - Six Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 4,832	24.1%	22%	$ 3,977	31.0%
Investment banking	14,847	74.0%	75%	8,504	66.3%
Other	477	2.4%	-1%	501	3.9%
Total Revenues	20,156	100.5%	55%	12,982	101.2%
Less: Interest expense	103	0.5%	-35%	159	1.2%
Net Revenues	20,053	100.0%	56%	12,823	100.0%
Non-interest expenses:
Employee compensation and benefits	11,323	56.5%	30%	8,707	67.9%
Occupancy and equipment rental	610	3.0%	2%	599	4.7%
Communications and office supplies	953	4.8%	-3%	981	7.6%
Commissions and floor brokerage	308	1.5%	-27%	420	3.3%
Other operating expenses	350	1.7%	168%	131	1.0%
Total Non-interest expenses	13,544	67.5%	25%	10,838	84.5%
Income before income taxes	6,509	32.5%	228%	1,985	15.5%

Net revenues increased 56% principally due to increased underwriting activity resulting from an increase in lead and co-managed offerings due to improved equity markets. During the first six months of 2004, the Equity Capital Markets group led or co-managed 40 equity, debt, closed end funds or trust preferred offerings compared to 26 such offerings in the same period in 2003.

Employee compensation and benefits, principally variable compensation, increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues decreased to 57% as a result of increased productivity.

Other non-interest operating expenses remained relatively unchanged. As a result, income before income taxes increased 228% to $6.5 million.

Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	2004	2003
Number of Lead or Co-managed offerings	17	19	40	26

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 2,292	24.9%	18%	$ 1,939	26.9%
Investment banking	6,725	73.1%	32%	5,082	70.5%
Other	239	2.6%	-8%	261	3.6%
Total Revenues	9,256	100.6%	27%	7,282	101.0%
Less: Interest expense	57	0.6%	-22%	72	1.0%
Net Revenues	9,199	100.0%	28%	7,210	100.0%
Non-interest expenses:
Employee compensation and benefits	4,907	53.3%	4%	4,703	65.2%
Occupancy and equipment rental	333	3.6%	4%	320	4.4%
Communications and office supplies	552	6.0%	15%	478	6.6%
Commissions and floor brokerage	86	0.9%	-60%	213	2.9%
Other operating expenses	379	4.2%	184%	133	2.0%
Total Non-interest expenses	6,257	68.0%	7%	5,847	81.1%
Income before income taxes	2,942	32.0%	116%	1,363	18.9%

Net revenues increased 28% principally due to increased financial advisory fees and underwriting participation fees. Underwriting participation fees, which are recorded in the quarter subsequent to the underwriting, increased as a result of the increased number of underwriting transactions in the first quarter of 2004 over the 2003 first quarter. During the 2004 second quarter, the Equity Capital Markets group lead or co-managed 17 equity, debt, closed end funds or trust preferred offerings compared to 19 such offerings in the 2003 second quarter. Employee compensation and benefits, principally variable compensation, increased slightly, but as a percentage of net revenues decreased to 53% as a result of increased underwriting participation fees, which bear no direct compensation expense. Other non-compensation expenses remained relatively unchanged. As a result, income before income taxes increased 116% to $2.9 million.

Results of Operations for Fixed Income Capital Markets - Six Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 3,358	41.6%	-12%	$ 3,837	53.9%
Investment banking	4,740	58.6%	44%	3,292	46.2%
Interest	431	5.3%	9%	397	5.6%
Other	15	0.2%	-6%	16	0.2%
Total Revenues	8,544	105.7%	13%	7,542	105.9%
Less: Interest expense	460	5.7%	10%	418	5.9%
Net Revenues	8,084	100.0%	13%	7,124	100.0%
Non-interest expenses:
Employee compensation and benefits	5,915	73.2%	28%	4,634	65.1%
Occupancy and equipment rental	367	4.5%	7%	344	4.8%
Communications and office supplies	419	5.2%	-17%	505	7.1%
Commissions and floor brokerage	70	0.9%	28%	54	0.8%
Other operating expenses	367	4.5%	49%	247	3.4%
Total Non-interest expenses	7,138	88.3%	23%	5,784	81.2%
Income before income taxes	946	11.7%	-29%	1,340	18.8%

Net revenues increased 13% in the first six months of 2004 as compared to the same period in 2003 principally due to an increase of 44% to $4.7 million in investment banking revenues. The number of senior or co-managed offerings increased to 80 in the first six months of 2004 from 63 in the first six months of 2003. Employee compensation and benefits, principally variable compensation, increased 28% over the comparable six month period in 2003, and as a percentage of net revenues increased to 73% from 65% when compared to the same period in 2003, as a result of increased discretionary and productivity related bonuses. Other non-interest expenses remained relatively unchanged. As a result, income before income taxes decreased 29% to $946,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Number of Senior or Co-managed offerings	37	34	80	63

Results of Operations for Fixed Income Capital Markets- Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	June-04			June-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 1,457	34.7%	-22%	$ 1,867	56.9%
Investment banking	2,740	65.2%	93%	1,417	43.2%
Interest	244	5.8%	27%	192	5.9%
Other	9	0.2%	13%	8	0.2%
Total Revenues	4,450	105.9%	28%	3,484	106.2%
Less: Interest expense	249	5.9%	22%	204	6.2%
Net Revenues	4,201	100.0%	28%	3,280	100.0%
Non-interest expenses:
Employee compensation and benefits	2,900	69.0%	26%	2,303	70.2%
Occupancy and equipment rental	189	4.5%	13%	168	5.1%
Communications and office supplies	214	5.1%	-15%	252	7.7%
Commissions and floor brokerage	44	1.1%	62%	27	0.8%
Other operating expenses	261	6.2%	59%	163	5.0%
Total Non-interest expenses	3,608	85.9%	24%	2,913	88.8%
Income before income taxes	593	14.1%	62%	367	11.2%

Net revenues increased 28% in the 2004 second quarter. While the number of senior managed or co-managed offerings remained relatively the same, the size of the offerings and the amount of underwriters discount earned on these offerings increased resulting in an increase in investment banking revenues of 93% to $2.7 million. Employee compensation and benefits as a percentage of net revenues decreased to 69% as a result of increased production. Other non-compensation expenses remained relatively unchanged and as a result, income before income taxes increased 62% to $593,000.

Results of Operations for Other Segment- Six Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	June-04		June-03
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Revenues:
Interest	835	6%	791
Other	1,082	n/a	(116)
Total Revenues	1,917	184%	675
Less: Interest expense	(32)	n/a	6
Net Revenues	1,949	191%	669
Non-interest expenses:
Employee compensation and benefits	9,766	38%	7,078
Other operating expenses	6,861	55%	4,437
Total Non-interest expenses	16,627	44%	11,515
Losses before income tax	(14,678)	35%	(10,846)

Loss before income taxes for the Other segment in the first six months of 2004 when compared to the same period in 2003 increased as a result of an increase in employee compensation and benefits principally due to increased firm profitability and an increase in other operating expenses resulting principally from an increase in litigation settlement charges, as compared to the prior year, which were offset by an increase in other revenue resulting principally from gains on investments.

Results of Operations for Other Segment - Three Months

The following table presents consolidated information for the Other Segment for the respective periods indicated.

	June-04		June-03
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Revenues:
Interest	454	16%	392
Other	889	617%	124
Total Revenues	1,343	160%	516
Less: Interest expense	(27)	n/a	21
Net Revenues	1,370	177%	495
Non-interest expenses:
Employee compensation and benefits	4,484	12%	4,014
Other operating expenses	3,263	19%	2,734
Total Non-interest expenses	7,747	15%	6,748
Losses before income taxes	(6,377)	2%	(6,253)

Other revenue increased resulting principally from gains on investments. Employee compensation and benefits increased due to increased firm profitability which where offset by a decrease in benefits expense resulting from better than previously provided for utilization of self insured health care. Other non-compensation expenses increased resulting principally from an increase in litigation settlement charges.

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

In the first six months of 2004, the Company purchased $1.3 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

During the first six months of 2004, the Company repurchased 129,716 shares of its common stock, under existing board authorizations, at an average price of $24.08 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 629,785 shares of its common stock. The Company reissued 525,536 shares of common stock for its employee benefit plans at an average share price of $13.01.

The Company sold 330,430 shares of its common stock pursuant to the employee stock purchase plan for $4.7 million and received $1.3 million for 123,510 stock options exercised.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the United States Securities and Exchange Commission ("SEC") with regard to liquidity and capital requirements. At June 30, 2004, SN & Co. had minimum net capital requirements of $5.0 million. The Company's net capital was well in excess of minimum required net capital.

On June 30, 2004, the Company increased it borrowings from banks by $35.0 million to finance underwriting transactions on July 1, 2004. All transactions were settled on July 1, 2004 and the short-term borrowings were repaid.

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

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2003. As of June 30, 2004, the Company's contractual obligations have not materially changed from December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

The management of the Company, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the [Securities Exchange] Act [of 1934] is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of June 30, 2004.

Further, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the second quarter ended June 30, 2004:

(Periods)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2004 - April 30, 2004	24,155	$23.39	24,155	705,829
May 1, 2004 - May 31, 2004	16,600	$24.41	16,600	689,229
June 1, 2004 - June 30, 2004	59,444	$26.62	59,444	629,785

Total	100,199	$25.48	100,199

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase it's common stock in the open market or in negotiated transactions. The Company's authorization is for up to 1,350,000 shares, which includes the most recent authorization in May 2002 to purchase an additional 750,000 shares.

Item 6. Exhibit(s) and Report(s) on Form 8-K

  Exhibits:

  11 Statement re computation of per share earnings (set forth in "Note F - Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))

  31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002.

  32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

  Report(s) on Form 8-K:

The Company furnished a report on Form 8-K dated May 5, 2004 with the Commission on May 7, 2004. This Form 8-K contained Item 12. Disclosure of Results of Operation and Financial Condition. The exhibit furnished is the press release of the Company's results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: August 9, 2004	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 9, 2004	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)