Form 10-Q
period 2004-09-30
STIFEL FINANCIAL CORP
filed 2004-11-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares of common stock, par value $0.15, outstanding at November 1, 2004: 9,848,140.

Stifel Financial Corp.
Form 10-Q Index
September 30, 2004

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- September 30, 2004 (Unaudited) and December 31, 2003 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Nine Months Ended September 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended September 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 -22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities	24
Item 6. Exhibits	25
Signatures	26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 16,686	$ 12,236
Cash segregated for the exclusive benefit of customers	6	5
Receivables from brokers and dealers:
Securities failed to deliver	1,193	1,782
Deposits paid for securities borrowed	14,746	22,983
Clearing organizations	6,354	10,213
	22,293	34,978
Receivables from customers, net of allowance for doubtful
receivables of $77 and $82, respectively	236,767	255,499
Securities owned, at fair value	24,434	14,725
Securities owned and pledged, at fair value	- -	9,690
	24,434	24,415
Investments	33,974	33,427
Membership in exchanges	300	328
Office equipment and leasehold improvements, at cost, net of allowances for
depreciation and amortization of $22,134 and $20,694, respectively	6,486	6,606
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of
allowance for doubtful receivables from former employees of $774 and $1,397, respectively	16,120	15,902
Deferred tax asset	5,833	5,525
Other assets	17,830	18,294
Total Assets	$384,039	$410,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 300	$ 5,650
Drafts payable	16,410	20,596
Payables to brokers and dealers:
Securities failed to receive	2,389	1,688
Deposits received from securities loaned	76,063	116,986
Clearing organizations	5,956	6,043
	84,408	124,717
Payables to customers	49,136	44,103
Securities sold, but not yet purchased, at fair value	6,290	6,039
Accrued employee compensation	23,907	26,034
Obligations under capital leases	66	192
Accounts payable and accrued expenses	19,052	21,800
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Other	24,598	24,598
	258,667	308,229
Liabilities subordinated to claims of general creditors	2,218	2,251
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares;
issued 10,234,200 and 7,676,781 shares, respectively	1,152	1,152
Additional paid-in capital	63,262	56,939
Retained earnings	66,626	51,168
	131,040	109,259
Less:
Treasury stock, at cost, 353,306 and 608,640 shares, respectively	6,062	7,235
Unearned employee stock ownership plan shares, at cost, 189,793 and 154,545 shares, respectively	1,824	1,979
Total Stockholders' Equity	123,154	100,045
Total Liabilities and Stockholders' Equity	$384,039	$410,525

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Commissions	$ 22,068	$ 21,698	$ 71,110	$ 57,742
Investment banking	11,547	15,402	41,879	34,753
Principal transactions	10,516	12,729	34,685	35,420
Asset management and service fees	8,899	7,329	26,587	20,299
Interest	3,537	3,050	9,621	9,239
Other	251	976	1,941	1,373
Total revenues	56,818	61,184	185,823	158,826
Less: Interest expense	1,123	1,259	3,267	3,916
Net revenues	55,695	59,925	182,556	154,910

NON-INTEREST EXPENSES
Employee compensation and benefits	35,873	39,355	119,238	104,269
Occupancy and equipment rental	5,089	4,724	15,292	14,289
Communications and office supplies	2,718	2,607	7,633	8,015
Commissions and floor brokerage	970	852	2,692	2,370
Other operating expenses	4,008	3,818	12,542	12,005
Total non-interest expenses	48,658	51,356	157,397	140,948
Income before income taxes	7,037	8,569	25,159	13,962
Provision for income taxes	2,780	3,445	8,993	5,618
Net income	$ 4,257	$ 5,124	$ 16,166	$ 8,344

Earnings per share*:
Basic	$ 0.44	$ 0.55	$ 1.67	$ 0.90
Diluted	$ 0.35	$ 0.46	$ 1.32	$ 0.77
Weighted average common equivalent shares outstanding*:
Basic	9,709	9,254	9,707	9,235
Diluted	12,320	11,063	12,249	10,877

*All shares and earnings per share amounts reflect the four-for-three stock split distributed in September 2004. (See Note D)

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 16,166	$ 8,344
Noncash items included in earnings:
Depreciation and amortization	2,821	2,439
Amortization of notes receivable	4,325	4,265
Gains on investments	(501)	(392)
Deferred items	606	1,794
Amortization of stock units and stock benefits	4,058	2,552
	27,475	19,002
Decrease (increase) in assets:
Operating receivables	31,417	17,930
Cash segregated for the exclusive benefit of customers	(1)	25
Securities owned, including those pledged	(19)	8,240
Loans and advances to investment executives and other employees	(4,543)	(1,251)
Other assets	382	(9,755)
Increase (decrease) in liabilities:
Operating payables	3,454	(51,840)
Securities sold, but not yet purchased	251	1,034
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(7,666)	(5,092)
Cash Flows From Operating Activities	50,750	(21,707)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	3,120	1,935
Payments for:
Acquisition of office equipment and leasehold improvements	(1,928)	(1,901)
Acquisition of investments	(3,166)	(3,844)
Cash Flows From Investing Activities	(1,974)	(3,810)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(5,350)	(39,000)
Securities loaned	(38,730)	66,297
Reissuance of treasury stock	8,568	2,972
Payments for:
Purchase of stock for treasury	(7,990)	(775)
Reduction of subordinated debt	(698)	(710)
Principal payments under capital lease obligation	(126)	(255)
Cash Flows From Financing Activities	(44,326)	28,529
Increase in cash and cash equivalents	4,450	3,012
Cash and cash equivalents - beginning of period	12,236	13,885
Cash and Cash Equivalents - end of period	$ 16,686	$ 16,897
Supplemental disclosure of cash flow information:
Income tax payments	$ 8,615	$ 4,030
Interest payments	$ 4,073	$ 3,837
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 155	$ 156
Stock units, net of forfeitures	$ 5,679	$ 4,828
Liabilities subordinated to claims of general creditors	$ 665	$ 780

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further informa tion, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Where appropriate, prior periods' financial information has been reclassified to conform to the current period presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net Income:
As reported	$ 4,257	$ 5,124	$ 16,166	$ 8,344
Stock-based employee compensation expense determined under a fair value method for all awards, net of income taxes (1)	(135)	(223)	(411)	(679)
Pro forma	$ 4,122	$ 4,901	$ 15,755	$ 7,665
Basic earnings per share (2):
As reported	$0.44	$0.55	$1.67	$0.90
Pro forma	$0.42	$0.53	$1.62	$0.83
Diluted earnings per share (2):
As reported	$0.35	$0.46	$1.32	$0.77
Pro forma	$0.34	$0.44	$1.29	$0.70

  In 2004, the Company amended its Employee Stock Purchase Plan ("ESPP") and under the provisions of FASB Statement No. 123, the amended plan is considered non-compensatory. In 2003, the ESPP was considered compensatory and a pro-forma expense of $118 and $354 for the three- and nine-months ended, respectively, were included above.

  All shares and earnings per share amounts reflect the four-for-three stock split distributed in September 2004. (See Note D)

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

At September 30, 2004, SN & Co. had net capital of $86,022,428, which was 34.55% of its aggregate debit items, and $81,043,001 in excess of the minimum required net capital.

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

NOTE D - COMMON STOCK SPLIT

On August 23, 2004, Stifel Financial Corp. announced a four-for-three stock split. The additional shares were distributed on September 15, 2004, to shareholders on record as of September 1, 2004. Each shareholder received one additional share for every three shares owned. Cash was distributed in lieu of fractional shares. The number of shares outstanding and amounts per share in the condensed consolidated statements of operations and the notes to condensed consolidated financial statements have been restated to give retroactive effect to the stock split.

NOTE E - SEGMENT REPORTING

The Company's reportable segments include Private Client Group, Equity Capital Markets, Fixed Income Capital Markets and Other. Prior periods' financial information has been reclassified to conform with the current period presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. The " Other" segment includes clearing revenue, interest income from stock borrowing activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues. The Company has not disclosed asset information by segment, as the information is not produced internally on a regular basis.

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,

Net Revenues	2004	2003	2004	2003
Private Client Group	$ 42,715	$ 43,617	$ 139,490	$ 117,987
Equity Capital Markets	8,444	12,358	28,497	25,182
Fixed Income Capital Markets	3,623	2,974	11,707	10,098
Other	913	976	2,862	1,643
Total Net Revenues	$ 55,695	$ 59,925	$ 182,556	$ 154,910
Operating Contribution
Private Client Group	$ 10,384	$ 12,217	$ 35,729	$ 25,131
Equity Capital Markets	2,133	4,279	8,642	6,264
Fixed Income Capital Markets	564	(467)	1,510	872
Other/ Unallocated Overhead	(6,044)	(7,460)	(20,722)	(18,305)
Income before income taxes	$ 7,037	$ 8,569	$ 25,159	$ 13,962

NOTE F - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Income Available to Common Stockholders
Net Income	$ 4,257	$ 5,124	$ 16,166	$ 8,344
Weighted Average Shares Outstanding*
Basic Weighted Average Shares Outstanding	9,709	9,254	9,707	9,235
Effect of dilutive securities from employee benefit plans	2,611	1,809	2,542	1,642
Diluted Weighted Average Shares Outstanding	12,320	11,063	12,249	10,877
Basic Earnings per share*	$ 0.44	$ 0.55	$ 1.67	$ 0.90
Diluted Earnings per share*	$ 0.35	$ 0.46	$ 1.32	$ 0.77

*All shares and earnings per share amount reflect the four-for-three stock split distributed in September 2004. (See Note D)

NOTE G - INCOME TAXES

The effective tax rates for the three-months and nine-months ended September 30, 2004 were 39.5%, and 35.7% respectively, compared with 40.2% for both the three-months and nine-months ended September 30, 2003. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the nine-month period ending September 30, 2004 was 39.7%.

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

Business & Economic Environment

Investor confidence in the equity markets continue to be constrained by continued threats of terrorism abroad, increased oil prices, the war in Iraq, inflation, the uncertainty leading up to the presidential election, and rising interest rates. Since June 30, 2004 the Federal Reserve Board increased the federal funds rate 75 basis points to 1.75%.

The key indicators of the market's performance, the Dow Jones Industrial Average, the Standard & Poor's 500 Index, and the NASDAQ composite were indicative of the market's susceptibility to volatility and uncertainty. At September 30, 2004, these indices were down 3.4%, 2.3%, and 7.4% respectively over their June 30, 2004 close, but were up 8.7%, 11.9% and 6.2%, respectively over their September 30, 2003 close. Given the existence of these uncertainties in the current economic environment, the results for the first nine months of 2004 are not necessarily indicative of the full year results.

Results of Operations

Total Company - Nine months ended September 2004 as compared to nine months ended September 2003

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 105,795	58.0%	14%	$ 93,162	60.1%
Investment banking	41,879	22.9%	21%	34,753	22.4%
Asset management and service fees	26,587	14.6%	31%	20,299	13.1%
Interest	9,621	5.3%	4%	9,239	6.0%
Other	1,941	1.0%	41%	1,373	0.9%
Total Revenues	185,823	101.8%	17%	158,826	102.5%
Less: Interest expense	3,267	1.8%	-17%	3,916	2.5%
Net Revenues	182,556	100.0%	18%	154,910	100.0%
Non-interest expenses:
Employee compensation and benefits	119,238	65.3%	14%	104,269	67.3%
Occupancy and equipment rental	15,292	8.4%	7%	14,289	9.2%
Communications and office supplies	7,633	4.2%	-5%	8,015	5.2%
Commissions and floor brokerage	2,692	1.5%	14%	2,370	1.5%
Other operating expenses	12,542	6.8%	4%	12,005	7.8%
Total Non-interest expenses	157,397	86.2%	12%	140,948	91.0%
Income before income taxes	25,159	13.8%	80%	13,962	9.0%
Provision for Income Taxes	8,993	4.9%	60%	5,618	3.6%
Net Income	$ 16,166	8.9%	94%	$ 8,344	5.4%

The Company recorded net income of $16.2 million, or $1.32 per diluted share on net revenues of $182.6 million for the nine months ended September 30, 2004 compared to net income of $8.3 million, or $0.77 per diluted share, on net revenues of $154.9 million for the same period one year earlier. Net income for the nine-month period ended September 30, 2004 included a $1.0 million tax benefit, or $0.08 per diluted share, resulting from the settlement in the first quarter of a state tax matter covering a number of years. The prior year nine month results include a reversal of a $1.2 million charge, net of tax, or approximately $0.11 per diluted share, resulting from the favorable settlement of an arbitration award. All prior year share and earnings per share amounts have been retroactively restated to reflect the four-for-three stock split distributed in September 2004.

The Company's results for the first nine months of 2004 as compared to the same period in 2003 were attributed to the strong equity markets, principally in the first quarter of 2004, for both the Private Client Group and Equity Capital Markets segments as evidenced by a 14% increase in revenues from commissions and principal transactions which increased to $105.8 million. As stated previously, the Dow Jones Industrial Average, the Standard & Poor's 500 Index and the NASDAQ composite were up 8.7%, 11.9% and 6.2%, respectively, over their September 30, 2003 close.

Investment banking revenues increased 21% to $41.9 million due principally to an increase in lead and co-managed equity, debt, closed-end funds, and trust preferred offerings.

Asset management and service fees increased 31% to $26.6 million primarily as a result of increased managed account fees and increased fees for account handling and processing.

Other revenues increased generally due to gains on sale of investments of $501,000.

Total non-interest expenses increased 12% to $157.4 million for the first nine months of 2004 principally from an increase in variable compensation and benefits as expected. The prior year other operating expenses include the reversal of a $2.0 million charge from the favorable settlement of an arbitration award previously discussed. Excluding the prior year reversal, other operating expenses declined $1.5 million primarily as a result of decreased legal, litigation settlements, and provision for doubtful collection for terminated investment executives. Income before income taxes increased by a greater percentage than net revenues, demonstrating the leverage in production within the Company.

The effective tax rates for the three-months and nine-months ended September 30, 2004 were 39.5%, and 35.7% respectively, compared with 40.2% for both the three-months and nine-months ended September 30, 2003. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the nine-month period ending September 30, 2004 was 39.7%.

Total Company - Three months ended September 2004 as compared to three months ended September 2003

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative nine month discussion and the statements contained in that discussion also apply for the three month discussion.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 32,584	58.5%	-5%	$ 34,427	57.5%
Investment banking	11,547	20.7%	-25%	15,402	25.7%
Asset management and service fees	8,899	16.0%	21%	7,329	12.2%
Interest	3,537	6.4%	16%	3,050	5.1%
Other	251	0.4%	-74%	976	1.6%
Total Revenues	56,818	102.0%	-7%	61,184	102.1%
Less: Interest expense	1,123	2.0%	-11%	1,259	2.1%
Net Revenues	55,695	100.0%	-7%	59,925	100.0%
Non-interest expenses:
Employee compensation and benefits	35,873	64.4%	-9%	39,355	65.7%
Occupancy and equipment rental	5,089	9.1%	8%	4,724	7.9%
Communications and office supplies	2,718	4.9%	4%	2,607	4.4%
Commissions and floor brokerage	970	1.7%	14%	852	1.4%
Other operating expenses	4,008	7.3%	5%	3,818	6.3%
Total Non-interest expenses	48,658	87.4%	-5%	51,356	85.7%
Income before income taxes	7,037	12.6%	-18%	8,569	14.3%
Provision for Income Taxes	2,780	5.0%	-19%	3,445	5.7%
Net Income	$ 4,257	7.6%	-17%	$ 5,124	8.6%

For the third quarter of 2004, the Company recorded net income of $4.3 million, or $0.35 per diluted share on net revenues of $55.7 million compared to net income of $5.1 million, or $0.46 per diluted share, on net revenues of $59.9 million for the comparable quarter of 2003. The prior year third quarter results include a reversal of a $1.2 million charge, net of tax, or approximately $0.11 per diluted share, resulting from the favorable settlement of an arbitration award.

Commissions and principal transactions decreased 5% to $32.6 million as investor confidence in the equity markets weakened in the third quarter. Despite the increase in the September 30, 2004 close of key market indicators over their respective September 30, 2003 close, the 2003 third quarter commissions and principal transactions reflected enthusiasm for equity based products as investors surged back into the markets beginning in the second quarter of 2003.

Investment banking revenues decreased 25% to $11.6 million, resulting principally from a decrease in the number of lead or co-managed equity, debt, closed end fund and trust preferred offerings also reflective of the market decline.

Interest revenues increased principally as a result of increased rates charged on customer borrowings. Interest expense declined resulting from increased utilization of stock lending to finance customer borrowings, which bear a lower interest rate than bank loans.

Other revenues decreased 74 % to $251,000 principally as a result of losses on investments.

Non-interest expenses decreased 5% to $48.7 million principally from decreased variable employee compensation and benefits as production and profitability decreased. As a result of the 7% decrease in net revenues and a 5% decrease in non-interest expenses, income before income taxes decreased 18% to $7.0 million.

Segments Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior periods' financial information has been reclassified to conform with the current period presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market-making. The Fixed Income Capital Markets segment includes public finance, institutional sales and c ompetitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrowing activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration.

The Company defines income before income taxes as net revenues (total revenues less interest expense) less non-interest expenses of the segment.

Results of Operations for Private Client Group - Nine Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commission and principal transactions	$ 97,505	69.9%	16%	$ 84,318	71.5%
Investment banking	10,307	7.4%	14%	9,010	7.6%
Asset management and service fees	26,574	19.1%	32%	20,189	17.1%
Interest	7,489	5.4%	2%	7,373	6.3%
Other	266	0.1%	n/a	-	0.0%
Total Revenues	142,141	101.9%	18%	120,890	102.5%
Less: Interest expense	2,651	1.9%	-9%	2,903	2.5%
Net Revenues	139,490	100.0%	18%	117,987	100.0%
Non-interest expenses:
Employee compensation and benefits	80,759	57.9%	16%	69,772	59.1%
Occupancy and equipment rental	8,582	6.2%	6%	8,130	6.9%
Communications and office supplies	4,244	3.0%	-12%	4,836	4.1%
Commissions and floor brokerage	1,961	1.4%	22%	1,614	1.4%
Other operating expenses	8,215	5.9%	-3%	8,504	7.2%
Total Non-interest expenses	103,761	74.4%	12%	92,856	78.7%
Income before income taxes	35,729	25.6%	42%	25,131	21.3%

The Private Client Group net revenues increased 18% to $139.5 million principally due to increased commissions and principal transactions as a result of improved market conditions for equity based products. In addition, commissions from investment banking increased due to the increased number of lead or co-managed transactions (see "Results of Operation for Equity Capital Markets - Nine Months).

Asset management and service fees increased principally due to increased wrap fees, which are billed based upon the value of assets maintained in customer accounts. Assets under management increased due to improved market conditions in conjunction with an increase in the number of managed accounts.

Assets Under Management	September 30, 2004	June 30, 2004	September 30, 2003	June 30, 2003
Value	$ 1,439,199,000	$ 1,384,060,000	$ 940,591,000	$ 771,474,000
Number of accounts	8,005	7,599	6,237	5,977

Interest revenues increased principally as a result of increased rates charged on customer borrowings. Interest expense declined resulting from increased utilization of stock lending to finance customer borrowings, which bear a lower interest rate than bank loans.

Non-interest expenses, principally variable employee compensation and benefits increased in conjunction with increased revenue production. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $6.1 million and $4.8 million from the nine months ended September 30, 2004 and 2003, respectively, compensation, as a percentage of net revenues was 53.5% and 54.2% respectively.

Communication and office supplies decreased 12% principally as a result of improved vendor pricing for network and frame relay services.

Other operating expenses declined as a result of a decrease in the provision for doubtful collection for terminated investment executives. The 2003 other operating expenses include the $2.0 million reversal of an arbitration settlement discussed previously.

As a result of the 18% increase in net revenues and the leverage in increased production, income before income taxes for the Private Client Group increased 42% to $35.7 million.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 29,764	69.6%	-6%	$ 31,740	72.8%
Investment banking	2,384	5.6%	-21%	3,021	6.9%
Asset management and service fees	8,896	20.8%	22%	7,314	16.8%
Interest	2,671	6.3%	13%	2,372	5.4%
Other	39	0.1%	n/a	-	0.0%
Total Revenues	43,754	102.4%	-2%	44,447	101.9%
Less: Interest expense	1,039	2.4%	25%	830	1.9%
Net Revenues	42,715	100.0%	-2%	43,617	100.0%
Non-interest expenses:
Employee compensation and benefits	24,399	57.1%	-4%	25,277	58.0%
Occupancy and equipment rental	2,856	6.7%	4%	2,743	6.3%
Communications and office supplies	1,497	3.5%	-7%	1,609	3.7%
Commissions and floor brokerage	615	1.4%	8%	570	1.3%
Other operating expenses	2,964	7.0%	147%	1,201	2.7%
Total Non-interest expenses	32,331	75.7%	3%	31,400	72.0%
Income before income taxes	10,384	24.3%	-15%	12,217	28.0%

The Private Client Group net revenues for the third quarter 2004 decreased 2.1% to $42.7 million, from the third quarter of 2003.

Commissions and principal transactions decreased as investor confidence in the market conditions for equity-based products cooled in the third quarter.

Investment banking revenues declined as a result of a decrease in the number of lead or co-managed transactions (see Results of Operations for Equity Capital Markets - Three Months).

Non-interest expenses increased 3% to $32.3 million principally resulting from an increase in other operating expenses which increased due to the prior year third quarter reversal of a $2.0 million charge for the favorable settlement of an arbitration award previously discussed, offset by a decrease in employee compensation and benefits which declined due to decreased production.

Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $1.9 million for both the three months ended September 30, 2004 and 2003, employee compensation and benefits, as a percentage of net revenues was 52.6% and 53.5%, respectively.

As a result of a 2% decrease in net revenues and a 3% increase in non-interest expenses, income before income taxes decreased 15%.

Results of Operations for Equity Capital Markets - Nine Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 6,951	24.4%	20%	$ 5,811	23.1%
Investment banking	21,101	74.0%	13%	18,790	74.6%
Other	604	2.2%	-24%	790	3.1%
Total Revenues	28,656	100.6%	13%	25,391	100.8%
Less: Interest expense	159	0.6%	-24%	209	0.8%
Net Revenues	28,497	100.0%	13%	25,182	100.0%
Non-interest expenses:
Employee compensation and benefits	16,442	57.7%	4%	15,768	62.6%
Occupancy and equipment rental	902	3.2%	-2%	919	3.7%
Communications and office supplies	1,402	4.9%	-2%	1,432	5.7%
Commissions and floor brokerage	632	2.2%	-7%	677	2.7%
Other operating expenses	477	1.7%	291%	122	0.4%
Total Non-interest expenses	19,855	69.7%	5%	18,918	75.1%
Income before income taxes	8,642	30.3%	38%	6,264	24.9%

Net revenues increased 13% principally due to increased underwriting activity resulting from an increase in lead and co-managed offerings due to improved equity markets. During the first nine months of 2004, the Equity Capital Markets group led or co-managed 60 equity, debt, closed end funds or trust preferred offerings compared to 51 such offerings in the same period in 2003.

Other non-interest operating expenses increased 5% primarily as a result of the increase in employee compensation and benefits, principally variable compensation, which increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues decreased to 58% as a result of increased productivity.

Other operating expenses increased due to an increase in travel and entertainment by syndicate and corporate finance personnel. All other expense categories remained relatively unchanged. As a result income before income taxes increased 38% to $8.6 million.

Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	2004	2003
Number of Lead or Co-managed offerings	19	25	60	51

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 2,119	25.1%	16%	$ 1,834	14.8%
Investment banking	6,245	74.0%	-39%	10,242	82.9%
Other	136	1.6%	-59%	332	2.7%
Total Revenues	8,500	100.7%	-32%	12,408	100.4%
Less: Interest expense	56	0.7%	12%	50	0.4%
Net Revenues	8,444	100.0%	-32%	12,358	100.0%
Non-interest expenses:
Employee compensation and benefits	5,119	60.6%	-28%	7,061	57.1%
Occupancy and equipment rental	292	3.5%	-9%	320	2.6%
Communications and office supplies	448	5.3%	-1%	451	3.6%
Commissions and floor brokerage	325	3.8%	32%	247	2.1%
Other operating expenses	127	1.5%	N/a	- -	0.0%
Total Non-interest expenses	6,311	74.7%	-22%	8,079	65.4%
Income before income taxes	2,133	25.3%	-50%	4,279	34.6%

Net revenues decreased 32% principally due to a decrease in the number of lead or co-managed equity, debt, closed end funds or trust preferred offerings. For the third quarter the Equity Capital Markets group lead or co-managed 19 equity, debt, closed end funds or trust preferred offerings compared to 25 such offerings in the 2003 third quarter. Employee compensation and benefits, principally variable compensation, decreased 28%, as a result of decreased production. Employee compensation and benefits as a percentage of net revenue increased to 60.6% due to decreased production. Other non-compensation expenses remained relatively unchanged. As a result, income before income taxes decreased 50% to $2.1 million.

Results of Operations for Fixed Income Capital Markets - Nine Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 4,931	42.1%	-7%	$ 5,313	52.6%
Investment banking	6,820	58.3%	42%	4,793	47.5%
Interest	587	5.0%	-11%	658	6.5%
Other	24	0.2%	14%	21	0.2%
Total Revenues	12,362	105.6%	15%	10,785	106.8%
Less: Interest expense	655	5.6%	-5%	687	6.8%
Net Revenues	11,707	100.0%	16%	10,098	100.0%
Non-interest expenses:
Employee compensation and benefits	8,433	72.0%	12%	7,519	74.5%
Occupancy and equipment rental	549	4.7%	8%	508	5.0%
Communications and office supplies	654	5.6%	-13%	752	7.5%
Commissions and floor brokerage	100	0.9%	26%	80	0.8%
Other operating expenses	461	3.9%	26%	367	3.6%
Total Non-interest expenses	10,197	87.1%	11%	9,226	91.4%
Income before income taxes	1,510	12.9%	73%	872	8.6%

Net revenues increased 16% in the first nine months of 2004 as compared to the same period in 2003 principally due to a 42% increase in investment banking revenues. The number of senior or co-managed offerings increased to 111 in the first nine months of 2004 from 93 in the first nine months of 2003. Employee compensation and benefits, principally variable compensation, increased 12% over the comparable nine month period in 2003 as a result of increased productivity, and as a percentage of net revenues decreased to 72% from 75% when compared to the same period in 2003. Other non-interest expenses remained relatively unchanged. As a result, income before income taxes increased 73% to $1.5 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Number of Senior or Co-managed offerings	29	31	111	93

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	September-04			September-03
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 1,574	43.4%	7%	$ 1,476	49.6%
Investment banking	2,080	57.4%	39%	1,501	50.5%
Interest	156	4.3%	-40%	260	8.8%
Other	8	0.3%	33%	6	0.1%
Total Revenues	3,818	105.4%	18%	3,243	109.0%
Less: Interest expense	195	5.4%	-27%	269	9.0%
Net Revenues	3,623	100.0%	22%	2,974	100.0%
Non-interest expenses:
Employee compensation and benefits	2,518	69.5%	-13%	2,884	97.0%
Occupancy and equipment rental	181	5.0%	10%	165	5.5%
Communications and office supplies	235	6.5%	-5%	247	8.3%
Commissions and floor brokerage	31	0.8%	21%	25	0.9%
Other operating expenses	94	2.6%	-21%	120	4.0%
Total Non-interest expenses	3,059	84.4%	-11%	3,441	115.7%
Income before income taxes	564	15.6%	N/a	(467)	-15.7%

Net revenues increased 22% in the 2004 third quarter. While the number of senior managed or co-managed offerings decreased to 29 from 31 in the same period one year earlier, the size of the offerings and the amount of underwriters discount earned on these offerings increased along with increased private placement and financial advisory fees. Employee compensation and benefits as a percentage of net revenues decreased to 70% as a result of increased production. Other non-compensation expenses remained relatively unchanged and as a result, income before income taxes increased to $564,000 from a loss before income taxes of $467,000 one year earlier.

Results of Operations for Other Segment - Nine Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	September-04		September-03
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	2,862	74%	1,643
Non-interest expenses:
Employee compensation and benefits	13,603	21%	11,210
Other operating expenses	9,981	14%	8,738
Total Non-interest expenses	23,584	18%	19,948
Losses before income tax	(20,722)	13%	(18,305)

The Other segment net revenues, in the first nine months of 2004 when compared to the same period in 2003, increased primarily as a result of gains on investments. Employee compensation and benefits increased resulting from increased incentive compensation from increased firm profitability. Other operating expenses increased primarily as a result of increased trade processing and increased litigation settlement charges. As a result of a greater increase in non-operating expenses over net revenues, losses before income tax increased 13% to $20.7 million for the Other segment.

Results of Operations for Other Segment - Three Months

The following table presents consolidated information for the Other Segment for the respective periods indicated.

	September-04		September-03
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	913	-6%	976
Non-interest expenses:
Employee compensation and benefits	3,837	-7%	4,133
Other operating expenses	3,120	-27%	4,303
Total Non-interest expenses	6,957	-18%	8,436
Losses before income taxes	(6,044)	-19%	(7,460)

Other revenue decreased resulting principally from losses on investments. Employee compensation and benefits decreased due to a decrease in the firm wide discretionary incentive compensation based on profitability and a decrease in benefits expense resulting from better than previously provided for utilization of self-insured health care.

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

In the first nine months of 2004, the Company purchased $1.9 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

During the first nine months of 2004, the Company repurchased 414,936 shares of its common stock, under existing board authorizations, at an average price of $19.26 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 597,732 shares of its common stock. The Company reissued 872,619 shares of common stock for its employee benefit plans at an average share price of $9.82.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the United States Securities and Exchange Commission ("SEC") with regard to liquidity and capital requirements. At September 30, 2004, SN & Co. had net capital of $86.0 million, which was 34.55% of its aggregate debit items, and $81.0 million in excess of the minimum required net capital.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one o f which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies were required to apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R also was required to be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

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

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2003. As of September 30, 2004, the Company's contractual obligations have not materially changed from December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

The management of the Company, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of September 30, 2004.

Further, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the third quarter ended September 30, 2004:

(Periods)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2004 - July 31, 2004	181,421	$20.48	181,421	658,292
August 1, 2004 - August 31, 2004	50,667	$18.78	50,667	607,625
September 1, 2004 - September 30, 2004	9,893	$20.05	9,893	597,732

Total	241,981	$20.11	241,981

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase it's common stock in the open market or in negotiated transactions. The Company's authorization is for up to 1,800,000 shares, which includes the most recent authorization in May 2002 to purchase an additional 1,000,000 shares.

Item 6. Exhibits

  Exhibits:

11- Statement re computation of per share earnings (set forth in "Note F - Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))

31.1- Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2- Certification by the Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 9, 2004	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 9, 2004	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.