Form 10-K
period 2004-12-31
STIFEL FINANCIAL CORP
filed 2005-03-15
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 1-9305

STIFEL FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1273600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 N. Broadway, St. Louis, Missouri	63102-2188
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	314-342-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.15 per share	New York Stock Exchange Chicago Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

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
Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2004 (the last business day of the Registrant's second fiscal quarter), was approximately $190.8 million, based on the closing sale price of the Common Stock on the New York Stock Exchange on that date.

Shares of Common Stock outstanding at February 28, 2005: 10,040,003 shares, par value $.15 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Stockholders to be held May 11, 2005, are incorporated by reference in Part III hereof. Exhibit Index located on pages 64 and 65.

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

  Our goals, intentions, and expectations;
  Our business plans and growth strategies; and
  Estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, changes in general economic, and business conditions.

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

The Company offers securities-related financial services through its wholly owned operating subsidiaries, Stifel Nicolaus and Century Securities Associates, Inc. ("CSA"). These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States from 135 locations. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region.

Business Segments

The Company's business has four segments: Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Financial information for each of the three years ended December 31, 2004, 2003, and 2002 is included in the consolidated financial statements and notes thereto (see Note R of Notes to Consolidated Financial Statements). Such information is hereby incorporated by reference.

Narrative description of business

As of February 28, 2005, the Company employed 1,204 individuals. Of these, Stifel Nicolaus employed 1,195, of which 466 were employed as private client and institutional sales people. In addition, 174 investment executives were affiliated with CSA as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 176,000 client accounts. No single client accounts for a material percentage of any segment of the Company's business.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client group over the past five years. At February 28, 2005, the Private Client Group employed 818 individuals.

Stifel Nicolaus Private Client

Stifel Nicolaus had 86 private client branches located in 17 states, primarily in the Midwest. Its 442 investment executives provide a broad range of services and financial products to their clients. While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes equity securities, through initial public offerings and secondary markets, and taxable and tax-exempt fixed income products to its private clients, including municipal, corporate, government agency and mortgage-backed securities, preferred stock, and unit investment trusts. In addition, Stifel Nicolaus distributes insurance and annuity products and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75% of the purchase price, depending upon the size of the transaction.

CSA Private Client

CSA had affiliations with 174 independent contractors in 47 branch offices and 91 satellite offices in 30 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

Customer Financing

Client securities transactions are effected on either a cash or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, The New York Stock Exchange, Inc. ("NYSE") margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline, which could reduce the value of its collateral below the amount of the customers' indebtedness.

EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes corporate finance, research, syndicate, over-the-counter equity trading, and institutional sales and trading. At February 28, 2005, the Equity Capital Markets segment employed 109 individuals.

Corporate Finance

The corporate finance group consisted of 32 professionals and support associates, located in St. Louis, Chicago, Denver, and Louisville, and is involved in public and private equity and preferred underwritings for corporate clients, merger and acquisition advisory services, fairness opinions, and evaluations. Stifel Nicolaus focuses on small and mid-cap companies, primarily financial institutions.

Research

The research department consisted of 31 analysts and support associates, located in St. Louis, Kansas City, and Denver, who publish research on 306 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

Syndicate

The syndicate department, which consisted of five professionals and support associates, coordinates the marketing, distribution, pricing, and stabilization of the Company's lead and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

Over-the-Counter Equity Trading

The Company trades as principal and agency in the over-the-counter market. The over-the-counter equity trading group, which consisted of six professionals and support associates, acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. At February 28, 2005, Stifel Nicolaus made a market in 329 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

Institutional Sales and Trading

The institutional equity sales and trading group consisted of 35 professionals and support associates who provide equity products to its institutional accounts in both the primary and secondary markets. Primary equity issues are generally underwritten by Stifel Nicolaus' corporate finance group. At February 28, 2005, the institutional equity sales and trading department had 635 institutional accounts.

FIXED INCOME CAPITAL MARKETS

The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. At February 28, 2005, the Fixed Income Capital Markets segment employed 78 individuals.

Public Finance

Public finance consists of 45 professionals and support associates, with offices in St. Louis, Denver, Orlando, Wichita, and Milwaukee. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through these offices.

Institutional Sales and Competitive Underwriting and Trading

Institutional sales, consisting of 33 professionals and support associates, is comprised of taxable and tax-exempt sales departments located in St. Louis, Brookfield WI, and Denver. Stifel Nicolaus buys both tax-exempt and taxable products, primarily municipal, corporate, government agency, and mortgage-backed securities for its own account, maintains an inventory of these products, and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with approximately 1,527 accounts at February 28, 2005.

OTHER SEGMENT

In addition to its private client segment and capital markets segments, Stifel Nicolaus clears transactions for another independent introducing broker-dealer. Revenues and costs associated with clearing these transactions are included in the Other Segment. The Company also includes unallocated interest expense, interest income from stock borrow activities, and interest income and gains and losses on investments held in the Other Segment revenue. The Company includes in the Other Segment the unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration. At February 28, 2005, the Company employed 199 persons in this segment.

BUSINESS CONTINUITY

The Company has developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to its St. Louis headquarters facility. All business critical functions can be supported without the St. Louis headquarters either through our redundant computer capacity in our Denver location or from our branch locations directly to our third party securities processing vendor through its primary or redundant facilities. Systems have been designed so that the Company can route all mission critical processing activity through Denver to alternate locations which can be staffed with relocated personnel as appropriate.

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

Management relies on the expertise acquired in its market area over its 114-year history, its personnel, and its equity capital to operate in the competitive environment.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SRO"), principally the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board, and the national securities exchanges, such as the NYSE. SROs adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, the Sarbanes-Oxley Act establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) the implementation of an internal control structure and procedures for financial reporting; (3) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company and their assessment of the company's internal controls over financial statement reporting; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; (6) increased work by the company's independent auditors to audit management's assessment of internal controls; and (7) new and increased civil and criminal penalties for violations of the securities laws. Compliance with these aspects of the Sarbanes-Oxley Act, particularly Section 404, has significantly increased our costs.

In 2003, the NASD required certain member firms, including Stifel Nicolaus and CSA, to conduct a self-assessment of compliance with the requirement to provide breakpoint discounts in certain mutual fund sales transactions where customers were eligible to receive them. Stifel Nicolaus and CSA voluntarily expanded the scope of the required self-assessment to include all trades over $2,500 for years 2001 through 2003. Based upon the results of the self-assessment review, the NASD required that firms either conduct a trade-by-trade analysis or participate in a mail notification process. Stifel Nicolaus and CSA were subsequently required to do the following: 1) reimburse, with interest, any customers identified in the self-assessment process that did not receive appropriate breakpoint discounts, 2) establish reserves for other customers who may make claims for reimbursement, and 3) send notice by no later than January 15, 2004, to all customers who made purchases of Class A mutual fund shares since January 1, 1999, that they may be entitled to similar refunds. The Company has responded to all claim forms received to date and reimbursed customers for discounts not previously provided. The Company has determined that the vast majority of potential claims have been resolved and any future claims submitted through this process will not have a material adverse effect on its results of operations.

In 2004, similar to the review of break-points, the Company began a review of potential discounts under mutual fund Net Asset Value (NAV) transfer programs. Generally, NAV transfer programs offer clients an opportunity to transfer funds from one mutual fund to another without incurring a fee, or load. The firm has completed a review of potential NAV transfers for years 2003 and 2004 and determined that payments made to date and any potential future payments will not have a material adverse effect on its results of operations. The NASD is currently reviewing the Company's process of evaluating transactions for NAV transfer discounts and providing reimbursement to customers.

Also in 2003, the SEC and the NASD began inquiries throughout the industry of late trading and market timing activity in connection with the sales of mutual funds. The SEC has asked firms, including Stifel Nicolaus, that use the National Securities Clearing Corporation's Fund/SERV system to submit and clear mutual fund orders, to review systems and controls for mutual fund orders intended to prevent late trading, and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. As a result of prior internal reviews and the SEC-requested reviews of systems and controls, Stifel Nicolaus has changed certain policies and procedures relating to the receipt and supervision of mutual fund orders. Stifel Nicolaus has provided information to the SEC and the NASD in conjunction with their industry-wide review of mutual fund trading practices. In 2004 Stifel Nicolaus & Company, Inc. was fined $125,000 by the NASD for potential weaknesses relating to mutual fund order processing. Prior to the examination conducted by the NASD, the Company identified these potential weaknesses through its own internal review and implemented appropriate changes on or about September 15, 2003. It is important to note that our review did not identify any instances of late trading of mutual funds and that the NASD's findings relate to supervisory systems and written procedures, not actual instances of late trading.

As broker-dealers, Stifel Nicolaus and CSA are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC, which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel Nicolaus computes its net capital under the alternative method. CSA computes its net capital under the aggregate indebtedness method.

Under SEC rules, a broker-dealer may be prohibited from expanding its business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE and NASD, including censures, fines, suspension, or expulsion. Stifel Nicolaus had net capital of approximately $86.5 million at December 31, 2004, which was approximately 38.0% of aggregate debit balances and approximately $82.0 million in excess of required net capital. CSA had net capital of approximately $2.4 million at December 31, 2004, which was approximately $2.3 million in excess of the required net capital.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC.

The Company's website is http://www.stifel.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on the Company's website are Company's Executive Committee, Audit/Finance Committee charter, Compensation Committee charter, and Nominating/Corporate Governance Committee charter. Copies of the Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics governing our directors, officers, and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "Investor Relations" and are available in print upon request of any stockholder to the Chief Financial Officer or requested on the Company's website. Within the time period required by the SEC and the New York Stock Exchange, Inc. (the "NYSE") the Company will post on its website any modifications to any of the available documents. The Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102, telephone: (314) 342-2000.

The public may read and copy the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information may also be obtained from the SEC's Website at http://www.sec.gov.

ITEM 2. PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters and operations, and CSA's headquarters are located in 96,000 square feet of leased office space in St. Louis. The Company leases a total of 88 office locations, of which the Private Client segment maintains 86 leased offices in 17 states, primarily in the Midwest. The Fixed Income Capital Markets segment resides in seven leased locations. The Equity Capital Markets segment occupies leased space in seven locations. The Company's management believes that, at the present time, the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2004, was approximately $11.0 million. Further information about the lease obligations of the Company is provided in Note E of the Notes to Consolidated Financial Statements filed with and made a part hereof.

ITEM 3. LEGAL PROCEEDINGS

See Note J of the Notes to Consolidated Financial Statements filed with and made a part hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of securities holders during the fourth quarter of 2004.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

Name	Age	Positions or Offices With the Company and Stifel Nicolaus
Ronald J. Kruszewski	46	Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus
Scott B. McCuaig	55	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
James M. Zemlyak	45	Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Senior Vice President, Co-Chief Operating Officer, Chief Financial Officer, and Director of Stifel Nicolaus
Walter F. Imhoff	73	Senior Vice President of Stifel Nicolaus and Director of the Company
David D. Sliney	35	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus
David M. Minnick	48	Senior Vice President and General Counsel of the Company and Stifel Nicolaus

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

David D. Sliney has been a Senior Vice President of the Company since May 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel Nicolaus and has served as a Director of Stifel Nicolaus since May 2003. Mr. Sliney is also responsible for the Company's Operations and Technology departments. Mr. Sliney joined Stifel Nicolaus in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm's Equity Syndicate Department.

David M. Minnick has served as Senior Vice President and General Counsel of the Company and Stifel Nicolaus since October 2004. Prior thereto, Mr. Minnick served as Vice President and Counsel for A. G. Edwards & Sons, Inc. from August 2002 through October 2004, Senior Regional Attorney for NASD Regulation, Inc. from November 2000 through July 2002, as an attorney in private law practice from September 1998 through November 2000, and as General Counsel and Managing Director of Morgan Keegan & Company, Inc. from October 1990 through August 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Market Information

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock, as reported on the NYSE Consolidated Transactions Reporting System, for each full quarterly period for the calendar years are as follows:

	STOCK PRICE*
	HIGH	LOW
YEAR 2004 BY QUARTER
First	$22.31	13.74
Second	21.15	16.20
Third	21.30	17.48
Fourth	24.68	19.04
YEAR 2003 BY QUARTER
First	$9.17	8.21
Second	9.77	8.55
Third	10.39	8.93
Fourth	14.84	9.96

*All stock price amounts reflect the four-for-three stock split distributed in September 2004.

b. Holders

The approximate number of stockholders of record on March 1, 2005, was 4,300.

c. Dividends

On May 9, 2002, the Company announced the elimination of future cash dividends on common stock.

On August 23, 2004, the Company announced a four-for-three stock split in the form of a stock dividend. The additional shares were distributed on September 15, 2004, to shareholders on record as of September 1, 2004.

See restrictions related to the payment of dividends in "Liquidity and Capital Resources" contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and made part hereof.

d. Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is contained in "Equity Compensation Plan Information," included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the fourth quarter ended December 31, 2004:

(Periods)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2004 - October 31, 2004	45,376	$19.77	45,376	552,356
November 1, 2004 - November 30, 2004	2,460	$19.30	2,460	549,896
December 1, 2004 - December 31, 2004	10,100	$22.95	10,100	539,796

Total	57,936	$20.31	57,936

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase it's common stock in the open market or in negotiated transactions. The Company is authorized to purchase up to 1,800,000 shares, which includes the most recent authorization in May 2002 to purchase an additional 1,000,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(in thousands, except per share amounts)		YEARS ENDED DECEMBER 31,
		2004	2003	2002	2001	2000
REVENUES	Commissions	$ 95,692	$ 82,127	$ 68,327	$ 70,439	$ 84,423
	Investment banking	57,818	49,705	45,918	37,068	21,700
	Principal transactions	46,163	47,419	39,453	34,089	28,733
	Asset management and service fees	35,504	28,021	25,098	24,769	24,189
	Interest	13,051	12,243	14,544	21,866	35,479
	Other	2,961	2,105	773	759	3,324
	Total revenues	251,189	221,620	194,113	188,990	197,848
	Less: Interest expense	4,366	5,108	6,319	11,722	20,594
	Net revenues	246,823	216,512	187,794	177,268	177,254

NON-INTEREST EXPENSES	Employee compensation and benefits	157,314	140,973	126,726	120,889	117,229
	Occupancy and equipment rental	21,445	19,278	18,631	17,673	15,120
	Communications and office supplies	10,330	10,740	10,737	10,799	10,879
	Commissions and floor brokerage	3,658	3,263	3,373	3,269	3,059
	Other operating expenses	17,459	17,198	23,533	21,251	16,278
	Total non-interest expenses	210,206	191,452	183,000	173,881	162,565
	Income before income taxes	36,617	25,060	4,794	3,387	14,689
	Provision for income taxes	13,469	10,053	2,014	1,377	5,486
	Net income	$ 23,148	$ 15,007	$ 2,780	$ 2,010	$ 9,203

PER SHARE DATA	Basic earnings	$ 2.39	$ 1.63	$ .30	$ .21	$ .98
	Diluted earnings	$ 1.88	$ 1.37	$ .26	$ .19	$ .90
	Cash dividends	--	--	$ .05	$ .09	$ .09

STATEMENT OF FINANCIAL CONDITION AND OTHER DATA	Total assets	$382,314	$412,239	$422,976	$440,559	$458,312
	Long-term obligations	$61,767	$ 61,541	$ 63,227	$ 38,512	$ 36,469
	Stockholders' equity	$131,312	$100,045	$ 79,990	$ 78,622	$ 74,178
	Net income as % average equity	19.72%	17.09%	3.44%	2.58%	13.33%
	Net income as % total revenues	9.22%	6.77%	1.43%	1.06%	4.65%
	Average common shares and share equivalents used in determining earnings per share:
	Basic	9,702	9,233	9,377	9,549	9,343
	Diluted	12,281	10,971	10,892	10,653	10,225

All share and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.
Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States. Although the Company has offices throughout the United States, its major geographic area of concentration is in the Midwest and, to a lesser extent, the Rocky Mountain Region. The Company's principal customers are individual investors, with the remaining client base composed of corporations, municipalities, and institutions.

The Company's operating results for the year ended December 31, 2004 correlated to the equity markets performance, which fluctuated throughout the year. The year began where the prior year ended, as investor's confidence in the equity markets remained high during the first quarter. However, investors became more tentative during the second and third quarters over concerns about the continuing war in Iraq, uncertainty about the outcome of the presidential election and the resultant economic and taxing policies of the new administration, increased oil prices, and the decreased value of the dollar. However, during the fourth quarter the markets responded favorably to the results of the presidential election.

The three major equity indices, key indicators of investors' confidence, the Dow Jones Industrial Average, the Standard & Poor's 500 Index, and the Nasdaq Composite closed the year up 3.1%, 9.0%, and 8.6%, respectively, over their December 31, 2003, closing.

During the latter half of 2004, the Federal Reserve Board raised the fed funds rate five times increasing the rate from its 45-year low of 1% in 2003 to 2.25% at December 31, 2004.

The rate increases had a dramatic effect on mortgage-backed securities issuance industry wide, which fell by nearly one-half from the record volume in the previous year. Excluding mortgage-backed securities, total bond issuance declined less than one percent from the previous year.

The Company continued to execute its growth strategy. During 2004 the Company opened 6 offices for a total of 88 in 17 states.

Results of Operations For The Company

The following table presents major categories of revenue and expenses for the Company for the respective periods.

	December 31, 2004			December 31, 2003			December 31, 2002
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$141,855	58	10	$129,546	60	20	$107,780	57
Investment banking	57,818	23	16	49,705	23	8	45,918	24
Asset management and service fees	35,504	14	27	28,021	13	12	25,098	13
Interest	13,051	5	7	12,243	5	(16)	14,544	8
Other	2,961	2	41	2,105	1	172	773	1
Total revenues	251,189	102	13	221,620	102	14	194,113	103
Less: Interest expense	4,366	2	(15)	5,108	2	(19)	6,319	3
Net revenues	246,823	100	14	216,512	100	15	187,794	100
Non-Interest Expenses
Employee compensation and benefits	157,314	64	12	140,973	65	11	126,726	67
Occupancy and equipment rental	21,445	9	11	19,278	9	3	18,631	10
Communication and office supplies	10,330	4	(4)	10,740	5	0	10,737	6
Commissions and floor brokerage	3,658	1	12	3,263	2	(3)	3,373	2
Other operating expenses	17,459	7	2	17,198	7	(27)	23,533	12
Total non-interest expenses	210,206	85	10	191,452	88	5	183,000	97
Income before income taxes	$ 36,617	15	46	$ 25,060	12	423	$ 4,794	3

2004 As Compared To 2003 -- Total Company

The Company's total revenues increased $29.6 million, a 13% increase over 2003 and recorded its ninth consecutive annual increase in net revenues (total revenues less interest expense) of $30.3 million, a 14% increase over 2003.

The favorable market conditions experienced industry wide, particularly in the first and fourth quarters, contributed to the strong performance of the Private Client Group as individual investors gained confidence in the markets. As a result, commissions and principal transactions increased 10% to $141.9 million. Investment banking revenues increased 16%, as the market for equity underwriting remained strong during 2004 in conjunction with improved municipal finance underwriting.

Asset management and service fees increased 27% to $35.5 million principally due to increased asset management fees for wrap accounts, which are billed based upon the value of the assets maintained in the account, (See Assets under management in 2004 compared to 2003-Private Client), as well as increased account service fees and increased distribution fees for money market funds, which increased due to increased number of customer trades and increased money market balances.

Net interest increased 22% or $1.6 million principally as a result of increased interest revenue on customer margin accounts, which increased 6% to $10.3 million resulting from increased rates charged to those customers. Interest expense decreased 15% to $4.3 million primarily as a result of decreased stock loan activity during the year in conjunction with decreased bank borrowings.

Other revenues increased 41% to $2.9 million as a result of increased gains on investments.

Total non-interest expenses increased 10% to $210.2 million, primarily as a result of increased employee compensation and benefits and increased occupancy and equipment rental.

Employee compensation and benefits, which comprises 64% of net revenues, down from 65% in 2003, increased 12% to $157.3 million in conjunction with increased productivity and profitability. A portion of compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout, in connection with the Company's expansion efforts. The upfront notes are amortized over a five to ten year period. Excluding transition pay of $8.9 million and $8.2 million from 2004 and 2003, respectively, compensation as a percentage of net revenues totaled 60% compared to 61% in 2003.

Occupancy and equipment rental increased 11% to $21.4 million due to increased number of leased offices resulting from continued expansion and increased statement and trades processing by third party vendors due to increased volume.

Communication and office supplies decreased 4% to $10.3 million resulting primarily from improved vendor pricing for network and frame relay services.

Commission and floor brokerage increased 12% due to increased production.

Other operating expenses increased 2% to $17.5 million. The prior year other operating expenses include the reversal of a $2.0 million charge from the favorable settlement of an arbitration award. Excluding the prior year reversal, other operating expenses decreased 9% from $19.2 million.

The effective tax rate decreased to 36.8% from 40.1% in 2003 as a result of $1.0 million tax benefit resulting from the settlement of a state tax matter covering a number of years.

The current year net income increased 54% to $23.1 million or $1.88 per diluted share from $15,007 or $1.37 per diluted share. The current year results include a first quarter $1.0 million tax benefit or approximately $0.08 per diluted share discussed above. The prior year results include a third quarter reversal of a $1.2 million charge net of tax, or approximately $0.11 per diluted share, resulting from a favorable settlement of an arbitration award.

2003 As Compared To 2002 -- Total Company

The Company's total revenues increased $27.5 million, a 14% increase over 2002, and it posted the eighth consecutive annual increase in net revenues of $28.7 million, a 15% increase over the prior year. The increase in net revenues can be attributed principally to the Company's strong performance of its Private Client Group and improved market conditions as the individual investor returned to the equity markets. As a result, commissions and principal transactions revenues increased 20% to $129.5 million. In addition, investment banking revenues increased 8% to $49.7 million, resulting from improved market conditions for equity underwritings, which offset a decline in municipal finance revenues.

Asset management and service fees increased 12% to $28.0 million from $25.1 million principally due to increased, asset management fees for wrap accounts (See Assets under management in 2004 compared to 2003-Private Client), as well as increased account service fees and increased distribution fees for money market funds, which increased due to increased number of customer trades and increased money market balances.

Net interest declined 13% to $7.1 million. Interest revenue from customer margin accounts decreased 17% to $9.7 million, principally resulting from decreased borrowings and decreased rates charged to those customers. Interest expense decreased $1.2 million, resulting principally from decreased short-term borrowings from banks by the Company to finance customer borrowings on margin accounts along with lower rates charged on those borrowings. The decrease was offset by an increase in interest expense on long-term debt as a result of a full year of interest paid on the $34.5 million 9% debenture to Stifel Financial Capital Trust I (the "Trust") issued in April 2002 compared to a partial year of interest paid in 2002 on the debenture along with a partial year of interest paid on the $10.0 million long-term note to Western and Southern Life Insurance Company, a significant shareholder, bearing interest of 8% per annum.

Other revenues increased 172% to $2.1 million as a result of an increase in cash surrender value of life insurance for outside directors and an increase in gain on investments resulting from improved market conditions.

Total non-interest expenses increased $8.5 million to $191.5 million, principally due to increased employee compensation and benefits, offset by a decrease in other expenses.

Employee compensation and benefits, which comprises 65% of net revenues, down from 67% in 2002, increased 11% to $141.0 million in conjunction with increased productivity and profitability. A portion of compensation and benefits includes transition pay in connection with the Company's expansion efforts. Excluding transition pay of $8.2 million and $8.8 million from 2003 and 2002, respectively, compensation as a percentage of net revenues totaled 61% compared to 63% in 2002.

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

The current year net income increased 440% over the prior year net income to $15.0 million or $1.37 per diluted share from $2,780 or $0.26 per diluted share.

The current year results include a third quarter reversal of a $1.2 million charge, net of tax, or approximately $0.11 per diluted share, resulting from the favorable settlement of an arbitration award. The prior year results include a third quarter after-tax charge of $3.5 million, or $0.33 per diluted share, related to that arbitration award and other legal matters as discussed in other expense.

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

Results of Operations For Private Client Group

The following table present consolidated information for the Private Client Group segment for the respective periods.

	December 31, 2004			December 31, 2003			December 31, 2002
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$130,788	70	11	$117,441	72	23	$95,356	70
Investment banking	13,709	7	17	11,684	7	14	10,208	7
Asset management and service fees	35,486	19	27	27,961	17	13	24,672	18
Interest	10,290	6	6	9,751	6	(20)	12,168	9
Other	448	- -	- -	- -	- -	- -	- -	- -
Total revenues	190,721	102	14	166,837	102	17	142,404	104
Less: Interest expense	3,920	2	5	3,742	2	(38)	5,995	4
Net revenues	186,801	100	15	163,095	100	20	136,409	100
Non-Interest Expenses
Employee compensation and benefits	107,777	58	13	95,249	58	16	82,394	60
Occupancy and equipment rental	11,994	6	11	10,822	7	5	10,319	8
Communication and office supplies	5,730	3	(9)	6,274	4	(2)	6,416	5
Commissions and floor brokerage	2,609	1	17	2,237	1	3	2,174	2
Other operating expenses	11,580	7	(10)	12,930	8	(28)	17,995	12
Total non-interest expenses	139,690	75	10	127,512	78	7	119,298	87
Income before income taxes	$ 47,111	25	32	$ 35,583	22	106	$ 17,111	13

2004 Compared To 2003 -- Private Client Group

During the year, the Private Client Group continued to grow its sales force by adding 27 investment executives and 27 independent contractors. Additionally the Company continued to upgrade its investment executive sales force by terminating low producers. The average production for the Company's investment executives increased 8% over the 2003 production.

	December 31, 2004	December 31, 2003	December 31, 2002
Investment Executives	439	412	412
Independent Contractors	182	155	131

Private Client Group total revenues increased 14% to $190.7 million, principally due to the increase in commissions and principal transactions, which increased 11% to $130.8 million, resulting from improved market conditions for retail investors. In addition, commissions from investment banking increased due principally to the increased number of lead or co-managed transactions (see 2004 compared to 2003 - Equity Capital Markets and 2004 compared to 2003 Fixed Income Capital Markets).

Asset management and service fees increased principally due to increased wrap fees resulting from improved market conditions in conjunction with an increase in the number of accounts along with increased account service fees and distribution fees received for money market accounts.

Assets Under Management	December 31, 2004	December 31, 2003	December 31, 2002
Value	$ 1,379,128,000	$ 1,000,656,000	$ 680,547,000
Number of accounts	7,616	6,452	5,919

Interest revenue increased as a result of increased rates charged on customer borrowings' to finance securities transactions. Interest expense increased as a result of increased rates from banks to finance customer borrowings.

Other revenue increased principally due to gains on investments held for investment executives deferred compensation.

Employee compensation and benefits increased due to increased production by investment executives. As a percentage of net revenues employee compensation and benefits remained unchanged from the prior year. Employee compensation and benefits includes transition pay in connection with the Company's expansion efforts. Excluding transition pay of $8.2 million and $7.7 million from 2004 and 2003, respectively, compensation as a percentage of net revenues decreased slightly to 53% from 55%.

Occupancy and equipment rental increased due to an increase in the number of leased offices and increased statement and trade processing by third party vendors due to increased production.

Communication and office supplies decreased 9% to $5.7 million resulting primarily from improved vendor pricing for network and frame relay services.

Commissions and floor brokerage increased with increased production.

Other operating expenses decreased due to decreased legal settlements and bad debt expense. Year-to-year comparisons of other operating expenses were impacted by the prior year $2.0 million reversal of an arbitration award previously discussed (see 2004 Compared to 2003 -- Total Company).

Primarily as a result of the increased production, income before income taxes for the Private Client Group increased 32% to $47.1 million.

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

Asset management and service fees increased principally due to increased wrap fees, which are billed based upon the value of the assets maintained in the account (See Assets under management in 2004 compared to 2003 Private Client), as well as increased account service fees and distribution fees received for money market accounts.

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

Employee compensation and benefits increased, principally due to increased production by investment executives. As a percentage of net revenues, employee compensation and benefits decreased to 58% from 60% in the prior year. Employee compensation and benefits includes transition pay, in connection with the Company's expansion efforts. Excluding transition pay of $7.7 million and $8.2 million from 2003 and 2002, respectively, compensation and benefits as a percentage of net revenues decreased to 54% from 55%.

Income before income taxes for the Private Client Group increased due to the increase in revenue production in conjunction with a decrease in other non-interest expenses. Year-to-year comparisons of "other non-interest expenses" were impacted by the $2.0 million reversal of an arbitration award in 2003. In 2002, "other expenses" include a $6.5 million charge related to that arbitration award and other legal matters (see 2003 Compared to 2002 -- Total Company).

Results of Operations For Equity Capital Markets

The following table presents consolidated information for the Equity Capital Markets Group segment for the respective periods.

	December 31, 2004			December 31, 2003			December 31, 2002
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$ 9,281	24	13	$ 8,250	23	4	$ 7,969	25
Investment banking	29,047	75	10	26,465	75	16	22,907	71
Other	758	2	(29)	1,068	3	(25)	1,427	5
Total revenues	39,086	101	9	35,783	101	11	32,303	101
Less: Interest expense	230	1	(8)	250	1	(14)	292	1
Net revenues	38,856	100	9	35,533	100	11	32,011	100
Non-Interest Expenses
Employee compensation and benefits	21,336	55	5	20,289	57	6	19,079	60
Occupancy and equipment rental	1,203	3	- -	1,206	3	9	1,109	3
Communication and office supplies	1,951	5	(1)	1,964	6	(7)	2,114	7
Commissions and floor brokerage	913	2	- -	910	3	(14)	1,064	3
Other operating expenses	795	2	112	376	1	113	176	1
Total non-interest expenses	26,198	67	6	24,745	70	5	23,542	74
Income before income taxes	$12,658	33	17	$ 10,788	30	27	$ 8,469	26

2004 Compared to 2003 -- Equity Capital Markets

The Equity Capital Markets Group ("ECM Group") posted a 9% increase in net revenues to a record $38.9 million over the 2003 record performance.

Increased underwriting activity during 2004 resulted in increased investment banking revenues and increased commissions and principal transactions revenue, which increased 10% and 13%, respectively. During the year the ECM Group lead or co-managed, 87 equity, debt, closed-end funds, or trust preferred offerings compared to 69 in 2003.

Other revenue decreased due to decreased Exchange floor membership leases and floor commissions earned.

Non-interest expenses increased 6% primarily as a result of the increase in employee compensation and benefits, principally variable compensation, which increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues decreased to 55% primarily as a result of increased productivity.

Other operating expenses increased principally due to increased travel and entertainment. All other expense categories remained relatively unchanged. As a result, income before income taxes increased 17% to $12.7 million.

2003 Compared to 2002 -- Equity Capital Markets

Net revenues increased 11% to a record $35.5 million over the 2002 record performance.

Income before income taxes increased $2.3 million or 27%, principally due to increased underwriting activity. During the year, the ECM Group lead or co-managed 69 equity, debt, or trust preferred offerings compared to 47 in 2002 due to improved equity markets, particularly in the second half of the year. As a result, investment banking revenues and commissions and principal transactions revenue increased 16% and 4%, respectively. Total non-interest expenses increased $1.2 million due to increased employee compensation and benefits, principally variable compensation as a result of improved productivity and profitability. As a percentage of net revenues, employee compensation and benefits declined to 57% from 60% in the prior year. Excluding employee compensation and benefits, non-interest expenses as a percentage of net revenues declined slightly to 13% from 14% in the prior year.

Results of Operations For Fixed Income Capital Markets

The following table presents consolidated information for the Fixed Income Capital Markets Group segment for the respective periods.

	December 31, 2004			December 31, 2003			December 31, 2002
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$ 6,697	40	(4)	$ 6,944	45	(10)	$ 7,707	46
Investment banking	10,026	60	18	8,478	55	(7)	9,099	54
Interest	754	5	(12)	859	6	3	834	5
Other	32	- -	19	27	- -	(38)	44	1
Total Revenues	17,509	105	7	16,308	106	(8)	17,683	106
Less: Interest expense	879	5	(5)	924	6	(1)	934	6
Net revenues	16,630	100	8	15,384	100	(8)	16,749	100
Non-Interest Expenses
Employee compensation and benefits	11,093	67	8	10,293	67	(5)	10,861	65
Occupancy and equipment rental	746	4	7	700	5	(3)	722	4
Communication and office supplies	870	5	(11)	975	6	(6)	1,034	6
Commissions and floor brokerage	136	1	17	116	1	(15)	136	1
Other operating expenses	807	5	47	550	3	18	466	3
Total non-interest expenses	13,652	82	8	12,634	82	(4)	13,219	79
Income before income taxes	$ 2,978	18	8	$ 2,750	18	(22)	$ 3,530	21

2004 Compared To 2003 -- Fixed Income Capital Markets

During the year the Fixed Income Capital Markets Group (FICM Group) senior or co-managed 143 deals, down slightly from 145 deals in 2003. However, the underwriter's discount earned on those transactions in 2004 increased resulting in increased investment banking fees and principal transactions which increased to $10.0 million and $5.3 million, respectively. Principal transaction revenues for corporate debt securities and mortgage-backed securities decreased approximately $1.2 million as a result of the poor interest rate environment attributed to the increase in the fed funds rate by the Federal Reserve Board. As a result, net revenues increased 8% to $16.6 million in 2004 for the FICM Group.

Non-interest expense increased 8% principally due to increased employee compensation and benefits resulting from increased productivity and profitability. Employee compensation and benefits as a percentage of net revenue remained unchanged. Other operating expenses increased resulting principally from increased travel and promotion. As a result, income before income taxes increased 8% to $3.0 million.

2003 Compared To 2002 -- Fixed Income Capital Markets

FICM Group recorded income before income taxes of $2.8 million, down 22% from 2002. While the number of senior or co-managed deals decreased slightly, from 147 in 2002 to 145 in 2003, the amount of underwriter's discount earned on those transactions declined more significantly, resulting in decreased investment banking fees and institutional commissions. As a result, total revenues declined $1.4 million, offset by a decrease in non-interest expenses of $585,000, principally employee compensation and benefits, which declined due to decreased productivity and profitability. As a percentage of net revenues, employee compensation and benefits increased to 67% from 65%.

Results of Operations For Other Segment

The following table presents consolidated information for Other Segment for the respective periods.

	December 31, 2004			December 31, 2003			December 31, 2002
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Net revenues	$ 4,536	100	82	$ 2,500	100	(5)	$2,625	100
Non-Interest Expenses
Employee compensation and benefits	17,109	377	13	15,142	606	5	14,391	548
Other operating expenses	13,557	299	19	11,419	457	(9)	12,550	478
Total non-interest expenses	30,666	676	16	26,561	1,062	(1)	26,941	1,026
Loss before income taxes	$(26,130)	(848)	- -	$(24,061)	(962)	- -	$(24,316)	(926)

2004 Compared to 2003 -- Other Segment

Net revenues increased 82% as a result of increased gain on investments and increased net interest resulting from decreased interest charged on bank borrowings.

Total non-interest expenses increased 16% as a result of increased employee compensation primarily due to increased incentive compensation, which increased with Company profitability. Other operating expenses increased primarily as a result of increased trade processing and increased litigation settlement charges.

2003 Compared to 2002 -- Other Segment

Net revenues decreased 5% principally due to increased interest expense offset by gains on investments and increase cash surrender value for certain outside directors. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities less an internal allocation to the Private Client and Capital Markets segments for use of capital. Total non-interest expenses decreased 1%, resulting from a decrease in litigation settlement charges, offset by an increase in employee compensation and benefits, principally in incentive compensation, which increased with total Company profitability.

Liquidity and Capital Resources

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debenture to Trust, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available ongoing credit arrangements with banks totaled $205 million at December 31, 2004, of which $205 million was unused. There are no compensating balance requirements under these arrangements. There were no short-term borrowings at December 31, 2004. At December 31, 2003, short-term borrowings were $5.7 million at an average rate of 1.38%, of which $3.7 million were collateralized by customer-owned securities of $13.9 million. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The remaining short-term borrowings of $2.0 million were collateralized by company-owned securities valued at $9.7 million. The average bank borrowing was $3.6 million, $8.0 million, and $49.0 million in 2004, 2003, and 2002, respectively, at weighted average daily interest rates of 1.74%, 1.66%, and 2.25%, respectively. At December 31, 2004 and 2003, Stifel Nicolaus had a stock loan balance of $33.2 million and $116.9 million, respectively, at weighted average daily interest rates of 2.12% and 1.05%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $81.6 million, $119.5 million, and $118.5 million in 2004, 2003, and 2002, respectively, at weighted average daily effective interest rates of 1.37%, 1.17%, and 1.71%, respectively. Customer securities were utilized in these arrangements.

On April 25, 2002, the Trust, a Delaware Trust and wholly-owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities ("trust preferred securities") for $34.5 million (net proceeds of approximately $32.9 million after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture (the "debenture") purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities. The trust preferred securities may be redeemed by the Company, and in turn, the Trust would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly. At December 31, 2004, the fair value of the trust preferred securities was $37.7 million, which also equals the fair value of the debenture, as it has the same terms as the trust preferred securities. The Company has also provided a guarantee to the Trust to pay all non-interest expenses of the Trust until the Trust is liquidated.

As of December 31, 2003, the Company elected to apply the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R") to the Trust. The adoption resulted in the deconsolidation of the Trust, and the trust preferred securities are now presented as "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition.

The Company paid $6.3 million, $3.8 million, and $3.5 million for the issuance of upfront notes to investment executives for transition pay for the years ended December 31, 2004, 2003, and 2002, respectively. The Company amortizes these notes over a five- to ten-year period. Compensation expense related to the amortization of these notes was $5.8 million, $7.9 million, and $5.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

On February 19, 2002, the Company entered into a $4.0 million sale-leaseback arrangement for certain office furniture and equipment. The Company made quarterly payments of approximately $320,000. At the time of the original sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which was amortized ratably over the life of the lease. The transaction is accounted for as an operating lease. The lease expired in February 2005, and the Company exercised its option to purchase the equipment at 15% of the original purchase price.

On May 9, 2002, the Company's board of directors authorized the repurchase of up to 1,000,000 additional shares on top of the existing authorization of 800,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes. Further, the Company announced on May 9, 2002, the elimination of future cash dividends on its common stock.

The Board of Directors of the Company authorized a tender offer to purchase up to 1,133,333 shares of Stifel Financial Corp., or approximately 12% of its outstanding common stock (including associated preferred stock purchase rights), at a price of $9.94 per share. The tender offer commenced on September 5, 2003, and expired on October 10, 2003. On September 4, 2003, the last trading day prior to the commencement of the offer, the closing price per share reported on The New York Stock Exchange was $9.41. Based on the final count by the depositary for the tender offer, the Company purchased 116,628 shares, representing approximately 1.2% of outstanding shares, at a purchase price of $9.94 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $1.2 million.

Exclusive of the tender offer, the Company repurchased 472,872, 107,017, and 760,165 shares for the years ending December 31, 2004, 2003, and 2002, respectively, using existing board authorizations, at average prices of $19.38, $9.19, and $9.04 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 942,615, 388,423, and 261,144 shares for the years ending December 31, 2004, 2003, and 2002, respectively, for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 539,796 shares.

The Company purchased $3.7 million, $2.4 million, and $3.2 million in fixed assets during 2004, 2003, and 2002, respectively, consisting of information technology equipment, leasehold improvements, and furniture and fixtures.

Management believes that funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet its present and anticipated financing needs and fund the Company's continued expansion for the next 12 months.

Stifel Nicolaus and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At December 31, 2004, Stifel Nicolaus had net capital of approximately $86.5 million, which exceeded the minimum net capital requirements by approximately $82.0 million and CSA had net capital of $2.4 million, which was $2.3 million in excess of minimum required net capital. Stifel Nicolaus and CSA may not be able to pay cash dividends from its equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2004, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following critical accounting policies and estimates are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Valuation of Securities and Investments

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, of $9.1 million and $11.1 million at December 31, 2004 and 2003, respectively, which consist primarily of investments in private equity partnerships, start up companies, and other venture capital investments, are included under the caption "Investments" and carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

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

Accounting and Reporting Developments

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's 2004 Annual Report, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

Recent Accounting Pronouncements

In January 2003, the FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one of which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FIN 46R, which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies were required to apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R was required to be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

The Company's wholly-owned subsidiary, the Trust, is considered an SPE. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the retroactive reclassification of the obligation from the preferred trust offering from the caption "Guaranteed preferred beneficial interest in subordinated debt securities" to "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition. Other than the retroactive reclassification, the adoption of FIN 46R did not have an impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows. For the interim period ending March 31, 2004, the Company adopted FIN 46R for its remaining variable interest entities that are not SPEs, which did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards Board ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures in its Statement of Financial Condition certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for periods beginning after June 15, 2003. On November 7, 2003, the FASB staff issued FASB Staff Position No. 150-3 ("FSP No. 150-3"), which deferred certain provisions of SFAS No. 150. The Company has adopted the provisions of SFAS No. 150 and FSP No. 150-3. The adoption of these provisions did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB revised Statement No. 123 (SFAS No. 123R), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R will be effective for the Company for the quarter ended September 30, 2005. The Company will adopt the provisions of SFAS No. 123R, effective July 1, 2005, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at December 31, 2004, the Company expects compensation expense, as determined in accordance with SFAS No. 123, to be approximately $345,000 before income taxes during the second half of 2005. The Company will incur additional expense during 2005 related to new awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the consolidated financial statements.

Off-balance Sheet Arrangements

See Note K of Notes to Consolidated Financial Statements for off-balance sheet arrangements.

Contractual Obligations

The following table sets forth the Company's contractual obligations to make future payments as of December 31, 2004.

(In thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Debenture to Stifel Financial Capital Trust I (1)	$ 34,500	--	--	--	--	--	$ 34,500
Interest on debenture (1)	85,388	3,105	3,105	3,105	3,105	3,105	69,863
LLC non-interest bearing notes (2)	24,598	--	--	--	4,600	10,600	9,398
Liabilities subordinated to general creditors	4,347	634	779	720	914	1,300	--
Operating leases	36,890	8,171	6,860	5,409	4,503	3,928	8,019
Capital leases	41	41		--	--	--	--
Communication and quote minimum commitments	7,611	4,487	2,004	845	169	106	--
Total	$193,375	$16,438	$12,748	$10,079	$13,291	$19,039	$121,780

(1) Debenture to Stifel Financial Capital Trust I is callable at par no earlier than June 30, 2007, but no later than June 30, 2032.

(2) The Company invested in zero coupon U.S. Government securities in the amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. At December 31, 2004, these securities had a carrying value of $18,184 and are included under the caption "Investments" on the consolidated statement of financial condition.

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

	December 31, 2004		December 31, 2003
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at Fair Value	Owned		Owned
U.S. Government obligations	$ 1,379	$ 911	$ 2,246	$1,047
State and municipal bonds	13,659	411	13,707	257
Corporate obligations	3,619	942	3,130	385
Corporate stocks	9,363	10,054	5,332	4,350
	$28,020	$12,318	$24,415	$6,039

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

At December 31, 2004, securities, primarily from customer margin and securities borrowing transactions of approximately $279 million were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for stock loans ($24.3 million), Options Clearing Corporation ("OCC") margin requirements ($31.5 million), and customer short sales ($7.3 million).

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives the Company right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of counterparties and borrowers and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

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

The Company experienced an increase in the number of Private Client Group claims beginning in fiscal year 2001 as a result of the downturn in the equity markets. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's legal reserves policy under "Critical Accounting Policies and Estimates"; see also "Legal Proceedings."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Stifel Financial Corp.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Stifel Financial Corp. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report, appearing on page 32, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

March 11, 2005

INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corp.
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonabe assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

March 11, 2005
St. Louis, Missouri

Consolidated Statements of Financial Condition

	(Dollars In Thousands)	December 31, 2004	December 31, 2003
Assets	Cash and cash equivalents	$ 21,145	$ 12,236
	Cash segregated under federal and other regulations	6	5
	Receivable from brokers and dealers:
	Securities failed to deliver	977	1,782
	Deposits paid for securities borrowed	15,887	22,983
	Clearing organizations	21,559	10,213
		38,423	34,978
	Receivable from customers, net of allowance for doubtful receivables of $47 and $82, respectively
		201,303	255,499
	Securities owned, at fair value	28,020	14,725
	Securities owned and pledged, at fair value	- -	9,690
		28,020	24,415
	Investments	34,824	33,427
	Memberships in exchanges	300	328
	Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $22,894 and $20,694, respectively

		9,116	8,320
	Goodwill	3,310	3,310
	Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $782 and $1,397, respectively

		16,455	15,902
	Deferred tax asset	7,637	5,525
	Other assets	21,775	18,294
	TOTAL ASSETS	$382,314	$412,239

See Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Condition (continued)

	(In Thousands, Except Share Amounts)	December 31, 2004	December 31, 2003
Liabilities and Stockholders' Equity	Drafts payable	$21,963	$ 20,596
	Short-term borrowings from banks	- -	5,650
	Payable to brokers and dealers:
	Securities failed to receive	1,842	1,688
	Deposits received from securities loaned	33,225	116,986
	Clearing organizations	6,873	6,043
		41,940	124,717
	Payable to customers	61,368	44,103
	Securities sold, but not yet purchased, at fair value	12,318	6,039
	Accrued employee compensation	28,599	26,034
	Obligations under capital leases	41	192
	Accounts payable and accrued expenses	23,047	23,514
	Debenture to Stifel Financial Capital Trust I	34,500	34,500
	Other	24,598	24,598
		248,374	309,943
	Liabilities subordinated to claims of general creditors	2,628	2,251

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued

	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 10,234,200 and 7,675,781 shares, respectively
		1,152	1,152
	Additional paid-in capital	64,419	56,939
	Retained earnings	73,525	51,168
		139,096	109,259
	Less:
	Treasury stock, at cost, 342,202 and 608,640 shares, respectively
		6,012	7,235
	Unearned employee stock ownership plan shares, at cost, 184,371 and 154,545 shares, respectively	1,772	1,979
		131,312	100,045
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,314	$412,239

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

		Years Ended December 31,
(In Thousands, Except Per Share Amounts)		2004	2003	2002
Revenues	Commissions	$ 95,692	$ 82,127	$ 68,327
	Investment banking	57,818	49,705	45,918
	Principal transactions	46,163	47,419	39,453
	Asset management and service fees	35,504	28,021	25,098
	Interest	13,051	12,243	14,544
	Other	2,961	2,105	773
	Total revenues	251,189	221,620	194,113
	Less: Interest expense	4,366	5,108	6,319
	Net revenues	246,823	216,512	187,794
Non-interest Expenses	Employee compensation and benefits	157,314	140,973	126,726
	Occupancy and equipment rental	21,445	19,278	18,631
	Communications and office supplies	10,330	10,740	10,737
	Commissions and floor brokerage	3,658	3,263	3,373
	Other operating expenses	17,459	17,198	23,533
	Total non-interest expenses	210,206	191,452	183,000
	Income before income taxes	36,617	25,060	4,794
	Provision for income taxes	13,469	10,053	2,014
	Net income	$ 23,148	$ 15,007	$ 2,780
Earnings per Common Share And Share Equivalents*
	Net income per share:
	Basic earnings per share	$ 2.39	$ 1.63	$ 0.30
	Diluted earnings per share	$ 1.88	$ 1.37	$ 0.26

*All shares and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

					Treasury Stock and Unearned Employee Stock Ownership Plan
			Additional Paid-In Capital				Unamortized Expense of Restricted Stock Awards
(in thousands,	Common Stock			Retained Earnings
Except share amounts)	Shares	Amount			Shares	Amount		Total
Balance at January 1, 2002	7,675,781	$1,152	$49,595	$33,929	(545,035)	($6,025)	($29)	$78,622
Cash dividends - common stock ($.12 per share)	--	--	--	(463)	--	--	--	(463)
Purchase of treasury shares	--	--	--	--	(570,124)	(6,862)	--	(6,862)
Employee stock ownership plan	--	--	(10)	--	16,264	208	--	198
Employee benefit plans	--	--	403	(85)	155,910	1,581	--	1,899
Stock options exercised	--	--	(112)	--	39,802	441	--	329
Units and restricted stock awards amortization	--	--	3,461	--	--	--	24	3,485
Dividend reinvestment	--	--	--	--	146	2	--	2
Net income for the year	--	--	--	2,780	--	--	--	2,780
Balance at December 31, 2002	7,675,781	1,152	53,337	36,161	(903,037)	(10,655)	(5)	79,990
Purchase of treasury shares	--	--	--	--	(80,263)	(984)	--	(984)
Tender offer	--	--	--	--	(87,471)	(1,158)	--	(1,158)
Employee stock ownership plan	--	--	(12)	--	16,264	208	--	196
Employee benefit plans	--	--	(266)	--	195,633	2,262	--	1,996
Stock options exercised	--	--	(414)	--	95,684	1,112	--	698
Units and restricted stock awards amortization	--	--	4,294	--	--	--	5	4,299
Dividend reinvestment	--	--	--	--	5	1	--	1
Net income for the year	--	--	--	15,007	--	--	--	15,007
Balance at December 31, 2003	7,675,781	1,152	56,939	51,168	(763,185)	(9,214)	--	100,045
Purchase of treasury shares	--	--	--	--	(370,478)	(9,166)	--	(9,166)
Employee stock ownership plan	--	--	184	--	17,623	208	--	392
Employee benefit plans	--	--	2,310	(603)	481,252	6,434	--	8,141
Stock options exercised	--	--	(1,378)	(185)	244,460	3,953	--	2,390
Units amortization	--	--	6,364	--	--	--	--	6,364
Dividend reinvestment	--	--	--	--	5	1	--	1
4-for-3 Stock Split	2,558,419	--	--	(3)	(136,250)	--	--	(3)
Net income for the year	--	--	--	23,148	--	--	--	23,148
Balance at December 31, 2004	10,234,200	$1,152	$64,419	$73,525	(526,573)	$ (7,784)	--	$131,312

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

		Years Ended December 31,
	(in thousands)	2004	2003	2002
Cash Flows From Operating Activities	Net income	$ 23,148	$ 15,007	$ 2,780
	Noncash items included in earnings:
	Depreciation and amortization	4,151	3,266	3,390
	Loans and advances amortization	5,799	7,860	5,298
	Deferred items	(876)	736	502
	Amortization of units and stock benefit	6,756	4,491	3,485
	(Gain) losses on investments	(1,123)	(247)	927
		37,855	31,113	16,382
	Decrease (increase) in operating receivables:
	Customers	54,196	9,147	(491)
	Brokers and dealers	(9,646)	9,169	14,102
	(Decrease) increase in operating payables:
	Customers	17,265	(66,399)	66,425
	Brokers and dealers	89	(6,101)	(22,535)
	Decrease (increase) in assets:
	Cash segregated under federal and other regulations	(1)	25	161
	Securities owned, including those pledged	(3,605)	4,126	(7,895)
	Loans and advancements to investment executives and other employees	(6,352)	(3,785)	(3,542)
	Other assets	(3,599)	(4,476)	1,200
	(Decrease) increase in liabilities:
	Securities sold, not yet purchased	6,279	2,175	1,312
	Drafts payable, accounts payable and accrued expenses, and accrued employee compensation	4,037	5,959	2,687
	Cash From Operating Activities	$96,518	$(19,047)	$ 67,806

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		Years Ended December 31,
	(in thousands)	2004	2003	2002
	Cash From Operating Activities -- From Previous Page	$96,518	$(19,047)	$67,806
Cash Flows From Financing Activities	Net payments for short-term borrowings from banks	(5,650)	(37,750)	(23,400)
	Securities loaned, net of securities borrowed	(76,665)	60,749	(65,584)
	Proceeds from:
	Issuance of stock	8,722	2,700	2,308
	Sale/lease back of office equipment	--	--	3,951
	Issuance of debentures to Stifel Financial Capital Trust I	--	--	34,500
	Payments for:
	Purchases of stock for treasury	(9,166)	(2,142)	(6,862)
	Settlement of long-term debt	--	--	(10,000)
	Offering cost associated with issuing preferred securities	--	--	(1,577)
	Principal payments under capital lease obligation	(151)	(314)	(795)
	Reduction of subordinated debt	(698)	(796)	--
	Cash dividends	--	--	(463)
	Cash From Financing Activities	(83,608)	22,447	(67,922)
Cash Flows From Investing Activities	Proceeds from sale of investments	3,623	2,683	905
	Payments for:
	Acquisition of office equipment and leasehold improvements	(3,729)	(2,383)	(3,183)
	Acquisition of investments	(3,895)	(5,349)	(35)
	Cash From Investing Activities	(4,001)	(5,049)	(2,313)
	Increase (decrease) in cash and cash equivalents	8,909	(1,649)	(2,429)
	Cash and cash equivalents -- beginning of year	12,236	13,885	16,314
	Cash and cash equivalents -- end of year	$ 21,145	$ 12,236	$13,885
Supplemental disclosures of cash flow information:	Interest payments	$ 4,460	$ 5,015	$ 4,418
	Income tax payments	$ 15,817	$ 8,998	$ 3,078
Schedule of Noncash Investing and Financing Activities:	Units, net of forfeitures	$ 6,908	$ 6,840	$ 4,368
	Employee stock ownership shares	$ 208	$ 208	$ 197
	Liabilities subordinated to claims of general creditors	$ 1,300	$ 918	$ 1,067

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

Basis of Presentation

The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, principally Stifel Nicolaus. Stifel Nicolaus is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is registered as a futures commission merchant with the Commodity Futures Trading Commission. All material intercompany balances and transactions are eliminated in consolidation.

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

Common Stock Split

On August 23, 2004, Stifel Financial Corp. announced a four-for-three stock split in the form of a stock dividend. The additional shares were distributed on September 15, 2004, to shareholders on record as of September 1, 2004. Each shareholder received one additional share for every three shares owned. Cash was distributed in lieu of fractional shares. The number of shares outstanding and amounts per share in the condensed consolidated statements of operations and the notes to condensed consolidated financial statements have been restated to give retroactive effect to the stock split.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term, highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Security Transactions

Securities owned, and securities sold, but not yet purchased, are carried at fair value, and unrealized gains and losses are included in principal transaction revenues. Interest and dividends for trading securities owned and securities sold, but not yet purchased, are included in principal transaction revenues.

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

Securities Borrowing and Lending Activities

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash with the lender generally in excess of the market value of securities borrowed. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned generally on a daily basis, with additional collateral obtained or refunded as necessary. Substantially all of these transactions are executed under master netting agreements, which give the Company right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set off in the Company's Statements of Financial Condition.

Fair Value

Substantially all of the Company's financial instruments are carried at fair value or amounts that approximate fair value. Securities owned, and securities sold, but not yet purchased are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Other than those separately discussed in the Notes to Consolidated Financial Statements, the Company's remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

Investments

The "Investments" caption on the Consolidated Statement of Financial Condition contains the Company's investments in securities that are marketable and securities that are not readily marketable. Marketable securities are carried at either fair value, based on quoted market or dealer prices, or accreted cost. The fair value of investments, for which a quoted market or dealer price is not available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $9,071 and $11,121 at December 31, 2004 and 2003, respectively. The marketable investments carried at fair value were $7,569 and $5,181 at December 31, 2004 and 2003 respectively. Investments carried at accreted cost were $18,184 and $17,125, at December 31, 2004 and 2003, respectively (See Note O).

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

Deferred Compensation

Deferred compensation costs are amortized on a straight-line basis over a three to five year deferral period.

Investment Banking

Investment banking revenue is recorded at the time the related transaction is completed. Investment banking revenues include advisory fees, management fees, underwriting fees, net of reimbursable expenses, and sales credits, earned in connection with the distribution of the underwritten securities. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Asset Management and Service Fees

Asset management and service fees are recorded when earned and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees on managed accounts.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations to account for its employees' participation in the Company's stock plans. Based on the provisions of the plans, no compensation expense has been recognized for options issued under these plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
Net income
As reported	$23,148	$15,007	$2,780
Stock-based employee compensation expense determined under a fair value method for all awards, net of income taxes (1)	(545)	(1,108)	(935)
Pro forma	$22,603	$13,899	$1,845
Basic earnings per share
As reported	$ 2.39	$ 1.63	$ 0.30
Pro forma	$ 2.33	$ 1.51	$ 0.20
Diluted earnings per share
As reported	$ 1.88	$ 1.37	$ 0.26
Pro forma	$ 1.85	$ 1.27	$ 0.17

  In 2004, the Company amended its Employee Stock Purchase Plan ("ESPP") and under the provisions of FASB Statement No. 123, the amended plan is considered non-compensatory. In 2003 and 2002, the ESPP was considered compensatory and a pro-forma expense of $488 and $251, respectively, were included above.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies (Continued)

Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred taxes to amounts expected to be realized.

Comprehensive Income

The Company had no other comprehensive income items; accordingly, net income and other comprehensive income are the same.

Goodwill

The Company accounts for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note G). In accordance with this guidance, the Company does not amortize goodwill over their useful lives. Goodwill is tested at least annually for impairment and identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was immediately effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to originally be applied as of July 1, 2003. However, the FASB subsequently issued numerous FASB Staff Positions attempting to clarify and improve the application of FIN 46, one of which deferred the effective date of FIN 46 to the fourth quarter of 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which clarifies the definition of a variable interest, exempts entities that are businesses from its scope, and partially delays the effective date of FIN 46 for certain entities. The delay notwithstanding, public companies were required to apply either FIN 46 or FIN 46R to special purpose entities ("SPEs"), as defined, no later than the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company). FIN 46R was required to be applied to all variable interest entities that are not SPEs no later than the end of the first reporting period ending after March 15, 2004.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies (Continued)

Recent Accounting Pronouncements (Continued)

The Company's wholly owned subsidiary, Stifel Financial Capital Trust I (the "Trust"), is considered an SPE. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the retroactive reclassification of the obligation from the preferred trust offering from the caption "Guaranteed preferred beneficial interest in subordinated debt securities" to "Debenture to Stifel Financial Capital Trust I" in the consolidated statements of financial condition (see Note L). Other than the retroactive reclassification, the adoption of FIN 46R did not have an impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows. At March 31, 2004, the Company adopted FIN 46R for its remaining variable interest entities that are not SPEs, which did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures in its Statement of Financial Condition certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for periods beginning after June 15, 2003. On November 7, 2003, the FASB staff issued FASB Staff Position No. 150-3 ("FSP No. 150-3"), which deferred certain provisions of SFAS No. 150. In 2003, the Company adopted the effective provisions of SFAS No. 150. In 2004, the Company adopted the deferred provisions of SFAS No. 150. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (SFAS No. 123R), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R will be effective for the quarter ended September 30, 2005. The Company will adopt the provisions of SFAS No. 123R, effective July 1, 2005, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at December 31, 2004, the Company expects compensation expense, as determined in accordance with SFAS No. 123, to be approximately $345, before income taxes during the second half of 2005. The Company will incur additional expense during 2005 related to new awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the consolidated financial statements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE B -- Cash Segregated Under Federal and Other Regulations

At December 31, 2004, cash of $6 has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Exchange Act. Stifel Nicolaus performs a weekly reserve calculation for proprietary accounts of introducing brokers. At December 31, 2004, no deposit was required.

NOTE C -- Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased at December 31, 2004 and 2003, are as follows:

	December 31, 2004		December 31, 2003
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 1,379	$911	$ 2,246	$1,047
State and municipal bonds	13,659	411	13,707	257
Corporate obligations	3,619	942	3,130	385
Corporate stocks	9,363	10,054	5,332	4,350
	28,020	$12,318	24,415	$6,039
Less: Securities owned and pledged	- -		(9,690)
Total	$28,020		$14,725

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Securities owned and pledged" in the Consolidated Statements of Financial Condition.

NOTE D -- Short-Term Financing

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. The Company borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available ongoing credit arrangements with banks totaled $205,000 at December 31, 2004, of which $205,000 was unused. There are no compensating balance requirements under these arrangements. There were no short-term borrowings at December 31, 2004. At December 31, 2003, short-term borrowings were $5,650 at an average rate of 1.38%, of which $3,650 was collateralized by customer-owned securities of $13,858. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The remaining short-term borrowings of $2,000 were collateralized by Company-owned securities valued at $9,690. The average bank borrowing was $3,672, $8,003, and $48,971 in 2004, 2003, and 2002, respectively, at a weighted average daily interest rate of 1.74%, 1.66%, and 2.25%, respectively. At December 31, 2004 and 2003, the Company had a stock loan balance of $33,225 and $116,986, respectively, at weighted average daily interest rates of 2.12% and 1.05%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $81,635, $119,528, and $118,498 in 2004, 2003, and 2002, respectively, at weighted average daily effective interest rates of 1.37%, 1.17%, and 1.71%, respectively. Customer securities were utilized in these arrangements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE E -- Commitments and Contingencies

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2004, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, the Company had pledged customer-owned securities valued at $31,525, at December 31, 2004. The amounts on deposit satisfied the minimum margin deposit requirement of $24,405.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had pledged $3,642 in cash, at December 31, 2004. The amounts on deposit satisfied the minimum margin deposit requirement of $1,497.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company's' liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for The Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

The future minimum rental and third-party vendor service commitments at December 31, 2004, with initial or remaining non-cancelable terms in excess of one year, some of which contain escalation clauses and renewal options, are as follows:

Year Ended December 31	Capital Leases	Operating Leases and Service Agreements
2005	$ 41	$12,658
2006	--	8,864
2007	--	6,254
2008	--	4,672
2009	--	4,034
Thereafter	--	8,019
Minimum Commitments	$ 41	$44,501

Rental expense for the years ended December 31, 2004, 2003, and 2002, approximated $11,025, $10,135, and $9,907, respectively. The Company amortizes office lease incentives on a straight-line basis over the life of the lease.

Office equipment, under capital leases, with a recorded cost of approximately $332, net of amortization of $294, and $883, net of amortization of $704, at December 31, 2004 and 2003, respectively, collateralizes the above capital lease obligations and is included in the Consolidated Statements of Financial Condition under the caption of "Office equipment and leasehold improvements."

Amortization and depreciation expense of assets under capital lease and owned furniture and equipment for 2004, 2003, and 2002 was $2,931, $3,053, and $3,390, respectively.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE E -- Commitments and Contingencies (Continued)

On February 19, 2002, the Company entered into a $4,000 sale-leaseback arrangement for certain office furniture and equipment. The Company made quarterly principal payments of approximately $320, included in the previous table. At the time of the original sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which was amortized ratably over the life of the lease. The transaction was accounted for as an operating lease. The lease expired in February 2005 and the Company exercised its option to purchase the equipment at 15% of the original purchase price.

NOTE F -- Net Capital Requirements

As a register broker-dealer, Stifel Nicolaus is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "rule"), which requires the maintenance of minimum net capital, as defined. Stifel Nicolaus has elected to use the alternative method permitted by the rule that requires maintenance of minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions, as defined. The rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. Another subsidiary, Century Securities Associates, Inc. ("CSA"), is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At December 31, 2004, Stifel Nicolaus had net capital of $86,508, which was 38.03% of aggregate debit items and $81,958 in excess of minimum required net capital. CSA had net capital of $2,428, which was $2,291 in excess of minimum required net capital.

NOTE G -- Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, management estimates the fair value of each of the Company's reporting units (generally defined as the company's businesses for which financial information is available reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected July 31st as its annual impairment testing date.

The carrying amount of goodwill attributable to each of the Company's reportable segments is presented in the following table:

	December 31, 2004	December 31, 2003
Private Client Group	$ 454	$ 454
Equity Capital Markets	1,676	1,676
Fixed Income Capital Markets	1,180	1,180
Total	$ 3,310	$ 3,310

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE H -- Employee Benefit Plans

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Contributions to the PSP were based upon a company match of 50% of the employees' first one thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 333,333 shares of the Company's common stock. The amounts charged to employee compensation and benefits for the PSP were $419, $418, and $425, for 2004, 2003, and 2002, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Parent on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $170) to total compensation. In 1997, the Company purchased 330,750 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Company and the ESOP. At December 31, 2004, the plan held 497,748 shares, of which 184,371 shares, with a fair value of $3,863, were unallocated. The Company charged to employee compensation and benefits $392, $196, and $198 for the ESOP contributions for 2004, 2003, and 2002, respectively.

NOTE I -- Stock-Based Compensation Plans

The Company has several stock-based compensation plans, which are described below. All option plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the Plans, determine to whom options may be granted under the Plans, and determine the terms of each option.

Stock Option/Incentive Award Plans

The Company has four fixed stock option plans and four incentive stock award plans. Under the Company's 1983 and 1985 Incentive Stock Option Plans, the Company granted options up to an aggregate of 600,000 shares to key employees. Under the Company's 1987 non-qualified stock option plan, the Company granted options up to an aggregate of 133,333 shares. Under the Company's 1997 and 2001 Incentive Stock Plan, the Company may grant incentive stock options, stock appreciation rights, restricted stock, performance awards, and stock units up to an aggregate of 4,266,667 shares. Options under these plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The options generally vest ratably over a three- to five-year vesting period. The Company has also granted stock options to external board members under a non-qualified plan and the "Equity Incentive Plan for Non-Employee Directors." Under the Equity Incentive Plan for Non-Employee Directors, the Company may grant stock options and stock units up to 200,000 shares. The exercise price of the option is equal to market value at the date of the grant and are exercisable six months to one year from date of grant and expire ten years from date of grant. Under the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for Investment Executives, the Company may grant stock units up to 933,333 shares.

For our proforma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0.00%, 0.00%, and 0.00%; expected volatility of 28.4%, 25.8%, and 32.6%; risk-free interest rates of 3.41%, 3.05%, and 3.82%; and expected lives of 5.66 years, 5.00 years, and 5.00 years.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE I -- Stock-Based Compensation Plans (Continued)

The summary of the status of the Company's fixed stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
Fixed Options	Shares		Shares		Shares
Outstanding at beginning of year	2,204,187	$8.50	2,067,377	$7.92	1,824,580	$7.80
Granted	55,164	19.24	322,000	10.98	391,333	8.18
Exercised	(317,795)	8.09	(127,606)	5.48	(53,069)	5.66
Forfeited	(72,435)	9.56	(57,584)	7.93	(95,467)	8.02
Outstanding at end of year	1,869,121	$8.85	2,204,187	$8.50	2,067,377	$7.92
Options exercisable at year-end	1,195,395		1,196,725		997,973
Weighted-average fair value of options granted during the year	$6.54		$3.11		$2.72

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$3.70 - $7.46	331,968	3.84	$ 6.82	331,968	$ 6.82
7.50 - 7.80	338,666	6.42	7.77	173,874	7.76
7.83 - 8.25	382,120	5.06	8.01	324,174	8.03
8.29 - 8.78	323,981	7.39	8.56	132,448	8.52
8.81 - 11.48	336,728	5.55	9.75	212,519	9.84
13.89 - 20.95	155,658	9.26	16.21	20,412	14.62
$3.70 - $20.95	1,869,121	5.93	$8.84	1,195,395	$8.14

Employee Stock Purchase Plan

Under the 1998 Employee Stock Purchase Plan, which was in effect through 2002, and the 2003 Employee Stock Purchase Plan (collectively the "ESPP"), the Company is authorized to issue up to 200,000 and 266,667 shares of common stock, respectively, to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees could choose each year to have a specified percentage of their compensation withheld in 1% increments not to exceed 10%. The participant could also specify a maximum dollar amount to be withheld. At the beginning of every year, each participant was granted an option to purchase up to 1,333 shares of common stock at a price equal to the lower of 85% of the beginning-of-year or end-of-year fair market value of the common stock. In 2004, the 2003 ESPP was amended and the employees elected monthly to purchase a minimum of 5 shares to a maximum of 1,333 shares, not to exceed 1,333 shares for the calendar year. At the beginning of every month, each participant is granted an option to purchase up to 1,333 shares of common stock at a price equal to the lower of 5% of the beginning-of-month or end-of-month fair market value of the common stock. Approximately 32% to 36% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company granted 266,661, 252,144, and 199,789 shares to employees in 2004, 2003, and 2002, respectively.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE I -- Stock-Based Compensation Plans (Continued)

Under the provisions of SFAS No. 123 the amended 2003 ESPP, is considered non-compensatory. In 2003 and 2002, the ESPP was considered compensatory and the fair value of each employee's purchase rights was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 0.00% and 0.49%; expected volatility of 23.7% and 32.6%; risk-free interest rates of 1.23% and 2.00%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2003, and 2002 was $1.10 and $1.41, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from the Company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. As of December 31, 2004, there were 1,341,104 units outstanding under this deferred compensation plan. The Company charged $2,766, $1,981, and $1,940 to employee compensation and benefits relating to units granted under this plan for 2004, 2003, and 2002, respectively.

Stifel Nicolaus has a deferred compensation plan for its investment executives ("I.E.s") who achieve certain levels of production, whereby a certain percentage of their earnings is deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by the I.E.s. I.E.s may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. I.E.s have no ownership in the mutual funds. Included on the consolidated Statement of Financial Condition under the caption "Investments" are $4,308 in 2004 and $3,528 in 2003 in mutual funds that were purchased by the Company to economically hedge its liability to the I.E.s that choose to base the performance of their return on the index mutual fund option. I.E.s may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain I.E.s, upon joining the firm, may receive Company stock units in lieu of transition cash payments. Deferred compensation for both plans cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of December 31, 2004, there were 1,905,663 units outstanding under this deferred compensation plan. Charges to employee compensation and benefits related to these plans were $4,300, $2,243, and $1,988 for 2004, 2003, and 2002, respectively.

Under the Equity Incentive Plan for Non-Employee Directors, the Company granted stock units to non-employee directors that elected to defer their director compensation. Participants that elected to defer their compensation were given a 25% matching contribution by the Company. Beginning in May 2004, all directors' compensation is deferred without a matching contribution by the Company. These units are 100% vested and are distributable after five full calendar years. Directors' fees are expensed on the grant date. As of December 31, 2004, there were 59,036 units outstanding under this plan. The Company charged $259, $156, and $121 to directors' fees relating to units granted under this plan for 2004, 2003, and 2002, respectively.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE J -- Legal Proceedings

The Company is named in and subject to various proceedings and claims incidental to its securities business activities, including lawsuits, arbitration claims and regulatory matters. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management does not believe that the resolution of such litigation and claims will have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

On November 3, 2003, the Company announced the favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in October 2002 against Stifel Nicolaus. The claims arose in connection with the activities of a former Stifel Nicolaus broker in its Pikeville, Kentucky office. The arbitration award was vacated in part and affirmed in part by a U.S. District Court judgment entered in August 2003. The District Court's judgment was on appeal to the U.S. Court of Appeals for the Sixth Circuit. The settlement resulted in a reversal of the original charge of approximately $1.2 million after tax, or $0.11 per diluted share, to the 2003 third quarter earnings.

NOTE K -- Off-Balance Sheet Credit Risk

The Company clears and executes transactions for one introducing broker-dealer. Pursuant to the clearing agreement, the introducing broker-dealer guarantees the performance of its customers to the Company. To the extent the introducing broker-dealer is unable to satisfy its obligations under the terms of the clearing agreement, the Company would be secondarily liable. However, the potential requirement for the Company to fulfill these obligations under this arrangement is remote. Accordingly, no liability has been recognized for these transactions.

In the normal course of business, the Company executes, settles, and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions settle generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

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

The Company manages its risks associated with the aforementioned transactions through position and credit limits, and the continuous monitoring of collateral. Additional collateral is required from customers and other counterparties when appropriate.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE K -- Off-Balance Sheet Credit Risk (continued)

At December 31, 2004, securities, primarily from customer margin and securities borrowing transactions, of approximately $279,000 were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for stock loans ($24,287), OCC margin requirements ($31,525), and customer short sales ($7,289).

Concentrations of Credit Risk

The Company maintains margin and cash security accounts for its customers located throughout the United States. The majority of the Company's customer receivables are serviced by branch locations in Missouri and Illinois.

NOTE L -- Debenture to Stifel Financial Capital Trust I

On April 25, 2002, Stifel Financial Capital Trust I (the "Trust"), a Delaware Trust and nonconsolidated wholly owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities ("trust preferred securities") for $34.5 million (net proceeds of approximately $32.9 million after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture (the "debenture") purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities. The trust preferred securities may be redeemed by the Company, and in turn, the Trust would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly. At December 31, 2004, the fair value of the trust preferred securities was $37,674, which also equals the fair value of the debenture, as it has the same terms as the trust preferred securities. The Company has also provided a guarantee to the Trust to pay all non-interest expenses of the Trust until the Trust is liquidated.

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE N -- Liabilities Subordinated to Claims of General Creditors

The Company has a deferred compensation plan available to I.E.s who achieve a certain level of production, whereby a certain percentage of their earnings is deferred as defined by the plan, a portion of which is deferred in stock units and the balance into optional investment choices. The Company obtained approval from the New York Stock Exchange to subordinate the liability for future payments to I.E.s for that portion of compensation not deferred in stock units. The Company issued cash subordination agreements to participants in the plan pursuant to provisions of Appendix D of Exchange Act Rule 15c3-1 and included in its computation of net capital the following:

	Distribution January 31,
Plan Year		Amount
1999	2005	$ 634
2000	2006	779
2001	2007	720
2002	2008	914
2003	2009	1,300
		4,347
	Unamortized expense	(1,719)
		$ 2,628

At December 31, 2004, the fair value of the liabilities subordinated to claims of general creditors using interest rates commensurate with borrowings of similar terms was $3,554.

NOTE O -- Investments in Qualified Missouri Businesses

The Company formed two Limited Liability Corporations, referred to collectively as "the LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's consolidated Statement of Financial Condition under the caption "Other" liabilities. Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. These securities, carried at accreted cost of $18,184 and $17,125 at December 31, 2004 and 2003, respectively, are held to maturity and are included under the caption "Investments." The fair value of the securities is $20,265 and $19,624 at December 31, 2004 and 2003, respectively. The remaining proceeds were invested in qualified Missouri businesses.

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These securities, valued at approximately $3,607 and $3,962 at December 31, 2004 and 2003, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

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

NOTE Q -- Income Taxes

The Company's provision (benefit) for income taxes consists of:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$ 12,669	$ 7,827	$1,548
State	2,912	1,799	356
	15,581	9,626	1,904
Deferred:
Federal	(1,717)	347	89
State	(395)	80	21
	(2,112)	427	110
	$13,469	$10,053	$2,014

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2004	2003	2002
Federal tax computed at statutory rates	$ 12,816	$ 8,772	$1,630
State income taxes, net of federal income tax benefit	1,514	1,237	264
Settlement of a state tax matter	(1,000)	--	--
Other, net	139	44	120
Provision for income taxes	$13,469	$10,053	$2,014

The effective tax rates for the years ended December 31, 2004, 2003, and 2002 were 36.8%, 40.1%, and 42.0%, respectively. The change is due to a $1.0 million tax benefit recorded in 2004 resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the year ending December 31, 2004 was 39.5%. The 2003 effective tax rate decreased from 2002 as a result of a non-taxable gain on cash surrender value in 2003 as compared to a non-taxable loss in 2002.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE Q -- Income Taxes (continued)

The net deferred tax asset consists of the following temporary differences:

		December 31, 2004	December 31, 2003
Deferred Tax Asset	Accruals not currently deductible	$1,131	$1,846
	Deferred compensation	4,525	1,159
	Acquired net operating loss	624	830
	Deferred revenue	58	--
	Office equipment and leasehold improvements	--	585
	Investment valuation	1,970	739
	Reserve for bad debt	324	574
	Deferred Tax Asset	8,632	5,733
Deferred Tax Liability	Customer and employee receivable	--	(30)
	Office equipment and leasehold improvements	(325)	--
	Prepaid expenses	(565)	--
	Intangible assets, principally tax over book amortization	(105)	(178)
	Deferred Tax Liability	(995)	(208)
	Net Deferred Tax Asset	$7,637	$5,525

The Company has a capital loss carry forward of $4,200 relating to investment portfolio. This capital loss carry forward consists of $1,900 that expires in December 2006 and $2,300 that expires December 2007. The Company also has acquired a net operating loss that is being used for tax purposes over ten years and will expire in 2010.

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

NOTE R - Segment Reporting

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

Information concerning operations in these segments of business is as follows:

	Years ended December 31,
	2004	2003	2002
Net Revenues
Private Client Group	$186,801	$163,095	$133,452
Equity Capital Markets	38,856	35,533	32,011
Fixed Income Capital Markets	16,630	15,384	16,749
Other	4,536	2,500	5,582
Total Net Revenues	$246,823	$216,512	$187,794
Operating Contributions
Private Client Group	$ 47,111	$ 35,583	$ 14,154
Equity Capital Markets	12,658	10,788	8,469
Fixed Income Capital Markets	2,978	2,750	3,530
Other/Unallocated Overhead	(26,130)	(24,061)	(21,359)
Income before income taxes	$ 36,617	$ 25,060	$ 4,794

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE S -- Earnings Per Share

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share.

	Years Ended December 31,
	2004			2003			2002
			Per Share Amount			Per Share Amount			Per Share Amount
	Income	Shares		Income	Shares		Income	Shares
Basic Earnings Per Share
Income available to shareholders	$23,148	9,701,699	$2.39	$15,007	9,232,858	$1.63	$2,780	9,377,591	$0.30
Effect of Dilutive Securities
Employee benefits plans	--	2,579,794	--	--	1,738,468	--	--	1,514,661	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$23,148	12,281,493	$1.88	$15,007	10,971,326	$1.37	$2,780	10,892,252	$0.26

NOTE T - Share Repurchases

On May 9, 2002, the Company's board of directors authorized the repurchase of up to 1,000,000 additional shares on top of an existing authorization of 800,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes.

In 2003 the Board of Directors of the Company authorized a tender offer to purchase up to 1,133,333 shares of Stifel Financial Corp., or approximately 12% of its outstanding common stock (including associated preferred stock purchase rights), at a price of $9.94 per share. The tender offer commenced on September 5, 2003, and expired on October 10, 2003. On September 4, 2003, the last trading day prior to the commencement of the offer, the closing price per share reported on the New York Stock Exchange was $9.41. Based on the final count by the depositary for the tender offer, the Company purchased 116,628 shares, representing approximately 1.2% of outstanding shares, at a purchase price of $9.94 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $1,200.

Exclusive of the tender offer, the Company repurchased 472,872, 107,017 and 760,165 shares for the years ending December 31, 2004, 2003, and 2002, respectively, using existing board authorizations, at average prices of $19.38, $9.19, and $9.04 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. The Company reissued 942,615, 388,423, and 261,144 shares for the year ending December 31, 2004, 2003, and 2002, respectively, for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 539,796 shares.

* * * * * *

Quarterly Results

Quarterly Operating Results (Unaudited)
			Earnings Before Income Taxes	Net Income	Basic Earnings Per Share*	Diluted Earnings Per Share*
		Net Revenues
(in thousands, except per share amounts)	Revenue
Year 2004 By Quarter
First (1)	$68,535	$67,450	$9,800	$6,874	$.71	$.57
Second	60,470	59,411	8,322	5,035.51		.41
Third	56,818	55,695	7,037	4,257.44		.35
Fourth	65,366	64,267	11,458	6,982.72		.56
Year 2003 By Quarter
First	$44,096	$42,733	$ 1,205	$ 722	$ .08	$ .07
Second	53,546	52,252	4,188	2,498.27		.23
Third (2)	61,184	59,925	8,569	5,124.56		.46
Fourth	62,794	61,602	11,098	6,663.72		.59

*All earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

(1) First quarter results include a $1.0 million tax benefit resulting from the settlement of a state tax matter covering a number of years.

(2) Third quarter results include a reversal of approximately $1.2 million, net of tax, due to a favorable settlement of claims that had initially resulted in a $4.5 million arbitration award in the third quarter of 2002 in connection with the activities of a former Stifel Nicolaus broker.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, the management of the Company, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, evaluated the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Kruszewski and Zemlyak determined that such controls and procedures were effective (see Management's Report On Internal Control Over Financial Reporting).

Further, there were no significant changes in the Company's internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and the Company's Code of Ethics is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12(a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2004 Annual Meeting of Stockholders.

The Company has adopted a code of business conduct that applies to the directors, officers and associates that is referred to as the Code of Ethics. The Company makes the Code of Ethics and Corporate Governance Guidelines available free of charge, through its Internet site (http://www.stifel.com). These documents are also available without charge in print upon written request to Stifel Financial Corp., Attn: Investor Relations, One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102. Any amendment to, or waiver of, the Code of Ethics and Corporate Governance Guidelines will be posted on its Internet site within the time period required by the SEC and the NYSE.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors is contained in "Executive Compensation," included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Independent Auditors," included in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements are contained in Item 8 and made part hereof.
(2)	Consolidated Financial Statement Schedules:
Page

	Schedule II - Valuation and Qualifying Accounts	63

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits: See Exhibit Index on pages 64and 65 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 15th day of March 2005.

STIFEL FINANCIAL CORP.
(Registrant)

By /s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 15, 2005, in the capacities indicated.

/s/	Ronald J. Kruszewski Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/	James M. Zemlyak James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

/s/	Robert J. Baer Robert J. Baer	Director

/s/	Bruce A. Beda Bruce A. Beda	Director

/s/	Charles A. Dill Charles A. Dill	Director

/s/	John P. Dubinsky John P. Dubinsky	Director

/s/	Richard F. Ford Richard F. Ford	Director

/s/	Frederick O. Hanser Frederick O. Hanser	Director

/s/	Walter F. Imhoff Walter F. Imhoff	Director

/s/	Robert E. Lefton Robert E. Lefton	Director

/s/	Scott B. McCuaig Scott B. McCuaig	Director

/s/	James M. Oates James M. Oates	Director

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
STIFEL FINANCIAL CORP. AND SUBSIDIARIES

(In Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs And Expenses	Deductions (1)	Balance At End of Period
Year Ended December 31, 2004
Deducted from asset account:
Allowances for doubtful accounts	$ 82	$ 41	$ 76	$ 47
Deducted from asset account:
Allowances for doubtful notes receivables	1,397	142	757	782
Year Ended December 31, 2003
Deducted from asset account:
Allowances for doubtful accounts	144	82	144	82
Deducted from asset account:
Allowances for doubtful notes receivables	677	1,233	513	1,397
Year Ended December 31, 2002
Deducted from asset account:
Allowances for doubtful accounts	229	- -	85	144
Deducted from asset account:
Allowances for doubtful notes receivables	526	581	430	677

(1) Uncollected notes written off and recoveries.

EXHIBIT INDEX

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2004

Exhibit No.		Description
3.	(a)

Restated Certificate of Incorporation and as amended of Financial filed with the Secretary of State of Delaware on May31, 2001, incorporated herein by reference to Exhibit 3.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended June 30, 2001.

	(b)	Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3. (b)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for fiscal year ended July 30, 1993.
4.	(a)	Preferred Stock Purchase Rights of Financial, incorporated herein by reference to Financial's Registration Statement on Form 8-A (File No. 1-9305) filed July 30, 1996.
10.	(a)

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit10.2 to Financial's Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

(b)

1983 Incentive Stock Option Plan of Financial, incorporated herein by reference to Exhibit 4. (a) to Financial's Registration Statement on Form S-8 (Registration File No. 2-94326) filed November 14, 1984. *

(c)

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

Amendment to 1983 Incentive Stock Option Plan, 1985 Incentive Stock Option Plan, and 1987 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10. (f) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the fiscal year ended July 28, 1989. *

	(f)	Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.
	(g)	Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999. *
	(h)	1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1997. *
	(i)(1)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*
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

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

(m)(1)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

	(n)	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *
	(o)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *
	(o)(1)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003.
(p)

Promissory Note dated August 1, 1999, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002. *

(q)

Promissory Note dated March 5, 2002, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002. *

(r)

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Financial's Annual Report on Form 10-K / A Amendment No. 1(File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(s)

Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998, incorporated herein by reference to Exhibit 10.(t) to Financial's Annual Report on Form 10-K / A Amendment No. 1(File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(t)

Amended and Restated Promissory Note dated December 21, 1998, from Ronald J. Kruszewski payable to Financial, incorporated herein by reference to Exhibit 10.(u) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(u)

Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K(File No. 000-24167) for the year ended December 31, 2001.

(v)

Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K(File No. 000-24167) for the year ended December 31, 2001.

(w)

Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated dated June 11, 2001, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K(File No. 000-24167) for the year ended December 31, 2001.

	(x)	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *
21.		List of Subsidiaries of Stifel Financial Corp., filed herewith.
23.		Consent of Independent Registered Public Accounting Firm, filed herewith.
31(i).1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31(i).2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

* Management contract or compensatory plan or arrangement.