Form 10-Q
period 2005-03-31
STIFEL FINANCIAL CORP
filed 2005-05-06
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 9,894,079 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
March 31, 2005

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three Months Ended March 31, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended March 31, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 -18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities	20
Item 6. Exhibits	21
Signatures	22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 50,266	$ 21,145
Cash segregated under federal and other regulations	6	6
Receivables from brokers and dealers:
Securities failed to deliver	2,054	977
Deposits paid for securities borrowed	18,319	15,887
Clearing organizations	- -	21,559
	20,373	38,423
Receivables from customers, net of allowance for doubtful receivables of $44 and $47, respectively	214,166	201,303
Securities owned, at fair value	59,442	28,020
Securities owned and pledged, at fair value	193	- -
	59,635	28,020
Investments	33,040	34,824
Membership in exchanges	275	300
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $23,328 and $22,894, respectively	9,900	9,116
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $795 and $782, respectively	15,713	16,455
Deferred tax asset	7,954	7,637
Other assets	21,841	21,775
Total Assets	$436,479	$382,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$ 17,200	$ 21,963
Short-term borrowings from banks	35,150	- -
Payables to brokers and dealers:
Securities failed to receive	2,354	1,842
Deposits received from securities loaned	58,983	33,225
Clearing organizations	22,767	6,873
	84,104	41,940
Payables to customers	59,751	61,368
Securities sold, but not yet purchased, at fair value	14,102	12,318
Accrued employee compensation	15,213	28,599
Obligations under capital leases	18	41
Accounts payable and accrued expenses	16,781	23,047
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Other	24,598	24,598
	301,417	248,374
Liabilities subordinated to claims of general creditors	2,189	2,628
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 10,234,200 shares	1,152	1,152
Additional paid-in capital	65,617	64,419
Retained earnings	73,541	73,525
	140,310	139,096
Less:
Treasury stock, at cost, 280,150 and 342,202 shares, respectively	5,717	6,012
Unearned employee stock ownership plan shares, at cost, 178,949 and 184,371 shares, respectively	1,720	1,772
Total Stockholders' Equity	132,873	131,312
Total Liabilities and Stockholders' Equity	$436,479	$382,314

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
REVENUES
Commissions	$ 24,197	$ 27,034
Investment banking	13,754	16,986
Principal transactions	10,981	12,463
Asset management and service fees	9,451	8,630
Interest	3,427	2,998
Other	(517)	424
Total revenues	61,293	68,535
Less: Interest expense	1,105	1,085
Net revenues	60,188	67,450

NON-INTEREST EXPENSES
Employee compensation and benefits	40,689	45,124
Occupancy and equipment rental	5,505	4,973
Communications and office supplies	2,561	2,547
Commissions and floor brokerage	844	804
Other operating expenses	3,325	4,202
Total non-interest expenses	52,924	57,650
Income before income taxes	7,264	9,800

Provision for income taxes	2,906	2,926

Net income	$ 4,358	$ 6,874

Earnings per share*:
Basic	$ 0.44	$ 0.71
Diluted	$ 0.35	$ 0.57
Weighted average common equivalent shares outstanding*:
Basic	9,830	9,612
Diluted	12,415	12,021

*All shares and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,358	$ 6,874
Noncash items included in net income:
Depreciation and amortization	1,121	697
Amortization of notes receivable	1,759	1,570
Loss (gains) on investments	1,297	(52)
Deferred items	43	129
Amortization of stock units and stock benefits	2,466	1,973
	11,044	11,191
Decrease (increase) in assets:
Operating receivables	11,035	(5,790)
Cash segregated under federal and other regulations	- -	(1)
Securities owned, including those pledged	(31,615)	(3,193)
Loans and advances to investment executives and other employees	(1,017)	(910)
Other assets	(103)	1,191
Increase (decrease) in liabilities:
Operating payables	11,373	3,847
Securities sold, but not yet purchased	1,784	11,584
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(23,115)	(14,640)
Cash Flows From Operating Activities	(20,614)	3,279
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments	1,026	614
Payments for:
Acquisition of office equipment and leasehold improvements	(1,675)	(681)
Acquisition of investments	(539)	(384)
Cash Flows From Investing Activities	(1,188)	(451)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	35,150	(5,650)
Securities loaned, net of securities borrowed	23,326	16,437
Reissuance of treasury stock	235	5,357
Payments for:
Purchase of stock for treasury	(7,132)	(571)
Reduction of subordinated debt	(633)	(698)
Principal payments under capital lease obligation	(23)	(53)
Cash Flows From Financing Activities	50,923	14,822
Increase in cash and cash equivalents	29,121	17,650
Cash and cash equivalents - beginning of period	21,145	12,236
Cash and Cash Equivalents - end of period	$ 50,266	$ 29,886
Supplemental disclosure of cash flow information:
Income tax payments	$ 5,305	$ 4,354
Interest payments	$ 1,016	$ 1,103
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 52	$ 52
Stock units, net of forfeitures	$ 4,179	$ 3,230

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Common Stock Split

On August 23, 2004, Stifel Financial Corp. announced a four-for-three stock split in the form of a stock dividend. The additional shares were distributed on September 15, 2004, to shareholders on record as of September 1, 2004. Each shareholder received one additional share for every three shares owned. Cash was distributed in lieu of fractional shares. The number of shares outstanding and amounts per share in the prior period's condensed consolidated statement of operations and the prior period's information in the notes to condensed consolidated financial statements have been restated to give retroactive effect to the stock split.

Comprehensive Income

The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Stock-Based Compensation Plans

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As a result, no stock-based employee compensation cost is reflected in net income, as all options grants under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net Income:
As reported	$ 4,358	$ 6,874
Stock-based employee compensation expense determined under a fair value method for all awards, net of income taxes	(119)	(141)
Pro forma	$ 4,239	$ 6,733
Basic earnings per share:
As reported	$0.44	$0.71
Pro forma	$0.43	$0.70
Diluted earnings per share:
As reported	$0.35	$0.57
Pro forma	$0.34	$0.56

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations ("FIN 47")." FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating FIN 47 and had not determined the impact the adoption will have on the Company's condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as amended by the United States Securities and Exchange Commission on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at March 31, 2005, the Company expects compensation expense, as determined in accordance with SFAS No. 123R, to be approximately $504,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the condensed consolidated financial statements.

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

At March 31, 2005, SN & Co. had net capital of $91,454,731, which was 38.48% of its aggregate debit items, and $86,700,919 in excess of the minimum required net capital.

NOTE C - SHORT-TERM BORROWINGS FROM BANKS

On March 31, 2005, the Company increased it borrowings from banks by $35,150,000 to finance underwriting transactions on April 1, 2005. All transactions were settled on April 1, 2005 and the short-term borrowings were repaid.

NOTE D - LEGAL PROCEEDINGS

The Company is named in and subject to various proceedings and claims incidental to its securities business activities, including lawsuits, arbitration claims and regulatory matters. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management does not believe that the resolution of such litigation and claims will have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

The Company has responded to several industry-wide and specific inquiries from regulatory and self-regulatory organizations and while the ultimate outcome of these inquiries cannot be determined with certainty, management does not believe that the resolution of these inquiries will have a material adverse affect on the Company's condensed consolidated financial statements.

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

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended March 31,

Net Revenues	2005	2004
Private Client Group	$ 47,158	$ 52,292
Equity Capital Markets	8,614	10,854
Fixed Income Capital Markets	4,095	3,883
Other	321	421
Total Net Revenues	$ 60,188	$ 67,450
Operating Contribution
Private Client Group	$ 11,188	$ 14,338
Equity Capital Markets	2,730	3,567
Fixed Income Capital Markets	542	353
Other/ Unallocated Overhead	(7,196)	(8,458)
Income before income taxes	$ 7,264	$ 9,800

NOTE F - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three months ended March 31, are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Income Available to Common Stockholders
Net Income	$ 4,358	$ 6,874
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	9,830	9,612
Effect of dilutive securities from employee benefit plans	2,585	2,409
Diluted Weighted Average Shares Outstanding	12,415	12,021
Basic Earnings per share	$ 0.44	$ 0.71
Diluted Earnings per share	$ 0.35	$ 0.57

NOTE G - INCOME TAXES

The effective tax rate for the three-months ended March 31, 2005 was 40%, compared with 30% for the three-months ended March 31, 2004. The change is due to a $1,000,000 tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1,000,000 tax benefit, the Company's effective tax rate for the three-month period ending March 31, 2004 was 40%.

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of federal securities laws. Words such as "anticipates," "estimates," "believes," "expects" and similar expressions or words are intended to identify forward-looking statements made on behalf of the Company. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes and other risks and uncertainties set forth in reports and other documents filed with the United States Securities and Exchange Commission ("SEC") from time to time. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In addition, see Note A of Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a more comprehensive listing of significant accounting policies.

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

Business & Economic Environment

Fear of inflation resulting from significant increases in crude oil prices in the first quarter of 2005 diminished investors' enthusiasm particularly in the equity markets.

The three major market indices, the Dow Jones Industrial Average, the NASDAQ, and Standard and Poors 500 closed up 1.4%, 0.3%, and 4.9%, respectively, over their one year earlier close, but decreased 2.6%, 8.1%, and 2.5% from their respective December 31, 2004 closing, reflecting investors' concerns and the market volatility during the quarter.

The Federal Reserve Board increased the federal funds rate 50 basis points during the first quarter of 2005 to 2.75% compared to a 1% rate in effect for the first quarter of 2004.

The Company continued its expansion increasing the number of offices from 86 at March 31, 2004 to 89 at March 31, 2005.

Results of Operations for the Company

Three months ended March 2005 as compared to three months ended March 2004

	March-05			March-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 35,178	58.4%	-11%	$ 39,497	58.6%
Investment banking	13,754	22.9%	-19%	16,986	25.2%
Asset management and service fees	9,451	15.7%	10%	8,630	12.8%
Interest	3,427	5.7%	14%	2,998	4.4%
Other	(517)	(0.9)%	n/a	424	0.6%
Total Revenues	61,293	101.8%	-11%	68,535	101.6%
Less: Interest expense	1,105	1.8%	2%	1,085	1.6%
Net Revenues	60,188	100.0%	-11%	67,450	100.0%
Non-interest expenses:
Employee compensation and benefits	40,689	67.6%	-10%	45,124	66.9%
Occupancy and equipment rental	5,505	9.1%	11%	4,973	7.4%
Communications and office supplies	2,561	4.3%	1%	2,547	3.8%
Commissions and floor brokerage	844	1.4%	5%	804	1.2%
Other operating expenses	3,325	5.5%	-21%	4,202	6.2%
Total Non-interest expenses	52,924	87.9%	-8%	57,650	85.5%
Income before income taxes	7,264	12.1%	-26%	9,800	14.5%
Provision for Income Taxes	2,906	4.8%	-1%	2,926	4.3%
Net Income	$ 4,358	7.3%	-37%	$ 6,874	10.2%

For the first quarter of 2005, the Company recorded net income of $4.4 million, or $0.35 per diluted share on net revenues of $60.2 million compared to net income of $6.9 million, or $0.57 per diluted share, on record net revenues of $67.5 million for the comparable quarter of 2004. Net income for the three-month period ended March 31, 2004 included a $1.0 million tax benefit, or $0.08 per diluted share, resulting from the settlement in the first quarter of a state tax matter covering a number of years. All prior year share and earnings per share amounts have been retroactively restated to reflect the four-for-three stock split distributed in September 2004.

The Company's results correlated to the industry wide diminished equity markets. Revenues from commissions and principal transactions decreased 11% from the prior year to $35.2 million as a result of the weakened market for equity products in the first quarter of 2005 compared to a very strong market for the same period one year earlier for both the Private Client and Equity Capital Markets segments.

Investment banking revenues decreased 19% to $13.8 million, resulting principally from a decrease in lead and co-managed equity, debt, closed-end funds, and trust preferred offerings.

Asset management and service fees increased 10% to $9.5 million primarily as a result of increased wrap fees on managed accounts.

Other revenues decreased principally due to losses on investments.

Net interest revenue increased 21% to $2.3 million principally as a result of increased interest revenue on customer margin accounts which increased 15% to $2.8 million, resulting from a 45% increase in the weighted average rates charged to those customers offset by lower average margin borrowings. Interest expense remained relatively unchanged as a result of decreased borrowings from banks and stock loan activity to finance those customer borrowings as the Company increased its utilization of internal capital to finance those customer borrowings. Weighted average effective external rates increased 128% to 2.48% from 1.09% in the prior year's first quarter.

Total non-interest expenses decreased 8% to $52.9 million resulting principally from decreased employee compensation and benefits which decreased, as expected, due to lower revenue production and decreased profitability. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $2.3 million and $2.3 million from 2005 and 2004, respectively, compensation as a percentage of net revenues was 63.8% and 63.5% respectively. Occupancy and equipment rental increased 11% to $5.5 million resulting from the increased number of offices and increased depreciation expense for computer equipment resulting from the firm wide upgrade of PC desktop units. Other operating expenses decreased 21% to $3.3 million principally from decreased settlement charges for claims and decreased litigation cost in connection with the resolution of those claims.

As a result of the 11% decrease in net revenues and an 8% decrease in non-interest expenses, the Company's income before income taxes decreased 26% to $7.3 million.

The effective tax rate for the three-months ended March 31, 2005 was 40%, compared with 30% for the three-months ended March 31, 2004. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the three-month period ending March 31, 2004 was 40%.

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

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	March-05			March-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 32,978	70.0%	-10%	$ 36,537	69.9%
Investment banking	3,139	6.7%	-41%	5,334	10.2%
Asset management and service fees	9,444	20.0%	9%	8,625	16.5%
Interest	2,801	5.9%	15%	2,431	4.6%
Other	22	0.0%	-44	39	0.1%
Total Revenues	48,384	102.6%	-9%	52,966	101.3%
Less: Interest expense	1,226	2.6%	82%	674	1.3%
Net Revenues	47,158	100.0%	-10%	52,292	100.0%
Non-interest expenses:
Employee compensation and benefits	29,001	61.5%	-7%	31,126	59.5%
Occupancy and equipment rental	3,175	6.7%	9%	2,925	5.6%
Communications and office supplies	1,506	3.2%	2%	1,477	2.8%
Commissions and floor brokerage	597	1.3%	4%	576	1.1%
Other operating expenses	1,691	3.6%	-9%	1,850	3.6%
Total Non-interest expenses	35,970	76.3%	-5%	37,954	72.6%
Income before income taxes	$ 11,188	23.7%	-22%	$ 14,338	27.4%

	March 31, 2005	March 31, 2004
Branch Offices	86	83
Investment Executives	438	419
Independent Contractors	177	158

Despite the firm's continued expansion of its Private Client Group, the Private Client Group net revenues decreased 10% to $47.2 million, principally due to decreased commissions and principal transactions reflecting the industry wide diminished demand for equity based products. In addition, commissions from investment banking decreased due to the decreased number of lead or co-managed transactions. (See Equity Capital Markets)

Asset management and service fees increased principally due to increased wrap fees, as a result of an increase in the number of managed accounts.

Assets Under Management	March 31, 2005	March 31, 2004
Value	$1,584,787,000	$1,171,716,000
Number of accounts	7,910	6,816

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations- Total Company)

Non-interest expenses, principally employee compensation and benefits decreased in conjunction with decreased revenue production. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $2.1 million and $2.1 million from 2005 and 2004, respectively, compensation as a percentage of net revenues was 57.0% and 55.5% respectively.

Occupancy and equipment rental increased 9% to $3.2 million principally as a result of an increase in the number of branch offices and increased depreciation expense primarily for computer equipment resulting from a company wide upgrade of PC desk top units.

Other operating expenses decreased 9% to $1.7 million principally as a result of decreased litigation expense resulting from decreased customer claim activity.

As a result of the 10% decrease in net revenues and a 5% decrease in non-interest expenses, income before income taxes for the Private Client Group decreased 22% to $11.2 million.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	March-05			March-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 1,777	20.6%	-30%	$ 2,540	23.4%
Investment banking	6,802	79.0%	-16%	8,122	74.8%
Other	190	2.2%	-20%	239	2.2%
Total Revenues	8,769	101.8%	-20%	10,901	100.4%
Less: Interest expense	155	1.8%	230%	47	0.4%
Net Revenues	8,614	100.0%	-21%	10,854	100.0%
Non-interest expenses:
Employee compensation and benefits	4,520	52.5%	-24%	5,921	54.5%
Occupancy and equipment rental	262	3.0%	3%	255	2.3%
Communications and office supplies	415	4.8%	11%	373	3.5%
Commissions and floor brokerage	218	2.5%	6%	205	1.9%
Other operating expenses	469	5.5%	-12%	533	4.9%
Total Non-interest expenses	5,884	68.3%	-19%	7,287	67.1%
Income before income taxes	$ 2,730	31.7%	-23%	$ 3,567	32.9%

Net revenues decreased 21% principally due to decreased underwriting activity resulting from a decrease in lead and co-managed offerings. During the 2005 first quarter, the Equity Capital Markets group led or co-managed 19 equity, debt, closed end funds or trust preferred offerings compared to 22 in the 2004 first quarter. Employee compensation and benefits decreased in conjunction with decreased production. Employee compensation and benefits as a percentage of net revenues decreased to 52.5% as a result of decreased productivity. Other operating expenses decreased 12% primarily due to decreased professional fees for legal expenses and decreased travel and promotion. As a result of the 21% decrease in net revenues and a 19% decrease in non-interest expenses, income before income taxes decreased 23% to $2.7 million.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	March-05			March-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 1,854	45.3%	-3%	$ 1,902	49.0%
Investment banking	2,314	56.5%	16%	2,000	51.5%
Interest	154	3.8%	-17%	186	4.8%
Other	5	0.1%	-17%	6	0.1%
Total Revenues	4,327	105.7%	6%	4,094	105.4%
Less: Interest expense	232	5.7%	10%	211	5.4%
Net Revenues	4,095	100.0%	5%	3,883	100.0%
Non-interest expenses:
Employee compensation and benefits	2,617	63.9%	-6%	2,795	72.0%
Occupancy and equipment rental	210	5.1%	27%	165	4.2%
Communications and office supplies	177	4.3%	-7%	190	4.9%
Commissions and floor brokerage	30	0.7%	30%	23	0.6%
Other operating expenses	519	12.7%	45%	357	9.2%
Total Non-interest expenses	3,553	86.7%	1%	3,530	90.9%
Income before income taxes	$ 542	13.3%	54%	$ 353	9.1%

Net revenues increased 5% in the 2005 first quarter as a result of increased underwriting and financial advisory fees. Employee compensation and benefits as a percentage of net revenues decreased to 63.9% as a result of decreased variable compensation attributable to that production. Occupancy and equipment rental increased 27% due principally to increased vendor service fees for syndicate processing. Other operating expenses increased 45% due to increased travel and promotion, advertising and professional fees for increased marketing efforts primarily for municipal banking. As a result of a 5% increase in net revenues and a 1% increase in non-interest expenses, income before income taxes increased 54% to $542,000.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	March-05		March-04
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 321	-24%	$ 421
Non-interest expenses:
Employee compensation and benefits	4,551	-14%	5,282
Other operating expenses	2,966	-18%	3,597
Total Non-interest expenses	7,517	-15%	8,879
Losses before income tax	$ (7,196)	15%	$ (8,458)

Net revenues for the Other segment decreased to $320,000 principally as a result of increased loss on investments offset by an increase in net interest revenue resulting from increased internal financing charges, principally to the Private Client Group for customer borrowings for margin activity. (See interest revenue and interest expense discussion in Results of Operations for Private Client Group)

Non-interest expenses decreased principally as a result of decreased employee compensation and benefits due to decreased profitability, decreased settlement charges for customer claims, and decreased litigation costs in connection with those claims.

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

In the first three months of 2005, the Company purchased $1.7 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

During the first three months of 2005, the Company repurchased 345,914 shares of its common stock, under existing board authorizations, at an average price of $20.62 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 193,882 shares of its common stock. The Company reissued 407,966 shares of common stock for its employee benefit plans at an average share price of $18.21.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the SEC with regard to liquidity and capital requirements. At March 31, 2005, SN & Co. had net capital of $91.5 million, which was 38.48% of its aggregate debit items, and $86.7 million in excess of the minimum required net capital.

On March 31, 2005, the Company increased it borrowings from banks by $35.2 million to finance underwriting transactions on April 1, 2005. All transactions were settled on April 1, 2005 and the short-term borrowings were repaid.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating FIN 47 and had not determined the impact the adoption will have on the Company's condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as amended by the SEC on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at March 31, 2005, the Company expects compensation expense, as determined in accordance with SFAS No. 123R, to be approximately $504,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the condensed consolidated financial statements.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2004. As of March 31, 2005, the Company's contractual obligations have not materially changed from December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is named in and subject to various proceedings and claims incidental to its securities business activities, including lawsuits, arbitration claims and regulatory matters. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management does not believe that the resolution of such litigation and claims will have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

The Company has responded to several industry-wide and specific inquiries from regulatory and self-regulatory organizations and while the ultimate outcome of these inquiries cannot be determined with certainty, management does not believe that the resolution of these inquiries will have a material adverse affect on the Company's condensed consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the first quarter ended March 31, 2005:

(Periods)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2005 - January 31, 2005	113,534	$20.12	113,534	426,262
February 1, 2005 - February 28, 2005	137,580	$20.69	137,580	288,682
March 1, 2005 - March 31, 2005	94,800	$21.10	94,800	193,882

Total	345,914	$20.62	345,914

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase it's common stock in the open market or in negotiated transactions. The Company's authorization is for up to 1,800,000 shares, which includes the most recent authorization in May 2002 to purchase an additional 1,000,000 shares.

Item 6. Exhibits

  Exhibits:

11-Statement re computation of per share earnings (set forth in "Note F - Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))

31.1 -Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -Certification by the Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32 -Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 5, 2005	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 5, 2005	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.