Form 10-Q
period 2005-06-30
STIFEL FINANCIAL CORP
filed 2005-08-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 9,915,371 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
June 30, 2005

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12 -25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 26,151	$ 21,145
Cash segregated under federal and other regulations	6	6
Receivables from brokers and dealers:
Securities failed to deliver	1,592	977
Deposits paid for securities borrowed	20,510	15,887
Clearing organizations	8,079	21,559
	30,181	38,423
Receivables from customers, net of allowance for doubtful receivables of $98 and $47, respectively	242,033	201,303
Securities owned, at fair value	42,320	28,020
Securities owned and pledged, at fair value	314	- -
	42,634	28,020
Investments	34,100	34,824
Membership in exchanges	275	300
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $23,731 and $22,894, respectively	10,011	9,116
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $899 and $782, respectively	19,367	16,455
Deferred tax asset	8,791	7,637
Other assets	22,638	21,775
Total Assets	$439,497	$382,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$ 22,141	$ 21,963
Short-term borrowings from banks	16,750	- -
Payables to brokers and dealers:
Securities failed to receive	2,829	1,842
Deposits received from securities loaned	27,725	33,225
Clearing organizations	- -	6,873
	30,554	41,940
Payables to customers	83,684	61,368
Securities sold, but not yet purchased, at fair value	42,795	12,318
Accrued employee compensation	20,783	28,599
Obligations under capital leases	2	41
Accounts payable and accrued expenses	22,648	23,047
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Other	24,598	24,598
	298,455	248,374
Liabilities subordinated to claims of general creditors	2,506	2,628
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 10,234,200 shares	1,152	1,152
Additional paid-in capital	67,544	64,419
Retained earnings	78,522	73,525
	147,218	139,096
Less:
Treasury stock, at cost, 340,571 and 342,202 shares, respectively	7,015	6,012
Unearned employee stock ownership plan shares, at cost, 173,527 and 184,371 shares, respectively	1,667	1,772
Total Stockholders' Equity	138,536	131,312
Total Liabilities and Stockholders' Equity	$439,497	$382,314

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Commissions	$ 23,557	$ 22,087	$ 47,892	$ 49,180
Investment banking	15,656	13,333	29,397	30,303
Principal transactions	10,761	11,707	21,742	24,170
Asset management and service fees	10,146	9,058	19,597	17,688
Interest	4,318	3,099	7,758	6,113
Other	773	1,186	118	1,551
Total revenues	65,211	60,470	126,504	129,005
Less: Interest expense	1,240	1,059	2,345	2,144
Net revenues	63,971	59,411	124,159	126,861

NON-INTEREST EXPENSES
Employee compensation and benefits	41,593	38,241	82,282	83,365
Occupancy and equipment rental	5,117	5,230	10,622	10,203
Communications and office supplies	2,891	2,368	5,452	4,915
Commissions and floor brokerage	994	918	1,838	1,722
Other operating expenses	4,071	4,332	7,396	8,534
Total non-interest expenses	54,666	51,089	107,590	108,739
Income before income taxes	9,305	8,322	16,569	18,122
Provision for income taxes	3,685	3,287	6,591	6,213
Net income	$ 5,620	$ 5,035	$ 9,978	$ 11,909

Earnings per share*:
Basic	$ 0.58	$ 0.51	$ 1.02	$ 1.23
Diluted	$ 0.46	$ 0.41	$ 0.81	$ 0.97
Weighted average common equivalent shares outstanding*:
Basic	9,720	9,805	9,775	9,708
Diluted	12,350	12,402	12,353	12,234

*All shares and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 9,978	$ 11,909
Noncash items included in net income:
Depreciation and amortization	2,457	1,433
Amortization of notes receivable	3,730	3,023
Loss (gains) on investments	966	(909)
Deferred items	(446)	171
Amortization of stock units and stock benefits	4,351	3,726
	21,036	19,353
Decrease (increase) in assets:
Operating receivables	(28,266)	17,078
Cash segregated under federal and other regulations	- -	(1)
Securities owned, including those pledged	(14,614)	(8,269)
Loans and advances to investment executives and other employees	(6,642)	(3,154)
Other assets	(948)	1,412
Increase (decrease) in liabilities:
Operating payables	16,831	7,813
Securities sold, but not yet purchased	30,477	334
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(6,858)	(12,244)
Cash Flows From Operating Activities	11,016	22,322
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	1,028	2,583
Payments for:
Acquisition of office equipment and leasehold improvements	(2,756)	(1,325)
Acquisition of investments	(1,270)	(1,980)
Cash Flows From Investing Activities	(2,998)	(722)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	16,750	31,000
Securities loaned, net of securities borrowed	(10,123)	(16,032)
Reissuance of treasury stock	424	6,837
Payments for:
Purchase of stock for treasury	(9,391)	(3,124)
Reduction of subordinated debt	(633)	(698)
Principal payments under capital lease obligation	(39)	(94)
Cash Flows From Financing Activities	(3,012)	17,889
Increase in cash and cash equivalents	5,006	39,489
Cash and cash equivalents - beginning of period	21,145	12,236
Cash and Cash Equivalents - end of period	$ 26,151	$ 51,725
Supplemental disclosure of cash flow information:
Income tax payments	$ 9,795	$ 7,494
Interest payments	$ 2,381	$ 2,944
Schedule of noncash investing and financing activities:
Employee stock ownership plan	$ 105	$ 103
Stock units, net of forfeitures	$ 6,874	$ 4,697

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Where appropriate, prior periods' financial information has been reclassified to conform to the current period presentation. The most significant reclassification relates to certain fees recorded in other revenues and are now reflected in principal transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net Income:
As reported	$ 5,620	$ 5,035	$ 9,978	$ 11,909
Stock-based employee compensation expense determined under a fair value method for all awards, net of income taxes	(296)	(140)	(416)	(282)
Pro forma	$ 5,324	$ 4,895	$ 9,562	$ 11,627
Basic earnings per share:
As reported	$0.58	$0.51	$1.02	$1.23
Pro forma	$0.55	$0.50	$0.98	$1.20
Diluted earnings per share:
As reported	$0.46	$0.41	$0.81	$0.97
Pro forma	$0.43	$0.39	$0.77	$0.95

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as amended by the United States Securities and Exchange Commission on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at June 30, 2005, the Company expects compensation expense, as determined in accordance with SFAS No. 123R, to be approximately $509,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the condensed consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," on the guidance on how general partners in a limited partnership should determine whether they control a limited partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this Issue is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's condensed consolidated financial statements.

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

At June 30, 2005, SN & Co. had net capital of $88,579,278, which was 33.09% of its aggregate debit items, and $83,226,059 in excess of the minimum required net capital.

NOTE C - SHORT-TERM BORROWINGS FROM BANKS

On June 30, 2005, the Company increased it borrowings from banks by $16,750,000 to finance underwriting transactions on July 1, 2005. All transactions were settled on July 1, 2005 and the short-term borrowings were repaid.

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

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2005	2004	2005	2004
Private Client Group	$ 48,262	$ 44,794	$ 95,420	$ 97,086
Equity Capital Markets	9,354	9,199	17,968	20,053
Fixed Income Capital Markets	4,594	4,200	8,689	8,084
Other	1,761	1,218	2,082	1,638
Total Net Revenues	$ 63,971	$ 59,411	$ 124,159	$ 126,861
Operating Contribution
Private Client Group	$ 11,571	$ 11,495	$ 22,759	$ 25,833
Equity Capital Markets	3,322	2,764	6,052	6,331
Fixed Income Capital Markets	885	593	1,427	946
Other/ Unallocated Overhead	(6,473)	(6,530)	(13,669)	(14,988)
Income before income taxes	$ 9,305	$ 8,322	$ 16,569	$ 18,122

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first six months of 2005, the Company repurchased 453,592 shares of its common stock, under these board authorizations, at an average price of $20.70 per share. The Company's remaining authorization is for 2,086,204 shares. The Company reissued 455,222 shares of common stock for its employee benefit plans at an average share price of $18.45.

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Income Available to Common Stockholders
Net Income	$ 5,620	$ 5,035	$ 9,978	$ 11,909
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	9,720	9,805	9,775	9,708
Effect of dilutive securities from employee benefit plans	2,630	2,597	2,578	2,526
Diluted Weighted Average Shares Outstanding	12,350	12,402	12,353	12,234
Basic Earnings per share	$ 0.58	$ 0.51	$ 1.02	$ 1.23
Diluted Earnings per share	$ 0.46	$ 0.41	$ 0.81	$ 0.97

NOTE G - INCOME TAXES

The effective tax rate for the three- and six-months ended June 30, 2005 was 40%, compared with 40% for the three- and 34% for the six-months ended June 30, 2004. The change is due to a $1,000,000 tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1,000,000 tax benefit, the Company's effective tax rate for the three- and six-month period ending June 30, 2004 was 40%.

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

In addition to those estimates referred to above, the Company's employee compensation and benefit expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company's employee compensation and benefits expense represents discretionary bonuses, generally determined and paid at year-end. The Company estimates the interim periods' discretionary bonus expenses based upon individual departmental profitability and total Company pre-tax profits and accrues accordingly.

Business & Economic Environment

The securities markets have been beset with uncertainty and volatility during the first six months of 2005. Retail investor's confidence, particularly in the equity markets, continues to wane with increases in oil prices and the Federal Reserve Board's increases in the federal funds rate.

The June 30, 2005 closing prices of the major market indices, the Dow Jones Industrial Average ("DJIA"), the NASDAQ, and Standard and Poor's 500 Index ("S&P 500") were down 4.7%, 5.4%, and 1.7%, respectively, from their December 31, 2004 closing prices. The S&P 500 closed up 4.4% over the June 30, 2004 closing while the DJIA closed down 1.5% and the NASDAQ remained relatively unchanged from their respective June 30, 2004 closing.

The Federal Reserve Board continued its monetary policy of increasing the federal funds rate. During the first six months of 2005, the federal funds rate was increased 75 basis points to 3.0% compared to a 1.0% rate in effect during the first six months of 2004. On June 30, 2005 and 2004, the Federal Reserve Board raised the federal funds rate an additional 25 basis points, adjusting the federal funds rate to 3.25% and 1.25%, respectively.

The Company continued its expansion increasing the number of offices from 86 at June 30, 2004 to 90 at June 30, 2005.

Results of Operations for the Company

Six months ended June 2005 as compared to six months ended June 2004

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 69,634	56.1%	-5%	$ 73,350	57.8%
Investment banking	29,397	23.7%	-3%	30,303	23.9%
Asset management and service fees	19,597	15.8%	11%	17,688	13.9%
Interest	7,758	6.2%	27%	6,113	4.8%
Other	118	0.1%	-92%	1,551	1.3%
Total Revenues	126,504	101.9%	-2%	129,005	101.7%
Less: Interest expense	2,345	1.9%	9%	2,144	1.7%
Net Revenues	124,159	100.0%	-2%	126,861	100.0%
Non-interest expenses:
Employee compensation and benefits	82,282	66.3%	-1%	83,365	65.7%
Occupancy and equipment rental	10,622	8.5%	4%	10,203	8.0%
Communications and office supplies	5,452	4.4%	11%	4,915	3.9%
Commissions and floor brokerage	1,838	1.5%	7%	1,722	1.4%
Other operating expenses	7,396	6.0%	-13%	8,534	6.7%
Total Non-interest expenses	107,590	86.7%	-1%	108,739	85.7%
Income before income taxes	16,569	13.3%	-9%	18,122	14.3%
Provision for Income Taxes	6,591	5.3%	6%	6,213	4.9%
Net Income	$ 9,978	8.0%	-16%	$ 11,909	9.4%

The Company recorded net income of $10.0 million, or $0.81 per diluted share on net revenues of $124.2 million for the six months ended June 30, 2005 compared to net income of $11.9 million, or $0.97 per diluted share, on net revenues of $126.9 million for the same period one year earlier. Net income for the six-month period ended June 30, 2004 included a $1.0 million tax benefit, or $0.08 per diluted share, resulting from the settlement in the first quarter of a state tax matter covering a number of years. All prior year share and earnings per share amounts have been retroactively restated to reflect the four-for-three stock split distributed in September 2004.

The Company's results for the first six months of 2005 as compared to the same period in 2004 were attributed to the weakened equity markets for both the Private Client Group and Equity Capital Markets segments as evidenced by a 5% decrease in revenues from commissions and principal transactions which decreased to $69.6 million. As stated previously the DJIA, the NASDAQ and the S&P 500 were down 4.7%, 5.4% and 1.7%, respectively, over their December 31, 2004 closes.

Investment banking revenues decreased 3% to $29.4 million due principally to a decrease in the amount of underwriting participation fees earned.

Asset management and service fees increased 11% to $19.6 million primarily as a result of increased wrap fees on managed accounts.

Other revenues decreased principally as a result of a decrease in gains on investments.

Net interest revenue increased 36% to $5.4 million principally as a result of increased interest revenue on customer margin accounts which increased 30% to $6.2 million, resulting from a 44% increase in the weighted average rates charged to those customers offset by lower average margin borrowings. Interest expense increased 9% as a result of increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 125% to 2.50% from 1.11% in the prior year.

Total non-interest expenses decreased 1% to $107.6 million resulting from decreased employee compensation and benefits and decreased other operating expenses offset by increases in commissions and floor brokerage, communication and office supplies and occupancy and equipment rental.

Employee compensation and benefits, which is primarily variable, decreased as expected, due to lower production and decreased profitability, offset by increased fixed compensation resulting from increased staffing and normal year over year salary increases, in conjunction with increased benefit expense resulting from the reversal of previously accrued health benefits as the first six months of 2004 included a credit due to lower than expected utilization.

Communication and office supplies, which increased 11% to $5.5 million, and occupancy and equipment rental, which increased 4% to $10.6 million, increased principally due to the Company's increase in the number of our Private Client Group branch offices.

Commission and floor brokerage increased 7% to $1.8 million due to increased floor execution costs.

Other operating expenses decreased 13% to $7.4 million principally due to decreased settlement charges for claims and decreased litigation cost in connection with the resolution of those and other claims.

As a result of the 2% decrease in net revenues and a 1% decrease in operating expenses, income before income taxes decreased 9% to $16.6 million.

The effective tax rate for the six-months ended June 30, 2005 was 40%, compared with 34% for the six-months ended June 30, 2004. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the six-month period ending June 30, 2004 was 40%.

Three months ended June 2005 as compared to three months ended June 2004

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 34,318	53.6%	2%	$ 33,794	56.9%
Investment banking	15,656	24.4%	17%	13,333	22.5%
Asset management and service fees	10,146	15.9%	12%	9,058	15.3%
Interest	4,318	6.7%	39%	3,099	5.2%
Other	773	1.3%	-35%	1,186	1.9%
Total Revenues	65,211	101.9%	8%	60,470	101.8%
Less: Interest expense	1,240	1.9%	17%	1,059	1.8%
Net Revenues	63,971	100.0%	8%	59,411	100.0%
Non-interest expenses:
Employee compensation and benefits	41,593	65.0%	9%	38,241	64.4%
Occupancy and equipment rental	5,117	8.0%	-2%	5,230	8.8%
Communications and office supplies	2,891	4.5%	22%	2,368	4.0%
Commissions and floor brokerage	994	1.6%	8%	918	1.5%
Other operating expenses	4,071	6.4%	-6%	4,332	7.3%
Total Non-interest expenses	54,666	85.5%	7%	51,089	86.0%
Income before income taxes	9,305	14.5%	12%	8,322	14.0%
Provision for Income Taxes	3,685	5.7%	12%	3,287	5.5%
Net Income	$ 5,620	8.8%	12%	$ 5,035	8.5%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative six month discussion and the statements contained in that discussion also apply for the three month discussion.

For the second quarter of 2005, the Company recorded net income of $5.6 million, or $0.46 per diluted share on net revenues of $64.0 million compared to net income of $5.0 million, or $0.41 per diluted share, on net revenues of $59.4 million for the comparable quarter of 2004.

Investment banking revenues increased 17% to $15.7 million, resulting principally from an increase in corporate finance advisory fees and an increase in lead and co-managed equity, debt, closed-end funds, and trust preferred offerings.

Total non-interest expenses increased 7% to $54.7 million principally due to increased employee compensation and benefits, increased commission and floor brokerage and increased communication and office supplies offset by decreased occupancy and equipment rental and decreased other operating expenses.

Employee compensation and benefits, which is principally variable, increased as expected, due to increased production and profitability for the quarter along with increased fixed compensation and benefits.

Occupancy and equipment rental decreased 2% to $5.1 million principally resulting from expired equipment lease agreements which were replaced with purchased equipment, offset by increased office lease expense.

Other operating expenses decreased 6% to $4.1 million primarily as a result of decreased litigation expense, decreased insurance expense due to improved pricing on insurance renewals, offset by increased provision for doubtful accounts due to recovery of previously reserved or written off accounts in the second quarter of 2004.

As a result of the 8% increase in net revenues and a 7% increase in non-interest expenses, income before income taxes increased 12% to $9.3 million.

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

Results of Operations for Private Client Group - Six Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 64,270	67.3%	-5%	$ 67,801	69.8%
Investment banking	7,893	8.3%	n/a	7,923	8.2%
Asset management and service fees	19,583	20.5%	11%	17,678	18.1%
Interest	6,266	6.6%	30%	4,818	5.0%
Other	60	0.1%	-64%	168	0.2%
Total Revenues	98,072	102.8%	n/a	98,388	101.3%
Less: Interest expense	2,652	2.8%	104%	1,302	1.3%
Net Revenues	95,420	100.0%	-2%	97,086	100.0%
Non-interest expenses:
Employee compensation and benefits	57,953	60.7%	n/a	57,790	59.5%
Occupancy and equipment rental	6,133	6.4%	6%	5,796	6.0%
Communications and office supplies	3,249	3.4%	15%	2,834	2.9%
Commissions and floor brokerage	1,271	1.3%	5%	1,206	1.2%
Other operating expenses	4,055	4.3%	12%	3,627	3.8%
Total Non-interest expenses	72,661	76.1%	2%	71,253	73.4%
Income before income taxes	$ 22,759	23.9%	-12%	$ 25,833	26.6%

	June 30, 2005	June 30, 2004
Branch Offices	88	84
Investment Executives	434	416
Independent Contractors	177	170

Despite the firm's continued expansion of its Private Client Group, the Private Client Group net revenues decreased 2% to $95.4 million, principally due to decreased commissions and principal transactions reflecting the industry wide diminished demand for equity based products. In addition, commissions from investment banking decreased slightly due to decreased selling concession for lead or co-managed transactions. (See Equity Capital Markets)

Asset management and service fees increased principally due to increased wrap fees, as a result of an increase in the number and value of managed accounts.

Assets Under Management	June 30, 2005	March 31, 2005	June 30, 2004	March 31, 2004
Value	$1,597,657,000	$1,584,550,000	$1,384,060,000	$1,171,716,000
Number of accounts	8,153	7,907	7,599	6,816

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations- Total Company)

Non-interest expenses increased 2% to $72.7 million. Employee compensation and benefits remained relatively unchanged as variable compensation decreased in conjunction with decreased revenue production, offset by increased fixed compensation relating to the firm's continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $4.3 million and $4.2 million from 2005 and 2004, respectively, compensation as a percentage of net revenues was 56.2% and 55.2% respectively.

Occupancy and equipment rental increased 6% to $6.1 million principally as a result of an increase in the number of branch offices and increased depreciation expense primarily for computer equipment resulting from a company wide upgrade of PC desk top units.

Other operating expenses increased 12% to $4.1 million principally as a result of increased settlement expense resulting from increased customer claim activity.

As a result of the 2% decrease in net revenues and a 2% increase in non-interest expenses, income before income taxes for the Private Client Group decreased 12% to $22.8 million.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 31,273	64.8%	n/a	$ 31,236	69.7%
Investment banking	4,754	9.9%	84%	2,589	5.8%
Asset management and service fees	10,139	21.0%	12%	9,053	20.2%
Interest	3,465	7.2%	45%	2,388	5.3%
Other	57	0.1%	-64%	156	0.4%
Total Revenues	49,688	103.0%	9%	45,422	101.4%
Less: Interest expense	1,426	3.0%	127%	628	1.4%
Net Revenues	48,262	100.0%	8%	44,794	100.0%
Non-interest expenses:
Employee compensation and benefits	28,951	60.0%	9%	26,665	59.5%
Occupancy and equipment rental	2,958	6.1%	3%	2,871	6.4%
Communications and office supplies	1,743	3.6%	29%	1,356	3.0%
Commissions and floor brokerage	674	1.4%	7%	630	1.4%
Other operating expenses	2,365	4.9%	33%	1,777	4.0%
Total Non-interest expenses	36,691	76.0%	10%	33,299	74.3%
Income before income taxes	$ 11,571	24.0%	1%	$ 11,495	25.7%

The Private Client Group net revenues increased 8% to $48.3 million, principally due to increased commissions from investment banking due to the increased number of lead or co-managed transactions. (See Equity Capital Markets)

Non-interest expenses, increased in conjunction with increased revenue production and the company's continued expansion efforts. Employee compensation and benefits, principally variable compensation, increased due to increased production and profitability. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $2.2 million and $2.1 million from 2005 and 2004, respectively, compensation as a percentage of net revenues was 55.5% and 54.9% respectively.

As a result of the 8% increase in net revenues and a 10% increase in non-interest expenses, income before income taxes for the Private Client Group increased 1% to $11.6 million.

Results of Operations for Equity Capital Markets - Six Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 3,990	22.2%	-19%	$ 4,918	24.5%
Investment banking	13,991	77.9%	-6%	14,847	74.0%
Other	230	1.3%	-41%	391	2.0%
Total Revenues	18,211	101.4%	-10%	20,156	100.5%
Less: Interest expense	243	1.4%	136%	103	0.5%
Net Revenues	17,968	100.0%	-10%	20,053	100.0%
Non-interest expenses:
Employee compensation and benefits	9,003	50.1%	-13%	10,333	51.5%
Occupancy and equipment rental	505	2.8%	-11%	565	2.8%
Communications and office supplies	868	4.8%	-3%	897	4.5%
Commissions and floor brokerage	492	2.7%	9%	452	2.3%
Other operating expenses	1,048	5.9%	-29%	1,475	7.3%
Total Non-interest expenses	11,916	66.3%	-13%	13,722	68.4%
Income before income taxes	$ 6,052	33.7%	-4%	$ 6,331	31.6%

Net revenues decreased 10% to $18.0 million. During the first half of 2005, the Equity Capital Markets group led or co-managed 44 equity, debt, closed end funds or trust preferred offerings compared to 40 in the 2004 first half. Despite the increase in the number of lead or co-managed offerings, the amount of the selling concession earned on those offerings diminished along with decreased underwriting participation fees. As a result, commission and principle transactions and investment banking revenue declined.

Employee compensation and benefits, which is primarily variable, decreased as expected, in conjunction with decreased production. As a result employee compensation and benefits as a percentage of net revenues decreased to 50.1%.

Occupancy and equipment rental decreased 11% to $505,000 due to decreased leased equipment charges.

Commission and floor brokerage increased due to increased cost of floor execution.

Other operating expenses decreased 29% primarily due to decreased professional fees for legal expenses and decreased travel and promotion.

As a result of the 10% decrease in net revenues and a 13% decrease in non-interest expenses, income before income taxes decreased 4% to $6.1 million.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 2,094	22.4%	-11%	$ 2,341	25.4%
Investment banking	7,189	76.9%	7%	6,725	73.1%
Other	159	1.6%	-16%	190	2.1%
Total Revenues	9,442	100.9%	2%	9,256	100.6%
Less: Interest expense	88	0.9%	54%	57	0.6%
Net Revenues	9,354	100.0%	2%	9,199	100.0%
Non-interest expenses:
Employee compensation and benefits	4,483	47.9%	2%	4,412	48.0%
Occupancy and equipment rental	243	2.6%	-22%	310	3.3%
Communications and office supplies	453	4.8%	-14%	524	5.7%
Commissions and floor brokerage	273	2.9%	11%	247	2.7%
Other operating expenses	580	6.3%	-38%	942	10.3%
Total Non-interest expenses	6,032	64.5%	-6%	6,435	70.0%
Income before income taxes	$ 3,322	35.5%	20%	$ 2,764	30.0%

Net revenues increased 2% principally due to increased underwriting activity resulting from an increase in lead and co-managed offerings. During the 2005 second quarter, the Equity Capital Markets group led or co-managed 24 equity, debt, closed end funds or trust preferred offerings compared to 17 in the 2004 second quarter. The increase in management, private placement and advisory fees was offset by a decrease in underwriting participation fees.

Employee compensation and benefits increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues decreased slightly to 47.9%.

Communication and office supplies decreased 14% due principally to decreased expenses attributable to closed underwriting transactions.

As a result of the 2% increase in net revenues and a 6% decrease in non-interest expenses, income before income taxes increased 20% to $3.3 million.

Results of Operations for Fixed Income Capital Markets - Six Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 4,133	47.6%	23%	$ 3,358	41.5%
Investment banking	4,738	54.5%	1%	4,711	58.3%
Interest	343	3.9%	-25%	460	5.7%
Other	12	0.2%	-20%	15	0.2%
Total Revenues	9,226	106.2%	8%	8,544	105.7%
Less: Interest expense	537	6.2%	17%	460	5.7%
Net Revenues	8,689	100.0%	7%	8,084	100.0%
Non-interest expenses:
Employee compensation and benefits	5,320	61.2%	-3%	5,475	67.7%
Occupancy and equipment rental	396	4.6%	16%	342	4.2%
Communications and office supplies	387	4.5%	-1%	389	4.8%
Commissions and floor brokerage	76	0.9%	17%	65	0.8%
Other operating expenses	1,083	12.4%	25%	867	10.8%
Total Non-interest expenses	7,262	83.6%	2%	7,138	88.3%
Income before income taxes	$ 1,427	16.4%	51%	$ 946	11.7%

Net revenues increased 7% in the 2005 first half as a result of increased financial advisory fees, in addition to increased underwriter's discounts for underwritings, principally for commissions and principal transactions. The number of senior or co-managed offerings decreased to 78 offerings in the first half of 2005 from 80 in the same period one year earlier.

Employee compensation and benefits decreased, primarily variable compensation, due to lower payouts on commissions and principal transactions as compared to payouts on investment banking. As a result compensation as a percentage of net revenues decreased to 61.2%.

Occupancy and equipment rental increased 16% due principally to increased vendor service fees for syndicate processing.

Other operating expenses increased 25% due to increased travel and promotion, advertising, and professional fees due to increased marketing efforts primarily for municipal banking.

As a result of a 7% increase in net revenues and a 2% increase in non-interest expenses, income before income taxes increased 51% to $1.4 million.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	June-05			June-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 2,280	49.6%	57%	$ 1,456	34.7%
Investment banking	2,437	53.0%	-11%	2,728	64.9%
Interest	176	3.8%	-32%	257	6.1%
Other	6	0.2%	-22%	8	0.2%
Total Revenues	4,899	106.6%	10%	4,449	105.9%
Less: Interest expense	305	6.6%	22%	249	5.9%
Net Revenues	4,594	100.0%	9%	4,200	100.0%
Non-interest expenses:
Employee compensation and benefits	2,702	58.8%	1%	2,680	63.8%
Occupancy and equipment rental	186	4.0%	5%	177	4.2%
Communications and office supplies	210	4.6%	6%	199	4.7%
Commissions and floor brokerage	47	1.0%	12%	42	1.0%
Other operating expenses	564	12.3%	11%	509	12.2%
Total Non-interest expenses	3,709	80.7%	3%	3,607	85.9%
Income before income taxes	$ 885	19.3%	49%	$ 593	14.1%

Net revenues increased 9% in the 2005 second quarter as a result of increased underwriting participation and financial advisory fees. The number of senior or co-managed offerings increased to 51 offerings in the 2005 second quarter from 37 in the same period one year earlier. A proportionally larger percentage of the underwriters' discount on those underwritings was in sales credits resulting in a 57% increase in commissions and principal transactions and an 11% decrease in investment banking.

Employee compensation and benefits decreased, primarily variable compensation, due to lower payouts on commissions and principal transactions versus payouts on investment banking. As a result compensation as a percentage of net revenues decreased to 58.8%.

As a result of a 9% increase in net revenues and a 3% increase in non-interest expenses, income before income taxes increased 49% to $885,000.

Results of Operations for Other Segment -Six Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	June-05		June-04
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 2,082	27%	$ 1,638
Non-interest expenses:
Employee compensation and benefits	10,007	2%	9,766
Other operating expenses	5,744	-16%	6,860
Total Non-interest expenses	15,751	-5%	16,626
Losses before income tax	$ (13,669)	-8%	$ (14,988)

Net revenues for the Other segment increased to $2.1 million principally as a result of increased net interest revenue resulting from increased internal financing charges, principally to the Private Client Group for customer borrowings for margin activity. (See interest revenue and interest expense discussion in Results of Operations for Private Client Group), offset by an increase in loss on investments.

Employee compensation and benefits increased due to increased staffing and normal year over year salary increases in conjunction with increased employee benefits costs. (See employee compensation and benefit discussion in Results of Operation Total Company)

Other expenses decreased principally as a result of decreased settlement charges for customer claims, and decreased litigation costs in connection with those claims.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	June-05		June-04
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 1,761	45%	$ 1,218
Non-interest expenses:
Employee compensation and benefits	5,456	22%	4,484
Other operating expenses	2,778	-15%	3,264
Total Non-interest expenses	8,234	6%	7,748
Losses before income tax	$ (6,473)	-2%	$ (6,530)

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

Management believes the funds from operations, available informal short-term credit arrangements, and its ability to raise additional capital will provide sufficient resources to meet the present and anticipated financing needs.

In the first six months of 2005, the Company purchased $2.8 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first six months of 2005, the Company repurchased 453,592 shares of its common stock, under these board authorizations, at an average price of $20.70 per share. The Company's remaining authorization is for 2,086,204 shares. The Company reissued 455,222 shares of common stock for its employee benefit plans at an average share price of $18.45.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the SEC with regard to liquidity and capital requirements. At June 30, 2005, SN & Co. had net capital of $88.6 million, which was 33.09% of its aggregate debit items, and $83.2 million in excess of the minimum required net capital.

On June 30, 2005, the Company increased it borrowings from banks by $16.8 million to finance underwriting transactions on July 1, 2005. All transactions were settled on July 1, 2005 and the short-term borrowings were repaid.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as amended by the SEC on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at June 30, 2005, the Company expects compensation expense, as determined in accordance with SFAS No. 123R, to be approximately $509,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the condensed consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," on the guidance on how general partners in a limited partnership should determine whether they control a limited partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this Issue is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's condensed consolidated financial statements.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2004. As of June 30, 2005, the Company's contractual obligations have not materially changed from December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended June 30, 2005.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the second quarter ended June 30, 2005:

(Periods)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2005 - April 30, 2005	84,626	$21.12	84,626	109,256
May 1, 2005 - May 31, 2005	22,134	$20.24	22,134	2,087,122
June 1, 2005 - June 30, 2005	918	$24.74	918	2,086,204

Total	107,678	$20.97	107,678

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 11, 2005. Of the 10,026,652 shares issued, outstanding and eligible to be voted at the meeting, 9,850,085 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of security holders at the meeting.

1. Election of Four Class I Directors. The first matter submitted was the election of four Class I director nominees to the Board of Directors, each to continue in office until the year 2008. Upon tabulation of the votes cast, it was determined that all four-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
Robert J. Baer	9,700,405	149,680
Frederick O. Hanser	9,700,273	149,812
Bruce A. Beda	9,702,073	148,012
Ronald J. Kruszewski	9,692,597	157,488

Because the Company has a staggered Board, the term of office of the following named Class II and III directors, who were not up for election at the 2005 annual meeting, continued after the meeting:

Class II (to continue in office until 2006)

Charles A. Dill Richard F. Ford Walter F. Imhoff James M. Zemlyak

Class III (to continue in office until 2007)

John P. Dubinsky Robert E. Lefton Scott B. McCuaig James M. Oates

  Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The second matter, a proposal to ratify the appointment of Deloitte as the Company's independent registered public accounting firm for the year ending December 31, 2005, was approved by a majority of the 9,842,070 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	9,819,790
Against	22,280
Abstain	8,015

Item 6. Exhibits

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

STIFEL FINANCIAL CORP. (Registrant)
Date: August 8, 2005	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 8, 2005	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.