Form 10-Q
period 2005-09-30
STIFEL FINANCIAL CORP
filed 2005-11-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005, there were 10,020,298 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
September 30, 2005

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements Condensed Consolidated Statements of Financial Condition -- September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Nine Months Ended September 30, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended September 30, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13 -27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities	29
Item 6. Exhibits	30
Signatures	31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 34,326	$ 21,145
Cash segregated under federal and other regulations	6	6
Receivables from brokers and dealers:
Securities failed to deliver	281	977
Deposits paid for securities borrowed	21,130	15,887
Clearing organizations	6,935	21,559
	28,346	38,423
Receivables from customers, net of allowance for doubtful receivables of $260 and $47, respectively	252,082	201,303
Securities owned, at fair value	32,623	28,020
Securities owned and pledged, at fair value	204	- -
	32,827	28,020
Investments	35,012	34,824
Membership in exchanges	275	300
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $24,784 and $22,894, respectively	10,271	9,116
Goodwill	3,310	3,310
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $895 and $782, respectively	19,067	16,455
Deferred tax asset	9,009	7,637
Other assets	23,494	21,775
Total Assets	$448,025	$382,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$ 19,726	$ 21,963
Payables to brokers and dealers:
Securities failed to receive	5,919	1,842
Deposits received from securities loaned	36,008	33,225
Clearing organizations	2,857	6,873
	44,784	41,940
Payables to customers	85,961	61,368
Securities sold, but not yet purchased, at fair value	8,067	12,318
Accrued employee compensation	26,001	28,599
Obligations under capital leases	1	41
Accounts payable and accrued expenses	20,201	23,047
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Debenture to Stifel Financial Capital Trust II	35,000	- -
Other	24,598	24,598
	298,839	248,374
Liabilities subordinated to claims of general creditors	2,743	2,628
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 10,234,200 shares	1,152	1,152
Additional paid-in capital	69,830	64,419
Retained earnings	81,880	73,525
	152,862	139,096
Less:
Treasury stock, at cost, 229,041 and 342,202 shares, respectively	4,804	6,012
Unearned employee stock ownership plan shares, at cost, 168,105 and 184,371 shares, respectively	1,615	1,772
Total Stockholders' Equity	146,443	131,312
Total Liabilities and Stockholders' Equity	$448,025	$382,314

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Commissions	$ 26,421	$ 22,112	$ 74,313	$ 71,291
Investment banking	11,707	11,532	41,104	41,835
Principal transactions	10,974	10,516	32,716	34,685
Asset management and service fees	11,445	8,895	31,042	26,583
Interest	4,679	3,552	12,437	9,665
Other	174	211	292	1,764
Total revenues	65,400	56,818	191,904	185,823
Less: Interest expense	1,542	1,123	3,887	3,267
Net revenues	63,858	55,695	188,017	182,556

NON-INTEREST EXPENSES
Employee compensation and benefits	42,369	35,873	124,651	119,238
Occupancy and equipment rental	5,443	5,089	16,065	15,292
Communications and office supplies	2,677	2,718	8,129	7,633
Commissions and floor brokerage	946	970	2,784	2,692
Other operating expenses	4,274	4,008	11,670	12,542
Total non-interest expenses	55,709	48,658	163,299	157,397
Income before income taxes	8,149	7,037	24,718	25,159
Provision for income taxes	3,253	2,780	9,844	8,993
Net income	$ 4,896	$ 4,257	$ 14,874	$ 16,166

Earnings per share:
Basic	$ 0.50	$ 0.44	$ 1.52	$ 1.67
Diluted	$ 0.39	$ 0.35	$ 1.19	$ 1.32
Weighted average common equivalent shares outstanding:
Basic	9,768	9,709	9,774	9,707
Diluted	12,544	12,320	12,452	12,249

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 14,874	$ 16,166
Non-cash items included in net income:
Depreciation and amortization	3,709	2,821
Amortization of notes receivable	4,865	4,325
Loss (gains) on investments	900	(501)
Deferred items	(285)	606
Amortization of stock units and stock benefits	6,257	4,058
	30,320	27,475
Decrease (increase) in assets:
Operating receivables	(35,841)	31,417
Cash segregated under federal and other regulations	- -	(1)
Securities owned, including those pledged	(4,807)	(19)
Loans and advances to investment executives and other employees	(7,477)	(4,543)
Other assets	(1,860)	382
Increase (decrease) in liabilities:
Operating payables	25,035	3,454
Securities sold, but not yet purchased	(4,251)	251
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(5,968)	(7,666)
Cash Flows From Operating Activities	(4,849)	50,750
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	1,394	3,120
Payments for:
Acquisition of office equipment and leasehold improvements	(3,975)	(1,928)
Acquisition of investments	(2,482)	(3,166)
Cash Flows From Investing Activities	(5,063)	(1,974)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	- -	(5,350)
Securities loaned, net of securities borrowed	(2,459)	(38,730)
Reissuance of treasury stock	1,001	8,568
Issuance of debentures to Stifel Financial Capital Trust II	35,000	- -
Payments for:
Purchase of stock for treasury	(9,776)	(7,990)
Reduction of subordinated debt	(633)	(698)
Principal payments under capital lease obligation	(40)	(126)
Cash Flows From Financing Activities	23,093	(44,326)
Increase in cash and cash equivalents	13,181	4,450
Cash and cash equivalents - beginning of period	21,145	12,236
Cash and Cash Equivalents - end of period	$ 34,326	$ 16,686
Supplemental disclosure of cash flow information:
Income tax payments	$ 12,639	$ 8,615
Interest payments	$ 3,963	$ 4,073
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 157	$ 155
Stock units, net of forfeitures	$ 7,840	$ 5,679
Liabilities subordinated to claims of general creditors	$ 748	$ 665

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments, the accrual for litigation, the allowance for doubtful receivables from loans and advances to employees, and interim incentive compensation accruals. Actual results could differ from those estimates.

Where appropriate, prior periods' financial information has been reclassified to conform to the current period presentation. The reclassification primarily relates to certain fees, which had been recorded in other revenues and are now reflected in commissions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net Income:
As reported	$ 4,896	$ 4,257	$ 14,874	$ 16,166
Stock-based employee compensation expense determined under a fair value method for all awards, net of income taxes	(105)	(135)	(520)	(411)
Pro forma	$ 4,791	$ 4,122	$ 14,354	$ 15,755
Basic earnings per share:
As reported	$0.50	$0.44	$1.52	$1.67
Pro forma	$0.49	$0.42	$1.47	$1.62
Diluted earnings per share:
As reported	$0.39	$0.35	$1.19	$1.32
Pro forma	$0.38	$0.34	$1.14	$1.29

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as amended by the United States Securities and Exchange Commission on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at September 30, 2005, the Company expects compensation expense, as determined in accordance with SFAS No. 123R, to be approximately $499,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the condensed consolidated financial statements.

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

NOTE B - DEBENTURE TO STIFEL FINANCIAL CAPITAL TRUST II

On August 12, 2005, the Company completed its private placement of $35,000,000 of 6.38% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust II ("the Trust"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 30, 2035, but may be redeemed by the Company and in turn, the Trust would call the debenture beginning September 30, 2010. The Trust requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum.

The Company entered into a $35,000,000 subordinated loan agreement with its principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), as approved by the New York Stock Exchange on September 27, 2005, with the same terms as the debenture between the Company and Stifel Financial Capital Trust II.

NOTE C - NET CAPITAL REQUIREMENT

SN & Co. is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Rule"), which requires the maintenance of minimum net capital, as defined. SN & Co. has elected to use the alternative method permitted by the Rule which requires maintenance of minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5 percent of aggregate debit items.

At September 30, 2005, SN & Co. had net capital of $130,878,671, which was 47.05% of its aggregate debit items, and $125,314,735 in excess of the minimum required net capital.

NOTE D - LEGAL PROCEEDINGS

The Company is named in and subject to various proceedings and claims incidental to its securities business activities, including lawsuits, arbitration claims and regulatory matters. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the condensed consolidated financial condition of the Company but could be material to its operating results in one or more future periods. It is reasonably possible that certain of these lawsuits and arbitrations could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

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

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2005	2004	2005	2004
Private Client Group	$ 51,260	$ 42,889	$ 146,680	$ 139,975
Equity Capital Markets	8,284	8,444	26,252	28,497
Fixed Income Capital Markets	2,990	3,623	11,679	11,707
Other	1,324	739	3,406	2,377
Total Net Revenues	$ 63,858	$ 55,695	$ 188,017	$ 182,556
Operating Contribution
Private Client Group	$ 12,724	$ 10,559	$ 35,483	$ 36,392
Equity Capital Markets	2,344	2,134	8,396	8,465
Fixed Income Capital Markets	(36)	563	1,391	1,509
Other/ Unallocated Overhead	(6,883)	(6,219)	(20,552)	(21,207)
Income before income taxes	$ 8,149	$ 7,037	$ 24,718	$ 25,159

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first nine months of 2005, the Company repurchased 467,208 shares of its common stock, at an average price of $20.92 per share. The Company reissued 580,441 shares of common stock for its employee benefit plans at an average share price of $18.93.

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Income Available to Common Stockholders
Net Income	$ 4,896	$ 4,257	$ 14,874	$ 16,166
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	9,768	9,709	9,774	9,707
Effect of dilutive securities from employee benefit plans	2,776	2,611	2,678	2,542
Diluted Weighted Average Shares Outstanding	12,544	12,320	12,452	12,249
Basic Earnings per share	$ 0.50	$ 0.44	$ 1.52	$ 1.67
Diluted Earnings per share	$ 0.39	$ 0.35	$ 1.19	$ 1.32

NOTE G - INCOME TAXES

The effective tax rate for the three- and nine-months ended September 30, 2005 was 40%, compared with 40% for the three and 36% for the nine-months ended September 30, 2004. The change is due to a $1,000,000 tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1,000,000 tax benefit, the Company's effective tax rate for the three- and nine-month period ending September 30, 2004 was 40%.

NOTE H - PENDING ACQUISITION

During September 2005, the Company entered into an agreement with Citigroup Inc. to acquire substantially all of the Legg Mason capital markets business ("LM Capital Markets"), subject to the closure of the Citigroup, Inc. acquisition of Legg Mason Wood Walker, Inc. The LM Capital Markets business is part of Legg Mason Wood Walker, Inc., which Citigroup Inc. recently agreed to acquire from Legg Mason, Inc. The LM Capital Markets business to be acquired by the Company includes the investment banking, equity and fixed income research, equity sales and trading, structured finance, and taxable fixed income sales and trading departments of Legg Mason. The anticipated closing date of the LM Capital Markets purchase is December 1, 2005.

Under the terms of the agreement, the Company will pay Citigroup Inc. an amount equal to the net book value of assets being acquired, primarily fixed assets and securities inventories, plus a premium of $7,000,000 paid in cash at closing with the balance of up to an additional $30,000,000 in a potential earn-out payment by Stifel to Citigroup, based on the performance of the combined capital markets business of the Company for calendar years 2006, 2007, and 2008.

The Company is offering the LM Capital Markets personnel that are joining the Company the right to purchase in the aggregate, up to 1,200,000 shares of Stifel Financial Corp. common stock at $25.00 per share in a private placement. The Company will incur a one-time non-cash after-tax charge to earnings equal to the aggregate amount of the difference between the market price on the closing date of the private placement and the $25 offering price. Based upon the October 31, 2005 closing price of $37.55, the one-time non-cash after-tax charge would be approximately $9,000,000 or $0.73 per share. The Company anticipates the Private placement to be completed in January 2006.

Concurrent with the closing of the acquisition of the LM Capital Markets, the Company anticipates issuing approximately 1,370,000 shares of restricted stock units to key associates of LM Capital Markets. The Company also anticipates issuing approximately 530,000 restricted stock units as a match for LM Capital Markets personnel who purchase Stifel Financial Corp. common stock in the private placement. Based upon the aforementioned closing price, the estimated annual after tax charge related to the restricted stock units issued to the LM Capital Markets associates would be approximately $14,300,000. Substantially all of the restricted units will vest annually over three years. In addition, the Company anticipates various integration charges associated with the transaction which may be significant.

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of federal securities laws. Words such as "anticipates," "estimates," "believes," "expects" and similar expressions or words are intended to identify forward-looking statements made on behalf of the Company. Actual results are subject to risks and uncertainties, including both those specific to the Company, and in particular any potential benefit to Stifel from acquiring the LM Capital Markets business, including its ability to capitalize on the relationships of that benefited the LM Capital Markets business, as well as statements relating to Stifel's ability to integrate the personnel and operations, and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes and other risks and uncertainties set forth in reports and other documents filed with the United States Securities and Exchange Commission ("SEC") from time to time. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

Business & Economic Environment

Investor confidence in the equity markets continues to be constrained by inflation, increasing energy costs and rising interest rates. Since December 31, 2004, the Federal Reserve Board increased the federal fund rate by 150 basis points to 3.75%.

The key indicators of the markets' performance, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite reflected the uncertainties that have prevailed for much of calendar year 2005. At September 30, 2005, the DJIA and the NASDAQ were down 2 % and 1% respectively, from their December 31, 2004 closing prices, while the S&P 500 increased 1%, from its December 31, 2004 closing price. The DJIA, the S&P 500 and the NASDAQ, closed up 3%, 3% and 5% respectively over their June 30, 2005 close. While the indices have improved during the third quarter of 2005, uncertainty of the magnitude of the aforementioned threats remain. Consequently, the recent results of the third quarter may not be indicative of future results.

Results of Operations for the Company

Nine months ended September 2005 as compared to nine months ended September 2004

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 107,029	56.9%	1%	$ 105,976	58.1%
Investment banking	41,104	21.9%	-2%	41,835	22.9%
Asset management and service fees	31,042	16.5%	17%	26,583	14.6%
Interest	12,437	6.6%	29%	9,665	5.3%
Other	292	0.2%	-83%	1,764	0.9%
Total Revenues	191,904	102.1%	3%	185,823	101.8%
Less: Interest expense	3,887	2.1%	19%	3,267	1.8%
Net Revenues	188,017	100.0%	3%	182,556	100.0%
Non-interest expenses:
Employee compensation and benefits	124,651	66.3%	5%	119,238	65.3%
Occupancy and equipment rental	16,065	8.5%	5%	15,292	8.4%
Communications and office supplies	8,129	4.3%	6%	7,633	4.2%
Commissions and floor brokerage	2,784	1.5%	3%	2,692	1.5%
Other operating expenses	11,670	6.3%	-7%	12,542	6.8%
Total Non-interest expenses	163,299	86.9%	4%	157,397	86.2%
Income before income taxes	24,718	13.1%	-2%	25,159	13.8%
Provision for Income Taxes	9,844	5.2%	9%	8,993	4.9%
Net Income	$ 14,874	7.9%	-8%	$ 16,166	8.9%

The Company recorded net income of $14.9 million, or $1.19 per diluted share on net revenues of $188.0 million for the nine months ended September 30, 2005 compared to net income of $16.2 million, or $1.32 per diluted share, on net revenues of $182.6 million for the same period one year earlier. Net income for the nine-month period ended September 30, 2004 included a $1.0 million tax benefit, or $0.08 per diluted share, resulting from the settlement in the first quarter of a state tax matter covering a number of years.

Revenues from commissions and principal transactions increased 1% to $107.0 million due to improved market conditions and increased production resulting from an increase in Private Client Group branch offices.

Investment banking revenues decreased 2% to $41.1 million due principally to a decrease in the amount of underwriting participation fees earned.

Asset management and service fees increased 17% to $31.0 million primarily as a result of increased assets under management resulting from Private Client Group branch office openings.

Other revenues decreased principally as a result of a decrease in net gains on investments.

Net interest revenue increased 34% to $8.6 million principally as a result of increased interest revenue on customer margin accounts which increased 35% to $10.1 million, resulting from a 41% increase in the weighted average rates charged to those customers offset by lower average margin borrowings. Interest expense increased 19% as a result of increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 98% to 3.00% from 1.51% in the prior year.

Total non-interest expenses increased 4% to $163.3 million resulting from increases in employee compensation and benefits, occupancy and equipment rental, communication and office supplies and commissions and floor brokerage offset by decreased other operating expenses.

Employee compensation and benefits, which represent 66% of the Company's net revenues, increased 5% to $124.7 million. The majority of the increase was attributed to the increase in variable compensation commensurate with the increase in revenues. Additionally, the Company experienced an increase in benefit expense resulting from the reversal of previously accrued health benefits as the first nine months of 2004 included a credit due to lower-than-expected utilization.

Communication and office supplies, which increased 6% to $8.1 million, and occupancy and equipment rental, which increased 5% to $16.1 million, increased principally due to the Company's increase in Private Client Group branch offices.

Commission and floor brokerage increased 3% to $2.8 million due to increased floor execution costs resulting from the increases in transactions and commission revenues.

Other operating expenses decreased 7% to $11.7 million principally due to decreased settlement charges for claims and decreased litigation cost in connection with the resolution of those and other claims.

As a result of the 3% increase in net revenues and a 4% increase in operating expenses, income before income taxes decreased 2% to $24.7 million.

The effective tax rate for the nine-months ended September 30, 2005 was 40%, compared with 36% for the nine-months ended September 30, 2004. The change is due to a $1.0 million tax benefit recorded in the 2004 first quarter resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the nine-month period ending September 30, 2004 was 40%.

Three months ended September 2005 as compared to three months ended September 2004

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 37,395	58.6%	15%	$ 32,628	58.6%
Investment banking	11,707	18.3%	2%	11,532	20.7%
Asset management and service fees	11,445	17.9%	29%	8,895	16.0%
Interest	4,679	7.3%	32%	3,552	6.4%
Other	174	0.3%	-18%	211	0.3%
Total Revenues	65,400	102.4%	15%	56,818	102.0%
Less: Interest expense	1,542	2.4%	37%	1,123	2.0%
Net Revenues	63,858	100.0%	15%	55,695	100.0%
Non-interest expenses:
Employee compensation and benefits	42,369	66.3%	18%	35,873	64.4%
Occupancy and equipment rental	5,443	8.5%	7%	5,089	9.1%
Communications and office supplies	2,677	4.2%	-2%	2,718	4.9%
Commissions and floor brokerage	946	1.5%	-2%	970	1.7%
Other operating expenses	4,274	6.7%	7%	4,008	7.3%
Total Non-interest expenses	55,709	87.2%	14%	48,658	87.4%
Income before income taxes	8,149	12.8%	16%	7,037	12.6%
Provision for Income Taxes	3,253	5.1%	17%	2,780	5.0%
Net Income	$ 4,896	7.7%	15%	$ 4,257	7.6%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative nine month discussion and the statements contained in that discussion also apply for the three month discussion.

For the third quarter of 2005, the Company recorded net income of $4.9 million, or $0.39 per diluted share on net revenues of $63.9 million compared to net income of $4.3 million, or $0.35 per diluted share, on net revenues of $55.7 million for the comparable quarter of 2004.

Investment banking revenues increased 2% to $11.7 million, resulting principally from an increase in corporate finance advisory fees and an increase in lead and co-managed equity, debt, closed-end funds, and trust preferred offerings.

Total non-interest expenses increased 14% to $55.7 million principally due to increased employee compensation and benefits, occupancy and equipment rental and other operating expenses.

Employee compensation and benefits, which is principally variable, increased $6.5 million, or 18%, from last years' third quarter. Variable compensation increased $5.7 million commensurate with the increase in revenues and profitability. Fixed compensation increased $800,000 principally from an increase Private Client Group branch offices.

Other operating expenses increased 7% to $4.3 million primarily as a result of increased costs associated with the Company's continued expansion.

As a result of the 15% increase in net revenues and a 14% increase in non-interest expenses, income before income taxes increased 16% to $8.1 million.

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

Results of Operations for Private Client Group - Nine Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 98,991	67.5%	1%	$ 97,577	69.7%
Investment banking	10,773	7.3%	5%	10,307	7.4%
Asset management and service fees	31,021	21.1%	17%	26,570	19.0%
Interest	10,137	6.9%	35%	7,489	5.3%
Other	170	0.2%	-14%	198	0.1%
Total Revenues	151,092	103.0%	6%	142,141	101.5%
Less: Interest expense	4,412	3.0%	104%	2,166	1.5%
Net Revenues	146,680	100.0%	5%	139,975	100.0%
Non-interest expenses:
Employee compensation and benefits	88,894	60.6%	7%	82,904	59.2%
Occupancy and equipment rental	9,241	6.3%	6%	8,687	6.2%
Communications and office supplies	4,795	3.3%	10%	4,374	3.1%
Commissions and floor brokerage	1,945	1.3%	6%	1,840	1.3%
Other operating expenses	6,322	4.3%	9%	5,778	4.2%
Total Non-interest expenses	111,197	75.8%	7%	103,583	74.0%
Income before income taxes	$ 35,483	24.2%	-2%	$ 36,392	26.0%

	September 30, 2005	September 30, 2004
Branch Offices	90	84
Investment Executives	458	425
Independent Contractors	182	180

The Private Client Group net revenues increased 5% to $146.7 million, principally due to increased commissions and principal transactions and increased asset management and service fees. Commissions and principal transactions increased due to the increase in the number of branch offices and investment executives. Asset management and service fees increased principally due to increased wrap fees, resulting from of an increase in the number and value of managed accounts. In addition, commissions from investment banking increased due to increased selling concession for lead or co-managed transactions. (See Equity Capital Markets)

Assets Under Management	September 30, 2005	June 30, 2005	September 30, 2004	June 30, 2004
Value	$2,298,612,000	$1,597,657,000	$1,439,199,000	$1,384,060,000
Number of accounts	9,142	8,153	8,005	7,599

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations- Total Company)

Non-interest expenses increased 7% to $111.2 million. Employee compensation and benefits increased 7% as variable compensation increased in conjunction with increased revenue production, and fixed compensation increased due to the firm's continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $6.9 million and $6.1 million from 2005 and 2004, respectively, compensation as a percentage of net revenues was 55.9% and 54.8% respectively.

Occupancy and equipment rental increased 6% to $9.2 million principally as a result of an increase in the number of branch offices and increased depreciation expense primarily for computer equipment resulting from a company-wide upgrade of PC desk top units.

Communication and office supplies increased 10% due to the increase in the number of branch offices.

Commission and floor brokerage increased 6% due to increased transactions.

Other operating expenses increased 9% to $6.3 million principally as a result of increased settlement expense resulting from increased customer claim activity.

As a result of the 5% increase in net revenues and a 7% increase in non-interest expenses, income before income taxes for the Private Client Group decreased 2% to $35.5 million.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 34,721	67.7%	17%	$ 29,776	69.4%
Investment banking	2,880	5.6%	21%	2,384	5.6%
Asset management and service fees	11,438	22.3%	29%	8,891	20.7%
Interest	3,870	7.5%	45%	2,671	6.2%
Other	111	0.3%	258%	31	0.1%
Total Revenues	53,020	103.4%	21%	43,753	102.0%
Less: Interest expense	1,760	3.4%	104%	864	2.0%
Net Revenues	51,260	100.0%	20%	42,889	100.0%
Non-interest expenses:
Employee compensation and benefits	30,941	60.4%	23%	25,114	58.6%
Occupancy and equipment rental	3,108	6.1%	8%	2,891	6.7%
Communications and office supplies	1,545	3.0%	n/a	1,540	3.6%
Commissions and floor brokerage	674	1.3%	6%	634	1.5%
Other operating expenses	2,268	4.4%	5%	2,151	5.0%
Total Non-interest expenses	38,536	75.2%	19%	32,330	75.4%
Income before income taxes	$ 12,724	24.8%	21%	$ 10,559	24.6%

The Private Client Group net revenues increased 20% to $51.3 million, with increases in all revenue categories.

Non-interest expenses, increased in conjunction with increased revenue production and the Company's continued expansion efforts. Employee compensation and benefits, principally variable compensation, increased due to increased production and profitability. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. Excluding transition pay of $2.6 million and $1.9 million from 2005 and 2004, respectively, compensation as a percentage of net revenues was 55.3% and 54.0% respectively.

As a result of the 20% increase in net revenues and a 19% increase in non-interest expenses, income before income taxes for the Private Client Group increased 21% to $12.7 million.

Results of Operations for Equity Capital Markets - Nine Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 5,619	21.4%	-20%	$ 7,067	24.8%
Investment banking	20,676	78.8%	-2%	21,092	74.0%
Other	269	1.0%	-46%	497	1.8%
Total Revenues	26,564	101.2%	-7%	28,656	100.6%
Less: Interest expense	312	1.2%	96%	159	0.6%
Net Revenues	26,252	100.0%	-8%	28,497	100.0%
Non-interest expenses:
Employee compensation and benefits	13,531	51.5%	-10%	14,957	52.5%
Occupancy and equipment rental	786	3.0%	-6%	834	2.9%
Communications and office supplies	1,304	5.0%	-1%	1,317	4.6%
Commissions and floor brokerage	743	2.8%	-2%	759	2.7%
Other operating expenses	1,492	5.7%	-31%	2,165	7.6%
Total Non-interest expenses	17,856	68.0%	-11%	20,032	70.3%
Income before income taxes	$ 8,396	32.0%	-1%	$ 8,465	29.7%

Net revenues decreased 8% to $26.3 million. During the first nine months of 2005, the Equity Capital Markets group led or co-managed 65 equity, debt, closed end funds or trust preferred offerings compared to 60 in the 2004 first nine months. Despite the increase in the number of lead or co-managed offerings, the amount of the selling concession earned on those offerings diminished along with decreased underwriting participation fees. As a result, commission and principal transactions and investment banking revenue declined.

Employee compensation and benefits, which is primarily variable, decreased as expected, in conjunction with decreased revenues. As a result employee compensation and benefits as a percentage of net revenues decreased to 51.5%.

Occupancy and equipment rental decreased 6% to $786,000 due to decreased leased equipment charges.

Other operating expenses decreased 31% primarily due to decreased travel and promotion.

As a result of the 8% decrease in net revenues and an 11% decrease in non-interest expenses, income before income taxes decreased 1% to $8.4 million.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 1,629	19.7%	-24%	$ 2,150	25.5%
Investment banking	6,684	80.7%	7%	6,245	74.0%
Other	40	0.4%	-62%	105	1.2%
Total Revenues	8,353	100.8%	-2%	8,500	100.7%
Less: Interest expense	69	0.8%	23%	56	0.7%
Net Revenues	8,284	100.0%	-2%	8,444	100.0%
Non-interest expenses:
Employee compensation and benefits	4,528	54.7%	-2%	4,624	54.8%
Occupancy and equipment rental	281	3.4%	4%	269	3.2%
Communications and office supplies	436	5.3%	4%	420	5.0%
Commissions and floor brokerage	251	3.0%	-19%	308	3.6%
Other operating expenses	444	5.3%	-36%	689	8.1%
Total Non-interest expenses	5,940	71.7%	-6%	6,310	74.7%
Income before income taxes	$ 2,344	28.3%	10%	$ 2,134	25.3%

Net revenues decreased 2% to $8.3 million. During the 2005 third quarter, the Equity Capital Markets group led or co-managed 22 equity, debt, closed end funds or trust preferred offerings compared to 19 in the 2004 third quarter. The increase in management, private placement and advisory fees was offset by a decrease in selling concession earned on those offerings. As a result commissions and principal transactions decreased.

Employee compensation and benefits decreased in conjunction with decreased production. Employee compensation and benefits as a percentage of net revenues decreased slightly to 54.7%.

As a result of the 2% decrease in net revenues and a 6% decrease in non-interest expenses, income before income taxes increased 10% to $2.3 million.

Results of Operations for Fixed Income Capital Markets - Nine Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 5,335	45.7%	8%	$ 4,928	42.1%
Investment banking	6,715	57.5%	-1%	6,776	57.9%
Interest	546	4.7%	-13%	631	5.4%
Other	17	0.1%	-37%	27	0.2%
Total Revenues	12,613	108.0%	2%	12,362	105.6%
Less: Interest expense	934	8.0%	43%	655	5.6%
Net Revenues	11,679	100.0%	n/a	11,707	100.0%
Non-interest expenses:
Employee compensation and benefits	7,389	63.3%	-5%	7,773	66.4%
Occupancy and equipment rental	565	4.8%	11%	511	4.4%
Communications and office supplies	634	5.4%	4%	609	5.2%
Commissions and floor brokerage	96	0.8%	3%	93	0.8%
Other operating expenses	1,604	13.8%	32%	1,212	10.3%
Total Non-interest expenses	10,288	88.1%	1%	10,198	87.1%
Income before income taxes	$ 1,391	11.9%	-8%	$ 1,509	12.9%

Net revenues for the first nine months of 2005 remained relatively unchanged from the same time period last year. The number of senior or co-managed offerings decreased slightly to 109 offerings in the first half of 2005 from 111 in the same period one year earlier.

Employee compensation and benefits, primarily, variable compensation, decreased due to lower payouts on commissions and principal transactions as compared to payouts on investment banking. As a result compensation as a percentage of net revenues decreased to 63.3%.

Occupancy and equipment rental increased 11% due principally to increased vendor service fees for syndicate processing.

Other operating expenses increased 32% due to increased travel and promotion, advertising, and professional fees resulting from increased marketing efforts, primarily for municipal banking.

Net revenues remained unchanged while non-interest expenses increased 1% resulting, in an 8% decrease in income before income taxes to $1.4 million.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	September-05			September-04
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 1,200	40.1%	-24%	$ 1,574	43.4%
Investment banking	1,977	66.2%	-4%	2,065	57.0%
Interest	203	6.8%	19%	171	4.7%
Other	7	0.2%	-13%	8	0.3%
Total Revenues	3,387	113.3%	-11%	3,818	105.4%
Less: Interest expense	397	13.3%	104%	195	5.4%
Net Revenues	2,990	100.0%	-17%	3,623	100.0%
Non-interest expenses:
Employee compensation and benefits	2,069	69.2%	-10%	2,298	63.4%
Occupancy and equipment rental	168	5.6%	-1%	169	4.7%
Communications and office supplies	247	8.3%	12%	221	6.1%
Commissions and floor brokerage	20	0.7%	-29%	28	0.8%
Other operating expenses	522	17.4%	51%	344	9.4%
Total Non-interest expenses	3,026	101.2%	-1%	3,060	84.4%
Income before income taxes	$ (36)	-1.2%	n/a	$ 563	15.6%

Net revenues decreased 17% in the 2005 third quarter as a result of decreased underwriting participation and financial advisory fees. Fixed Income Capital Markets senior or co-managed 29 offerings in the 2005 third quarter, unchanged from the prior year third quarter. However, the amount of underwriters discounts on those offerings decreased, principally for commissions and principal transactions.

Employee compensation and benefits, principally variable compensation, decreased 10%. Compensation as a percentage of net revenues increased to 69% primarily due to decreased revenue production.

As a result of a 17% decrease in net revenues, income before income taxes decreased $600,000 from the same period one year earlier.

Results of Operations for Other Segment -Nine Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	September-05		September-04
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 3,406	43%	$ 2,377
Non-interest expenses:
Employee compensation and benefits	14,838	9%	13,603
Other operating expenses	9,120	-9%	9,981
Total Non-interest expenses	23,958	2%	23,584
Losses before income tax	$ (20,552)	n/a	$ (21,207)

Net revenues for the Other segment increased to $3.4 million principally as a result of increased net interest revenue resulting from increased internal financing charges, principally to the Private Client Group for customer borrowings for margin activity. (See interest revenue and interest expense discussion in Results of Operations for Private Client Group), offset by an increase in loss on investments.

Employee compensation and benefits increased due to an increase in benefit expense. (See employee compensation and benefit discussion in Results of Operations Total Company)

Other expenses decreased principally as a result of decreased settlement charges for customer claims, and decreased litigation costs in connection with those claims.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	September-05		September-04
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 1,324	79%	$ 739
Non-interest expenses:
Employee compensation and benefits	4,831	26%	3,837
Other operating expenses	3,376	-15%	3,120
Total Non-interest expenses	8,207	18%	6,957
Losses before income tax	$ (6,883)	n/a	$ (6,218)

Liquidity and Capital Resources

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debenture to Stifel Financial Capital Trust I, debenture to Stifel Financial Capital Trust II, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

On August 12, 2005, the Company completed its private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust II ("the Trust"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 30, 2035, but may be redeemed by the Company and in turn, the Trust would call the debenture beginning September 30, 2010. The Trust requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum.

The Company entered into a $35.0 million subordinated loan agreement with its principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), as approved by the New York Stock Exchange on September 27, 2005, with the same terms as the debenture between the Company and Stifel Financial Capital Trust II.

As discussed in Note H of the Notes to Condensed Consolidated Financial Statements, during September 2005, the Company entered into an agreement with Citigroup, Inc. to acquire substantially all of the Legg Mason capital markets business ("LM Capital Markets") for an amount equal to the net book value of assets being acquired, plus a premium of up to $37.0 million. The closing is anticipated to occur on December 1, 2005, at which time the Company will pay an amount equal to the net book value of assets and $7.0 million of the $37.0 million premium. The remaining premium of up to $30.0 million will be paid over three years beginning in 2006 if certain performance thresholds are met.

The Company is offering the LM Capital Markets personnel that are joining the Company the right to purchase in the aggregate, up to 1,200,000 shares of Stifel Financial Corp. common stock at $25.00 per share in a private placement. The Company will incur a one-time non-cash after-tax charge to earnings equal to the aggregate amount of the difference between the market price on the closing date of the private placement and the $25 offering price. Based upon the October 31, 2005 closing price of $37.55, the one-time non-cash after-tax charge would be approximately $9.0 million or $0.73 per share. The Company anticipates the Private placement to be completed in January 2006.

Concurrent with the closing of the acquisition of the LM Capital Markets, the Company anticipates issuing approximately 1,370,000 shares of restricted stock units to key associates of LM Capital Markets. The Company also anticipates issuing approximately 530,000 restricted stock units as a match for LM Capital Markets personnel who purchase Stifel Financial Corp. common stock in the private placement. Based upon the aforementioned closing price, the estimated annual after tax charge related to the restricted stock units issued to the LM Capital Markets associates would be approximately $14,300,000. Substantially all of the restricted units will vest annually over three years. In addition, the Company anticipates various integration charges associated with the transaction which may be significant.

Management believes the funds from operations, available informal short-term credit arrangements, and its ability to raise additional capital will provide sufficient resources to meet the present and anticipated financing needs.

In the first nine months of 2005, the Company purchased $3.9 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first nine months of 2005, the Company repurchased 467,280 shares of its common stock, at an average price of $20.92 per share. The Company reissued 580,441 shares of common stock for its employee benefit plans at an average share price of $18.93.

SN & Co., the Company's principal broker-dealer subsidiary, is subject to certain requirements of the SEC with regard to liquidity and capital requirements. At September 30, 2005, SN & Co. had net capital of $130.9 million, which was 47.05% of its aggregate debit items, and $125.3 million in excess of the minimum required net capital.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as amended by the SEC on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For option grants outstanding at September 30, 2005, the Company expects compensation expense, as determined in accordance with SFAS No. 123R, to be approximately $499,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the related impact on the condensed consolidated financial statements.

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

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2004. As of September 30, 2005, the Company's contractual obligations have not materially changed from December 31, 2004, except that on August 12, 2005, the Company entered into a $35.0 million debenture with Stifel Financial Capital Trust II. Contractual interest obligations on the debenture will be $2.2 million annually and total $67.3 million over the life of the debenture. The debenture matures on September 30, 2035 and is redeemable by the Company beginning September 30, 2010.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended September 30, 2005.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the third quarter ended September 30, 2005:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2005 - July 31, 2005	1,388	$25.59	176	2,086,028
August 1, 2005 - August 31, 2005	9,874	$26.79	- -	2,086,028
September 1, 2005 - September 30, 2005	2,426	$35.25	2,426	2,083,602
Total	13,688	$28.17	2,602

(1) The total number of shares purchased includes 11,086 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

Item 6. Exhibits

(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in "Note F - Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: November 8, 2005	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 8, 2005	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.