Form 10-Q/A
period 2005-09-30
STIFEL FINANCIAL CORP
filed 2006-01-17
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

STIFEL FINACIAL CORP.
Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

Explanatory Note

Stifel Financial Corp. ("SFC") is filing this Amendment No. 1 to the it's Quarterly Report on Form 10-Q ("Amendment No. 1") for the quarter ended September 30, 2005 in order to amend Part II. Item 6. in its entirety to the Quarterly Report on Form 10-Q originally filed with the U.S. Securities and Exchange Commission (the "Commission") on November 9, 2005 (the "Original Filing"). With the exception of the foregoing, no other information in the Form 10-Q is being supplemented, updated or amended.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	10	Acquisition agreement by and between Stifel Financial Corp. and Citigroup Inc., filed herewith.
	11	Statement re computation of per share earnings (set forth in "Note F - Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited)).
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: January 17, 2006	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: January 17, 2006	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10	Acquisition agreement by and between Stifel Financial Corp. and Citigroup Inc.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.