Form 10-K
period 2005-12-31
STIFEL FINANCIAL CORP
filed 2006-03-16
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2005 (the last business day of the Registrant's second fiscal quarter), was approximately $226.8 million, based on the closing sale price of the Common Stock on the New York Stock Exchange on that date.

Shares of Common Stock outstanding at February 28, 2006: 11,789,080 shares, par value $.15 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Stockholders to be held May 9, 2006, are incorporated by reference in Part III hereof. Exhibit Index located on pages 80 and 81.

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

  Our ability to integrate the recently acquired Legg Mason Capital Markets business;

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

On December 1, 2005, the Company closed on the acquisition of the Legg Mason Capital Markets business ("LM Capital Markets") from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. The LM Capital Markets business acquired by the Company included the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of Legg Mason, Inc. and employed 429 professional and support staff who became employees of Stifel Nicolaus on December 1, 2005. In addition, as part of the transaction, the Company acquired the outstanding stock of Legg Mason Limited, a London based securities dealer serving European institutional clients in London and Geneva.

The Company offers securities-related financial services through its wholly owned operating subsidiaries, Stifel Nicolaus, Century Securities Associates, Inc. ("CSA"), and Stifel Nicolaus Limited ("SN Ltd"). These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States and Europe. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions.

Business Segments

The Company's business has four segments: Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Financial information for each of the three years ended December 31, 2005, 2004, and 2003 is included in the consolidated financial statements and notes thereto (see Note Q of Notes to Consolidated Financial Statements). Such information is hereby incorporated by reference.

Narrative description of business

As of February 28, 2006, the Company employed 1,659 individuals. In addition, 178 investment executives were affiliated with CSA as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 164,000 client accounts. No single client accounts for a material percentage of any segment of the Company's business.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to its private clients through Stifel Nicolaus' branch system and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client group over the past five years. At February 28, 2006, the Private Client Group employed 895 individuals, including 654 investment executives and independent contractors.

Stifel Nicolaus Private Client

Stifel Nicolaus had 94 private client branches located in 18 states, primarily in the Midwest. Its 476 investment executives provide a broad range of services and financial products to their clients. While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Stifel Nicolaus charges commissions on both stock exchange and over-the-counter transactions, in accordance with Stifel Nicolaus' commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, Stifel Nicolaus distributes equity securities, through public offerings and secondary markets, and taxable and tax-exempt fixed income products to its private clients, including municipal, corporate, government agency and mortgage-backed securities, preferred stock, and unit investment trusts. In addition, Stifel Nicolaus distributes insurance and annuity products and investment company shares. Stifel Nicolaus has dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75% of the purchase price, depending upon the size of the transaction.

CSA Private Client

CSA had affiliations with 178 independent contractors in 97 branch offices and 47 satellite offices in 33 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

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

EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes corporate finance, research, syndicate, over-the-counter equity trading, and institutional sales and trading. At February 28, 2006, the Equity Capital Markets segment employed 347 individuals.

Corporate Finance

The corporate finance group consisted of 103 professionals and support associates located in Baltimore, Philadelphia, St. Louis, Chicago, Louisville and New York.  Our corporate finance activities include public offerings and private placements of debt and equity securities and the provision of financial advisory services principally with respect to merger and acquisition transactions.  The corporate finance group principally focuses on mid-sized companies as well as on larger companies in targeted industry sectors which include Real Estate, Financial Services, Healthcare, Government and IT Services, Telecommunications, Transportation and Energy, Business & Consumer Services, and Education.

Research

The research department consisted of 110 analysts and support associates, located in Baltimore, Cleveland, Dallas, Denver, Manasas, New York, Richmond, St. Louis, and Washington D.C., who publish research on 537 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

Syndicate

The syndicate department, which consisted of seven professionals and support associates located in Baltimore and St. Louis, coordinates the marketing, distribution, pricing, and stabilization of the Company's lead and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

Equity Trading

The Company trades as principal and agent in the over-the-counter market. The over-the-counter equity trading group, which consisted of 42 professionals and support associates located in Baltimore, New York, and St. Louis, acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. At February 28, 2006, Stifel Nicolaus made a market in 680 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

Institutional Sales and Trading

The institutional equity sales and trading group consisted of 85 professionals and support associates, located in Atlanta, Baltimore, Boston, Brookfield WI, Chicago, Cleveland, Denver, and San Francisco, who provide equity products to its institutional accounts in both the primary and secondary markets. Included in Institutional Sales and Trading is SN Ltd., an international subsidiary of the Company. At February 28, 2006, the institutional equity sales and trading department maintains relationships with approximately 981 institutional accounts.

FIXED INCOME CAPITAL MARKETS

The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. At February 28, 2006, the Fixed Income Capital Markets segment employed 170 individuals.

Public Finance

Public finance consisted of 44 professionals and support associates, with offices in Baltimore, Denver, Milwaukee, Orlando, St. Louis, and Wichita. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms. The majority of the Company's municipal bond underwritings are originated through these offices.

Institutional Sales and Competitive Underwriting and Trading

Institutional sales consisted of 126 professionals and support associates and is comprised of taxable and tax-exempt sales departments located in Baltimore, Boston, Brookfield WI, Chadds Ford PA, Chapel Hill NC, Chicago, Cleveland, Dallas, Denver, Houston, Minneapolis, New Orleans, New York, Pittsburgh, San Francisco, and St. Louis. Stifel Nicolaus buys both tax-exempt and taxable products, primarily municipal, corporate, government agency, and mortgage-backed securities for its own account, maintains an inventory of these products, and resells from that inventory to its institutional accounts. The institutional fixed income sales group maintained relationships with approximately 3,241 accounts at February 28, 2006.

OTHER SEGMENT

In addition to its Private Client Group segment and Capital Markets segments, Stifel Nicolaus clears transactions for another independent introducing broker-dealer. Revenues and costs associated with clearing these transactions are included in the Other Segment. The Company also includes unallocated interest expense, interest income from stock borrow activities, and interest income and gains and losses on investments held in the Other segment revenue. The Company includes in the Other segment the unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets acquisition; and general administration. At February 28, 2006, the Company employed 247 persons in this segment.

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

Management relies on the expertise acquired in its market area over its 115-year history, its personnel, and its equity capital to operate in the competitive environment.

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

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs conduct regular examinations of the broker-dealer subsidiaries of the Company and also initiate targeted and other specific inquiries from time to time, mainly of which include the investigation of issues involving substantial portions of the securities industry. The SEC and the SROs may determine to take no formal action in certain matters. The SEC and the SROs may conduct administrative proceedings, which can result in censures, fines, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) the implementation of an internal control structure and procedures for financial reporting; (3) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company and their assessment of the company's internal controls over financial reporting; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; (6) increased work by the company's independent auditors to audit management's assessment of internal controls over financial reporting; and (7) new and increased civil and criminal penalties for violations of the securities laws. Compliance with these aspects of the Sarbanes-Oxley Act, particularly Section 404, has significantly increased our costs.

In 2004, the Company began a review of potential discounts under mutual fund Net Asset Value (NAV) transfer programs. Generally, NAV transfer programs offer clients an opportunity to transfer funds from one mutual fund to another without incurring a fee, or load. The firm has completed a review of potential NAV transfers for years 2003 and 2004 and determined that payments made to date and any potential future payments will not have a material adverse effect on its results of operations. The NASD is currently reviewing the Company's processes of evaluating transactions for NAV transfer discounts and providing reimbursement to customers.

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

Under SEC rules, a broker-dealer may be prohibited from expanding its business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE and NASD, including censures, fines, suspension, or expulsion. Stifel Nicolaus had net capital of approximately $106.7 million at December 31, 2005, which was approximately 36.7% of aggregate debit balances and approximately $100.9 million in excess of required net capital. CSA had net capital of approximately $1.9 million at December 31, 2005, which was approximately $1.8 million in excess of the required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which SN Ltd has met.

AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports, proxy statements and other information with the SEC.

The Company's website is http://www.stifel.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on the Company's website are the Company's Executive Committee charter, Audit/Finance Committee charter, Compensation Committee charter, and Nominating/Corporate Governance Committee charter. Copies of the Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics governing our directors, officers, and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "Investor Relations" and are available in print upon request of any stockholder to the Chief Financial Officer or may be requested on the Company's website. Within the time period required by the SEC and the NYSE, the Company will post on its website any modifications to any of the available documents. The Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102, telephone: (314) 342-2000.

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

ITEM 1A - RISK FACTORS

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

  economic and political conditions;

  broad trends in business and finance;

  legislation and regulation affecting the national and international business and financial communities;

  currency values;

  inflation;

  market conditions;

  the availability and cost of short-term or long-term funding and capital;

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

Because a significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, asset management and service fees and investment banking fees, a decline in stock prices, trading volumes, or liquidity could significantly harm our profitability in the following ways:

  The volume of trades we would execute for our clients may decrease;

  The value of the invested assets we manage for our clients may decline;

  Our customer margin balances may decrease;

  The number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

  The value of the securities we hold in inventory as assets, which we often purchase in connection with market- making and underwriting activities, may decline;

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

  The value of the securities we hold as investments acquired directly through our subsidiaries may decline. In particular, those investments in venture capital and start-up type companies, which by their nature are subject to a high degree of volatility, may be susceptible to significant fluctuations; and

  Our financial results may be adversely affected by the amortization costs incurred by us in connection with the upfront loans we offer to investment executives.

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

Many of our competitors have significantly greater capital and financial resources than we do. The financial services industry has recently undergone significant consolidation, which has further concentrated equity capital and other financial resources in the industry and further increased competition. Many of our competitors use their significantly greater financial capital and scope of operations to offer their customers more products and services, broader research capabilities, access to international markets, and other products and services not currently offered by us. These and other competitive pressures may adversely affect our competitive position and, as a result, our operations and financial condition.

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

We are subject to an increased risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by investment executives or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. We have entered into indemnification agreements with our directors. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors, or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

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

Our business, as a service business, relies heavily upon our highly skilled and often highly specialized employees, including our executive officers. The unexpected loss of services of any of these key employees and executive officers, or the inability to recruit and retain highly qualified personnel in the future, could have an adverse effect on our business and results of operations.

We generally do not enter into written employment agreements with our employees, and employees can stop working with us at any time. Investment executives typically take their clients with them when they leave us to work for a competitor. From time to time, in addition to investment executives, we have lost equity research, investment banking, public finance, and institutional sales and trading professionals to our competitors, and some have taken clients away from us.

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

We may recruit investment executives, make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business and may strain our resources.

Our growth strategies include the recruitment of investment executives and future acquisitions or joint ventures with other businesses. Any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base has and will continue to strain our management and administrative resources. Costs or difficulties relating to such transactions, including integration of products, employees, technology systems, accounting systems and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. We cannot assure investors that we will be able to manage or continue to manage our recent or future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition, and operating results. After we announce or complete an acquisition or joint venture, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

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

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. The principal source of our liquidity is our assets, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

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

In the event existing internal and external financial resources do not satisfy our needs, we may have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, credit ratings, and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities took significant action against us, or if we discovered that one of our employees had engaged in serious unauthorized or illegal activity. We cannot assure investors that our internal sources of liquidity will prove sufficient, or if they prove insufficient, that we will be able to successfully obtain outside financing on favorable terms, or at all.

We are subject to increasing governmental and organizational regulation.

Our business and the securities industry generally, is subject to extensive regulation at both the federal and state levels. In addition, SRO, such as NYSE and the NASD, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping, and the conduct of principals and employees. The extensive regulatory framework applicable to broker-dealers, the purpose of which is to protect investors and the integrity of the securities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our security holders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules, or regulations of any SRO, state, or federal regulatory authority could result in a fine, injunction, suspension, or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules, and regulations or the adoption of new statutes, rules, and regulations could require us to alter our methods of operation at costs which could be substantial. In particular, recent corporate scandals have given rise to the Sarbanes-Oxley Act, which has far-reaching effects on corporate governance and accountability. In addition, our ability to comply with laws, rules, and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements. Moreover, our independent contractor subsidiaries, CSA and SN Ltd., give rise to a higher risk of noncompliance because of the nature of the independent contractor relationships involved.

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

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which Stifel Nicolaus Limited has met.

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

We may not realize the expected benefits of the acquisition of the LM Capital Markets business.

We may be unable to take advantage of the opportunities we expect to obtain in the acquisition of the LM Capital Markets business, including strengthening of our existing capital markets business and addition of senior personnel and managers to our capital markets business, as existing accounts that had a relationship with the Legg Mason firm may reduce or cease doing business with the combined company, and senior Legg Mason personnel may decide not to join or stay with the Company. Additionally, the LM Capital Markets business is also subject to many, if not all, of the same risks faced by our business described herein. In addition, we may not be successful in replacing the internal and external relationships that benefited the LM Capital Markets business while part of Legg Mason. Further, the historical data relating to the capital markets business segment of Legg Mason, Inc. is not indicative of the results of operations that would have been achieved had the acquisition of the LM Capital Markets business been effected as of an earlier date, or that will be achieved in the future.

The success of our acquisition depends on our ability to retain key personnel from the LM Capital Markets business. Our business is a service business that depends heavily on highly skilled personnel and the relationship they form with clients.

Like our core business, the LM Capital Markets business we acquired is a service business that relies heavily upon highly skilled and highly specialized employees. While we have executed a number of employment agreements with such key personnel subject to the closing of the acquisition of the LM Capital Markets business, there is no assurance that all of such employees will remain with the Company for the long term. As mentioned above, investment executives typically take their clients with them when they leave to work for a competitor of ours. If any of these key employees or other senior management personnel determine that they do not wish to remain employees of the Company, it could have an adverse effect on the prospects for our combined business and results of operations in the future.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters and operations, and CSA's headquarters are located in 96,000 square feet of leased office space in St. Louis. The Company leases 43,418 square feet, located in Baltimore, for a significant portion of the LM Capital Markets business. The Company leases a total of 116 office locations, of which the Private Client segment maintains 94 leased offices in 18 states, primarily in the Midwest. The Fixed Income Capital Markets segment resides in nine leased locations. The Equity Capital Markets segment occupies leased space in 13 locations. The Company's management believes that, at the present time, the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2005, was approximately $10.5 million. Further information about the lease obligations of the Company is provided in Note E of the Notes to Consolidated Financial Statements filed with and made a part hereof.

ITEM 3. LEGAL PROCEEDINGS

The Company is named in and subject to various proceedings and claims incidental to its securities business activities, including lawsuits, arbitration claims and regulatory matters. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the consolidated financial condition of the Company but could be material to its operating results in one or more future periods. It is reasonably possible that certain of these lawsuits, arbitrations, claims and regulatory matters could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Company was held on October 26, 2005. Of the 10,005,751 shares issued, outstanding and eligible to be voted at the meeting, 8,028,386 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of security holders at the meeting.

Proposal to Approve and Adopt the Second Amendment and Restatement of the Company's 2001 Incentive Stock Plan. A proposal to increase the number of shares issuable under the Amended and Restated 2001 Incentive Stock Plan by 2,000,000 shares, to increase the maximum number of shares that may be issued to any individual in any calendar year from 133,000 shares to 200,000 shares and to increase the trigger for change of control events from 15% to 20%, was approved by a majority of the 8,015,184 shares of the Company's common stock that were voted. The voting results on this matter were as follows:

For	6,588,722
Against	1,426,462
Abstain	13,202

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

Name	Age	Positions or Offices With the Company and Stifel Nicolaus
Ronald J. Kruszewski	47	Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus
Scott B. McCuaig	56	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
James M. Zemlyak	46	Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Executive Vice President, Co-Chief Operating Officer, Chief Financial Officer, and Director of Stifel Nicolaus
Richard J. Himelfarb	64	Senior Vice President and Director of the Company and Executive Vice President and Director of Investment Banking of Stifel Nicolaus
David M. Minnick	49	Senior Vice President and General Counsel of the Company and Stifel Nicolaus
Thomas P. Mulroy	44	Senior Vice President and Director of the Company and Executive Vice President and Director of Equity Capital Markets of Stifel Nicolaus
David D. Sliney	36	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus
Joseph A. Sullivan	48	Senior Vice President and Director of the Company and Executive Vice President and Director of Fixed Income Capital Markets of Stifel Nicolaus

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

James M. Zemlyak joined Stifel Nicolaus in February 1999. Mr. Zemlyak has been Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Chief Financial Officer, and a member of the Board of Directors of Stifel Nicolaus since February 1999, Co-Chief Operating Officer of Stifel Nicolaus since August 2002, and Executive Vice President of Stifel Nicolaus since December 1, 2005. Prior to joining the Company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

Richard J. Himelfarb has served as Senior Vice President and Director of the Company and Executive Vice President and Director of Investment Banking of Stifel Nicolaus since December 1, 2005. He is responsible for supervising our corporate finance investment banking activities. Prior to joining the Company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995 and having previously served as Senior Vice President from November 1983.

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

Thomas P. Mulroy has served as Senior Vice President and Director of the Company and Executive Vice President and Director of Equity Capital Markets of Stifel Nicolaus since December 31, 2005. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining the Company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

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

Joseph A. Sullivan has served as Senior Vice President and Director of the Company and Executive Vice President and Director of Fixed Income Capital Markets of Stifel Nicolaus since December 1, 2005. Mr. Sullivan has responsibility for municipal and taxable fixed income banking, research, and institutional sales and trading. Prior to joining the Company, Mr. Sullivan was elected Executive Vice President of Legg Mason, Inc. in July 2003 and of Legg Mason Wood Walker, Inc. in August 2003. Mr. Sullivan had been Senior Vice President of Legg Mason, Inc. from July 2000 and of Legg Mason Wood Walker, Inc. from August 1994.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Market Information

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock, as reported on the NYSE Consolidated Transactions Reporting System, for each full quarterly period for the calendar years are as follows:

	STOCK PRICE*
	HIGH	LOW
YEAR 2005 BY QUARTER
First	$22.33	19.40
Second	25.74	19.65
Third	36.51	23.25
Fourth	39.44	34.80
YEAR 2004 BY QUARTER
First	$22.31	13.74
Second	21.15	16.20
Third	21.30	17.48
Fourth	24.68	19.04

*All stock price amounts reflect the four-for-three stock split distributed in September 2004.

b. Holders

The approximate number of stockholders of record on March 1, 2006, was 4,600.

c. Dividends

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

d. Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is contained in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and made part hereof.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the fourth quarter ended December 31, 2005:

(Periods)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2005 - October 31, 2005	157	$35.90	- -	2,083,602
November 1, 2005 - November 30, 2005	103,805	$38.58	- -	2,083,602
December 1, 2005 - December 31, 2005	4,491	$37.61	4,491	2,079,111
Total	108,453	$38.54	4,491

(1) The total number of shares purchased includes 103,962 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(in thousands, except per share amounts)		YEARS ENDED DECEMBER 31,
		2005	2004	2003	2002	2001
REVENUES	Commissions	$ 107,976	$ 95,894	$ 82,232	$ 68,362	$ 70,583
	Investment banking	55,893	57,768	49,663	45,860	37,012
	Principal transactions	44,110	46,163	47,417	39,453	34,089
	Asset management and service fees	43,476	35,504	28,021	25,098	24,769
	Interest	18,022	13,101	12,285	14,602	21,922
	Other	533	2,759	2,002	738	615
	Total revenues	270,010	251,189	221,620	194,113	188,990
	Less: Interest expense	6,275	4,366	5,108	6,319	11,722
	Net revenues	263,735	246,823	216,512	187,794	177,268

NON-INTEREST EXPENSES	Employee compensation and benefits	174,765	157,314	140,973	126,726	120,889
	Occupancy and equipment rental	22,625	21,445	19,278	18,631	17,673
	Communications and office supplies	12,087	10,330	10,740	10,737	10,799
	Commissions and floor brokerage	4,134	3,658	3,263	3,373	3,269
	Other operating expenses	17,402	17,459	17,198	23,533	21,251
	Total non-interest expenses	231,013	210,206	191,452	183,000	173,881
	Income before income taxes	32,722	36,617	25,060	4,794	3,387
	Provision for income taxes	13,078	13,469	10,053	2,014	1,377
	Net income	$ 19,644	$ 23,148	$ 15,007	$ 2,780	$ 2,010

PER SHARE DATA	Basic earnings	$ 2.00	$ 2.39	$ 1.63	$ .30	$ .21
	Diluted earnings	$ 1.56	$ 1.88	$ 1.37	$ .26	$ .19
	Cash dividends	--	--	--	$ .05	$ .09

STATEMENT OF FINANCIAL CONDITION AND OTHER DATA	Total assets	$ 842,001	$ 382,314	$412,239	$422,976	$440,559
	Long-term obligations	$ 97,182	$ 61,767	$ 61,541	$ 63,227	$ 38,512
	Stockholders' equity	$ 155,093	$ 131,312	$100,045	$ 79,990	$ 78,622
	Net income as % average equity	14.16%	19.72%	17.09%	3.44%	2.58%
	Net income as % total revenues	7.28%	9.22%	6.77%	1.43%	1.06%
	Average common shares and share equivalents used in determining earnings per share:

	Basic	9,828	9,702	9,233	9,377	9,549
	Diluted	12,586	12,281	10,971	10,892	10,653

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States and two European offices. Although the Company has offices throughout the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

The Company's operating results for the year ended December 31, 2005 correlated to the equity markets performance. Investor confidence in the equity markets was constrained by inflation, increasing energy costs and rising interest rates.

The three major equity indices, key indicators of investors' confidence, the Dow Jones Industrial Average closed the year down 0.6%, while the Standard & Poor's 500 Index, and the Nasdaq Composite closed up 3.0%, and 1.4%, respectively, over their December 31, 2004 closing.

During 2005, the Federal Reserve Board raised the fed funds rate eight times increasing the rate from 2.25% at December 31, 2004 to 4.25% at December 31, 2005.

On December 1, 2005, the Company closed on its acquisition of the Legg Mason Capital Markets business ("LM Capital Markets") from Citigroup Inc. (See Note T of the Notes To Consolidated Financial Statements). The LM Capital Markets business includes the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of Legg Mason, Inc. and employed 429 professional and support staff who became employees of Stifel Nicolaus on December 1, 2005, and accordingly the Results of Operations for the Company, Equity Capital Markets, and Fixed Income Capital Markets include the one month activity of the acquired business.

Results of Operations for the Company

The following table presents major categories of revenue and expenses for the Company for the respective periods.

	December 31, 2005			December 31, 2004			December 31, 2003
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$152,086	58%	7%	$142,057	58%	10%	$129,649	60%
Investment banking	55,893	21	(3)	57,768	23	16	49,663	23
Asset management and service fees	43,476	16	22	35,504	14	27	28,021	13
Interest	18,022	7	38	13,101	5	7	12,285	5
Other	533	0	(81)	2,759	2	38	2,002	1
Total revenues	270,010	102	7	251,189	102	13	221,620	102
Less: Interest expense	6,275	2	44	4,366	2	(15)	5,108	2
Net revenues	263,735	100	7	246,823	100	14	216,512	100
Non-Interest Expenses
Employee compensation and benefits	174,765	66	11	157,314	64	12	140,973	65
Occupancy and equipment rental	22,625	8	6	21,445	9	11	19,278	9
Communication and office supplies	12,087	5	17	10,330	4	(4)	10,740	5
Commissions and floor brokerage	4,134	2	13	3,658	1	12	3,263	2
Other operating expenses	17,402	7	0	17,459	7	2	17,198	7
Total non-interest expenses	231,013	88	10	210,206	85	10	191,452	88
Income before income taxes	32,722	12	(11)	36,617	15	46	25,060	12
Provision for income taxes	13,078	5	(3)	13,469	5	34	10,053	4
Net Income	$ 19,644	7%	(15)%	$ 23,148	9%	54%	$ 15,007	7%

2005 As Compared To 2004 -- Total Company

Year to year comparisons were impacted by the LM Capital Markets business acquired on December 1, 2005. The newly acquired LM Capital Markets business integrated into the Company contributed $13.9 million in net revenues and $2.5 million in income before income taxes.

The Company's total revenues increased $18.8 million, a 7% increase over 2004 and recorded its tenth consecutive annual increase in net revenues (total revenues less interest expense) of $16.9 million, a 7% increase over 2004.

Commissions and principal transactions increased $10.0 million as a result of increased production resulting from an increase in Private Client branch offices and increased production as a result of the LM Capital Markets business.

Investment banking revenues declined $1.9 million principally resulting from a decrease in the number of underwriting participations by the Company.

Asset management and service fees increased $8.0 million resulting from the increase in asset management fees for wrap accounts, which are billed based upon the value of the assets maintained in the account (See Assets Under Management in 2005 Compared to 2004 - Private Client Group).

Net interest increased to $11.7 million principally as a result of increased interest revenue on customer margin accounts, which increased 38% resulting from increased rates charged to those customers. Interest expense increased $1.9 million principally resulting from increased stock loan activity during the year in conjunction with increased bank borrowings and increased interest charges resulting from the issuance of $35.0 million debenture to Stifel Financial Capital Trust II with interest at 6.38% per annum issued in August 2005.

Other revenues decreased 81% to $533,000 principally due to a decrease in net gains on investments.

Total non-interest expenses increased 10% to $231.0 million. The most significant increase was in employee compensation and benefits which increased 11% to $174.8 million.

Compensation and benefits, which comprises 66% of net revenues, up from 64% in 2004, increased 11% to $174.8 million in conjunction with increased productivity and departmental profitability. The current year compensation and benefits includes $2.3 million in severance associated with the acquisition of the LM Capital Markets business. Additionally, benefit expense increased from the prior year due to the reversal in 2004 of previously accrued health benefits due to lower-than-expected utilization. A portion of compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout, in connection with the Company's expansion efforts. The upfront notes are amortized over a five to ten year period. Excluding transition pay of $10.4 million and $8.9 million from 2005 and 2004, respectively, and the $2.3 million severance pay in 2005, compensation as a percentage of net revenues totaled 61% compared to 60% in 2004. The Company excludes transition and severance pay in its analysis of compensation and benefits, a non-Generally accepted accounting principle ("GAAP") measure, because it believes exclusion of transition pay is a more useful tool in measuring compensation as a percentage of net revenues.

Occupancy and equipment rental and communication and office supplies increased 6% and 17% to $22.6 million and $12.1 million respectively, primarily as a result of an increase in the number of the Company's Private Client branch offices and the LM Capital Markets acquisition.

Commission and floor brokerage increased 13% to $4.1 million due to increased floor execution costs resulting from the increase in transactions and commission revenues.

Other operating expenses were unchanged.

The effective tax rate increased to 40.0% from 36.8% in 2004 as a result of $1.0 million tax benefit in 2004 resulting from the settlement of a state tax matter covering a number of years.

The current year net income decreased 15% to $19.6 million or $1.56 per diluted share. The current year results include $3.3 million, or $0.16 per diluted share in acquisition related costs, primarily severance, resulting from the LM Capital Markets acquisition. The prior year results include a $1.0 million tax benefit or approximately $0.08 per diluted share.

2004 As Compared To 2003 -- Total Company

The Company's total revenues increased $29.6 million, a 13% increase over 2003 and recorded its ninth consecutive annual increase in net revenues (total revenues less interest expense) of $30.3 million, a 14% increase over 2003.

The favorable market conditions experienced industry wide, particularly in the first and fourth quarters, contributed to the strong performance of the Private Client Group as individual investors gained confidence in the markets. As a result, commissions and principal transactions increased 10% to $142.1 million. Investment banking revenues increased 16%, as the market for equity underwriting remained strong during 2004 in conjunction with improved municipal finance underwriting.

Asset management and service fees increased 27% to $35.5 million principally due to increased asset management fees for wrap accounts, which are billed based upon the value of the assets maintained in the account, (See Assets Under Management in 2004 Compared to 2003 - Private Client Group), as well as increased account service fees and increased distribution fees for money market funds, which increased due to increased number of customer trades and increased money market balances.

Net interest increased 22% or $1.6 million principally as a result of increased interest revenue on customer margin accounts, which increased 6% to $10.3 million, resulting from increased rates charged to those customers. Interest expense decreased 15% to $4.4 million primarily as a result of decreased stock loan activity during the year in conjunction with decreased bank borrowings.

Other revenues increased 38% to $2.8 million as a result of increased gains on investments.

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

Other operating expenses increased 2% to $17.5 million. The 2003 other operating expenses include the reversal of a $2.0 million charge from the favorable settlement of an arbitration award. Excluding the 2003 reversal, other operating expenses decreased 9% from $19.2 million.

The effective tax rate decreased to 36.8% from 40.1% in 2003 as a result of $1.0 million tax benefit resulting from the settlement of a state tax matter covering a number of years.

The 2004 net income increased 54% to $23.1 million or $1.88 per diluted share from $15.0 million or $1.37 per diluted share. The 2004 results include a first quarter $1.0 million tax benefit or approximately $0.08 per diluted share as discussed above. The 2003 results include a third quarter reversal of a $1.2 million charge net of tax, or approximately $0.11 per diluted share, resulting from a favorable settlement of an arbitration award.

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. The Other segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets acquisition; and general administration.

Results of Operations for Private Client Group

The following table presents consolidated information for the Private Client Group segment for the respective periods.

	December 31, 2005			December 31, 2004			December 31, 2003
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$133,428	68%	2%	$130,788	70%	11%	$117,442	72%
Investment banking	12,552	6	(8)	13,709	7	17	11,684	7
Asset management and service fees	43,446	22	22	35,486	19	27	27,961	17
Interest	14,267	7	39	10,290	6	6	9,752	6
Other	257	- -	(43)	448	- -	- -	- -	- -
Total revenues	203,950	103	7	190,721	102	14	166,839	102
Less: Interest expense	6,594	3	103	3,244	2	8	3,017	2
Net revenues	197,356	100	5	187,477	100	14	163,822	100
Non-Interest Expenses
Employee compensation and benefits	119,056	61	8	110,637	59	16	95,249	58
Occupancy and equipment rental	12,522	7	3	12,134	7	12	10,822	7
Communication and office supplies	6,495	3	10	5,903	3	(6)	6,274	4
Commissions and floor brokerage	2,596	1	4	2,508	1	12	2,237	1
Other operating expenses	8,530	4	2	8,330	4	(36)	12,931	8
Total non-interest expenses	149,199	76	7	139,512	74	9	127,513	78
Income before income taxes	$ 48,157	24%	- -	$ 47,965	26%	32%	$ 36,309	22%

2005 Compared To 2004 -- Private Client Group

	December 31, 2005	December 31, 2004	December 31, 2003
Investment Executives	467	439	412
Independent Contractors	177	182	155

Private Client Group total revenues increased 7% to $204.0 million, principally due to increased commissions and principal transactions and increased asset management and service fees.

Commissions and principal transactions increased 2% to $133.4 million primarily due to the increased number of Investment Executives.

Investment banking revenues declined $1.2 million due to due to decreased number of underwriting participations by the Company.

Asset management and service fees increased principally due to increased wrap fees resulting from improved market conditions in conjunction with an increase in the number of accounts and increased distribution fees received for money market accounts.

Assets Under Management	December 31, 2005	December 31, 2004	December 31, 2003
Value	$ 2,597,276,000	$ 1,379,128,000	$ 1,000,656,000
Number of accounts	9,635	7,616	6,452

Interest revenue increased as a result of increased rates charged on customer borrowings to finance securities transactions. Interest expense increased as a result of increased rates to finance customer borrowings.

Other revenue decreased principally due to a decrease in gains on investments held for investment executives deferred compensation.

Employee compensation and benefits increased due to increased production. As a percentage of net revenues employee compensation and benefits increased to 61% from 59% in the prior year. Employee compensation and benefits includes transition pay in connection with the Company's expansion efforts. Excluding transition pay of $9.3 million and $8.2 million from 2005 and 2004, respectively, compensation as a percentage of net revenues increased slightly to 56% from 55%. The Company excludes transition pay in its analysis of compensation and benefits, a non-GAAP measure, because it believes exclusion of transition pay is a more useful tool in measuring compensation as a percentage of net revenues.

Occupancy and equipment rental increased due to an increase in the number of leased offices.

Communication and office supplies increased 10% to $6.5 million resulting primarily from increased number of investment executives and increased number of branch offices.

Commissions and floor brokerage increased with increased production.

Other operating expenses increased due to increased branch offices offset by a decrease in legal settlements.

Primarily as a result of the increased production, income before income taxes for the Private Client Group increased to $48.2 million.

2004 Compared To 2003 -- Private Client Group

During the year, the Private Client Group continued to grow its sales force by adding 27 investment executives and 27 independent contractors. Additionally, the Company continued to upgrade its investment executive sales force by terminating low producers. The average production for the Company's investment executives increased 8% over the 2003 production.

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

Interest revenue increased as a result of increased rates charged on customer borrowings to finance securities transactions. Interest expense increased as a result of increased rates from banks to finance customer borrowings.

Other revenue increased principally due to gains on investments held for investment executives deferred compensation.

Employee compensation and benefits increased due to increased production by investment executives. As a percentage of net revenues employee compensation and benefits increased to 59% from 58% in 2004. Employee compensation and benefits includes transition pay in connection with the Company's expansion efforts. Excluding transition pay of $8.2 million and $7.7 million from 2004 and 2003, respectively, compensation as a percentage of net revenues increased slightly to 55% from 54%.

Occupancy and equipment rental increased due to an increase in the number of leased offices and increased statement and trade processing by third party vendors due to increased production.

Communication and office supplies decreased 6% to $5.9 million resulting primarily from improved vendor pricing for network and frame relay services.

Commissions and floor brokerage increased with increased production.

Other operating expenses decreased due to decreased legal settlements and bad debt expense. Year-to-year comparisons of other operating expenses were impacted by the prior year $2.0 million reversal of an arbitration award previously discussed (see 2004 as Compared to 2003 -- Total Company).

Primarily as a result of the increased production, income before income taxes for the Private Client Group increased 32% to $48.0 million.

Results of Operations for Equity Capital Markets

The following table presents consolidated information for the Equity Capital Markets Group ("ECM Group") segment for the respective periods.

	December 31, 2005			December 31, 2004			December 31, 2003
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$ 13,252	31%	40%	$ 9,470	24%	13%	$ 8,397	24%
Investment banking	30,120	69	4	29,046	75	10	26,465	75
Other	448	1	(21)	568	2	(38)	921	2
Total revenues	43,820	101	12	39,084	101	9	35,783	101
Less: Interest expense	405	1	77	229	1	(8)	250	1
Net revenues	43,415	100	12	38,855	100	9	35,533	100
Non-Interest Expenses
Employee compensation and benefits	22,113	51	14	19,355	50	(5)	20,290	57
Occupancy and equipment rental	1,308	3	18	1,113	3	(8)	1,205	3
Communication and office supplies	2,501	6	36	1,838	5	(6)	1,964	6
Commissions and floor brokerage	1,369	3	34	1,023	3	12	910	3
Other operating expenses	2,498	6	(18)	3,046	7	712	375	1
Total non-interest expenses	29,789	69	13	26,375	68	7	24,744	70
Income before income taxes	$ 13,626	31%	9%	$12,480	32%	16%	$ 10,789	30%

2005 Compared to 2004 -- Equity Capital Markets

Year to year comparisons were impacted by the LM Capital Markets business acquired on December 1, 2005. The newly acquired business integrated into the ECM Group contributed $11.5 million in net revenues and $2.5 million in income before income taxes.

The ECM Group posted a 12% increase in net revenues to a record $43.4 million over the 2004 record performance.

During the year the ECM Group lead or co-managed, 81 equity, debt, closed-end funds, or trust preferred offerings compared to 87 in 2004. The resultant decrease in underwriting fees was offset by an increase in financial advisory and private placement fees which increased $4.6 million.

Other revenue decreased due to decreased Exchange floor membership leases and floor commissions earned.

Non-interest expenses increased 13% primarily as a result of the increase in employee compensation and benefits, principally variable compensation, which increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues increased to 51% primarily as a result of increased productivity.

Occupancy and equipment rental, communication and office supplies, and commissions and floor brokerage increased due to the LM Capital Markets acquisition.

Other operating expenses decreased principally due to decreased travel and entertainment expenses.

Income before income taxes increased $1.1 million, primarily as a result of increased revenue.

2004 Compared to 2003 -- Equity Capital Markets

The ECM Group posted a 9% increase in net revenues to a record $38.9 million over the 2003 record performance.

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

Non-interest expenses increased 7% primarily as a result of the increase in other operating expenses. Other operating expenses increased principally due to increased travel and entertainment.

Employee compensation and benefits as a percentage of net revenues decreased to 50% from 57%.

All other expense categories remained relatively unchanged. As a result, income before income taxes increased 16% to $12.5 million.

Results of Operations for Fixed Income Capital Markets

The following table presents consolidated information for the Fixed Income Capital Markets Group ("FICM Group") segment for the respective periods.

	December 31, 2005			December 31, 2004			December 31, 2003
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$ 8,992	49%	34%	$ 6,693	40%	(4)%	$ 6,937	45%
Investment banking	9,600	53	(4)	9,976	60	18	8,435	55
Interest	1,416	8	76	804	5	(11)	902	6
Other	25	- -	(31)	36	- -	6	34	- -
Total Revenues	20,033	110	14	17,509	105	7	16,308	106
Less: Interest expense	1,878	10	114	879	5	(5)	924	6
Net revenues	18,155	100	9	16,630	100	8	15,384	100
Non-Interest Expenses
Employee compensation and benefits	11,565	63	13	10,213	61	(1)	10,293	67
Occupancy and equipment rental	897	5	29	696	4	(1)	700	4
Communication and office supplies	1,045	6	29	810	5	(17)	975	6
Commissions and floor brokerage	169	1	33	127	1	9	116	1
Other operating expenses	2,118	12	17	1,807	11	229	550	4
Total non-interest expenses	15,794	87	16	13,653	82	8	12,634	82
Income before income taxes	$ 2,361	13%	(21)%	$ 2,977	18%	8%	$ 2,750	18%

2005 Compared To 2004 -- Fixed Income Capital Markets

Year to year comparisons were impacted by the LM Capital Markets business acquired on December 1, 2005. The newly acquired business integrated into the FICM Group contributed $2.3 million in net revenues and $107,500 in income before income taxes.

During the year the FICM Group senior or co-managed 139 deals, down slightly from 143 deals in 2004. Principal transaction revenues for corporate debt securities and mortgage-backed securities increased approximately $2.3 million as a result of the LM Capital Markets acquisition. As a result, net revenues increased 9% to $18.2 million in 2004 for the FICM Group.

Interest revenue increased due to increased interest earned on the fixed income products carried in inventory.

Interest expense increased due to increased rates charged to carry inventory.

Non-interest expense increased 16% principally due to increased employee compensation and benefits resulting from increased productivity and profitability. Employee compensation and benefits as a percentage of net revenue increased to 63% from 61%.

Occupancy and equipment rental, communication and office supplies, and commissions and floor brokerage increased due to the LM Capital Markets acquisition. As a result, income before income taxes decreased 21% to $2.4 million.

2004 Compared To 2003 -- Fixed Income Capital Markets

During 2004, the FICM Group senior or co-managed 143 deals, down slightly from 145 deals in 2003. However, the underwriter's discount earned on those transactions in 2004 increased resulting in increased investment banking fees and principal transactions which increased to $10.0 million and $5.3 million, respectively. Principal transaction revenues for corporate debt securities and mortgage-backed securities decreased approximately $1.2 million as a result of the poor interest rate environment attributed to the increase in the fed funds rate by the Federal Reserve Board. As a result, net revenues increased 8% to $16.6 million in 2004 for the FICM Group.

Non-interest expense increased 8% principally due to increased other operating expenses.

Employee compensation and benefits as a percentage of net revenue decreased to 61% from 67%. Other operating expenses increased resulting principally from increased travel and promotion. As a result, income before income taxes increased 8% to $3.0 million.

Results of Operations for Other Segment

The following table presents consolidated information for Other Segment for the respective periods.

	December 31, 2005			December 31, 2004			December 31, 2003
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(In Thousands)	Amount			Amount			Amount
Net revenues	$ 4,809	100%	25%	$ 3,861	100%	118%	$ 1,773	100%
Non-Interest Expenses
Employee compensation and benefits	22,031	458	29	17,109	443	13	15,141	854
Other operating expenses	14,200	295	5	13,557	351	19	11,420	644
Total non-interest expenses	36,231	753	18	30,666	794	15	26,561	1,498
Loss before income taxes	$(31,422)	(653)%	17%	$(26,805)	(694)%	8%	$ (24,788)	(1,398)%

2005 Compared to 2004 -- Other Segment

Net revenues increased 25% as a result of increased net interest. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities less internal allocations for use of capital.

Total non-interest expenses increased 18% principally due to acquisition related costs of $3.3 million, primarily severance, associated with the LM Capital Markets acquisition. In addition to year over year normal salary increases, employee compensation and benefits increased due to an increase in benefit expense. (See employee compensation and benefit discussion in 2005 as Compared to 2004-Total Company)

2004 Compared to 2003 -- Other Segment

Net revenues increased 118% as a result of increased gain on investments and increased net interest resulting from decreased interest charged on bank borrowings.

Total non-interest expenses increased 15% as a result of increased employee compensation primarily due to increased incentive compensation, which increased with Company profitability. Other operating expenses increased primarily as a result of increased trade processing and increased litigation settlement charges.

Liquidity and Capital Resources

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debentures to Trusts, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available ongoing credit arrangements with banks totaled $605 million at December 31, 2005, of which $464 million was unused. There are no compensating balance requirements under these arrangements. At December 31, 2005, short-term borrowings were $141 million at an average rate of 4.40%, of which $18.3 million were collateralized by customer-owned securities of $77.1 million. The value of the customer-owned securities is not reflected in the Consolidated Statement of Financial Condition. The remaining short-term borrowings of $122.7 million were collateralized by company-owned securities valued at $135.2 million. There were no short-term borrowings at December 31, 2004. At December 31, 2003, short-term borrowings were $5.7 million at an average rate of 1.38%, of which $3.7 million were collateralized by customer-owned securities of $13.9 million. The value of the customer-owned securities is not reflected in the Consolidated Statement of Financial Condition. The remaining short-term borrowings of $2.0 million were collateralized by company-owned securities valued at $9.7 million. The average bank borrowing was $5.6 million, $3.6 million, and $8.0 million in 2005, 2004, and 2003, respectively, at weighted average daily interest rates of 3.09%, 1.74%, and 1.66%, respectively. At December 31, 2005 and 2004, Stifel Nicolaus had a stock loan balance of $89.0 million and $33.2 million, respectively, at weighted average daily interest rates of 4.15% and 2.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $52.2 million, $81.6 million, and $119.5 million in 2005, 2004, and 2003, respectively, at weighted average daily effective interest rates of 2.39%, 1.37%, and 1.17%, respectively. Customer securities were utilized in these arrangements.

On May 5, 2005, the Company's board of directors authorized the repurchase of up to 2,000,000 additional shares on top of the existing authorization of 1,000,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes.

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

On December 1, 2005, the Company closed on the acquisition of the Legg Mason Capital Markets business ("LM Capital Markets") from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. The LM Capital Markets business acquired by the Company includes the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of Legg Mason, Inc. and employed approximately 500 professional and support staff who became employees of the Company on December 1, 2005. Under the terms of the agreement, the Company paid Citigroup Inc. an amount equal to the net book value of assets being acquired of $12.2 million plus a premium of $7.0 million paid in cash at closing with the balance of up to an additional $30.0 million in potential earn-out payment by the Company to Citigroup Inc., based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets for calendar years 2006, 2007, and 2008. In addition, the Company acquired $45.9 million in net securities inventories associated with the LM Capital Markets in a broker to broker trade with LMWW.

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company will incur annual compensation expense of approximately $21.5 million, net of forfeitures.

On January 23, 2006, the Company completed its private placement of 1,052,220 shares of its common stock at $25.00 per share. The shares were purchased by key associates of the LM Capital Markets. The Company is required to charge to compensation the difference of $25.00 per share and the grant date fair value, as determined in accordance with SFAS No. 123R, of $34.27 per share. As a result, the Company incurred a compensation charge of approximately $9.8 million in January 2006.

The Company paid $12.0 million, $6.3 million, and $3.8 million for the issuance of upfront notes to investment executives for transition pay for the years ended December 31, 2005, 2004, and 2003, respectively. The Company amortizes these notes over a five- to ten-year period. Compensation expense related to the amortization of these notes was $7.3 million, $5.8 million, and $7.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company repurchased 332,030, 472,872, and 107,017 shares for the years ending December 31, 2005, 2004, and 2003, respectively, using existing board authorizations, at average prices of $20.94, $19.38, and $9.19 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 2,079,111 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 255,058 shares in 2005. The Company reissued 924,974, 942,615, and 388,423 shares for the years ending December 31, 2005, 2004, and 2003, respectively, for employee benefit plans. In 2005, the Company issued 62,079 new shares for employee benefit plans.

The Company purchased $6.5 million, $3.7 million, and $2.4 million in fixed assets during 2005, 2004, and 2003, respectively, consisting of information technology equipment, leasehold improvements, and furniture and fixtures. The $6.6 million in fixed asset purchases in 2005 is inclusive of the fixed assets purchased with the acquisition of LM Capital Markets.

Management believes that funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet its present and anticipated financing needs and fund the Company's continued expansion for the next 12 months.

Stifel Nicolaus and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At December 31, 2005, Stifel Nicolaus had net capital of approximately $106.7 million, which exceeded the minimum net capital requirements by approximately $100.9 million and CSA had net capital of $1.9 million, which was $1.8 million in excess of minimum required net capital. Stifel Nicolaus and CSA may not be able to pay cash dividends from its equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

Our international subsidiary, Stifel Nicolaus Limited, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which Stifel Nicolaus Limited has met.

Inflation

The Company's assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and brokers and dealers. These monetary assets are generally liquid and turn over rapidly, and consequently, are not significantly affected by inflation. However, the rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of its services.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2005, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies and estimates are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

Legal Reserves

The Company records reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to the Company on certain of these claims. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated statement of financial condition under the caption "Accounts payable and accrued expenses."

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

Valuation of Securities and Investments

Securities not readily marketable, held for investment by the Parent and certain subsidiaries, of $7.3 million and $9.1 million at December 31, 2005 and 2004, respectively, which consist primarily of investments in private equity partnerships, start up companies, and other venture capital investments, are included under the caption "Investments" and carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

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

Dilution

As of December 31, 2005, there were 1,665,363 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $9.95, and 2,943,496 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next five years, and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 836,079 shares are currently vested and 2,107,417 are unvested. Assuming vesting requirements are met, the Company anticipates that 705,809 shares under these awards will be distributed in 2006, 522,802 will be distributed in 2007, 538,584 will be distributed in 2008, and the balance of 1,176,301 will be distributed thereafter. As described below, an employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of such shares at that time, and the Company is entitled to a corresponding tax deduction in the year of such issuance. Unless an employee elects to satisfy such withholding in another manner, such as by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by such person and held by such person for at least six months, the Company may satisfy tax withholding obligations on income associated with such grants by reducing the number of shares otherwise deliverable in connection with such awards, such reduction to be calculated based on a current market price of the Company's common stock. Based on current tax law, the Company anticipates that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy such withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("FIN 47")". FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company's adoption of FIN 47 did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as deferred by the United States Securities and Exchange Commission on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). For option grants outstanding at December 31, 2005, compensation expense, as determined in accordance with SFAS No. 123R, will be approximately $595,000 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The adoption of SFAS No. 123R by the Company had a material impact on the consolidated financial statements beginning January 1, 2006 (See Note U of Notes To Consolidated Financial Statements).

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this issue is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of EITF No. 04-5 to have a material impact on the Company's consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's consolidated financial statements.

Off-balance Sheet Arrangements

See Note K of Notes to Consolidated Financial Statements for off-balance sheet arrangements.

Contractual Obligations

The following table sets forth the Company's contractual obligations to make future payments as of December 31, 2005.

(In thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Debenture to Stifel Financial Capital Trust I (1)	$ 34,500	--	--	--	--	--	$ 34,500
Interest on debenture (1)	82,283	3,105	3,105	3,105	3,105	3,105	66,758
Debenture to Stifel Financial Capital Trust II (2)	35,000	--	--	--	--	--	35,000
Interest on debenture (2)	66,432	2,233	2,233	2,233	2,233	2,233	55,267
LLC non-interest bearing notes (3)	24,598	--	--	4,600	10,600	9,398	--
Liabilities subordinated to general creditors	5,104	779	720	914	1,300	1,391	--
Operating leases	52,019	12,533	9,722	8,043	6,630	5,712	9,379
Communication and quote minimum commitments	6,718	4,473	1,637	346	219	39	4
Investment-private equity partnership	200	75	75	50	--	--	--
Total	$306,854	$23,198	$17,492	$19,291	$24,087	$21,878	$200,908

(1) Debenture to Stifel Financial Capital Trust I is callable at par no earlier than June 30, 2007, but no later than June 30, 2032.

(2) Debenture to Stifel Financial Capital Trust II is callable at par no earlier than September 30, 2010, but no later than September 30, 2035. The interest will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. Thereafter interest rate assumes no increase.

(3) The Company invested in zero coupon U.S. Government securities in the amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. At December 31, 2005, these securities had a carrying value of $19,309 and are included under the caption "Investments" on the consolidated statement of financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in its business activities are: market, interest rate, equity price, credit, operational, and regulatory and legal.

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

	December 31, 2005		December 31, 2004
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at Fair Value	Owned		Owned
U.S. Government obligations	$ 104,435	$ 143,569	$ 1,379	$ 911
State and municipal bonds	55,733	427	13,659	411
Corporate obligations	55,686	1,056	3,619	942
Corporate stocks	24,871	1,862	9,363	10,054
	$240,725	$146,914	$28,020	$12,318

The Company is also exposed to market risk based on its other investing activities. These investments consist of investments in private equity partnerships, start up companies, venture capital investments and zero coupon U.S. Government Securities and are included under the caption "Investments" on the Consolidated Statement of Financial Condition.

Interest Rate Risk

The Company is exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on its interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, bank borrowings, and resale agreements ), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to the Company, with the rates generally fluctuating in parallel.

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

At December 31, 2005, securities, primarily from customer margin and securities borrowing transactions of approximately $378 million were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for stock loans of $85.3 million, Options Clearing Corporation ("OCC") margin requirements of $25.8 million, and customer short sales of $11.8 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of Private Client Group customer claims for sales practice violations, a potentially sizable adverse legal judgment or arbitration award, and non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation by the SEC, the NASD, the NYSE, and state securities regulators in the different jurisdictions in which it conducts business. The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money laundering, and record keeping. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has legal exposure. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

The Compliance departments are responsible for oversight of supervisors and for monitoring compliance with regulatory requirements in the home office and the Baltimore office and at the respective branch offices of the broker-dealer. In addition, there are compliance officers concentrating on the regulations specific to Fixed Income, Equity Capital Markets, and Asset Management.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corp.
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 15, 2006

Consolidated Statements of Financial Condition

	(Dollars In Thousands)	December 31, 2005	December 31, 2004
Assets	Cash and cash equivalents	$ 12,529	$ 21,145
	Cash segregated under federal and other regulations	6	6
	Securities purchased under agreements to resell	65,599	- -
	Receivable from brokers and dealers:
	Securities failed to deliver	9,137	977
	Deposits paid for securities borrowed	56,278	15,887
	Clearing organizations	24,553	21,559
		89,968	38,423
	Receivable from customers, net of allowance for doubtful receivables of $204 and $47, respectively
		259,389	201,303
	Securities owned, at fair value	105,514	28,020
	Securities owned and pledged, at fair value	135,211	- -
		240,725	28,020
	Investments	46,628	34,824
	Memberships in exchanges	275	300
	Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $26,026 and $22,894, respectively

		11,422	9,116
	Goodwill and intangible assets	13,849	3,636
	Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $767 and $782, respectively

		21,105	16,455
	Deferred tax asset	10,336	7,637
	Other assets	70,170	21,449
	TOTAL ASSETS	$842,001	$382,314

See Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Condition (continued)

	(In Thousands, Except Share Amounts)	December 31, 2005	December 31, 2004
Liabilities and Stockholders' Equity	Liabilities:
	Short-term borrowings from banks	$141,000	$ - -
	Drafts payable	29,697	21,963
	Payable to brokers and dealers:
	Securities failed to receive	8,794	1,842
	Deposits received from securities loaned	89,039	33,225
	Clearing organizations	797	6,873
		98,630	41,940
	Payable to customers	78,456	61,368
	Securities sold, but not yet purchased, at fair value	146,914	12,318
	Accrued employee compensation	35,154	28,599
	Accounts payable and accrued expenses	59,875	23,088
	Debenture to Stifel Financial Capital Trust I	34,500	34,500
	Debenture to Stifel Financial Capital Trust II	35,000	- -
	Other	24,598	24,598
		683,824	248,374
	Liabilities subordinated to claims of general creditors	3,084	2,628

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued
	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 10,296,279 and 10,234,200 shares, respectively	1,161	1,152

	Additional paid-in capital	75,225	64,419
	Retained earnings	80,279	73,525
		156,665	139,096
	Less:
	Treasury stock, at cost, 4,316 and 342,202 shares, respectively	9	6,012
	Unearned employee stock ownership plan shares, at cost, 162,683 and 184,371 shares, respectively	1,563	1,772

		155,093	131,312

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$842,001	$382,314

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

		Years Ended December 31,
(In Thousands, Except Per Share Amounts)		2005	2004	2003
Revenues	Commissions	$ 107,976	$ 95,894	$ 82,232
	Investment banking	55,893	57,768	49,663
	Principal transactions	44,110	46,163	47,417
	Asset management and service fees	43,476	35,504	28,021
	Interest	18,022	13,101	12,285
	Other	533	2,759	2,002
	Total revenues	270,010	251,189	221,620
	Less: Interest expense	6,275	4,366	5,108
	Net revenues	263,735	246,823	216,512
Non-interest Expenses	Employee compensation and benefits	174,765	157,314	140,973
	Occupancy and equipment rental	22,625	21,445	19,278
	Communications and office supplies	12,087	10,330	10,740
	Commissions and floor brokerage	4,134	3,658	3,263
	Other operating expenses	17,402	17,459	17,198
	Total non-interest expenses	231,013	210,206	191,452
	Income before income taxes	32,722	36,617	25,060
	Provision for income taxes	13,078	13,469	10,053
	Net income	$ 19,644	$ 23,148	$ 15,007
Earnings Per Common Share and Share Equivalents*
	Net income per share:
	Basic earnings per share	$ 2.00	$ 2.39	$ 1.63
	Diluted earnings per share	$ 1.56	$ 1.88	$ 1.37

*All shares and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

					Treasury Stock and Unearned Employee Stock Ownership Plan
			Additional Paid-In Capital				Unamortized Expense of Restricted Stock Awards
(in thousands,	Common Stock			Retained Earnings
Except share amounts)	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2002	7,675,781	$1,152	$53,337	$36,161	(903,037)	$(10,655)	$(5)	$79,990
Purchase of treasury shares	--	--	--	--	(80,263)	(984)	--	(984)
Tender offer	--	--	--	--	(87,471)	(1,158)	--	(1,158)
Employee stock ownership plan	--	--	(12)	--	16,264	208	--	196
Employee benefit plans	--	--	(266)	--	195,633	2,262	--	1,996
Stock options exercised	--	--	(414)	--	95,684	1,112	--	698
Units and restricted stock awards amortization	--	--	4,294	--	--	--	5	4,299
Dividend reinvestment	--	--	--	--	5	1	--	1
Net income for the year	--	--	--	15,007	--	--	--	15,007
Balance at December 31, 2003	7,675,781	1,152	56,939	51,168	(763,185)	(9,214)	--	100,045
Purchase of treasury shares	--	--	--	--	(370,478)	(9,166)	--	(9,166)
Employee stock ownership plan	--	--	184	--	17,623	208	--	392
Employee benefit plans	--	--	2,310	(603)	481,252	6,434	--	8,141
Stock options exercised	--	--	(1,378)	(185)	244,460	3,953	--	2,390
Units amortization	--	--	6,364	--	--	--	--	6,364
Dividend reinvestment	--	--	--	--	5	1	--	1
4-for-3 Stock Split	2,558,419	--	--	(3)	(136,250)	--	--	(3)
Net income for the year	--	--	--	23,148	--	--	--	23,148
Balance at December 31, 2004	10,234,200	1,152	64,419	73,525	(526,573)	(7,784)	--	131,312
Purchase of treasury shares	--	--	--	--	(587,088)	(14,103)	--	(14,103)
Employee stock ownership plan	--	--	344	--	21,688	208	--	552
Employee benefit plans	36,958	5	2,246	(9,616)	682,667	14,378	--	7,013
Stock options exercised	25,121	4	(15)	(3,274)	242,306	5,729	--	2,444
Units amortization	--	--	8,231	--	--	--	--	8,231
Net income for the year	--	--	--	19,644	--	--	--	19,644
Balance at December 31, 2005	10,296,279	$1,161	$75,225	$80,279	(166,999)	$ (1,572)	--	$155,093

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

		Years Ended December 31,
	(in thousands)	2005	2004	2003
Cash Flows From Operating Activities	Net income	$ 19,644	$ 23,148	$ 15,007
	Noncash items included in earnings:
	Depreciation and amortization	5,436	4,151	3,266
	Loans and advances amortization	7,476	5,799	7,860
	Deferred items	(1,615)	(876)	736
	Stock based compensation	8,785	6,756	4,491
	(Gains) losses on investments	1,151	(1,123)	(247)
		40,877	37,855	31,113
	Decrease (increase) in operating receivables:
	Customers	(58,086)	54,196	9,147
	Brokers and dealers	(51,545)	(3,445)	(1,984)
	(Decrease) increase in operating payables:
	Customers	17,088	17,265	(66,399)
	Brokers and dealers	(4,324)	89	(6,101)
	Decrease (increase) in assets:
	Cash segregated under federal and other regulations	- -	(1)	25
	Securities purchased under agreements to resell	(65,599)	- -	- -
	Securities owned, including those pledged	(212,705)	(3,605)	4,126
	Loans and advancements to investment executives and other employees	(11,976)	(6,352)	(3,785)
	Other assets	(6,313)	(3,599)	(4,476)
	(Decrease) increase in liabilities:
	Securities sold, not yet purchased	134,596	6,279	2,175
	Drafts payable, accounts payable and accrued expenses, and accrued employee compensation	12,389	4,037	5,959
	Cash From Operating Activities	$(205,598)	$102,719	$(30,200)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		Years Ended December 31,
	(in thousands)	2005	2004	2003
	Cash From Operating Activities -- From Previous Page
		$(205,598)	$102,719	$(30,200)
Cash Flows From Investing Activities	Proceeds from sale of investments	14,649	3,623	2,683
	Payments for:
	Purchase of LM Capital Markets business, net of cash acquired	(21,299)	--	--
	Purchase of office equipment and leasehold improvements
		(4,797)	(3,729)	(2,383)
	Purchase of investments	(15,388)	(3,895)	(5,349)
	Cash From Investing Activities	(26,835)	(4,001)	(5,049)
Cash Flows From Financing Activities	Net proceeds (payments) for short-term borrowings
	from banks	141,000	(5,650)	(37,750)
	Securities loaned	61,014	(82,866)	71,902
	Proceeds from:
	Issuance of stock	1,580	8,722	2,700
	Issuance of debentures to Stifel Financial
	Capital Trust II	35,000	--	--
	Payments for:
	Purchases of stock for treasury	(14,103)	(9,166)	(2,142)
	Principal payments under capital lease obligation	(41)	(151)	(314)
	Reduction of subordinated debt	(633)	(698)	(796)
	Cash From Financing Activities	223,817	(89,809)	33,600
	Increase (decrease) in cash and cash equivalents	(8,616)	8,909	(1,649)
	Cash and cash equivalents -- beginning of year	21,145	12,236	13,885
	Cash and cash equivalents -- end of year	$ 12,529	$ 21,145	$ 12,236

Supplemental disclosures of cash flow information:
Interest payments	$ 5,657	$ 4,460	$ 5,015
Income tax payments	$ 15,770	$ 15,817	$ 8,998
Schedule of Noncash Investing and Financing Activities:
Units, net of forfeitures	$ 8,482	$ 6,908	$ 6,840
Employee stock ownership shares	$ 208	$ 208	$ 208
Liabilities subordinated to claims of general creditors	$ 1,391	$ 1,300	$ 918

See Notes to Consolidated Financial Statements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States. Although the Company has offices throughout the United States and two European offices, its major geographic area of concentration is in the Midwest, and Mid-Atlantic region. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

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

Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation. The Company changed the classification within the Consolidated Statements of Cash Flows of the activities associated with securities loaned, net of securities borrowed. Securities loaned will remain as a financing activity while securities borrowed will be classified as an operating activity. The Company believes these changes better reflect the primary business purpose of these transactions.

Common Stock Split

On August 23, 2004, Stifel Financial Corp. announced a four-for-three stock split in the form of a stock dividend. The additional shares were distributed on September 15, 2004, to shareholders on record as of September 1, 2004. Each shareholder received one additional share for every three shares owned. Cash was distributed in lieu of fractional shares. The number of shares outstanding and amounts per share in the Consolidated Statements of Operations and the Notes to Consolidated Financial Statements have been restated to give retroactive effect to the stock split.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term, highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Security Transactions

Securities owned, and securities sold, but not yet purchased, are carried at fair value, and unrealized gains and losses are included net in principal transaction revenues. Interest and dividends for securities owned and securities sold, but not yet purchased, are included in principal transaction revenues.

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

Securities purchased under agreements to resell (Resale Agreements) and securities sold under agreements to repurchase are recorded at the contractual amounts that the securities will be resold/repurchased, including accrued interest. The Company's policy is to obtain possession or control of securities purchased under Resale Agreements and to obtain additional collateral when necessary to minimize the risk associated with this activity.

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

Investments

The "Investments" caption on the Consolidated Statement of Financial Condition contains the Company's investments in securities that are marketable and securities that are not readily marketable. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost. The fair value of investments, for which a quoted market or dealer price is not available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $7,329 and $9,071 at December 31, 2005 and 2004, respectively. The marketable investments carried at fair value were $19,990 and $7,569 at December 31, 2005 and 2004 respectively. Investments carried at accreted cost were $19,309 and $18,184, at December 31, 2005 and 2004, respectively (See Note N).

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies (Continued)

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to investment executives and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. Management monitors and compares individual investment executive production to each loan issued to ensure future recoverability.

Deferred Compensation

Deferred compensation costs are amortized on a straight-line basis over a three to five year deferral period.

Investment Banking

Investment banking revenues include advisory fees, management fees, underwriting fees, net of reimbursable expenses, and sales credits earned in connection with the distribution of the underwritten securities. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed and the income is determinable. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies (Continued)

	Years Ended December 31,
	2005	2004	2003
Net income
As reported	$19,644	$23,148	$15,007
Add: Stock-based employee compensation expense included in reported net income, net of related tax	9,273	7,325	4,380
Deduct: Total stock-based employee compensation expense determined under SFAS 123 (1)	(9,892)	(7,870)	(5,488)
Pro forma	$19,025	$22,603	$13,899
Basic earnings per share
As reported	$ 2.00	$ 2.39	$ 1.63
Pro forma	$ 1.94	$ 2.33	$ 1.51
Diluted earnings per share
As reported	$ 1.56	$ 1.88	$ 1.37
Pro forma	$ 1.51	$ 1.85	$ 1.27

(1) In 2004, the Company amended its Employee Stock Purchase Plan ("ESPP") and under the provisions of FASB Statement No. 123, the amended plan is considered non-compensatory. In 2003, the ESPP was considered compensatory and a pro-forma expense of $488 was included above. There was no ESPP in 2005.

For the Company's pro forma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 0.00% for all years; expected volatility of 32.6%, 28.4%, and 25.8%; risk-free interest rates of 3.94%, 3.41%, and 3.05%, and expected lives of 5.79 years, 5.66 years, and 5.00 years.

Under the provisions of SFAS No. 123 the amended 2003 ESPP, is considered non-compensatory. In 2003, the ESPP was considered compensatory and the fair value of each employee's purchase rights was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003: dividend yield of 0.00; expected volatility of 23.7%; risk-free interest rates of 1.23%; and expected life of one year. The weighted-average fair value of those purchase rights granted in 2003 was $1.10.

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies (Continued)

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. The Company does not amortize goodwill. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, management estimates the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected July 31st as its annual impairment testing date.

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A -- Summary of Significant Accounting and Reporting Policies (Continued)

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("FIN 47")". FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company's adoption of FIN 47 did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R, as deferred by the United States Securities and Exchange Commission on April 21, 2005, will be effective for the Company for fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). For option grants outstanding at December 31, 2005, compensation expense, as determined in accordance with SFAS No. 123R, will be approximately $595 before income taxes during 2006. The Company will incur additional expense during 2006 related to future awards granted that cannot yet be quantified. The adoption of SFAS No. 123R by the Company had a material impact on the consolidated financial statements beginning January 1, 2006 (See Note U).

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No 04-5 consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this issue is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of EITF No. 04-5 to have a material impact on the Company's consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's consolidated financial statements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE B -- Cash Segregated Under Federal and Other Regulations

At December 31, 2005, cash of $6 has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Exchange Act. Stifel Nicolaus performs a weekly reserve calculation for proprietary accounts of introducing brokers, which includes accounts of an affiliated introducing broker. At December 31, 2005, no deposit was required.

NOTE C -- Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased at December 31, 2005 and 2004, are as follows:

	December 31, 2005		December 31, 2004
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 104,435	$ 143,569	$ 1,379	$ 911
State and municipal bonds	55,733	427	13,659	411
Corporate obligations	55,686	1,056	3,619	942
Corporate stocks	24,871	1,862	9,363	10,054
	240,725	$146,914	28,020	$12,318
Less: Securities owned and pledged	135,211		- -
Total	$105,514		$28,020

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Securities owned and pledged at fair value" in the Consolidated Statements of Financial Condition.

NOTE D -- Short-Term Financing

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. Available ongoing credit arrangements with banks totaled $605,000 at December 31, 2005, of which $464,000 was unused. There are no compensating balance requirements under these arrangements. At December 31, 2005, short-term borrowings were $141,000 at an average rate of 4.40%, of which $18,250 were collateralized by customer-owned securities of $77,095. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The remaining short-term borrowings of $122,750 were collateralized by company-owned securities valued at $135,211. There were no short-term borrowings at December 31, 2004. At December 31, 2003, short-term borrowings were $5,650 at an average rate of 1.38%, of which $3,650 were collateralized by customer-owned securities of $13,858. The value of the customer-owned securities is not reflected in the consolidated statement of financial condition. The remaining short-term borrowings of $2,000 were collateralized by company-owned securities valued at $9,690. The average bank borrowing was $5,607, $3,672, and $8,003 in 2005, 2004, and 2003, respectively, at weighted average daily interest rates of 3.09%, 1.74%, and 1.66%, respectively. At December 31, 2005 and 2004, Stifel Nicolaus had a stock loan balance of $89,039 and $33,225, respectively, at weighted average daily interest rates of 4.15% and 2.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $52,193, $81,635, and $119,528 in 2005, 2004, and 2003, respectively, at weighted average daily effective interest rates of 2.39%, 1.37%, and 1.17%, respectively. Customer securities were utilized in these arrangements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE E -- Commitments and Contingencies

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2005, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation ("OCC"), the Company had pledged customer-owned securities valued at $25,815, at December 31, 2005. The amounts on deposit satisfied the minimum margin deposit requirement of $21,614.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had pledged $6,000 in cash, at December 31, 2005. The amounts on deposit satisfied the minimum margin deposit requirement of $4,189.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company's liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

The future minimum rental and third-party vendor service commitments at December 31, 2005, with initial or remaining non-cancelable terms in excess of one year, some of which contain escalation clauses and renewal options, are as follows:

Year Ended December 31	Operating Leases and Service Agreements
2006	$17,006
2007	11,358
2008	8,389
2009	6,849
2010	5,751
Thereafter	9,384
Minimum Commitments	$58,737

Rental expense for the years ended December 31, 2005, 2004, and 2003, approximated $10,508, $11,025, and $10,135, respectively. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the lease.

Amortization and depreciation expense of owned furniture and equipment and assets under capital lease for 2005, 2004, and 2003 was $3,723, $2,931, and $3,053, respectively.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE E -- Commitments and Contingencies (Continued)

On February 19, 2002, the Company entered into a $4,000 sale-leaseback arrangement for certain office furniture and equipment. The Company made quarterly principal payments of approximately $320. At the time of the original sale, the Company's recorded net book value for the equipment was $2.9 million, resulting in a deferred gain of $1.1 million, which was amortized ratably over the life of the lease. The transaction was accounted for as an operating lease. The lease expired in February 2005 and the Company exercised its option to purchase the equipment at 15% of the original purchase price.

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

At December 31, 2005, Stifel Nicolaus had net capital of $106,700, which was 36.65% of aggregate debit items and $100,878 in excess of minimum required net capital. CSA had net capital of $1,899, which was $1,767 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which Stifel Nicolaus Limited has met.

NOTE G -- Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2004	$ 454	$ 1,676	$ 1,180	$ 3,310
Goodwill acquired	- -	- -	- -	- -
Impairment losses	- -	- -	- -	- -
Balance at December 31, 2004	454	1,676	1,180	3,310

Intangible Assets
Balance at December 31, 2004	326	- -	- -	326
Intangible assets acquired	385	8,232	1,887	10,504
Amortization of intangible assets	(145)	(146)	- -	(291)
Impairment losses	- -	- -	- -	- -
Balance at December 31, 2004	566	8,086	1,887	10,539
Total Goodwill and intangible assets	$ 1,020	$ 9,762	$ 3,067	$ 13,849

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE H -- Employee Benefit Plans

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Contributions to the PSP were based upon a company match of 50% of the employees' first one thousand dollars in annual contributions. Effective January 1, 2006 the company match was changed to 50% of the employees' first two thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 333,333 shares of the Company's common stock. The amounts charged to employee compensation and benefits for the PSP were $626, $419, and $418, for 2005, 2004, and 2003, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Company on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $170) to total compensation. In 1997, the Company purchased 330,750 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Company and the ESOP. At December 31, 2005, the plan held 479,670 shares, of which 162,683 shares, with a fair value of $6,115, were unallocated. The Company charged to employee compensation and benefits $553, $392, and $196 for the ESOP contributions for 2005, 2004, and 2003, respectively.

NOTE I -- Stock-Based Compensation Plans

The Company has several stock-based compensation plans, which are described below. All option plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the Plans, determine to whom options may be granted under the Plans, and determine the terms of each option.

Stock Option/Incentive Award Plans

The Company has four incentive stock award plans. Under the Company's 1997 and 2001 Incentive Stock Plans, the Company may grant incentive stock options, stock appreciation rights, restricted stock, performance awards, and stock units up to an aggregate of 8,748,659 shares. Options under these plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The options generally vest ratably over a three- to five-year vesting period. The Company has also granted stock options to external board members under a non-qualified plan and the "Equity Incentive Plan for Non-Employee Directors." Under the Equity Incentive Plan for Non-Employee Directors, the Company may grant stock options and stock units up to 200,000 shares. The exercise price of the option is equal to market value at the date of the grant and are exercisable six months to one year from date of grant and expire ten years from date of grant. Under the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for Investment Executives, the Company may grant stock units up to 933,333 shares.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE I -- Stock-Based Compensation Plans (Continued)

The summary of the status of the Company's fixed stock option plans as of December 31, 2005, 2004, and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
Fixed Options	Shares		Shares		Shares
Outstanding at beginning of year	1,869,121	$ 8.85	2,204,187	$ 8.50	2,067,377	$ 7.92
Granted	93,208	26.90	55,164	19.24	322,000	10.98
Exercised	(267,426)	8.12	(317,795)	8.09	(127,606)	5.48
Forfeited	(29,540)	10.37	(72,435)	9.56	(57,584)	7.93
Outstanding at end of year	1,665,363	$ 9.95	1,869,121	$ 8.85	2,204,187	$ 8.50
Options exercisable at year-end	1,243,972		1,195,395		1,196,725
Weighted-average fair value of options granted during the year	$10.51		$6.54		$3.11

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.70 $7.46	274,179	3.13	$ 7.09	274,179	$ 7.09
7.46 - 7.80	302,693	5.22	7.73	224,783	7.71
7.83 - 8.12	267,754	3.68	7.94	254,419	7.94
8.16 - 8.69	354,512	6.07	8.48	247,754	8.44
8.70 - 11.48	269,827	4.58	9.67	198,946	9.72
11.48 - 22.23	241,801	7.47	16.46	124,502	15.72
37.59 - 37.59	35,208	10.00	37.59	-	0.00
$4.70 - $37.59	1,665,363	5.26	$ 9.95	1,243,972	$ 8.78

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan ("ESPP"), the Company was authorized to issue up to 266,667 shares of common stock, to its full-time employees, nearly all of whom were eligible to participate. Under the terms of the ESPP, employees could choose each year to have a specified percentage of their compensation withheld in 1% increments not to exceed 10%. The participant could also specify a maximum dollar amount to be withheld. At the beginning of every year, each participant was granted an option to purchase up to 1,333 shares of common stock at a price equal to the lower of 85% of the beginning-of-year or end-of-year fair market value of the common stock. In 2004, the 2003 ESPP was amended and the employees elected monthly to purchase a minimum of 5 shares to a maximum of 1,333 shares, not to exceed 1,333 shares for the calendar year. At the beginning of every month, each participant was granted an option to purchase up to 1,333 shares of common stock at a price equal to the lower of 5% of the beginning-of-month or end-of-month fair market value of the common stock. On January 1, 2005 the Company cancelled the ESPP. Approximately 32% to 36% of eligible employees participated in the ESPP in 2004 and 2003. Under the ESPP, the Company granted 266,661 and 252,144 shares to employees in 2004, and 2003, respectively.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE I -- Stock-Based Compensation Plans (Continued)

Stock Units

A stock unit represents the right to receive a share of common stock from the Company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. As of December 31, 2005, there were 950,175 units outstanding under this deferred compensation plan. The Company charged $3,644, $2,766, and $1,981 to employee compensation and benefits relating to units granted under this plan for 2005, 2004, and 2003, respectively.

Stifel Nicolaus has a deferred compensation plan for its investment executives ("I.E.s") who achieve certain levels of production, whereby a certain percentage of their earnings is deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by the I.E.s. Investment executives may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. I.E.s have no ownership in the mutual funds. Included on the Consolidated Statement of Financial Condition under the caption "Investments" are $4,539 in 2005 and $4,308 in 2004 in mutual funds that were purchased by the Company to economically hedge its liability to the I.E.s that choose to base the performance of their return on the index mutual fund option. I.E.s may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain I.E.s, upon joining the firm, may receive Company stock units in lieu of transition cash payments. Deferred compensation for both plans cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of December 31, 2005, there were 1,917,992 units outstanding under this deferred compensation plan. Charges to employee compensation and benefits related to these plans were $5,308, $4,300, and $2,243 for 2005, 2004, and 2003, respectively.

Under the Equity Incentive Plan for Non-Employee Directors, the Company granted stock units to non-employee directors that elected to defer their director compensation. Participants that elected to defer their compensation were given a 25% matching contribution by the Company. Beginning in May 2004, all directors' compensation is deferred without a matching contribution by the Company. These units are 100% vested and are distributable after five full calendar years. Directors' fees are expensed on the grant date. As of December 31, 2005, there were 75,329 units outstanding under this plan. The Company charged $320, $259, and $156 to directors' fees relating to units granted under this plan for 2005, 2004, and 2003, respectively.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE J -- Legal Proceedings

The Company is named in and subject to various proceedings and claims incidental to its securities business activities, including lawsuits, arbitration claims and regulatory matters. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the consolidated financial condition of the Company but could be material to its operating results in one or more future periods. It is reasonably possible that certain of these lawsuits, arbitrations, claims and regulatory matters could be resolved in the next year and management does not believe such resolutions will result in losses materially in excess of the amounts previously provided.

NOTE K -- Off-Balance Sheet Credit Risk

The Company clears and executes transactions for three introducing broker-dealers. Pursuant to the clearing agreement, the introducing broker-dealer guarantees the performance of its customers to the Company. To the extent the introducing broker-dealer is unable to satisfy its obligations under the terms of the clearing agreement, the Company would be secondarily liable. However, the potential requirement for the Company to fulfill these obligations under this arrangement is remote. Accordingly, no liability has been recognized for these transactions.

In the normal course of business, the Company executes, settles, and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions generally settle three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE K -- Off-Balance Sheet Credit Risk (continued)

At December 31, 2005, securities, primarily from customer margin and securities borrowing transactions, of approximately $378,000 were available to the Company to utilize as collateral on various borrowings or other purposes. The Company had utilized a portion of these available securities as collateral for stock loans of $85,301, OCC margin requirements of $25,815, and customer short sales of $11,768.

Concentrations of Credit Risk

The Company maintains margin and cash security accounts for its customers located throughout the United States. The majority of the Company's customer receivables are serviced by branch locations in Missouri and Illinois.

NOTE L -- Debenture to Stifel Financial Capital Trusts

On April 25, 2002, Stifel Financial Capital Trust I (the "Trust I"), a Delaware Trust and non-consolidated wholly- owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities for $34.5 million (net proceeds of approximately $32.9 million after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust I. The debenture bears the same terms as the trust preferred securities. The trust preferred securities may be redeemed by the Company, and in turn, the Trust would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly.

As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the trust preferred securities are now presented as "Debenture to Stifel Financial Capital Trust I" in the Consolidated Statements of Financial Condition.

On August 12, 2005, the Company completed its private placement of $35,000 of 6.38% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust II (the "Trust II"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 30, 2035, but may be redeemed by the Company and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust II. The debenture bears the same terms as the trust preferred securities and is presented as "Debenture to Stifel Financial Capital Trust II" in the Consolidated Statements of Financial Condition.

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

	Distribution January 31,
Plan Year		Amount
2000	2006	$ 779
2001	2007	720
2002	2008	914
2003	2009	1,300
2004	2010	1,391
		5,104
	Unamortized expense	(2,020)
		$ 3,084

At December 31, 2005, the fair value of the liabilities subordinated to claims of general creditors using interest rates commensurate with borrowings of similar terms was $4,335.

NOTE N -- Investments in Qualified Missouri Businesses

The Company formed two Limited Liability Corporations, referred to collectively as the "LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's Consolidated Statement of Financial Condition under the caption "Other" liabilities. Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. These securities, carried at accreted cost of $19,309 and $18,184 at December 31, 2005 and 2004, respectively, are held to maturity and are included under the caption "Investments." The fair value of the securities is $20,445 and $20,265 at December 31, 2005 and 2004, respectively. The remaining proceeds were invested in qualified Missouri businesses.

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These securities, valued at approximately $2,531 and $3,607 at December 31, 2005 and 2004, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE O -- Preferred Stock Purchase Rights

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

NOTE P -- Income Taxes

The Company's provision (benefit) for income taxes consists of:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$ 13,163	$ 12,669	$ 7,827
State	2,614	2,912	1,799
	15,777	15,581	9,626
Deferred:
Federal	(2,252)	(1,717)	347
State	(447)	(395)	80
	(2,699)	(2,112)	427
	$13,078	$13,469	$10,053

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2005	2004	2003
Federal tax computed at statutory rates	$ 11,452	$ 12,816	$ 8,772
State income taxes, net of federal income tax benefit	1,409	1,514	1,237
Settlement of a state tax matter	- -	(1,000)	--
Other, net	217	139	44
Provision for income taxes	$13,078	$13,469	$10,053

The effective tax rates for the years ended December 31, 2005, 2004, and 2003 were 40.0%, 36.8%, and 40.1%, respectively. The change in 2004 was due to a $1.0 million tax benefit recorded in that year resulting from the settlement of a state tax matter covering a number of years. Excluding the $1.0 million tax benefit, the Company's effective tax rate for the year ending December 31, 2004 was 39.5%.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE P -- Income Taxes (continued)

The net deferred tax asset consists of the following temporary differences:

		December 31, 2005	December 31, 2004
Deferred Tax Asset	Accruals not currently deductible	$ 2,140	$1,131
	Deferred compensation	6,439	4,525
	Acquired net operating loss	520	624
	Deferred revenue	32	58
	Office equipment and leasehold improvements	112	--
	Investment valuation	1,530	1,970
	Reserve for bad debt	381	324
	Deferred Tax Asset	11,154	8,632
Deferred Tax Liability	Office equipment and leasehold improvements	--	(325)
	Prepaid expenses	(789)	(565)
	Intangible assets, principally tax over book amortization	(29)	(105)
	Deferred Tax Liability	(818)	(995)
	Net Deferred Tax Asset	$10,336	$7,637

The Company has a capital loss carry forward of $2,200 relating to its investment portfolio. This capital loss carry forward expires December 2007. The Company also has acquired a net operating loss that is being used for tax purposes over ten years and will expire in 2010.

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE Q - Segment Reporting

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the Legg Mason Capital Markets business ("LM Capital Markets") acquisition; and general administration.

Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows:

	Years ended December 31,
	2005	2004	2003
Net Revenues
Private Client Group	$197,356	$187,477	$163,822
Equity Capital Markets	43,415	38,855	35,533
Fixed Income Capital Markets	18,155	16,630	15,384
Other	4,809	3,861	1,773
Total Net Revenues	$263,735	$246,823	$216,512
Operating Contributions
Private Client Group	$ 48,157	$ 47,965	$ 36,309
Equity Capital Markets	13,626	12,480	10,789
Fixed Income Capital Markets	2,361	2,977	2,750
Other/Unallocated Overhead	(31,422)	(26,805)	(24,788)
Income before income taxes	$ 32,722	$ 36,617	$ 25,060

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE R -- Earnings per Share

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share.

	Years Ended December 31,
	2005			2004			2003
			Per Share Amount			Per Share Amount			Per Share Amount
	Income	Shares		Income	Shares		Income	Shares
Basic Earnings Per Share
Income available to shareholders	$19,644	9,827,734	$2.00	$23,148	9,701,699	$2.39	$15,007	9,232,858	$1.63
Effect of Dilutive Securities
Employee benefits plans	--	2,758,200	~~--~~	--	2,579,794	--	--	1,738,468	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions

	$19,644	12,585,934	$1.56	$23,148	12,281,493	$1.88	$15,007	10,971,326	$1.37

NOTE S -- Share Repurchases

On May 5, 2005, the Company's board of directors authorized the repurchase of up to 2,000,000 additional shares on top of an existing authorization of 1,000,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes.

The Company repurchased 332,030, 472,872, and 107,017 shares for the years ending December 31, 2005, 2004, and 2003, respectively, using existing board authorizations, at average prices of $20.94, $19.38, and $9.19 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 255,058 shares in 2005. The Company reissued 924,974, 942,615, and 388,423 shares for the years ending December 31, 2005, 2004, and 2003, respectively, for employee benefit plans. In 2005, the Company issued 62,079 new shares for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 2,079,112 shares.

NOTE T -- Acquisition

On December 1, 2005, the Company closed on the acquisition of the LM Capital Markets, whose results have been included in the Company's consolidated financial statements since that date, from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. The LM Capital Markets business acquired by the Company includes the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of LMWW and employed approximately 500 professional and support staff who became employees of the Company on December 1, 2005. The acquisition was made to grow the Company's business and in particular the Company's Capital Markets business leveraging the skill set of the Legg Mason capital Markets associates. Under the terms of the agreement, the Company paid Citigroup Inc. an amount equal to the net book value of assets being acquired of $12,200 plus a premium of $7,000 paid in cash at closing with the balance of up to an additional $30,000 in potential earn-out payment by the Company to Citigroup Inc., based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and Legg Mason Capital Markets for calendar years 2006, 2007, and 2008. Such payments, if any, will be accounted for as additional purchase price. Additionally, the Company assumed $34,191 in Accrued Employee Compensation for which a receivable, from Citigroup Inc., for the same amount was included in Other Assets on the Consolidated Statement of Financial Condition as of December 31, 2005. In addition, the Company acquired $45,900 in net securities inventories associated with the LM Capital Markets in a broker to broker trade with LMWW.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE T -- Acquisition (continued)

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1 of each year.

Years Ended	December 31, 2005	December 31, 2004
Total revenues	$460,260	$494,513
Net income	$ 15,581	$ 30,069
Diluted earnings per share	$1.01	$2.07
Diluted weighted average shares outstanding	15,446	14,538

The above pro forma data excludes reductions of certain administrative allocations by Legg Mason which as a result of synergies of the combined operations, management believes, will be significantly reduced. In addition, for each period presented the Company included compensation expense of $21,500 and $9,800 associated with the issuance of restricted stock units and the discounted offering price on its private placement respectively to key associates of the LM Capital Markets. (See Note U). These results do not purport to be indicative of the results which actually would have occurred.

A summary of the fair values of the net assets acquired as of December 1, 2005, based upon the current valuation estimate, is as follows:

Cash	$ 325
Investments	12,275
Furniture & fixtures	1,513
Accounts receivables	35,123
Prepaid expenses	623
Intangible assets	9,434
Total assets acquired	59,293
Accounts payables	2,643
Accrued expenses	35,026
Total liabilities assumed	37,669
Net assets acquired	$ 21,624

The intangible assets of $9,434 was assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $7,547 and $1,887, respectively. The total amount of intangible assets of $9,434 is expected to be deductible for tax purposes.

The final allocation of the purchase price on the Company's consolidated financial statements may differ from that reflected herein as a result of (i) completion of the valuation study required to finalize the purchase price allocation and (ii) final resolution of contingent consideration for this acquisition. Management believes that the foregoing will not result in material changes to the consolidated financial statements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE U -- Subsequent Events

Stock-Based Compensation

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company will incur annual compensation expense of $21,517, net of estimated forfeitures.

On January 23, 2006, the Company completed its private placement of 1,052,220 shares of its common stock at $25.00 per share. The shares were purchased by key associates of the LM Capital Markets business. The Company is required to charge to compensation the difference of $25.00 per share and the grant date fair value, as determined in accordance with SFAS No. 123R, of $34.27 per share. As a result, the Company incurred a compensation charge of approximately $9,800 in January 2006.

Future Impact of Scheduled NYSE/Archipelago Merger

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their business through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, NYSE members will be entitled to receive $300 in cash, a cash dividend of $71 and 80,177 shares of NYSE Group common stock for each NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions.

Stifel Nicolaus has one membership seat included in "Membership and exchanges" on the Consolidated Statement of Financial Condition at a cost of $107. As a result of the closing, the Company expects to receive consideration of approximately $6,668. The amount of the gain represented by the difference between the consideration received and the cost of $107 will be discounted for the transfer restrictions on the shares received and recorded in the first quarter 2006. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse.

* * * * * *

Quarterly Results

Quarterly Operating Results (Unaudited)
			Earnings Before Income Taxes	Net Income	Basic Earnings Per Share*	Diluted Earnings Per Share*
		Net Revenues
(in thousands, except per share amounts)	Revenue
Year 2005 By Quarter
First	$61,293	$60,188	$7,264	$4,358	$0.44	$0.35
Second	65,211	63,971	9,305	5,620	0.58	0.46
Third	65,400	63,858	8,149	4,896	0.50	0.39
Fourth(1)	78,106	75,718	8,004	4,770	0.48	0.38
Year 2004 By Quarter
First (2)	$68,535	$67,450	$9,800	$6,874	$0.71	$0.57
Second	60,470	59,411	8,322	5,035	0.51	0.41
Third	56,818	55,695	7,037	4,257	0.44	0.35
Fourth	65,366	64,267	11,458	6,982	0.72	0.56

*All earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

(1) Fourth quarter results include $3.3 million in acquisition charges related to the LM Capital Markets acquistion.

(2) First quarter results include a $1.0 million tax benefit resulting from the settlement of a state tax matter covering a number of years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2005, the management of the Company, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, evaluated the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Kruszewski and Zemlyak determined that such controls and procedures were effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

On December 1, 2005, the Company acquired substantially all of the Legg Mason Capital Markets business ("LM Capital Markets"). As permitted under Section 404 of the Sarbanes-Oxley Act, the Company excluded LM Capital Markets from the scope of the internal control evaluation. LM Capital Markets represented 5% of the Company's consolidated net revenues for the year ended December 31, 2005.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in their report, appearing on page 71, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corp.
St. Louis, Missouri

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Stifel Financial Corp. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial for the Legg Mason Capital Markets business, which was acquired on December 1, 2005 and whose financial statements reflect five percent of total assets and revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting for the Legg Mason Capital Markets business. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 15, 2006

Changes in Internal Control Over Financial Reporting

Further, other than described above, there were no significant changes in the Company's internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and the Company's Code of Ethics is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2005 Annual Meeting of Stockholders.

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

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors is contained in "Executive Compensation," included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,339,143	$ 11.42	3,083,966
Equity compensation plans not approved by stockholders	1,269,716	$ 8.96	N/A
Total	4,608,859	$ 10.74	3,083,966

On December 31, 2005, the total number of securities to be issued upon exercise of options and units consisted of 1,665,363 options and 2,943,496 units for a total of 4,608,859 shares. The equity compensation plans approved by the stockholders contained 1,644,453 options and 1,694,690 units for a total of 3,339,143 shares. The equity compensation plan not approved by the stockholders contained 20,910 options and 1,248,806 units for a total of 1,269,716 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2005 for equity compensation plans approved by the stockholders consists of 785,151 shares subject to options granted under the 1997 Stock Incentive Plan, 796,111 shares subject to options granted under the 2001 Incentive Stock Plan, and 63,191 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2005 for equity compensation plans approved by the stockholders consists of 230,821 shares that are subject to stock units granted under the 1997 Stock Incentive Plan, 1,388,540 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, and 75,329 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2005, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 186,153 shares under the 1997 Stock Incentive Plan, 2,851,153 shares under the 2001 Incentive Stock Plan and 46,660 shares under the Equity Incentive Plan for Non-Employee Directors for a total of 3,083,966 shares.

Equity compensation plans not approved by stockholders

The totals as of December 31, 2005 for equity compensation plans not approved by the stockholders include 1,248,806 shares that are subject to stock units granted to our investment executives and administrative employees who are not executive officers pursuant to a Wealth Accumulation Plan that was not approved by our stockholders nor funded by another stock-based compensation plan approved by our stockholders. There were no shares reserved for future grants or awards under this plan as of December 31, 2005.

The December 31, 2005 totals for plans not approved by the stockholders also include 20,910 shares that are subject to stock options granted to non-employee directors. These options were granted prior to the adoption of the Equity Incentive Plan for Non-Employee Directors. There were no shares reserved for future grants or awards under this plan as of December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Independent Registered Public Accounting Firm," included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements are contained in Item 8 and made part hereof.
(2)	Consolidated Financial Statement Schedules:
Page

	Schedule II - Valuation and Qualifying Accounts	79

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits: See Exhibit Index on pages 80 and 81 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 15th day of March 2006.

STIFEL FINANCIAL CORP.
(Registrant)

By /s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 15, 2006, in the capacities indicated.

/s/	Ronald J. Kruszewski Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/	James M. Zemlyak James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

/s/	Robert J. Baer Robert J. Baer	Director

/s/	Bruce A. Beda Bruce A. Beda	Director

/s/	Charles A. Dill Charles A. Dill	Director

/s/	John P. Dubinsky John P. Dubinsky	Director

/s/	Richard F. Ford Richard F. Ford	Director

/s/	Frederick O. Hanser Frederick O. Hanser	Director

/s/	Richard J. Himelfarb Richard J. Himelfarb	Director
/s/	Walter F. Imhoff Walter F. Imhoff	Director

/s/	Robert E. Lefton Robert E. Lefton	Director

/s/	Scott B. McCuaig Scott B. McCuaig	Director

/s/	Thomas P. Mulroy Thomas P. Mulroy	Director
/s/	James M. Oates James M. Oates	Director

/s/	Joseph A. Sullivan Joseph A. Sullivan	Director

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
STIFEL FINANCIAL CORP. AND SUBSIDIARIES

(In Thousands)

Description	Balance at Beginning Of Period	Additions Charged to Costs And Expenses	Deductions (1)	Balance At End Of Period
Year Ended December 31, 2005
Deducted from asset account:
Allowances for doubtful accounts	$ 47	$ 203	$ 46	$ 204
Deducted from asset account:
Allowances for doubtful notes receivables	782	242	257	767
Year Ended December 31, 2004
Deducted from asset account:
Allowances for doubtful accounts	82	41	76	47
Deducted from asset account:
Allowances for doubtful notes receivables	1,397	142	757	782
Year Ended December 31, 2003
Deducted from asset account:
Allowances for doubtful accounts	144	82	144	82
Deducted from asset account:
Allowances for doubtful notes receivables	677	1,233	513	1,397

(1) Uncollected notes written off and recoveries.

EXHIBIT INDEX

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005

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

	(c)	Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.
	(d)	Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999. *
	(e)	1998 Employee Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-37807) filed October 14, 1997. *
	(f)(1)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*
(f)(2)

Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998. *

(g)

Amendment of Loan Agreement with Western & Southern Life Insurance Company dated February 24, 1999, incorporated herein by reference to Exhibit 10.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended June 30, 2001.

	(h)	1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Annex B of Financial's Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *
(i)

Equity Incentive Plan for Non-Employee Directors of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

(j)(1)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

(j)(2)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

	(k)	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *
	(l)(1)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *
	(l)(2)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Financial's Proxy Statement for the special meeting of stockholders filed September 28, 2005.
(m)

Promissory Note dated August 1, 1999, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002. *

(n)

Promissory Note dated March 5, 2002, from Tom Prince payable to Stifel, Nicolaus & Company, Incorporated, incorporated herein by reference to Financial's Annual Report on Form 10-K (File No. 001-9305) for the year ended December 31, 2001, filed on March 27, 2002. *

(o)

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Financial's Annual Report on Form 10-K / A Amendment No. 1(File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(p)

Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998, incorporated herein by reference to Exhibit 10.(t) to Financial's Annual Report on Form 10-K / A Amendment No. 1(File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(q)

Amended and Restated Promissory Note dated December 21, 1998, from Ronald J. Kruszewski payable to Financial, incorporated herein by reference to Exhibit 10.(u) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(r)

Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K(File No. 000-24167) for the year ended December 31, 2001.

(s)

Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K(File No. 000-24167) for the year ended December 31, 2001.

(t)

Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated dated June 11, 2001, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K(File No. 000-24167) for the year ended December 31, 2001.

	(u)	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *
(t)(1)

Acquisition agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10 to Financial's quarterly report on Form 10-Q/A No. 1 (File No. 1-9305) for the quarterly period ended September 30, 2005.

	(t)(2)	Amendment No.1 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., filed herewith.
	(t)(3)	Amendment No.2 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., filed herewith.
21.		List of Subsidiaries of Stifel Financial Corp., filed herewith.
23.		Consent of Independent Registered Public Accounting Firm, filed herewith.
31(i).1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31(i).2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

* Management contract or compensatory plan or arrangement.

Page 80 & Page 81