Form 10-Q
period 2006-03-31
STIFEL FINANCIAL CORP
filed 2006-05-10
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2006, there were 11,887,865 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
March 31, 2006

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three Months Ended March 31, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended March 31, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 -25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 6. Exhibits	28
Signatures	29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 18,420	$ 12,529
Cash segregated under federal and other regulations	6	6
Securities purchased under agreements to resell	60,507	65,599
Receivables from brokers and dealers:
Securities failed to deliver	15,731	9,137
Deposits paid for securities borrowed	53,570	56,278
Clearing organizations	5,326	24,553
	74,627	89,968
Receivables from customers, net of allowance for doubtful receivables of $310 and $204, respectively	254,857	259,389
Securities owned, at fair value	208,167	105,514
Securities owned and pledged, at fair value	120,108	135,211
	328,275	240,725
Investments	51,936	46,628
Membership in exchanges	168	275
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $27,001 and $26,026, respectively	11,481	11,422
Goodwill and intangible assets	14,357	13,849
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $749 and $767, respectively	21,346	21,105
Deferred tax asset	8,774	10,336
Other assets	46,289	70,170
Total Assets	$891,043	$842,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 68,100	$ 141,000
Drafts payable	20,955	29,697
Payables to brokers and dealers:
Securities failed to receive	14,915	8,794
Deposits received from securities loaned	106,513	89,039
Clearing organizations	21,617	797
	143,045	98,630
Payables to customers	107,337	78,456
Securities sold, but not yet purchased, at fair value	201,591	146,914
Accrued employee compensation	33,110	35,154
Accounts payable and accrued expenses	23,957	59,875
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Other	24,598	24,598
	692,193	683,824
Liabilities subordinated to claims of general creditors	2,575	3,084
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 11,859,830 and 10,296,279 shares respectively	1,779	1,161
Additional paid-in capital	115,252	75,225
Retained earnings	80,755	80,279
	197,786	156,665
Less:
Treasury stock, at cost, 1,191 and 4,316 shares, respectively	- -	9
Unearned employee stock ownership plan shares, at cost, 157,261 and 162,683 shares, respectively	1,511	1,563
Total Stockholders' Equity	196,275	155,093
Total Liabilities and Stockholders' Equity	$891,043	$842,001

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUES
Commissions	$ 49,309	$ 24,335
Investment banking	15,729	13,741
Principal transactions	20,509	10,981
Asset management and service fees	13,498	9,451
Interest	7,191	3,440
Other	7,358	(655)
Total revenues	113,594	61,293
Less: Interest expense	4,063	1,105
Net revenues	109,531	60,188

NON-INTEREST EXPENSES
Employee compensation and benefits	86,694	40,689
Occupancy and equipment rental	7,495	5,505
Communications and office supplies	6,413	2,561
Commissions and floor brokerage	1,267	844
Other operating expenses	6,879	3,325
Total non-interest expenses	108,748	52,924
Income before income taxes	783	7,264
Provision for income taxes	307	2,906
Net income	$ 476	$ 4,358

Earnings per share:
Basic	$ 0.04	$ 0.44
Diluted	$ 0.04	$ 0.35
Weighted average common equivalent shares outstanding:
Basic	11,254	9,830
Diluted	13,422	12,415

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 476	$ 4,358
Non-cash items included in net income:
Depreciation and amortization	730	1,121
Loans and advances amortization	1,383	1,759
Loss (gains) on investments	(6,759)	1,297
Deferred items	2,166	43
Excess tax benefit associated with stock based awards	(9,448)	- -
Compensation related to the private placement	9,751	- -
Stock based compensation	6,305	2,466
	4,604	11,044
Decrease (increase) in assets:
Operating receivables	19,873	11,035
Securities purchased under agreements to resell	5,092	- -
Securities owned, including those pledged	(87,550)	(31,615)
Loans and advances to investment executives and other employees	(1,624)	(1,017)
Other assets	32,604	(103)
Increase (decrease) in liabilities:
Operating payables	55,047	11,373
Securities sold, but not yet purchased	54,677	1,784
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(59,155)	(23,115)
Cash Flows From Operating Activities	23,568	(20,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of other investments	14,153	1,026
Payments for:
Purchase of office equipment and leasehold improvements	(1,080)	(1,675)
Purchase of investments	(12,595)	(539)
Cash Flows From Investing Activities	478	(1,188)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(72,900)	35,150
Securities loaned	18,248	23,326
Excess tax benefit associated with stock based awards	9,448	- -
Issuance of stock	748	235
Proceeds from private placement	26,306	- -
Payments for:
Purchase of stock for treasury	(5)	(7,132)
Reduction of subordinated debt	- -	(633)
Principal payments under capital lease obligation	- -	(23)
Cash Flows From Financing Activities	(18,155)	50,923
Increase in cash and cash equivalents	5,891	29,121
Cash and cash equivalents - beginning of period	12,529	21,145
Cash and Cash Equivalents - end of period	$ 18,420	$ 50,266
Supplemental disclosure of cash flow information:
Income tax payments	$ 737	$ 5,305
Interest payments	$ 4,352	$ 1,016
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 52	$ 52
Stock units, net of forfeitures	$ 72,209	$ 4,179

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Comprehensive Income

The Company's comprehensive income for the three months ended March 31, 2006 and 2005 was equal to the Company's net income.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) "Share-Based Payment," ("SFAS No. 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective application. Under this method, SFAS No. 123R will apply to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, prior period amounts have not been restated to reflect the impact of SFAS No. 123R.

In the first quarter of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $162,081, which caused net income to decrease by $80,716 and basic and diluted earnings per share to decrease by $0.01 per share. Additionally, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $9,448,227 related to excess tax benefits from stock-based awards.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of 2005 based on the fair value method under SFAS No. 123:

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net Income:
As reported	$ 4,358
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,951
Deduct: Total stock-based employee compensation expense determined under SFAS 123	(2,070)
Pro forma	$ 4,239
Basic earnings per share:
As reported	$0.44
Pro forma	$0.43
Diluted earnings per share:
As reported	$0.35
Pro forma	$0.34

For the Company's pro forma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005: dividend yield of 0.00%; expected volatility of 30.34%; risk-free interest rates of 3.88%; and expected lives of 5.63 years.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("FIN 47")". FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company's adoption of FIN 47 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The adoption of EITF No. 04-5 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

NOTE B - STOCK-BASED COMPENSATION PLANS

The Company has several stock-based compensation plans. All option plans are administered by the Compensation Committee of the Board of Directors of Stifel Financial Corp., which has the authority to interpret the Plans, determine to whom options may be granted under the Plans, and determine the terms of each option.

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

During the three-month period ended March 31, 2006, the Company granted 2,004,909 units at an average value of $38.32 per unit and converted 682,984 units into common stock.

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets")(See Note G). The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $5,520,865 in the first quarter of 2006.

The total compensation cost recognized for the three-month periods ended March 31, 2006 and March 31, 2005 was $8,295,727 and $2,631,814, respectively. The total tax benefit for the three-month periods ended March 31, 2006 and March 31, 2005 related thereto was $8,506,513 and $1,424,360, respectively.

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

As of March 31, 2006, there was $1,576,789 of total unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.44 years.

The summary of the status of the Company's fixed stock option plans as of March 31, 2006 and changes during the three-month period is presented below:

	2006
		Weighted Average Exercise Price
Fixed Options	Shares
Outstanding at beginning of year	1,665,363	$ 9.95
Granted	8,000	$38.25
Exercised	(84,169)	$ 8.88
Cancelled	- -	- -
Outstanding at end of period	1,589,194	$ 10.15
Options exercisable	1,250,267	$ 8.78
Weighted-average fair value of options granted during the period	$10.51

The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and March 31, 2005 was $2,401,107 and $537,647, respectively. The total fair value of shares vested during the three-month period ended March 31, 2006 was $244,786.

The following table summarizes information about fixed stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.70 - $7.41	229,046	2.90	$ 7.01	229,046	$ 7.02
7.41 - 7.80	271,776	5.09	7.74	237,921	7.73
7.83 - 8.12	263,620	3.43	7.94	250,565	7.95
8.16 - 8.69	334,979	5.85	8.48	257,016	8.45
8.70 - 11.48	248,911	4.30	9.64	189,628	9.67
13.89 - 22.23	197,654	8.31	17.47	86,091	17.83
22.24 - 38.25	43,208	9.75	37.71	-	0.00
$4.70 - $38.25	1,589,194	5.06	$ 10.15	1,250,267	$ 8.78

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Risk-free interest rate	4.55%
Expected option life	5.35	Years
Expected stock price volatility	32.6%
Dividend yield	0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life.

The total compensation cost recognized for the three-month periods ended March 31, 2006 and March 31, 2005 was $162,081 and $0, respectively. The total tax benefit related thereto was $941,714 and $209,979, respectively. The Company received $747,743 and $357,810 cash from the exercise of stock options during the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

NOTE C - NET CAPITAL REQUIREMENT

The Company's principal subsidiary, Stifel, Nicolaus & Company, Incorporated ("SN & Co.") is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which requires the maintenance of minimum net capital, as defined. SN & Co. has elected to use the alternative method permitted by the Rule that requires maintenance of minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. Another subsidiary, Century Securities Associates, Inc. ("CSA"), is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At March 31, 2006, SN & Co. had net capital of $88,301,989, which was 28.71% of its aggregate debit items, and $82,151,698 in excess of the minimum required net capital. CSA had net capital of $2,431,807 which was $2,182,956 in excess of minimum required net capital.

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

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended March 31,
Net Revenues	2006	2005
Private Client Group	$ 55,684	$ 47,158
Equity Capital Markets	33,798	8,614
Fixed Income Capital Markets	11,875	4,095
Other	8,174	321
Total Net Revenues	$ 109,531	$ 60,188
Operating Contribution
Private Client Group	$ 12,914	$ 11,188
Equity Capital Markets	7,100	2,730
Fixed Income Capital Markets	1,675	542
Other/ Unallocated Overhead	(20,906)	(7,196)
Income before income taxes	$ 783	$ 7,264

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first three months of 2006, the Company repurchased 134 shares of its common stock, at an average price of $37.76 per share. The Company reissued 3,259 shares of common stock and issued 1,563,551 new shares for its employee benefit plans in the first three months of 2006.

On January 23, 2006, the Company completed its private placement of 1,052,220 shares of its common stock at $25.00 per share. The shares were purchased by key associates of the LM Capital Markets business. The Company is required to charge to compensation the difference of $25.00 per share and the grant date fair value, as determined in accordance with SFAS No. 123R, of $34.27 per share. As a result, the Company incurred a compensation charge of $9,750,818 in January 2006.

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS but adjusts for the effect of potential common shares.

The components of the basic and diluted EPS calculations for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Income Available to Common Stockholders
Net Income	$ 476	$ 4,358
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	11,254	9,830
Effect of dilutive securities from employee benefit plans	2,168	2,585
Diluted Weighted Average Shares Outstanding	13,422	12,415
Basic Earnings per share	$ 0.04	$ 0.44
Diluted Earnings per share	$ 0.04	$ 0.35

NOTE G - ACQUISITION

On December 1, 2005, the Company closed on the acquisition of the LM Capital Markets, from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. The LM Capital Markets business acquired by the Company includes the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of LMWW and employed 429 professional and support staff who became employees of the Company on December 1, 2005. The acquisition was made to grow the Company's business and in particular the Company's Capital Markets business leveraging the skill set of the Legg Mason Capital Markets associates. Under the terms of the agreement, the Company paid Citigroup Inc. an amount equal to the net book value of assets being acquired of $12,178,198 plus a premium of $7,000,000 paid in cash at closing with the balance of up to an additional $30,000,000 in potential earn-out payment by the Company to Citigroup Inc., based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and Legg Mason Capital Markets for calendar years 2006, 2007, and 2008. Such payments, if any, will be accounted for as additional purchase price.

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1, 2005.

Quarter Ended	March 31, 2005
Total revenues	$129,831,884
Net income	$ 6,892,955
Diluted earnings per share	$0.63
Diluted weighted average shares outstanding	13,618,449

The above pro forma data excludes reductions of certain administrative allocations by Legg Mason which as a result of synergies of the combined operations, management believes, will be significantly reduced. In addition, the Company included compensation expense of $5,520,865 and $9,750,818 associated with the issuance of restricted stock units and the discounted offering price on its private placement respectively to key associates of the LM Capital Markets. These results do not purport to be indicative of the results which actually would have occurred.

A summary of the fair values of the net assets acquired as of December 1, 2005, based upon the current valuation estimate, is as follows:

Cash	$324,930
Investments	12,275,536
Furniture & fixtures	1,542,267
Accounts receivables	35,122,667
Prepaid expenses	623,326
Goodwill	7,625,325
Intangible assets	2,255,000
Total assets acquired	59,769,051
Accounts payables	2,642,748
Accrued expenses	35,025,441
Total liabilities assumed	37,668,189
Net assets acquired	$22,100,862

The goodwill and intangible assets of $9,880,325 were assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $7,904,260 and $1,976,065, respectively. The total amount of goodwill and intangible assets of $9,880,325 is expected to be deductible for tax purposes.

NOTE H - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2005	$454,508	$1,675,899	$1,179,834	$3,310,241
Additions	- -	- -	- -	- -
Transfers	- -	6,100,260	1,525,065	7,625,325
Impairment losses	- -	- -	- -	- -
Balance at March 31, 2006	454,508	7,776,159	2,704,899	10,935,566

Intangible Assets
Balance at December 31, 2005	566,384	8,085,384	1,887,383	10,539,151
Additions	149,000	474,054	89,349	712,403
Transfers	- -	(6,100,260)	(1,525,065)	(7,625,325)
Amortization of intangible assets	(45,029)	(149,911)	(10,000)	(204,940)
Impairment losses	- -	- -	- -	- -
Balance at March 31, 2006	670,355	2,309,267	441,667	3,421,289

Total Goodwill and intangible assets	$1,124,863	$10,085,426	$3,146,566	$14,356,855

NOTE I - IMPACT OF THE NYSE/ARCHIPELAGO MERGER

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, the Company received $370,640 in cash, and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. As a result of the closing, the Company recorded a gain of $5,071,000 which is included in Other revenues in the Condensed Consolidated Statement of Operations. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse.

In May 2006, the Company is selling 45,094 shares of NYSE Group through a secondary public offering. The Company expects to receive cash proceeds of $2,717,815 or $60.27 per share which represents the fixed offering price.

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of federal securities laws. Words such as "anticipates," "estimates," "believes," "expects" and similar expressions or words are intended to identify forward-looking statements made on behalf of the Company. Actual results are subject to risks and uncertainties, including both those specific to the Company, and in particular any potential benefit to Stifel from acquiring the Legg Mason Capital Markets ("LM Capital Markets") business, including its ability to capitalize on the relationships that benefited the LM Capital Markets business, as well as statements relating to Stifel's ability to integrate the personnel and operations, and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes and other risks and uncertainties set forth in reports and other documents filed with the United States Securities and Exchange Commission ("SEC") from time to time. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In addition, see Note A of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for a more comprehensive listing of significant accounting policies.

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

Business & Economic Environment

Investor confidence in the equity markets continues to be constrained by inflation, increasing energy costs and rising interest rates. The Federal Reserve Board increased the federal funds rate by 50 basis points since December 31, 2005, and 200 basis points since March 31, 2005 to 4.75%.

The key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite improved in the first quarter of this year. At March 31, 2006, the DJIA, the NASDAQ and the S&P 500 increased 4%, 6%, and 4% respectively, from their December 31, 2005 closing prices, and closed up 6%, 17% and 10% respectively over their March 31, 2005 closing prices. While the indices have improved during the first quarter of 2006, uncertainty of the magnitude of the aforementioned threats remain. Consequently, the recent results of the first quarter may not be indicative of future results.

Results of Operations for the Company

Three months ended March 2006 as compared to three months ended March 2005

	March-06			March-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 69,818	63.7%	98%	$ 35,316	58.7%
Investment banking	15,729	14.4%	14%	13,741	22.8%
Asset management and service fees	13,498	12.3%	43%	9,451	15.7%
Interest	7,191	6.6%	109%	3,440	5.7%
Other	7,358,	6.7%	n/a	(655)	-1.1%
Total Revenues	113,594	103.7%	85%	61,293	101.8%
Less: Interest expense	4,063	3.7%	268%	1,105	1.8%
Net Revenues	109,531	100.0%	82%	60,188	100.0%
Non-interest expenses:
Employee compensation and benefits	86,694	79.2%	113%	40,689	67.6%
Occupancy and equipment rental	7,495	6.8%	36%	5,505	9.1%
Communications and office supplies	6,413	5.9%	150%	2,561	4.3%
Commissions and floor brokerage	1,267	1.2%	50%	844	1.4%
Other operating expenses	6,879	6.2%	107%	3,325	5.5%
Total Non-interest expenses	108,748	99.3%	105%	52,924	87.9%
Income before income taxes	783	0.7%	-89%	7,264	12.1%
Provision for Income Taxes	307	0.3%	-89%	2,906	4.8%
Net Income	$ 476	0.4%	-89%	$ 4,358	7.3%

Quarter to quarter comparisons were impacted by the LM Capital Markets acquisition on December 1, 2005. As a result of the acquisition of the LM Capital Markets business, the Company added 429 employees and 22 offices. Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisition.

The Company recorded net income of $476,000, or $0.04 per diluted share on net revenues of $109.5 million for the three months ended March 31, 2006 compared to net income of $4.4 million, or $0.35 per diluted share, on net revenues of $60.2 million for the same period one year earlier. Net income for the current quarter was impacted by acquisition related costs, primarily stock based compensation, of $17.8 million or $0.79 per diluted share, associated with the acquisition of the LM Capital Markets business from Citigroup Inc. As a result of the acquisition, the Company will begin reporting Core Earnings; a non-Generally Accepted Accounting Principle ("non-GAAP") financial measure. Core Earnings represents GAAP net income before acquisition related charges, principally compensation expense recorded for stock based awards offered to key associates of LM Capital Markets and accounted for under Statement of Accounting Standards No. 123 (Revised 2004) "Share-Based Payment"("SFAS No. 123R"). Management believes the supplemental disclosure of Core Earnings helps investors, rating agencies, and financial analysts better understand the performance of their business and enhances the comparison of their performance from period to period. Management uses Core Earnings to evaluate the performance of their business. Core Earnings should not be considered an alternative to any measure of performance as promulgated under GAAP (such as net income), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculation of Core Earnings used by the Company may not be comparable to similarly titled measures reported by other companies.

A reconciliation of Core Earnings to Net Income, and Core Earnings per Basic and Diluted Share to Net Income per Basic and Diluted Share, the most directly comparable measures under GAAP, is included in the table below.

	Three Months Ended
	03/31/2006	03/31/2005
GAAP Net Income	$ 476	$ 4,358
Acquisition related charges, net of tax
Private placement compensation	5,824	- -
Acquisition related compensation	4,597	- -
Other non-compensation charges	207	- -
Core Earnings	$ 11,104	$ 4,358
Earnings per Share:
GAAP Earnings Per Basic Share	$ 0.04	$ 0.44
Acquisition related charges	0.95	- -
Core Earnings Per Basic Share	$ 0.99	$ 0.44
GAAP Earnings Per Diluted Share	$ 0.04	$ 0.35
Acquisition related charges	0.79	- -
Core Earnings Per Diluted Share	$ 0.83	$ 0.35

Core Earnings for the quarter were $11.1 million or $0.83 per diluted share. Included in Core Earnings is $0.16 per diluted share for the gain on the Company's New York Stock Exchange ("NYSE") membership seat.

Investment banking revenues increased 14% to $15.7 million due principally to an increase in the amount of financial advisory fees earned resulting from the LM Capital Markets acquisition, offset by a decrease in underwriting fee revenue (See Results of Operations for Equity Capital Markets).

Asset management and service fees increased 43% to $13.5 million primarily as a result of the increase in value of assets under management and increased number of accounts (See Results of Operations for Private Client Group).

Other revenues increased $8.0 million principally as a result of an increase in net gains on investments, primarily from the gain recorded on the NYSE seat membership (See Note I of Notes to Condensed Consolidated Financial Statements).

Interest revenue increased 109% to $7.2 million as a result of increased revenue on fixed income inventory held for sale to clients, increased revenue from stock borrow activities and increased revenue on customer margin accounts which resulted from a 33% increase in the weighted average rates charged to those customers offset by lower average margin borrowings. Interest expense increased 268% as a result of increased costs to carry higher levels of firm inventory, interest on Stifel Financial Capital Trust II issued in August 2005, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 87% to 4.63% from 2.48% in the prior year.

Employee compensation and benefits, which represent 79% of the Company's net revenues, increased 113% to $86.7 million. Employee compensation and benefits was impacted by acquisition related charges of $17.4 million, principally stock based compensation, for the quarter ended March 31, 2006. The remaining increase was attributed to the increase in variable compensation commensurate with the increase in revenues.

Segments Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets business acquisition; and general administration.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	March-06			March-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 38,812	69.7%	18%	$ 32,997	70.0%
Investment banking	1,257	2.3%	-60%	3,139	6.7%
Asset management and service fees	13,485	24.2%	43%	9,444	20.0%
Interest	4,405	7.9%	57%	2,801	5.9%
Other	417	0.7%	n/a	3	0.0%
Total Revenues	58,376	104.8%	21%	48,384	102.6%
Less: Interest expense	2,692	4.8%	119%	1,226	2.6%
Net Revenues	55,684	100.0%	18%	47,158	100.0%
Non-interest expenses:
Employee compensation and benefits	34,539	62.0%	19%	29,001	61.5%
Occupancy and equipment rental	3,154	5.7%	-1%	3,176	6.7%
Communications and office supplies	1,728	3.1%	15%	1,506	3.2%
Commissions and floor brokerage	673	1.2%	13%	597	1.3%
Other operating expenses	2,676	4.8%	58%	1,691	3.6%
Total Non-interest expenses	42,770	76.8%	19%	35,971	76.3%
Income before income taxes	$ 12,914	23.2%	15%	$ 11,188	23.7%

	March 31, 2006	March 31, 2005
Branch Offices	91	86
Investment Executives	473	438
Independent Contractors	185	177

The Private Client Group net revenues increased 18% to $55.7 million, principally due to increased commissions and principal transactions and increased asset management and service fees. Commissions and principal transactions increased due to the increase in the number of branch offices and investment executives. Investment banking decreased due to decreased selling concession for lead or co-managed transactions (See Results of Operations for Equity Capital Markets). Asset management and service fees increased principally due to increased wrap fees, resulting from of an increase in the number and value of managed accounts.

Assets Under Management	March 31, 2006	March 31, 2005
Value	$2,903,579,000	$1,584,550,000
Number of accounts	10,664	7,907

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations for the Company)

Non-interest expenses increased 19% to $42.8 million. Employee compensation and benefits increased 19% as a result of increased variable compensation which increased in conjunction with increased revenue production and increased fixed compensation which increased due to the firm's continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $2.5 million and $2.1 million from 2006 and 2005, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts.

Occupancy and equipment rental remained relatively unchanged principally as a result of increased occupancy cost due to an increase in the number of branch offices offset by a decrease in depreciation expense.

Communication and office supplies increased 15% due to the increase in the number of branch offices.

Commission and floor brokerage increased 13% due to increased transactions and commission revenue.

Other operating expenses increased 58% to $2.7 million principally as a result of increased advertising and travel and promotion costs associated with the increase in branch offices.

As a result of the 18% increase in net revenues, income before income taxes for the Private Client Group increased 15% to $12.9 million.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	March-06			March-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 22,193	65.7%	1,071%	$ 1,896	22.0%
Investment banking	11,427	33.8%	68%	6,801	79.0%
Other	233	0.7%	323%	72	0.8%
Total Revenues	33,853	100.2%	286%	8,769	101.8%
Less: Interest expense	55	0.2%	-64%	155	1.8%
Net Revenues	33,798	100.0%	292%	8,614	100.0%
Non-interest expenses:
Employee compensation and benefits	19,899	58.9%	340%	4,520	52.5%
Occupancy and equipment rental	1,141	3.4%	336%	262	3.0%
Communications and office supplies	2,784	8.2%	570%	415	4.8%
Commissions and floor brokerage	515	1.5%	136%	218	2.5%
Other operating expenses	2,359	7.0%	403%	469	5.5%
Total Non-interest expenses	26,698	79.0%	354%	5,884	68.3%
Income before income taxes	$ 7,100	21.0%	160%	$ 2,730	31.7%

Investment banking revenue increased due to increased financial advisory and merger and acquisition fee revenue principally due to the acquisition of the LM Capital Markets business offset by a decrease in underwriting fee revenue. During the first three months of 2006, the Equity Capital Markets group led or co-managed 13 equity, debt, closed end funds or trust preferred offerings compared to 19 in the 2005 first three months.

As a result of the 292% increase in net revenues and the leverage in increased production, income before income taxes increased 160% to $7.1 million.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	March-06			March-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 9,945	83.7%	436%	$ 1,854	45.3%
Investment banking	1,865	15.7%	-19%	2,301	56.2%
Interest	2,493	21.0%	1,396%	167	4.1%
Other	9	0.1%	80%	5	0.1%
Total Revenues	14,312	120.5%	231%	4,327	105.7%
Less: Interest expense	2,437	20.5%	952%	232	5.7%
Net Revenues	11,875	100.0%	190%	4,095	100.0%
Non-interest expenses:
Employee compensation and benefits	7,499	63.2%	187%	2,617	63.9%
Occupancy and equipment rental	696	5.9%	231%	210	5.1%
Communications and office supplies	931	7.8%	426%	177	4.3%
Commissions and floor brokerage	78	0.7%	166%	30	0.8%
Other operating expenses	996	8.3%	92%	519	12.7%
Total Non-interest expenses	10,200	85.9%	187%	3,553	86.8%
Income before income taxes	$ 1,675	14.1%	209%	$ 542	13.2%

Net revenues for the first three months of 2006 increased 190% to $11.9 million from the same time period last year. The number of senior or co-managed offerings remained unchanged from the previous year's first quarter. Despite the same number of offerings, the amount of underwriting fee revenue earned on those offerings diminished and as a result investment banking revenue declined.

Interest revenue increased $2.3 million principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients, attributed to the LM Capital markets acquisition. Interest expense increased $2.2 million as a result of increased interest expense incurred on firm inventory.

As a result of the 190% increase in net revenue and the leverage in increased production, income before income taxes increased 209% to $1.7 million.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	March-06		March-05
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 8,174	2,448%	$ 321
Non-interest expenses:
Employee compensation and benefits	24,757	444%	4,550
Other operating expenses	4,323	46%	2,966
Total Non-interest expenses	29,080	287%	7,516
Losses before income tax	$ (20,906)	n/a	$ (7,195)

Net revenues for the Other segment increased to $8.2 million principally as a result of an increase in gains on investments, primarily from the previously discussed $5.1 million gain on the NYSE membership seat. (See Note I of Notes to Condensed Consolidated Financial Statements).

Total Non-interest expenses increased due to the previously discussed acquisition charges, primarily stock-based compensation, of $17.8 million related to the acquisition charges of the LM Capital Markets business. (See Note G of Notes to Condensed Consolidated Financial Statements).

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

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $5.5 million in the first quarter of 2006.

On January 23, 2006, the Company completed its private placement of 1,052,220 shares of its common stock at $25.00 per share. The shares were purchased by key associates of the LM Capital Markets business. The Company is required to charge to compensation the difference of $25.00 per share and the grant date fair value, as determined in accordance with SFAS No. 123R, of $34.27 per share. As a result, the Company incurred a compensation charge of $9.8 million in January 2006.

In the first three months of 2006, the Company purchased $1.1 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first three months of 2006, the Company repurchased 134 shares of its common stock, at an average price of $37.76 per share. The Company reissued 3,259 shares of common stock and issued 1,563,551 new shares for its employee benefit plans in the first three months of 2006.

Stifel, Nicolaus & Company, Incorporated ("SN & Co."), the Company's principal broker-dealer subsidiary, and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At March 31, 2006, SN & Co. had net capital of $88.3 million, which was 28.71% of its aggregate debit items, and $82.2 million in excess of the minimum required net capital and CSA had net capital of $2.4 million, which was $2.2 million in excess of minimum required net capital. SN & Co. and CSA may not be able to pay cash dividends from its equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

The Company's international subsidiary, Stifel Nicolaus Limited, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which Stifel Nicolaus Limited has met.

The Company receives a tax benefit for the conversion of stock based awards utilized to reduce the Company's income tax liability. The benefit is derived from the difference in the market value on the date the awards are converted and the share value on the date the awards were granted. For the first quarter of 2006, the Company recorded $9.4 million in income tax benefits.

Management believes the funds from operations, available informal short-term credit arrangements, and its ability to raise additional capital will provide sufficient resources to meet the present and anticipated financing needs.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("FIN 47")". FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company's adoption of FIN 47 did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which requires companies to expense the estimated fair value of employee stock options and similar awards. The Company adopted the provisions of SFAS No. 123R, effective January 1, 2006, using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The adoption of SFAS No. 123R by the Company had a material impact on the Condensed Consolidated Financial Statements beginning January 1, 2006 (See Notes A & B of Notes To Condensed Consolidated Financial Statements).

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF No. 04-5"). EITF No. 04-5 consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The adoption of EITF No. 04-5 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2005. As of March 31, 2006, the Company's contractual obligations have not materially changed from December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended March 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the third quarter ended March 31, 2006:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2006 - January 31, 2006	134		$37.76	134	2,078,977
February 1, 2006 - February 28, 2006	- -	$	- -	- -	2,078,977
March 1, 2006 - March 31, 2006	- -	$	- -	- -	2,078,977

Total	134		$37.76	134

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

Item 6. Exhibits

(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in "Note F - Stockholders Equity and Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 10, 2006	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 10, 2006	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.