Form 10-Q
period 2006-06-30
STIFEL FINANCIAL CORP
filed 2006-08-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 11,805,316 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
June 30, 2006

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- June 30, 2006 (Unaudited) and December 31, 2005 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16- 29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 21,815	$ 12,529
Cash segregated under federal and other regulations	26	6
Securities purchased under agreements to resell	153,571	65,599
Receivables from brokers and dealers:
Securities failed to deliver	14,009	9,137
Deposits paid for securities borrowed	49,577	56,278
Clearing organizations	32,050	24,553
	95,636	89,968
Receivables from customers, net of allowance for doubtful receivables of $301 and $204, respectively	294,703	259,389
Securities owned, at fair value	139,561	105,514
Securities owned and pledged, at fair value	200,205	135,211
	339,766	240,725
Investments	50,769	46,628
Membership in exchanges	168	275
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $27,938 and $26,026, respectively	12,427	11,422
Goodwill and intangible assets	14,463	13,849
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $664 and $767, respectively	22,803	21,105
Deferred tax asset	12,672	10,336
Other assets	42,134	70,170
Total Assets	$1,060,953	$842,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 193,350	$ 141,000
Drafts payable	16,908	29,697
Payables to brokers and dealers:
Securities failed to receive	33,931	8,794
Deposits received from securities loaned	118,936	89,039
Clearing organizations	2,483	797
	155,350	98,630
Payables to customers	86,099	78,456
Securities sold, but not yet purchased, at fair value	241,158	146,914
Accrued employee compensation	39,695	35,154
Accounts payable and accrued expenses	25,900	59,875
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Other	24,598	24,598
	852,558	683,824
Liabilities subordinated to claims of general creditors	2,955	3,084
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 11,904,945 and 10,296,279 shares respectively	1,786	1,161
Additional paid-in capital	124,110	75,225
Retained earnings	83,053	80,279
	208,949	156,665
Less:
Treasury stock, at cost, 60,698 and 4,316 shares, respectively	2,050	9
Unearned employee stock ownership plan shares, at cost, 151,839 and 162,683 shares, respectively	1,459	1,563
Total Stockholders' Equity	205,440	155,093
Total Liabilities and Stockholders' Equity	$1,060,953	$842,001

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Commissions	$ 48,064	$ 23,557	$ 96,240	$ 47,892
Principal transactions	20,754	10,761	42,380	21,742
Investment banking	15,757	15,656	31,505	29,397
Asset management and service fees	14,239	10,146	27,737	19,597
Interest	8,635	4,318	15,826	7,758
Other	(98)	773	7,260	118
Total revenues	107,351	65,211	220,948	126,504
Less: Interest expense	4,684	1,240	8,747	2,345
Net revenues	102,667	63,971	212,201	124,159

NON-INTEREST EXPENSES
Employee compensation and benefits	74,385	41,593	161,079	82,282
Occupancy and equipment rental	7,267	5,117	14,762	10,622
Communications and office supplies	6,483	2,891	12,896	5,452
Commissions and floor brokerage	1,838	994	3,105	1,838
Other operating expenses	8,721	4,071	15,603	7,396
Total non-interest expenses	98,694	54,666	207,445	107,590
Income before income taxes	3,973	9,305	4,756	16,569

Provision for income taxes	1,675	3,685	1,982	6,591

Net income	$ 2,298	$ 5,620	$ 2,774	$ 9,978

Earnings per share:
Basic	$ 0.20	$ 0.58	$ 0.24	$ 1.02
Diluted	$ 0.16	$ 0.46	$ 0.20	$ 0.81
Weighted average common equivalent shares outstanding:
Basic	11,729	9,720	11,485	9,775
Diluted	14,132	12,350	13,835	12,353

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Six Months Ended

	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,774	$ 9,978
Non-cash items included in net income:
Depreciation and amortization	1,935	2,457
Loans and advances amortization	2,991	3,730
Losses (gains) on investments	(6,512)	966
Deferred items	(2,028)	(446)
Compensation related to the private placement	9,751	- -
Stock based compensation	14,512	4,351
	23,423	21,036
Decrease (increase) in assets:
Operating receivables	(40,982)	(28,266)
Cash segregated for exclusive benefit of customers	(20)	- -
Securities purchased under agreements to resell	(87,972)	- -
Securities owned, including those pledged	(99,041)	(14,614)
Loans and advances to investment executives and other employees	(4,689)	(6,642)
Excess tax benefit associated with stock based awards	(10,158)	- -
Other assets	37,152	(948)
Increase (decrease) in liabilities:
Operating payables	32,771	16,831
Securities sold, but not yet purchased	94,244	30,477
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(54,378)	(6,858)
Cash Flows From Operating Activities	(109,650)	11,016
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of other investments	42,214	1,028
Payments for:
Purchase of office equipment and leasehold improvements	(2,641)	(2,756)
Purchase of investments	(39,736)	(1,270)
Cash Flows From Investing Activities	(163)	(2,998)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	52,350	16,750
Securities loaned	31,592	(10,123)
Excess tax benefit associated with stock based awards	10,158	- -
Issuance of stock	1,183	424
Proceeds from private placement	26,306	- -
Payments for:
Purchase of stock for treasury	(2,490)	(9,391)
Reduction of subordinated debt	- -	(633)
Principal payments under capital lease obligation	- -	(39)
Cash Flows From Financing Activities	119,099	(3,012)
Increase in cash and cash equivalents	9,286	5,006
Cash and cash equivalents - beginning of period	12,529	21,145
Cash and Cash Equivalents - end of period	$ 21,815	$ 26,151
Supplemental disclosure of cash flow information:
Income tax payments	$ 912	$ 9,795
Interest payments	$ 9,071	$ 2,381
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 104	$ 105
Stock units, net of forfeitures	$ 75,581	$ 6,874

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Where appropriate, prior periods' financial information has been reclassified to conform to the current period presentation. The reclassification primarily relates to certain fees, which had been previously recorded in other commissions and are now more appropriately reflected in principal transactions.

Comprehensive Income

The Company's comprehensive income for the three and six months ended June 30, 2006 and 2005 was equal to the Company's net income.

Page6

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

In the first half of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $292,363, which caused net income to decrease by $145,597 and basic and diluted earnings per share to decrease by $0.01 per share. Additionally, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $10,157,985 related to excess tax benefits from stock-based awards.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three and six months ended June 30, 2005 based on the fair value method under SFAS No. 123:

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income:
As reported	$ 5,620	$ 9,978
Add: Stock-based employee compensation expense included in reported net income, net of related tax	2,034	4,665
Deduct: Total stock-based employee compensation expense determined under SFAS 123	(2,330)	(5,081)
Pro forma	$ 5,324	$ 9,562
Basic earnings per share:
As reported	$0.58	$1.02
Pro forma	$0.55	$0.98
Diluted earnings per share:
As reported	$0.46	$0.81
Pro forma	$0.43	$0.77

For the Company's pro forma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in the first six months of 2005: dividend yield of 0.00%; expected volatility of 31.2%; risk-free interest rates of 3.88%; and expected lives of 5.73 years.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company's Condensed Consolidated Financial Statements.

NOTE B - STOCK-BASED COMPENSATION PLANS

The Company has several stock-based compensation plans. All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of Stifel Financial Corp., which has the authority to interpret the Plans, determine to whom awards may be granted under the Plans, and determine the terms of each award.

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

During the three month period ended June 30, 2006, the Company granted 92,899 units at an average value of $40.17 per unit and converted 16,318 units into common stock. During the six month period ended June 30, 2006, the Company granted 2,108,476 units at an average value of $37.87 per unit and converted 825,967 units into common stock.

	Three Months ended June 30, 2006		Six Months ended June 30, 2006
Stock Units	Shares	Average Grant Price	Shares	Average Grant Price
Outstanding at beginning of period	4,130,126		2,943,484
Granted	92,899	$ 40.17	2,108,476	$37.87
Converted	(16,318)		(825,967)
Cancelled	(6,175)		(25,461)
Outstanding at end of period	4,200,532		4,200,532

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") (See Note G). The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $5,736,122 in the second quarter of 2006 and $11,253,505 for the first six months of 2006.

The total stock unit compensation cost recognized for the quarter ending June 30, 2006 and 2005 was $8,230,392 and $2,033,580, respectively. For the six month period ended June 30, 2006 and 2005, the total stock unit compensation cost recognized was $16,526,120 and $4,665,394 respectively. The total tax benefit for the three month period ended June 30, 2006 and June 30, 2005 related thereto was $62,994 and $18,967, respectively. For the six-month period ended June 30, 2006 and June 30, 2005 the total tax benefit related thereto was $8,569,507 and $1,443,327 respectively.

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

As of June 30, 2006, there was $1,446,615 of total unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.20 years.

The summary of the status of the Company's stock option plans as of June 30, 2006 and changes during the three and six-month period is presented below:

	Three Months ended June 30, 2006		Six Months ended June 30, 2006
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,589,194	$ 10.15	1,665,363	$ 9.95
Granted	- -	- -	8,000	$38.25
Exercised	(54,618)	$ 8.45	(138,787)	$ 8.71
Cancelled	- -	- -	- -	- -
Outstanding at end of period	1,534,576	$ 10.21	1,534,576	$ 10.21
Options exercisable	1,209,239	$ 8.81	1,209,239	$ 8.81
Weighted-average fair value of options granted during the period	n/a		$14.58

The total intrinsic value of options exercised during the three and six-month periods ended June 30, 2006 was $1,649,067 and $4,050,175, respectively. For the three and six-month periods ended June 30, 2005, the total intrinsic value of options exercised was $532,732 and $938,269, respectively. The total fair value of options vested during the three and six-month period ended June 30, 2006 was $514,405 and $3,991,990, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.70 - $7.41	221,294	2.66	$ 7.03	221,294	$ 7.03
7.46 - 7.80	258,509	4.89	7.74	224,920	7.73
7.83 - 8.12	252,452	3.18	7.95	239,397	7.95
8.16 - 8.69	329,312	5.61	8.48	251,882	8.45
8.70 - 11.48	234,715	3.98	9.67	187,423	9.69
13.89 - 22.23	195,086	8.06	17.48	84,323	17.88
22.23 - 38.25	43,208	9.50	37.71	-	0.00
$4.70 - $38.25	1,534,576	4.83	$ 10.21	1,209,239	$ 8.81

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

The total option compensation cost recognized for the three and six-month periods ended June 30, 2006 was $130,282 and $292,363, respectively. There was no compensation costs recognized during the same periods ending June 30, 2005. The Company received $461,712 and $1,209,455 cash from the exercise of stock options during the three and six-month periods ended June 30, 2006, respectively. For the three and six-month periods ended June 30, 2005, the Company received $344,681 and $702,491 respectively, from the exercise of stock options. The total tax benefit for the three and six- month period ended June 30, 2006 related thereto was $646,764 and $1,588,479, respectively. The total tax benefit for the three and six-month period ended June 30, 2005 related thereto was $208,059 and $418,038 respectively.

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

At June 30, 2006, SN & Co. had net capital of $104,437,309, which was 32.00% of its aggregate debit items, and $97,886,688 in excess of the minimum required net capital. CSA had net capital of $3,047,035 which was $2,881,920 in excess of minimum required net capital.

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

The Company has moved certain portions of revenues and expenses from the Fixed Income Capital Markets Segment to the Private Client Group Segment to more appropriately reflect how management evaluates the business. Prior period amounts have been reclassified to conform to the current period presentation.

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2006	2005	2006	2005
Private Client Group	$ 54,942	$ 48,452	$ 111,000	$ 95,796
Equity Capital Markets	35,311	9,354	69,109	17,968
Fixed Income Capital Markets	10,636	4,404	22,105	8,314
Other	1,778	1,761	9,987	2,081
Total Net Revenues	$ 102,667	$ 63,971	$ 212,201	$ 124,159
Operating Contribution
Private Client Group	$ 11,690	$ 11,413	$ 24,125	$ 22,471
Equity Capital Markets	7,932	3,322	15,434	6,052
Fixed Income Capital Markets	1,028	1,043	2,748	1,714
Other/ Unallocated Overhead	(16,677)	(6,473)	(37,551)	(13,668)
Income before income taxes	$ 3,973	$ 9,305	$ 4,756	$ 16,569

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first six months of 2006, the Company repurchased 73,634 shares of its common stock, at an average price of $33.81 per share. The Company reissued 17,252 shares of common stock and issued 1,608,666 new shares for its employee benefit plans in the first six months of 2006.

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

The components of the basic and diluted EPS calculations for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Income Available to Common Stockholders
Net Income	$ 2,298	$ 5,620	$ 2,774	$ 9,978
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	11,729	9,720	11,485	9,775
Effect of dilutive securities from employee benefit plans	2,403	2,630	2,350	2,578
Diluted Weighted Average Shares Outstanding	14,132	12,350	13,835	12,353
Basic Earnings per share	$ 0.20	$ 0.58	$ 0.24	$ 1.02
Diluted Earnings per share	$ 0.16	$ 0.46	$ 0.20	$ 0.81

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

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Total revenues	$113,886,075	$243,717,930
Net income	$ 7,121,493	$ 14,014,412
Diluted earnings per share	$0.53	$1.02
Diluted weighted average shares outstanding	13,553,000	13,705,720

The above pro forma data excludes reductions of certain administrative allocations by Legg Mason which as a result of synergies of the combined operations, management believes, will be significantly reduced. In addition, for the three and six months ended June 30, 2006 the Company included compensation expense of $5,379,221 and $20,509,261, respectively associated with the issuance of restricted stock units and the discounted offering price on its private placement respectively to key associates of the LM Capital Markets. These results do not purport to be indicative of the results which actually would have occurred.

A summary of the fair values of the net assets acquired as of December 1, 2005, based upon the current valuation estimate, is as follows:

Cash	$324,930
Investments	12,275,536
Furniture & fixtures	1,542,267
Accounts receivables	35,122,667
Prepaid expenses	623,326
Goodwill	7,928,842
Intangible assets	2,255,000
Total assets acquired	60,072,568
Accounts payables	2,642,748
Accrued expenses	35,025,441
Total liabilities assumed	37,668,189
Net assets acquired	$22,404,379

The goodwill and intangible assets of $10,183,842 were assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $8,147,074 and $2,036,768, respectively. The total amount of goodwill and intangible assets of $10,183,842 is expected to be deductible for tax purposes.

NOTE H - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2005	$454,508	$1,675,899	$1,179,834	$3,310,241
Additions	- -	600,202	150,051	750,253
Transfers	- -	5,742,871	1,435,718	7,178,589
Impairment losses	- -	- -	- -	- -
Balance at June 30, 2006	454,508	8,018,972	2,765,603	11,239,083

Intangible Assets
Balance at December 31, 2005	566,384	8,085,384	1,887,383	10,539,151
Additions	149,000	116,667	- -	265,667
Transfers	- -	(5,742,871)	(1,435,718)	(7,178,589)
Amortization of intangible assets	(95,024)	(289,822)	(17,500)	(402,346)
Impairment losses	- -	- -	- -	- -
Balance at June 30, 2006	620,360	2,169,358	434,165	3,223,883
Total Goodwill and intangible assets	$1,074,868	$10,188,330	$3,199,768	$14,462,966

At June 30, 2006, intangible assets consisted of $2,788,134 for customer list and $435,749 for non-compete notes.

NOTE I - IMPACT OF THE NYSE/ARCHIPELAGO MERGER

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, the Company received $370,640 in cash, and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. The Company recorded a gain of $4,870,445 which is included in Other revenues in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse.

On May 5, 2006, the Company sold 51,900 shares of NYSE Group through a secondary public offering. The Company received cash proceeds of $3,127,763 or $60.27 per share which represented the fixed offering price.

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

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In addition, see Note A of Notes to Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for a more comprehensive listing of significant accounting policies.

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

Business & Economic Environment

Investor confidence in the equity markets continues to be constrained by inflation, increasing energy costs and rising interest rates. The Federal Reserve Board increased the federal funds rate by 100 basis points since December 31, 2005, and 200 basis points since June 30, 2005 to 5.25%.

The key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite improved from the same period last year. At June 30, 2006, the DJIA, the NASDAQ and the S&P 500 increased 9%, 6%, and 7% respectively, over their June 30, 2005 closing prices. The DJIA and S&P increased 4% and 2% respectively from their December 31, 2005 closing prices, but the NASDAQ decreased 2% from its December 31, 2005 closing. While the DJIA and S&P improved during the first half of 2006, the DJIA remains relatively unchanged from its March 31, 2006 closing price and the S&P and NASDAQ have decreased 2% and 7% respectively from their March 31, 2006 closing. With the volatility of the major market indices and the uncertainty of the magnitude of the aforementioned threats remaining, the recent results of the first half may not be indicative of future results.

Results of Operations for the Company

Six months ended June 2006 as compared to six months ended June 2005

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 138,620	65.3%	99%	$ 69,634	56.1%
Investment banking	31,505	14.8%	7%	29,397	23.7%
Asset management and service fees	27,737	13.1%	42%	19,597	15.8%
Interest	15,826	7.5%	104%	7,758	6.2%
Other	7,260	3.4%	6,053%	118	0.1%
Total Revenues	220,948	104.1%	75%	126,504	101.9%
Less: Interest expense	8,747	4.1%	273%	2,345	1.9%
Net Revenues	212,201	100.0%	71%	124,159	100.0%
Non-interest expenses:
Employee compensation and benefits	161,079	75.9%	96%	82,282	66.3%
Occupancy and equipment rental	14,762	7.0%	39%	10,622	8.6%
Communications and office supplies	12,896	6.1%	137%	5,452	4.4%
Commissions and floor brokerage	3,105	1.5%	69%	1,838	1.5%
Other operating expenses	15,603	7.3%	111%	7,396	5.9%
Total Non-interest expenses	207,445	97.8%	93%	107,590	86.7%
Income before income taxes	4,756	2.2%	-71%	16,569	13.3%
Provision for Income Taxes	1,982	0.9%	-70%	6,591	5.3%
Net Income	$2,774	1.3%	-72%	$ 9,978	8.0%

Year to date comparisons were impacted by the LM Capital Markets acquisition on December 1, 2005. As a result of the acquisition of the LM Capital Markets business, the Company added 429 employees and 22 offices on December 1, 2005. Except as noted in the following discussion of year-to date and quarterly variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisition.

The Company recorded net income of $2.8 million, or $0.20 per diluted share on net revenues of $212.2 million for the six months ended June 30, 2006 compared to net income of $10.0 million, or $0.81 per diluted share, on net revenues of $124.2 million for the same period one year earlier.

Investment banking revenues increased 7% to $31.5 million due principally to an increase of $15.1 million in corporate finance advisory fees offset by a decrease in corporate finance underwriting fee revenue resulting from a decreased banking calendar for lead or co-managed offerings (See Results of Operations for Equity Capital Markets).

Asset management and service fees increased 42% to $27.7 million primarily as a result of the increase in value of assets under management and increased number of accounts (See Results of Operations for Private Client Group).

Other revenues increased $7.1 million principally as a result of an increase in net gains on investments, primarily from the gain recorded on the NYSE seat membership (See Note I of Notes to Condensed Consolidated Financial Statements).

Interest revenue increased 104% to $15.8 million as a result of increased revenue on fixed income inventory held for sale to clients, increased revenue from stock borrow activities and increased revenue on customer margin accounts which resulted from a 32% increase in the weighted average rates charged to those customers. Interest expense increased 273% as a result of increased costs to carry higher levels of firm inventory, interest on Stifel Financial Capital Trust II issued in August 2005, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 104% to 5.11% from 2.50% in the prior year.

Employee compensation and benefits, which represent 76% of the Company's net revenues, increased 96% to $161.1 million. Employee compensation and benefits was impacted by acquisition related charges of $25.3 million, principally stock based compensation. The remaining increase was attributed to the increase in variable compensation commensurate with the increase in revenues.

Three months ended June 2006 as compared to three months ended June 2005

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 68,818	67.0%	101%	$ 34,318	53.7%
Investment banking	15,757	15.3%	1%	15,656	24.5%
Asset management and service fees	14,239	13.9%	40%	10,146	15.9%
Interest	8,635	8.5%	100%	4,318	6.7%
Other	(98)	-0.1%	n/a	773	1.1%
Total Revenues	107,351	104.6%	65%	65,211	101.9%
Less: Interest expense	4,684	4.6%	278%	1,240	1.9%
Net Revenues	102,667	100.0%	60%	63,971	100.0%
Non-interest expenses:
Employee compensation and benefits	74,385	72.5%	79%	41,593	65.0%
Occupancy and equipment rental	7,267	7.1%	42%	5,117	8.0%
Communications and office supplies	6,483	6.3%	124%	2,891	4.5%
Commissions and floor brokerage	1,838	1.8%	85%	994	1.6%
Other operating expenses	8,721	8.4%	114%	4,071	6.4%
Total Non-interest expenses	98,694	96.1%	81%	54,666	85.5%
Income before income taxes	3,973	3.9%	-57%	9,305	14.5%
Provision for Income Taxes	1,675	1.6%	-55%	3,685	5.7%
Net Income	$ 2,298	2.3%	-59%	$ 5,620	8.8%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative six month discussion and the statements contained in that discussion also apply for the three month discussion.

The Company recorded net income of $2.3 million, or $0.16 per diluted share on net revenues of $102.7 million for the three months ended June 30, 2006 compared to net income of $5.6 million, or $0.46 per diluted share, on net revenues of $64.0 million for the same period one year earlier.

Other revenues decreased $871,400 principally as a result of an increase in net losses on investments.

Employee compensation and benefits, which represent 73% of the Company's net revenues, increased 79% to $74.4 million. Employee compensation and benefits was impacted by acquisition related charges of $7.8 million, principally stock based compensation. The remaining increase was attributed to the increase in variable compensation commensurate with the increase in revenues.

Core Earnings for the three and six months ended June 2006

Net income for the three and six months ended June 30, 2006 was impacted by acquisition related costs, primarily stock based compensation, of $8.3 million or $0.34 per diluted share and $26.1 million or $1.11 per diluted share respectively, associated with the acquisition of the LM Capital Markets business from Citigroup Inc.

As a result of the acquisition, the Company reports Core Earnings; a non-Generally Accepted Accounting Principle ("GAAP") financial measure. Core Earnings represents GAAP net income before acquisition related charges, principally compensation expense recorded for stock based awards offered to key associates of LM Capital Markets and accounted for under Statement of Accounting Standards No. 123 (Revised 2004) "Share-Based Payment"("SFAS No. 123R"). Management believes the supplemental disclosure of Core Earnings helps investors, rating agencies, and financial analysts better understand the performance of their business and enhances the comparison of their performance from period to period. Management uses Core Earnings to evaluate the performance of their business. Core Earnings should not be considered an alternative to any measure of performance as promulgated under GAAP (such as net income), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculation of Core Earnings used by the Company may not be comparable to similarly titled measures reported by other companies.

A reconciliation of Core Earnings to Net Income, and Core Earnings per Basic and Diluted Share to Net Income per Basic and Diluted Share, the most directly comparable measure under GAAP, is included in the table below.

	Three Months Ended		Six Months Ended
	06/30/2006	06/30/2005	06/30/2006	06/30/2005
GAAP Net Income	$ 2,298	$ 5,620	$ 2,774	$ 9,978
Acquisition related revenues, net of tax	84		89	- -
Acquisition related charges, net of tax
Private placement compensation	- -	- -	5,689	- -
Acquisition related compensation	4,334	- -	9,052	- -
Other non-compensation charges	282	- -	498	- -
Core Earnings (1)	$ 6,998	$ 5,620	$ 18,102	$ 9,978
Earnings per Share:
GAAP Earnings Per Basic Share	$ 0.20	$ 0.58	$ 0.24	$ 1.02
Acquisition related charges	0.40	- -	1.34	- -
Core Earnings Per Basic Share	$ 0.60	$ 0.58	$ 1.58	$ 1.02
GAAP Earnings Per Diluted Share	$ 0.16	$ 0.46	$ 0.20	$ 0.81
Acquisition related charges	0.34	- -	1.11	- -
Core Earnings Per Diluted Share	$ 0.50	$ 0.46	$ 1.31	$ 0.81

(1) Core Earnings for the three and six months ended June 30, 2006 were $7.0 million or $0.50 per diluted share and $18.1 million or $1.31 per diluted share respectively. Included in the three and six months Core Earnings is ($0.01) and $0.16 per diluted share for the gain resulting from the merger of the New York Stock Exchange and Archipelago Holdings Inc. as a result of the subsequent market adjustment.

Segments Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Prior years' financial information has been reclassified to conform with the current year presentation. The Private Client Group ("PCG") segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets ("ECM") segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets ("FICM") segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets business acquisition; and general administration.

The Company has moved certain portions of revenues and expenses from the Fixed Income Capital Markets Segment to the Private Client Group Segment to more appropriately reflect how management evaluates the business. Prior period amounts have been reclassified to conform to the current period presentation.

Results of Operations for Private Client Group - Six Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 75,513	68.0%	21%	$ 62,607	65.4%
Investment banking	4,025	3.6%	-60%	10,069	10.5%
Asset management and service fees	27,697	25.0%	41%	19,586	20.4%
Interest	9,811	8.8%	50%	6,520	6.8%
Other	308	0.3%	413%	60	0.1%
Total Revenues	117,354	105.7%	19%	98,842	103.2%
Less: Interest expense	6,354	5.7%	109%	3,046	3.2%
Net Revenues	111,000	100.0%	16%	95,796	100.0%
Non-interest expenses:
Employee compensation and benefits	69,921	63.0%	20%	58,400	61.0%
Occupancy and equipment rental	6,540	5.9%	6%	6,176	6.4%
Communications and office supplies	3,642	3.3%	9%	3,355	3.5%
Commissions and floor brokerage	1,428	1.3%	12%	1,271	1.3%
Other operating expenses	5,344	4.8%	30%	4,123	4.3%
Total Non-interest expenses	86,875	78.3%	18%	73,325	76.5%
Income before income taxes	$ 24,125	21.7%	7%	$ 22,471	23.5%

	June 30, 2006	June 30, 2005
Branch Offices	97	88
Investment Executives	485	434
Independent Contractors	180	177

PCG net revenues increased 16% to $111.0 million, principally due to increased commissions and principal transactions and increased asset management and service fees offset by a decrease in investment banking. Commissions and principal transactions increased due to the increase in the number of branch offices and investment executives. Investment banking decreased due to decreased selling concession for lead or co-managed transactions (See Results of Operations for Equity Capital Markets). Asset management and service fees increased principally due to increased wrap fees, resulting from of an increase in the number and value of managed accounts which increased 43% and 108% respectively.

Assets Under Management	June 30, 2006	March 31, 2006	June 30, 2005	March 31, 2005
Value	$3,322,806,000	$2,903,579,000	$1,597,656,000	$1,584,550,000
Number of accounts	11,627	10,664	8,153	7,907

Interest revenues for the PCG increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations for the Company)

Non-interest expenses increased 18% to $86.9 million. Employee compensation and benefits increased 20% as a result of increased variable compensation which increased in conjunction with increased revenue production, and increased fixed compensation which increased due to the firm's continued expansion of the PCG. Employee compensation and benefits includes transition pay of $5.4 million and $4.3 million from 2006 and 2005, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts.

Occupancy and equipment rental increased 6% principally as a result of increased occupancy cost due to an increase in the number of branch offices.

Communication and office supplies increased 9% due to the increase in the number of branch offices.

Commission and floor brokerage increased 12% due to increased transactions and commission revenue.

Other operating expenses increased 30% to $5.3 million principally as a result of increased advertising and travel and promotion costs associated with the increase in branch offices.

As a result of the 16% increase in net revenues, income before income taxes for the Private Client Group increased 7% to $24.1 million.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 36,897	67.2%	21%	$ 30,513	63.0%
Investment banking	2,154	3.9%	-63%	5,746	11.9%
Asset management and service fees	14,205	25.9%	40%	10,142	20.9%
Interest	5,142	9.3%	43%	3,587	7.4%
Other	(58)	-0.1%	n/a	110	0.2%
Total Revenues	58,340	106.2%	16%	50,098	103.4%
Less: Interest expense	3,398	6.2%	106%	1,646	3.4%
Net Revenues	54,942	100.0%	13%	48,452	100.0%
Non-interest expenses:
Employee compensation and benefits	34,880	63.5%	20%	29,184	60.2%
Occupancy and equipment rental	3,334	6.1%	12%	2,980	6.2%
Communications and office supplies	1,835	3.3%	2%	1,801	3.7%
Commissions and floor brokerage	753	1.4%	12%	674	1.4%
Other operating expenses	2,450	4.4%	2%	2,400	4.9%
Total Non-interest expenses	43,252	78.7%	17%	37,039	76.4%
Income before income taxes	$ 11,690	21.3%	2%	$ 11,413	23.6%

PCG net revenues increased 13% to $54.9 million, principally due to increased commissions and principal transactions and increased asset management and service fees offset by a decrease in investment banking.

Other revenues decreased $168,000 principally due to losses on investments carried for the investment executive deferred compensation plan.

Non-interest expenses increased 17% to $43.3 million. Employee compensation and benefits increased 20% as a result of increased variable compensation which increased in conjunction with increased revenue production and increased fixed compensation which increased due to the firm's continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $2.9 million and $2.2 million from 2006 and 2005, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts.

As a result of the 13% increase in net revenues, income before income taxes for the PCG increased 2% to $11.7 million.

Results of Operations for Equity Capital Markets - Six Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 44,355	64.2%	1,172%	$ 3,486	19.4%
Investment banking	24,077	34.8%	66%	14,495	80.7%
Other	807	1.2%	251%	230	1.3%
Total Revenues	69,239	100.2%	280%	18,211	101.4%
Less: Interest expense	130	0.2%	-47%	243	1.4%
Net Revenues	69,109	100.0%	285%	17,968	100.0%
Non-interest expenses:
Employee compensation and benefits	38,964	56.4%	333%	9,003	50.1%
Occupancy and equipment rental	2,372	3.4%	370%	505	2.8%
Communications and office supplies	5,694	8.2%	556%	868	4.8%
Commissions and floor brokerage	1,386	2.0%	182%	492	2.7%
Other operating expenses	5,259	7.7%	402%	1,048	5.9%
Total Non-interest expenses	53,675	77.7%	350%	11,916	66.3%
Income before income taxes	$ 15,434	22.3%	155%	$ 6,052	33.7%

ECM net revenues increased 285% to $69.1 million, principally due to increased commissions and principal transactions and increased investment banking.

Investment banking revenue increased 66% to $24.1 million due principally to increased advisory fees of $14.8 million offset by decreased underwriting fee revenue resulting from decreased banking calendars for lead or co-managed offerings. As a result of the 285% increase in net revenues and the leverage in increased production, income before income taxes increased 155% to $15.4 million.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 22,633	64.1%	1119%	$ 1,857	19.9%
Investment banking	12,177	34.5%	64%	7,426	79.4%
Other	576	1.6%	262%	159	1.6%
Total Revenues	35,386	100.2%	275%	9,442	100.9%
Less: Interest expense	75	0.2%	-15%	88	0.9%
Net Revenues	35,311	100.0%	277%	9,354	100.0%
Non-interest expenses:
Employee compensation and benefits	19,267	54.6%	330%	4,483	47.9%
Occupancy and equipment rental	1,231	3.5%	407%	243	2.6%
Communications and office supplies	2,909	8.2%	542%	453	4.8%
Commissions and floor brokerage	871	2.5%	219%	273	2.9%
Other operating expenses	3,101	8.7%	435%	580	6.3%
Total Non-interest expenses	27,379	77.5%	354%	6,032	64.5%
Income before income taxes	$ 7,932	22.5%	139%	$ 3,322	35.5%

ECM net revenues increased 277% to $35.3 million, principally due to increased commissions and principal transactions and increased investment banking. Investment banking revenue increased principally due to increased advisory fees of $6.5 million offset by a decrease in underwriting fees due to a decreased banking calendar for lead or co-managed offerings.

As a result of the 277% increase in net revenues and the leverage in increased production, income before income taxes increased 139% to $7.9 million.

Results of Operations for Fixed Income Capital Markets - Six Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 18,752	84.8%	432%	$ 3,526	42.4%
Investment banking	3,403	15.4%	-30%	4,833	58.1%
Interest	7,050	31.9%	7,821%	89	1.1%
Other	2	0%	-78%	9	0.1%
Total Revenues	29,207	132.1%	245%	8,457	101.7%
Less: Interest expense	7,102	32.1%	4,832%	143	1.7%
Net Revenues	22,105	100.0%	166%	8,314	100.0%
Non-interest expenses:
Employee compensation and benefits	14,205	64.3%	192%	4,872	58.6%
Occupancy and equipment rental	1,134	5.1%	220%	354	4.3%
Communications and office supplies	1,665	7.5%	490%	282	3.4%
Commissions and floor brokerage	290	1.3%	282%	76	0.9%
Other operating expenses	2,063	9.4%	103%	1,016	12.2%
Total Non-interest expenses	19,357	87.6%	193%	6,600	79.4%
Income before income taxes	$ 2,748	12.4%	60%	$ 1,714	20.6%

Net revenues for the first six months of 2006 increased 166% to $22.1 million from the same time period last year principally due to an increase in commissions and principal transactions and interest offset by a decrease in investment banking. Investment banking revenues decreased as a result of decreased municipal refinancings resulting from increased interest rates.

As a result of the 166% increase in net revenue and the leverage in increased production, income before income taxes increased 60% to $2.7 million.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	June-06			June-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 9,288	87.3%	377%	$ 1,948	44.2%
Investment banking	1,426	13.4%	-43%	2,484	56.4%
Interest	4,729	44.5%	8,657%	54	1.2%
Other	1	0.0%	-75%	4	0.2%
Total Revenues	15,444	145.2%	244%	4,490	102.0%
Less: Interest expense	4,808	45.2%	5,491%	86	2.0%
Net Revenues	10,636	100.0%	142%	4,404	100.0%
Non-interest expenses:
Employee compensation and benefits	7,006	65.9%	184%	2,469	56.0%
Occupancy and equipment rental	490	4.6%	199%	164	3.7%
Communications and office supplies	813	7.6%	435%	152	3.5%
Commissions and floor brokerage	214	2.0%	355%	47	1.1%
Other operating expenses	1,085	10.2%	105%	529	12.0%
Total Non-interest expenses	9,608	90.3%	186%	3,361	76.3%
Income before income taxes	$ 1,028	9.7%	-1%	$ 1,043	23.7%

Net revenues for the second quarter of 2006 increased 142% to $10.6 million from the same time period last year principally due to an increase in commissions and principal transactions and interest offset by a decrease in investment banking.

Results of Operations for Other Segment -Six Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	June-06		June-05
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 9,987	380%	$ 2,081
Non-interest expenses:
Employee compensation and benefits	37,989	280%	10,007
Other operating expenses	9,549	66%	5,742
Total Non-interest expenses	47,538	202%	15,749
Losses before income tax	$ (37,551)	n/a	$ (13,668)

Net revenues for the Other segment increased to $10.0 million principally as a result of an increase in gains on investments, primarily from the previously discussed $4.9 million gain on the NYSE membership seat. (See Note I of Notes to Condensed Consolidated Financial Statements).

Total Non-interest expenses increased due to the previously discussed acquisition charges, primarily stock-based compensation, of $25.3 million related to the acquisition charges of the LM Capital Markets business. (See Note G of Notes to Condensed Consolidated Financial Statements).

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	June-06		June-05
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 1,778	1%	$ 1,761
Non-interest expenses:
Employee compensation and benefits	13,232	142%	5,457
Other operating expenses	5,223	88%	2,777
Total Non-interest expenses	18,455	124%	8,234
Losses before income tax	$ (16,677)	n/a	$ (6,473)

Net revenues for the Other segment increased 1% to $1.8 million.

Total Non-interest expenses increased due to the previously discussed acquisition charges, primarily stock-based compensation, of $7.8 million related to the acquisition charges of the LM Capital Markets business. (See Note G of Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debenture to Stifel Financial Capital Trust I, debenture to Stifel Financial Capital Trust II, short-term bank loans, reverse repurchase agreements, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements.

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $11.3 million for the six months ended June 30, 2006 respectively.

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

In the first six months of 2006, the Company purchased $3.1 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first six months of 2006, the Company repurchased 73,634 shares of its common stock, at an average price of $33.81 per share. The Company reissued 17,252 shares of common stock and issued 1,608,666 new shares for its employee benefit plans in the first six months of 2006.

Stifel, Nicolaus & Company, Incorporated ("SN & Co."), the Company's principal broker-dealer subsidiary, and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At June 30, 2006, SN & Co. had net capital of $104.4 million, which was 32.00% of its aggregate debit items, and $97.9 million in excess of the minimum required net capital and CSA had net capital of $3.0 million, which was $2.9 million in excess of minimum required net capital. SN & Co. and CSA may not be able to pay cash dividends from its equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

The Company's international subsidiary, Stifel Nicolaus Limited, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which Stifel Nicolaus Limited has met.

The Company receives a tax benefit for the conversion of stock based awards utilized to reduce the Company's income tax liability. The benefit is derived from the difference in the market value on the date the awards are converted and the share value on the date the awards were granted. For the first six months of 2006, the Company recorded $10.2 million in income tax benefits.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is in the process of evaluating the impact of adopting FIN 48 on the Company's Condensed Consolidated Financial Statements.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2005. As of June 30, 2006, the Company's contractual obligations have not materially changed from December 31, 2005.

.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the second quarter ended June 30, 2006:

(Periods)	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2006 - April 30, 2006	- -	$	- -	- -	2,078,977
May 1, 2006 - May 31, 2006	- -	$	- -	- -	2,078,977
June 1, 2006 - June 30, 2006	73,500		$33.81	73,500	2,005,477

Total	73,500		$33.81	73,500

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 9, 2006. Of the 11,792,967 shares issued, outstanding and eligible to be voted at the meeting, 11,136,782 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of security holders at the meeting.

1. Election of Four Class II Directors. The first matter submitted was the election of four Class I director nominees to the Board of Directors, each to continue in office until the year 2009. Upon tabulation of the votes cast, it was determined that all four-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
Charles A. Dill	10,801,740	335,042
Richard F. Ford	10,823,233	313,549
Richard J. Himelfarb	10,850,486	286,296
James M. Zemlyak	10,823,698	313,084

Because the Company has a staggered Board, the term of office of the following named Class I and III directors, who were not up for election at the 2006 annual meeting, continued after the meeting:

Class I (to continue in office until 2008)

Robert J. Baer Bruce A. Beda Frederick O. Hanser Ronald J. Kruszewski

Class III (to continue in office until 2007)

John P. Dubinsky Robert E. Lefton Scott B. McCuaig Thomas P. Mulroy James M. Oates Joseph A. Sullivan

  Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The second matter, a proposal to ratify the appointment of Deloitte as the Company's independent registered public accounting firm for the year ending December 31, 2006, was approved by a majority of the 11,136,782 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	11,070,692
Against	64,483
Abstain	1,607

Item 6. Exhibits
(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in "Note F - Stockholders Equity and Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: August 9, 2006	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 9, 2006	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.