Form 10-Q
period 2006-09-30
STIFEL FINANCIAL CORP
filed 2006-11-14
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 11,587,444 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
September 30, 2006

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- September 30, 2006 (Unaudited) and December 31, 2005 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Nine Months Ended September 30, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended September 30, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17- 30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 6. Exhibits	32
Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 48,120	$ 12,529
Cash segregated under federal and other regulations	27	6
Securities purchased under agreements to resell	160,420	65,599
Receivables from brokers and dealers:
Securities failed to deliver	13,252	9,137
Deposits paid for securities borrowed	31,957	56,278
Clearing organizations	78,641	24,553
	123,850	89,968
Receivables from customers, net of allowance for doubtful receivables of $323 and $204, respectively	265,546	259,389
Securities owned, at fair value	113,823	105,514
Securities owned and pledged, at fair value	268,551	135,211
	382,374	240,725
Investments	45,346	46,628
Membership in exchanges	168	275
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $29,251 and $26,026, respectively	13,203	11,422
Goodwill and intangible assets	13,407	13,849
Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $604 and $767, respectively	24,960	21,105
Deferred tax asset	12,234	10,336
Other assets	44,539	70,170
Total Assets	$1,134,194	$842,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 245,910	$ 141,000
Drafts payable	22,652	29,697
Payables to brokers and dealers:
Securities failed to receive	22,486	8,794
Deposits received from securities loaned	121,080	89,039
Clearing organizations	1,163	797
	144,729	98,630
Payables to customers	68,166	78,456
Securities sold, but not yet purchased, at fair value	281,412	146,914
Accrued employee compensation	39,920	35,154
Accounts payable and accrued expenses	23,267	59,875
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Other	24,598	24,598
	920,154	683,824
Liabilities subordinated to claims of general creditors	3,346	3,084
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 11,904,945 and 10,296,279 shares respectively	1,786	1,161
Additional paid-in capital	131,897	75,225
Retained earnings	88,044	80,279
	221,727	156,665
Less:
Treasury stock, at cost, 299,434 and 4,316 shares, respectively	9,626	9
Unearned employee stock ownership plan shares, at cost, 146,417 and 162,683 shares, respectively	1,407	1,563
Total Stockholders' Equity	210,694	155,093
Total Liabilities and Stockholders' Equity	$1,134,194	$842,001

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Commissions	$ 48,571	$ 26,421	$ 144,811	$ 74,313
Principal transactions	21,470	10,974	63,850	32,716
Investment banking	19,672	11,707	51,177	41,104
Asset management and service fees	14,560	11,445	42,297	31,042
Interest	9,918	4,679	25,744	12,437
Other	1,047	174	8,307	292
Total revenues	115,238	65,400	336,186	191,904
Less: Interest expense	5,422	1,542	14,169	3,887
Net revenues	109,816	63,858	322,017	188,017

NON-INTEREST EXPENSES
Employee compensation and benefits	77,466	42,369	238,545	124,651
Occupancy and equipment rental	7,785	5,443	22,547	16,065
Communications and office supplies	6,532	2,677	19,428	8,129
Commissions and floor brokerage	1,866	946	4,971	2,784
Other operating expenses	6,926	4,274	22,529	11,670
Total non-interest expenses	100,575	55,709	308,020	163,299
Income before income taxes	9,241	8,149	13,997	24,718

Provision for income taxes	3,817	3,253	5,799	9,844

Net income	$ 5,424	$ 4,896	$ 8,198	$ 14,874

Earnings per share:
Basic	$ 0.47	$ 0.50	$ 0.71	$ 1.52
Diluted	$ 0.39	$ 0.39	$ 0.59	$ 1.19
Weighted average common equivalent shares outstanding:
Basic	11,582	9,768	11,514	9,774
Diluted	13,931	12,544	13,901	12,452

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Nine Months Ended

	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 8,198	$ 14,874
Non-cash items included in net income:
Depreciation and amortization	4,426	3,709
Loans and advances amortization	3,950	4,865
Losses (gains) on investments	(7,332)	900
Deferred items	(1,886)	(285)
Compensation related to the private placement	9,751	- -
Stock based compensation	24,843	6,257
	41,950	30,320
Decrease (increase) in assets:
Operating receivables	(40,039)	(35,841)
Cash segregated for exclusive benefit of customers	(21)	- -
Securities purchased under agreements to resell	(94,821)	- -
Securities owned, including those pledged	(141,649)	(4,807)
Loans and advances to investment executives and other employees	(7,805)	(7,477)
Excess tax benefit associated with stock based awards	(10,337)	- -
Other assets	35,944	(1,860)
Increase (decrease) in liabilities:
Operating payables	1,953	25,035
Securities sold, but not yet purchased	134,498	(4,251)
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(52,992)	(5,968)
Cash Flows From Operating Activities	(133,319)	(4,849)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of other investments	67,679	1,394
Payments for:
Purchase of office equipment and leasehold improvements	(4,527)	(3,975)
Purchase of investments	(59,131)	(2,482)
Cash Flows From Investing Activities	4,021	(5,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	104,910	- -
Securities loaned	33,856	(2,459)
Issuance of debentures to Stifel Financial Capital Trust II	- -	35,000
Excess tax benefit associated with stock based awards	10,337	- -
Reissuance of treasury stock	386	1,001
Issuance of stock	962	- -
Proceeds from private placement	26,306	- -
Payments for:
Purchase of stock for treasury	(11,089)	(9,776)
Reduction of subordinated debt	(779)	(633)
Principal payments under capital lease obligation	- -	(40)
Cash Flows From Financing Activities	164,889	23,093
Increase in cash and cash equivalents	35,591	13,181
Cash and cash equivalents - beginning of period	12,529	21,145
Cash and Cash Equivalents - end of period	$ 48,120	$ 34,326
Supplemental disclosure of cash flow information:
Income tax payments	$ 1,961	$ 12,639
Interest payments	$ 14,386	$ 3,963
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 156	$ 157
Liabilities subordinated to claims of general creditors	$ 1,042	$ 748
Stock units, net of forfeitures	$ 80,017	$ 7,840

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Comprehensive Income

The Company's comprehensive income for the three and nine months ended September 30, 2006 and 2005 was equal to the Company's net income.

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

In the nine months of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $432,247, which caused net income to decrease by $215,259 and basic and diluted earnings per share to decrease by $0.02 per share. Additionally, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $10,337,149 related to excess tax benefits from stock-based awards.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three and nine months ended September 30, 2005 based on the fair value method under SFAS No. 123:

(in thousands, except per share amounts)	Three Months Ended	Nine Months Ended
Net Income:
As reported	$ 4,896	$ 14,874
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,983	6,649
Deduct: Total stock-based employee compensation expense determined under SFAS 123	(2,088)	(7,169)
Pro forma	$ 4,791	$ 14,354
Basic earnings per share:
As reported	$0.50	$1.52
Pro forma	$0.49	$1.47
Diluted earnings per share:
As reported	$0.39	$1.19
Pro forma	$0.38	$1.14

For the Company's pro forma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in the first nine months of 2005: dividend yield of 0.00%; expected volatility of 31.2%; risk-free interest rates of 3.88%; and expected lives of 5.73 years.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the Company's Condensed Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108") "Financial Statements -- Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of prior misstatements in determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references both the "iron curtain" and "rollover" approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year's statement of financial condition would be affected in correcting misstatement without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year's statement of operation. The SEC staff indicated that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financial for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of SAB 108 is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

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

During the three month period ended September 30, 2006, the Company granted 212,602 units at an average value of $32.12 per unit and converted 27,625 units into common stock. During the nine month period ended September 30, 2006, the Company granted 2,321,078 units at an average value of $37.35 per unit and converted 853,592 units into common stock.

The summary of the status of the Company's stock units as of September 30, 2006 and changes during the three and nine-month period is presented below:

	Three Months ended		Nine Months ended
Stock Units	Shares	Average Grant Price	Shares	Average Grant Price
Outstanding at beginning of period	4,200,532		2,943,484
Granted	212,602	$ 32.12	2,321,078	$37.35
Converted	(27,625)		(853,592)
Cancelled	(21,445)		(46,906)
Outstanding at end of period	4,364,064		4,364,064

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") (See Note G). The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $5,397,467 in the third quarter of 2006 and $16,650,972 for the first nine months of 2006.

The total stock unit compensation cost recognized for the quarter ending September 30, 2006 and 2005 was $8,221,384 and $1,983,117, respectively. For the nine month period ended September 30, 2006 and 2005, the total stock unit compensation cost recognized was $24,747,504 and $6,648,512 respectively. The total tax benefit for the three month period ended September 30, 2006 and September 30, 2005 related thereto was $28,922 and $413,756, respectively. For the nine-month period ended September 30, 2006 and September 30, 2005 the total tax benefit related thereto was $8,598,429 and $1,857,083 respectively.

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

As of September 30, 2006, there was $1,289,831 of total unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.05 years.

The summary of the status of the Company's stock option plans as of September 30, 2006 and changes during the three and nine-month period is presented below:

	Three Months ended		Nine Months ended
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,534,576	$ 10.21	1,665,363	$ 9.95
Granted	- -	- -	8,000	$38.25
Exercised	(17,769)	$ 8.95	(156,556)	$ 8.74
Cancelled	- -	- -	- -	- -
Outstanding at end of period	1,516,807	$ 10.22	1,516,807	$ 10.22
Options exercisable	1,202,530	$ 8.81	1,202,530	$ 8.81
Weighted-average fair value of options granted during the period	n/a		$14.58

The total intrinsic value of options exercised during the three and nine-month periods ended September 30, 2006 was $393,812 and $4,443,987, respectively. For the three and nine-month periods ended September 30, 2005, the total intrinsic value of options exercised was $1,314,061 and $2,252,329, respectively. The total fair value of options vested during the three and nine-month period ended September 30, 2006 was $358,653 and $4,187,295, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.70 - $7.41	217,294	2.39	$ 7.02	217,294	$ 7.02
7.46 - 7.80	257,676	4.64	7.74	224,087	7.73
7.83 - 8.12	247,319	2.90	7.95	234,264	7.95
8.16 - 8.69	326,912	5.35	8.48	249,482	8.46
8.70 - 11.48	230,846	3.73	9.67	194,614	9.64
13.89 - 22.23	193,552	7.82	17.50	82,789	17.92
22.23 - 38.25	43,208	9.25	37.71	-	0.00
$4.70 - $38.25	1,516,807	4.58	$ 10.22	1,202,530	$ 8.81

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: dividend yield of 0.00%; expected volatility of 32.6%; risk-free interest rates of 4.55%; and expected lives of 5.35 years.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life.

The total option compensation cost recognized for the three and nine-month periods ended September 30, 2006 was $139,884 and $432,247, respectively. There was no compensation costs recognized during the same periods ending September 30, 2005. The Company received $159,075 and $1,368,530 cash from the exercise of stock options during the three and nine-month periods ended September 30, 2006, respectively. For the three and nine-month periods ended September 30, 2005, the Company received $567,026 and $1,269,517 respectively, from the exercise of stock options. The total tax benefit for the three and nine month period ended September 30, 2006 related thereto was $150,242 and $1,738,721, respectively. The total tax benefit for the three and nine-month period ended September 30, 2005 related thereto was $499,830 and $917,868 respectively.

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

At September 30, 2006, SN & Co. had net capital of $119,105,824, which was 40.30% of its aggregate debit items, and $113,194,752 in excess of the minimum required net capital. CSA had net capital of $2,559,400 which was $2,392,102 in excess of minimum required net capital.

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

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2006	2005	2006	2005
Private Client Group	$ 56,461	$ 51,260	$ 167,461	$ 146,680
Equity Capital Markets	36,692	8,284	105,801	26,252
Fixed Income Capital Markets	13,829	2,990	35,934	11,679
Other	2,834	1,324	12,821	3,406
Total Net Revenues	$ 109,816	$ 63,858	$ 322,017	$ 188,017
Operating Contribution
Private Client Group	$ 12,750	$ 12,724	$ 36,875	$ 35,483
Equity Capital Markets	8,123	2,344	23,557	8,396
Fixed Income Capital Markets	3,127	(36)	5,875	1,391
Other/ Unallocated Overhead	(14,759)	(6,883)	(52,310)	(20,552)
Income before income taxes	$ 9,241	$ 8,149	$ 13,997	$ 24,718

NOTE F - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first nine months of 2006, the Company repurchased 343,382 shares of its common stock, at an average price of $32.29 per share. The Company reissued 48,264 shares of common stock and issued 1,608,666 new shares for its employee benefit plans in the first nine months of 2006.

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

The components of the basic and diluted EPS calculations for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Income Available to Common Stockholders
Net Income	$ 5,424	$ 4,896	$ 8,198	$ 14,874
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	11,582	9,768	11,514	9,774
Effect of dilutive securities from employee benefit plans	2,349	2,776	2,387	2,678
Diluted Weighted Average Shares Outstanding	13,931	12,544	13,901	12,452
Basic Earnings per share	$ 0.47	$ 0.50	$ 0.71	$ 1.52
Diluted Earnings per share	$ 0.39	$ 0.39	$ 0.59	$ 1.19

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

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Total revenues	$111,712,728	$355,430,677
Net income	$ 3,026,987	$ 11,485,756
Diluted earnings per share	$0.22	$0.84
Diluted weighted average shares outstanding	13,746,529	13,655,083

The above pro forma data excludes reductions of certain administrative allocations by LMWW which as a result of synergies of the combined operations, management believes, will be significantly reduced. These results do not purport to be indicative of the results which actually would have occurred.

A summary of the fair values of the net assets acquired as of December 1, 2005, based upon the current valuation estimate, is as follows:

Cash	$324,930
Investments	12,275,536
Furniture & fixtures	1,542,267
Accounts receivables	35,122,667
Prepaid expenses	623,326
Goodwill	7,565,943
Intangible assets	2,255,000
Total assets acquired	59,709,669
Accounts payables	2,642,748
Accrued expenses	35,025,441
Total liabilities assumed	37,668,189
Net assets acquired	$22,041,480

The goodwill and intangible assets of $9,820,943 were assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $7,856,754 and $1,964,189, respectively. The total amount of goodwill and intangible assets of $9,820,943 is expected to be deductible for tax purposes.

NOTE H - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

,
	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2005	$454,508	$1,675,899	$1,179,834	$3,310,241
Acquisitions/Purchase price adjustments	- -	309,883	77,472	387,355
Transfers	- -	5,742,871	1,435,718	7,178,589
Goodwill written off related to sale	- -	(496,065)	- -	(496,065)
Impairment losses	- -	- -	- -	- -
Balance at September 30, 2006	454,508	7,232,588	2,693,024	10,380,120

Intangible Assets
Balance at December 31, 2005	566,384	8,085,384	1,887,383	10,539,151
Net Additions	149,000	116,667	- -	265,667
Transfers	- -	(5,742,871)	(1,435,718)	(7,178,589)
Amortization of intangible assets	(145,019)	(429,733)	(25,000)	(599,752)
Impairment losses	- -	- -	- -	- -
Balance at September 30, 2006	570,365	2,029,447	426,665	3,026,477
Total Goodwill and intangible assets	$1,024,873	$9,262,035	$3,119,689	$13,406,597

The changes in goodwill during the three and nine month periods ended September 30, 2006 are due to the finalization of the allocation of purchase price related to the LM Capital Markets acquisition.

At September 30, 2006, intangible assets consisted of $2,700,639 for customer list and $325,838 for non-compete notes.

NOTE I - IMPACT OF THE NYSE/ARCHIPELAGO MERGER

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, the Company received $370,640 in cash, and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. The Company recorded a net gain of $5,011,729 which is included in Other revenues in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse.

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

Business & Economic Environment

The Federal Reserve Board increased the federal funds rate by 100 basis points since December 31, 2005, and 150 basis points since September 30, 2005 to 5.25%.

The key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite improved from the same period last year. At September 30, 2006, the DJIA, the NASDAQ and the S&P 500 increased 11%, 5%, and 9% respectively, over their September 30, 2005 closing prices. The DJIA, the NASDAQ and S&P 500 increased 9%, 2% and 7% respectively from their December 31, 2005 closing prices and increased 5%, 4% and 5% respectively from their June 30, 2006 closing prices.

While the major market indices have signaled increased investor confidence in the markets, concerns over inflation, energy costs and geopolitical issues remain and the recent results of the first nine months may not be indicative of future results.

Results of Operations for the Company

Year to date comparisons were impacted by the LM Capital Markets acquisition on December 1, 2005. As a result of the acquisition of the LM Capital Markets business, the Company added 429 employees and 22 offices on December 1, 2005. Except as noted in the following discussion of year-to-date and quarterly variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisition.

Nine months ended September 2006 as compared to nine months ended September 2005

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 208,661	64.8%	95%	$ 107,029	56.9%
Investment banking	51,177	15.9%	25%	41,104	21.9%
Asset management and service fees	42,297	13.1%	36%	31,042	16.5%
Interest	25,744	8.0%	107%	12,437	6.6%
Other	8,307	2.6%	2,745%	292	0.2%
Total Revenues	336,186	104.4%	75%	191,904	102.1%
Less: Interest expense	14,169	4.4%	265%	3,887	2.1%
Net Revenues	322,017	100.0%	71%	188,017	100.0%
Non-interest expenses:
Employee compensation and benefits	238,545	74.1%	91%	124,651	66.3%
Occupancy and equipment rental	22,547	7.0%	40%	16,065	8.6%
Communications and office supplies	19,428	6.0%	139%	8,129	4.3%
Commissions and floor brokerage	4,971	1.6%	79%	2,784	1.5%
Other operating expenses	22,529	7.0%	93%	11,670	6.2%
Total Non-interest expenses	308,020	95.7%	89%	163,299	86.9%
Income before income taxes	13,997	4.3%	-43%	24,718	13.1%
Provision for Income Taxes	5,799	1.8%	-41%	9,844	5.2%
Net Income	$8,198	2.5%	-45%	$ 14,874	7.9%

The Company recorded net income of $8.2 million, or $0.59 per diluted share on net revenues of $322.0 million for the nine months ended September 30, 2006 compared to net income of $14.9 million, or $1.19 per diluted share, on net revenues of $188.0 million for the same period one year earlier.

Investment banking revenues increased 25% to $51.2 million due principally to an increase of $23.4 million in corporate finance advisory fees offset by a decrease in corporate finance underwriting fee revenue resulting from a decreased banking calendar for lead or co-managed offerings (See Results of Operations for Equity Capital Markets).

Asset management and service fees increased 36% to $42.3 million primarily as a result of the increase in value of assets under management and increased number of accounts (See Results of Operations for Private Client Group).

Other revenues increased $8.0 million principally as a result of an increase in net gains on investments, primarily from the gain recorded on the NYSE seat membership (See Note I of Notes to Condensed Consolidated Financial Statements).

Interest revenue increased 107% to $25.7 million as a result of increased revenue on fixed income inventory held for sale to clients, increased revenue from stock borrow activities and increased revenue on customer margin accounts which resulted from a 26% increase in the weighted average rates charged to those customers. Interest expense increased 265% as a result of increased costs to carry higher levels of firm inventory, interest on Stifel Financial Capital Trust II issued in August 2005, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 39% to 4.16% from 3.00% in the prior year.

Employee compensation and benefits, which represent 74% of the Company's net revenues, increased 91% to $238.5 million. Employee compensation and benefits was impacted by acquisition related charges of $32.3 million, principally stock based compensation. The remaining increase was attributed to the increase in variable compensation commensurate with the increase in revenues.

Three months ended September 2006 as compared to three months ended September 2005

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 70,041	63.8%	87%	$ 37,395	58.6%
Investment banking	19,672	17.9%	68%	11,707	18.3%
Asset management and service fees	14,560	13.2%	27%	11,445	17.9%
Interest	9,918	9.0%	112%	4,679	7.3%
Other	1,047	1.0%	502%	174	0.3%
Total Revenues	115,238	104.9%	76%	65,400	102.4%
Less: Interest expense	5,422	4.9%	252%	1,542	2.4%
Net Revenues	109,816	100.0%	72%	63,858	100.0%
Non-interest expenses:
Employee compensation and benefits	77,466	70.5%	83%	42,369	66.3%
Occupancy and equipment rental	7,785	7.1%	43%	5,443	8.5%
Communications and office supplies	6,532	6.0%	144%	2,677	4.2%
Commissions and floor brokerage	1,866	1.7%	97%	946	1.5%
Other operating expenses	6,926	6.3%	62%	4,274	6.7%
Total Non-interest expenses	100,575	91.6%	81%	55,709	87.2%
Income before income taxes	9,241	8.4%	13%	8,149	12.8%
Provision for Income Taxes	3,817	3.5%	17%	3,253	5.1%
Net Income	$ 5,424	4.9%	11%	$ 4,896	7.7%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative nine month discussion and the statements contained in that discussion also apply for the three month discussion.

The Company recorded net income of $5.4 million, or $0.39 per diluted share on record net revenues of $109.8 million for the three months ended September 30, 2006 compared to net income of $4.9 million, or $0.39 per diluted share, on net revenues of $63.9 million for the same period one year earlier.

Employee compensation and benefits, which represent 71% of the Company's net revenues, increased 83% to $77.5 million. Employee compensation and benefits was impacted by acquisition related charges of $7.1 million, principally stock based compensation. The remaining increase was attributed to the increase in variable compensation commensurate with the increase in revenues.

Core Earnings for the three and nine months ended September 2006

Net income for the three and nine months ended September 30, 2006 was impacted by acquisition related costs, primarily stock based compensation, of $7.3 million or $0.30 per diluted share and $33.4 million or $1.40 per diluted share respectively, associated with the acquisition of the LM Capital Markets business from Citigroup Inc.

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

	Three Months Ended		Nine Months Ended
	09/30/2006	09/30/2005	09/30/2006	09/30/2005
GAAP Net Income	$ 5,424	$ 4,896	$ 8,198	$ 14,874
Acquisition related revenues, net of tax	1		89	- -
Acquisition related charges, net of tax
Private placement compensation	- -	- -	5,676	- -
Acquisition related compensation	4,074	- -	13,139	- -
Other non-compensation charges	122	- -	621	- -
Core Earnings (1)	$ 9,621	$ 4,896	$ 27,723	$ 14,874
Earnings per Share:
GAAP Earnings Per Basic Share	$ 0.47	$ 0.50	$ 0.71	$ 1.52
Acquisition related charges	0.36	- -	1.70	- -
Core Earnings Per Basic Share	$ 0.83	$ 0.50	$ 2.41	$ 1.52
GAAP Earnings Per Diluted Share	$ 0.39	$ 0.39	$ 0.59	$ 1.19
Acquisition related charges	0.30	- -	1.40	- -
Core Earnings Per Diluted Share	$ 0.69	$ 0.39	$ 1.99	$ 1.19

(1) Core Earnings for the three and nine months ended September 30, 2006 were $9.6 million or $0.69 per diluted share and $27.7 million or $1.99 per diluted share, respectively. Included in the nine month, Core Earnings is $0.15 per diluted share for the unrealized gain resulting from the subsequent market adjustment to the shares of the NYSE Group resulting from the merger of the New York Stock Exchange and Archipelago Holdings Inc.

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

Results of Operations for Private Client Group - Nine Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 112,067	66.9%	13%	$ 98,991	67.5%
Investment banking	6,677	4.0%	-38%	10,773	7.3%
Asset management and service fees	42,250	25.2%	36%	31,021	21.1%
Interest	15,131	9.1%	49%	10,137	6.9%
Other	506	0.3%	198%	170	0.2%
Total Revenues	176,631	105.5%	17%	151,092	103.0%
Less: Interest expense	9,170	5.5%	108%	4,412	3.0%
Net Revenues	167,461	100.0%	14%	146,680	100.0%
Non-interest expenses:
Employee compensation and benefits	104,625	62.5%	18%	88,894	60.6%
Occupancy and equipment rental	10,102	6.0%	9%	9,241	6.3%
Communications and office supplies	5,544	3.3%	16%	4,795	3.3%
Commissions and floor brokerage	2,552	1.5%	31%	1,945	1.3%
Other operating expenses	7,763	4.7%	23%	6,322	4.3%
Total Non-interest expenses	130,586	78.0%	17%	111,197	75.8%
Income before income taxes	$ 36,875	22.0%	4%	$ 35,483	24.2%

	September 30, 2006	September 30, 2005
Branch Offices	100	90
Investment Executives	500	458
Independent Contractors	180	182

PCG net revenues increased 14% to $167.5 million, principally due to increased commissions and principal transactions and increased asset management and service fees offset by a decrease in investment banking. Commissions and principal transactions increased due to the increase in the number of branch offices and investment executives. Investment banking decreased due to decreased selling concession for lead or co-managed transactions (See Results of Operations for Equity Capital Markets). Asset management and service fees increased principally due to increased wrap fees, resulting from of an increase in the number and value of managed accounts which increased 37% and 52% respectively.

Assets Under Management	September 30, 2006	June 30, 2006	September 30, 2005	June 30, 2005
Value	$3,485,424,000	$3,322,806,000	$2,298,612,000	$1,597,656,000
Number of accounts	12,480	11,627	9,142	8,153

Interest revenues for the PCG increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations for the Company)

Non-interest expenses increased 17% to $130.6 million. Employee compensation and benefits increased 18% as a result of increased variable compensation which increased in conjunction with increased revenue production, and increased fixed compensation which increased due to the firm's continued expansion of the PCG. Employee compensation and benefits includes transition pay of $8.4 million and $6.9 million from 2006 and 2005, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts.

Occupancy and equipment rental increased 9% principally as a result of increased occupancy cost due to an increase in the number of branch offices.

Communication and office supplies increased 16% due to the increase in the number of branch offices.

Commission and floor brokerage increased 31% due to increased transactions and commission revenue.

Other operating expenses increased 23% to $7.8 million principally as a result of increased advertising and travel and promotion costs associated with the increase in branch offices.

As a result of the 14% increase in net revenues, income before income taxes for the Private Client Group increased 4% to $36.9 million.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 36,554	64.7%	5%	$ 34,721	67.7%
Investment banking	2,652	4.7%	-8%	2,880	5.6%
Asset management and service fees	14,553	25.8%	27%	11,438	22.3%
Interest	5,320	9.4%	37%	3,870	7.5%
Other	198	0.4%	78%	111	0.3%
Total Revenues	59,277	105.0%	12%	53,020	103.4%
Less: Interest expense	2,816	5.0%	60%	1,760	3.4%
Net Revenues	56,461	100.0%	10%	51,260	100.0%
Non-interest expenses:
Employee compensation and benefits	34,704	61.5%	12%	30,941	60.4%
Occupancy and equipment rental	3,562	6.3%	15%	3,108	6.1%
Communications and office supplies	1,901	3.4%	23%	1,545	3.0%
Commissions and floor brokerage	1,124	2.0%	67%	674	1.3%
Other operating expenses	2,420	4.2%	7%	2,268	4.4%
Total Non-interest expenses	43,711	77.4%	13%	38,536	75.2%
Income before income taxes	$ 12,750	22.6%	0%	$ 12,724	24.8%

PCG net revenues increased 10% to $56.5 million, principally due to increased commissions and principal transactions and increased asset management and service fees offset by a decrease in investment banking.

Non-interest expenses increased 13% to $43.7 million. Employee compensation and benefits increased 12% as a result of increased variable compensation which increased in conjunction with increased revenue production and increased fixed compensation which increased due to the firm's continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $3.1 million and $2.6 million from 2006 and 2005, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts.

Results of Operations for Equity Capital Markets - Nine Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 66,429	62.8%	1,082%	$ 5,619	21.4%
Investment banking	38,390	36.3%	86%	20,676	78.8%
Other	1,147	1.1%	326%	269	1.0%
Total Revenues	105,966	100.2%	299%	26,564	101.2%
Less: Interest expense	165	0.2%	-47%	312	1.2%
Net Revenues	105,801	100.0%	303%	26,252	100.0%
Non-interest expenses:
Employee compensation and benefits	59,862	56.6%	342%	13,531	51.5%
Occupancy and equipment rental	3,657	3.5%	365%	786	3.0%
Communications and office supplies	8,913	8.4%	583%	1,304	5.0%
Commissions and floor brokerage	2,049	1.9%	176%	743	2.8%
Other operating expenses	7,763	7.3%	420%	1,492	5.7%
Total Non-interest expenses	82,244	77.7%	361%	17,856	68.0%
Income before income taxes	$ 23,557	22.3%	181%	$ 8,396	32.0%

ECM net revenues increased 303% to $105.8 million, principally due to increased commissions and principal transactions and increased investment banking.

Investment banking revenue increased 86% to $38.4 million due principally to increased advisory fees of $23.2 million offset by decreased underwriting fee revenue of $5.5 million resulting from decreased banking calendars for lead or co-managed offerings. As a result of the 303% increase in net revenues and the leverage in increased production, income before income taxes increased 181% to $23.6 million.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 22,074	60.2%	1,255%	$ 1,629	19.7%
Investment banking	14,313	39.0%	114%	6,684	80.7%
Other	340	0.9%	750%	40	0.4%
Total Revenues	36,727	100.1%	340%	8,353	100.8%
Less: Interest expense	35	0.1%	-49%	69	0.8%
Net Revenues	36,692	100.0%	343%	8,284	100.0%
Non-interest expenses:
Employee compensation and benefits	20,898	57.0%	362%	4,528	54.7%
Occupancy and equipment rental	1,285	3.5%	357%	281	3.4%
Communications and office supplies	3,219	8.8%	638%	436	5.3%
Commissions and floor brokerage	662	1.8%	164%	251	3.0%
Other operating expenses	2,505	6.8%	464%	444	5.3%
Total Non-interest expenses	28,569	77.9%	381%	5,940	71.7%
Income before income taxes	$ 8,123	22.1%	247%	$ 2,344	28.3%

ECM net revenues increased 343% to $36.7 million, principally due to increased commissions and principal transactions and increased investment banking. Investment banking revenue increased principally due to increased advisory fees of $7.4 million.

As a result of the 343% increase in net revenues and the leverage in increased production, income before income taxes increased 247% to $8.1 million.

Results of Operations for Fixed Income Capital Markets - Nine Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 30,164	83.9%	465%	$ 5,335	45.7%
Investment banking	6,110	17.0%	-9%	6,715	57.5%
Interest	12,910	36.0%	2,264%	546	4.7%
Other	3	0%	-82%	17	0.1%
Total Revenues	49,187	136.9%	290%	12,613	108.0%
Less: Interest expense	13,253	36.9%	1,319%	934	8.0%
Net Revenues	35,934	100.0%	208%	11,679	100.0%
Non-interest expenses:
Employee compensation and benefits	22,525	62.7%	205%	7,389	63.3%
Occupancy and equipment rental	1,734	4.8%	207%	565	4.8%
Communications and office supplies	2,534	7.1%	300%	634	5.4%
Commissions and floor brokerage	370	1.0%	285%	96	0.8%
Other operating expenses	2,896	8.0%	81%	1,604	13.8%
Total Non-interest expenses	30,059	83.6%	192%	10,288	88.1%
Income before income taxes	$ 5,875	16.4%	322%	$ 1,391	11.9%

Net revenues for the first nine months of 2006 increased 208% to $35.9 million from the same time period last year principally due to an increase in commissions and principal transactions offset by a decrease in investment banking. Investment banking revenues decreased as a result of decreased municipal refinancings resulting from increased interest rates.

As a result of the 208% increase in net revenue and the leverage in increased production, income before income taxes increased 322% to $5.9 million.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	September-06			September-05
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 11,412	82.5%	851%	$1,200	40.1%
Investment banking	2,707	19.6%	37%	1,977	66.2%
Interest	5,860	42.4%	2,787%	203	6.8%
Other	1	0.0%	-86%	7	0.2%
Total Revenues	19,980	144.5%	490%	3,387	113.3%
Less: Interest expense	6,151	44.5%	1,449%	397	13.3%
Net Revenues	13,829	100.0%	363%	2,990	100.0%
Non-interest expenses:
Employee compensation and benefits	8,320	60.2%	302%	2,069	69.2%
Occupancy and equipment rental	600	4.3%	257%	168	5.6%
Communications and office supplies	870	6.3%	252%	247	8.3%
Commissions and floor brokerage	79	0.6%	295%	20	0.7%
Other operating expenses	833	6.0%	60%	522	17.4%
Total Non-interest expenses	10,702	77.4%	254%	3,026	101.2%
Income before income taxes	$ 3,127	22.6%	n/a	$ (36)	-1.2%

Net revenues for the third quarter of 2006 increased 363% to $13.8 million from the same time period last year principally due to an increase in commissions and principal transactions and investment banking. Investment banking revenues increased due to increased underwriting fees of $918,000 offset by a decrease in advisory fees of $129,000.

Results of Operations for Other Segment - Nine Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	September-06		September-05
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 12,821	276%	$ 3,406
Non-interest expenses:
Employee compensation and benefits	51,534	247%	14,838
Other operating expenses	13,597	49%	9,120
Total Non-interest expenses	65,131	172%	23,958
Losses before income tax	$ (52,310)	n/a	$ (20,552)

Net revenues for the Other segment increased to $12.8 million principally as a result of an increase in gains on investments, primarily from the previously discussed $5.0 million gain on the NYSE membership seat. (See Note I of Notes to Condensed Consolidated Financial Statements).

Total Non-interest expenses increased due to the previously discussed acquisition charges, primarily stock-based compensation, of $33.4 million related to the acquisition charges of the LM Capital Markets business. (See Note G of Notes to Condensed Consolidated Financial Statements).

Results of Operations for Other Segment - Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	September-06		September-05
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 2,834	114%	$ 1,324
Non-interest expenses:
Employee compensation and benefits	13,545	180%	4,831
Other operating expenses	4,048	20%	3,376
Total Non-interest expenses	17,593	114%	8,207
Losses before income tax	$ (14,759)	n/a	$ (6,883)

Net revenues for the Other segment increased 114% to $2.8 million.

Total Non-interest expenses increased due to the previously discussed acquisition charges, primarily stock-based compensation, of $7.3 million related to the acquisition charges of the LM Capital Markets business. (See Note G of Notes to Condensed Consolidated Financial Statements).

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

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $16.7 million for the nine months ended September 30, 2006.

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

In the first nine months of 2006, the Company purchased $5.1 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first nine months of 2006, the Company repurchased 343,382 shares of its common stock, at an average price of $32.29 per share. The Company reissued 48,264 shares of common stock and issued 1,608,666 new shares for its employee benefit plans in the first nine months of 2006.

On October 30, 2006, the Company announced it had entered into a letter of intent to acquire the private client business of Miller Johnson Steichen Kinnard, Inc (MJSK). The Company will acquire certain assets related to the private client business of MJSK for cash. The transaction is expected to close in the fourth quarter of this year.

Stifel, Nicolaus & Company, Incorporated ("SN & Co."), the Company's principal broker-dealer subsidiary, and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At September 30, 2006, SN & Co. had net capital of $119.1 million, which was 40.30% of its aggregate debit items, and $113.2 million in excess of the minimum required net capital and CSA had net capital of $2.6 million, which was $2.4 million in excess of minimum required net capital. SN & Co. and CSA may not be able to pay cash dividends from its equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

The Company's international subsidiary, Stifel Nicolaus Limited, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The FSA also has the power to set minimum capital requirements, which Stifel Nicolaus Limited has met.

The Company receives a tax benefit for the conversion of stock based awards utilized to reduce the Company's income tax liability. The benefit is derived from the difference in the market value on the date the awards are converted and the share value on the date the awards were granted. For the first nine months of 2006, the Company recorded $10.3 million in income tax benefits.

Management believes the funds from operations, available informal short-term credit arrangements, and its ability to raise additional capital will provide sufficient resources to meet the present and anticipated financing needs for continued growth.

Recent Accounting Pronouncements

See the Recent Accounting Pronouncements section of Note A. Reporting Policies of the Condensed Consolidated Financial Statements of this filing for discussion of recent accounting pronouncements.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year-end December 31, 2005. As of September 30, 2006, the Company's contractual obligations have not materially changed from December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended September 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the third quarter ended September 30, 2006:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2006 - July 31, 2006	60,400	$32.88	60,400	1,945,077
August 1, 2006 - August 31, 2006	136,970	$31.38	136,970	1,808,107
September 1, 2006 - September 30, 2006	72,378	$31.99	70,600	1,737,507

Total	269,748	$31.88	267,970

(1) The total number of shares purchased includes 1,778 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

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

STIFEL FINANCIAL CORP. (Registrant)
Date: November 14, 2006	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 14, 2006	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.