Form 10-K/A
period 2005-12-31
STIFEL FINANCIAL CORP
filed 2007-01-26
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit Index located on pages 40 and 41.

STIFEL FINACIAL CORP.

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2005

Explanatory Note

Stifel Financial Corp. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005 in order to correct an error in Part II. Item 8, specifically, the unaudited pro forma financial data contained in the Notes to Consolidated Financial Statements, Note T - Acquisition, and amend the exhibits to Part IV. Item 15(a)(3) to the Annual Report on Form 10-K originally filed with the United States Securities and Exchange Commission on March 16, 2006. In Part II Item 8, the Company has restated Note T - Acquisition of the Notes to Consolidated Financial Statements changing unaudited pro forma net income for the year ended December 31, 2005, from $15,581,000 to $13,147,000, and unaudited pro forma diluted earnings per share, from $1.01 to $0.85. The error had no effect on SFC's consolidated statement of financial condition as of December 31, 2005 and 2004, or its consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2005. In Part IV Item 15(a)(3), the Company has added three employment agreements and updated the certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. With the exception of the foregoing, no other information in the Form 10-K is being supplemented, updated or amended. This Form 10-K/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in Item 8 has been adjusted solely to correct the unaudited pro forma financial data contained in the Notes to Consolidated Financial Statements, Note T - Acquisition contained in this item. These disclosures do not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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

NOTE G - Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2004	$ 454	$ 1,676	$ 1,180	$ 3,310
Goodwill acquired	- -	- -	- -	- -
Impairment losses	- -	- -	- -	- -
Balance at December 31, 2005	454	1,676	1,180	3,310

Intangible Assets
Balance at December 31, 2004	326	- -	- -	326
Intangible assets acquired	385	8,232	1,887	10,504
Amortization of intangible assets	(145)	(146)	- -	(291)
Impairment losses	- -	- -	- -	- -
Balance at December 31, 2005	566	8,086	1,887	10,539

Total Goodwill and intangible assets	$ 1,020	$ 9,762	$ 3,067	$ 13,849

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

NOTE T - Acquisition (Restated)

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

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE T -- Acquisition (Restated) (continued)

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1 of each year.

Years Ended	December 31, 2005	December 31, 2004
Total revenues	$460,260	$494,513
Net income	$ 13,147	$ 30,069
Diluted earnings per share	$0.85	$2.07
Diluted weighted average shares outstanding	15,446	14,538

The above pro forma net income and diluted earnings per share for the year ended December 31, 2005 has been revised from the originally filed Form 10-K in order to correct an error. The pro forma net income and diluted earnings per share in the originally filed Form 10-K were$15,581 and $1.01, respectively.

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

The intangible assets of $9,434 were assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $7,547 and $1,887, respectively. The total amount of intangible assets of $9,434 are expected to be deductible for tax purposes.

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

(1) Fourth quarter results include $3.3 million in acquisition charges related to the LM Capital Markets acquisition.

(2) First quarter results include a $1.0 million tax benefit resulting from the settlement of a state tax matter covering a number of years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the period covered by this report on Form 10-K/A, we carried out an evaluation under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. The Report of Management, including internal control over financial reporting, is on page 33 of this annual report on Form 10-K/A.

On January 26, 2007, the company amended its 2005 Annual Report on Form 10-K filed March 15, 2006 to restate certain of the unaudited pro-forma financial data contained in Note T of the Notes to Consolidated Financial Statements. Management believes the restatement is immaterial for the following reasons:

    The restatement corrects an error in the footnote disclosure of unaudited pro forma financial data for combined operations which do not purport to be indicative of the results which actually would have occurred;

    The correction has no effect on the Company's Consolidated Statement of Financial Condition as of December 31, 2005 and 2004, or its Consolidated Statements of Operations, Stockholders Equity, and Cash Flows for each of the three years ended December 31, 2005, and

    It is not probable that the judgment of a reasonable person relying upon the 2005 Annual Report on Form 10-K would have been changed by the correction of certain of the unaudited pro-forma financial data in the footnote.

Accordingly, management believes there is no material weakness in internal control and has not changed its conclusion that the company's internal controls over financial reporting are designed and operating effectively as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 3 of this annual report on Form 10-K/A.

There have been no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date the controls were evaluated.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in their report, appearing on page 34, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 26th day of January 2007.

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

	(b)	Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.
	(c)	Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999. *
	(d)(1)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*
(d)(2)

Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1998. *

	(e)	1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Appendix B of Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders filed April 5, 2004. *
(f)

Equity Incentive Plan for Non-Employee Directors of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

(g)(1)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

(g)(2)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

	(h)	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *
	(i)(1)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *
	(i)(2)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Financial's Proxy Statement for the special meeting of stockholders filed September 28, 2005.
(j)

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(k)

Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998, incorporated herein by reference to Exhibit 10.(t) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(l)

Amended and Restated Promissory Note dated December 21, 1998, from Ronald J. Kruszewski payable to Financial, incorporated herein by reference to Exhibit 10.(u) to Financial's Annual Report on Form 10-K / A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2001, filed on April 9, 2002. *

(m)(1)

Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

(m)(2)

Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

(m)(3)

Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated dated June 11, 2001, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

	(n)	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *
(o)(1)

Acquisition agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10 to Financial's quarterly report on Form 10-Q/A No. 1 (File No. 1-9305) for the quarterly period ended September 30, 2005.

(o)(2)

Amendment No.1 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2005.*

(o)(3)

Amendment No.2 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(3) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2005.

	(p)	Employment Agreement with Richard Himelfarb dated September 6, 2005, filed herewith. *
	(q)	Employment Agreement with Thomas Mulroy dated September 7, 2005, filed herewith. *
	(r)	Employment Agreement with Joseph Sullivan dated September 6, 2005, filed herewith. *
21.		List of Subsidiaries of Stifel Financial Corp., incorporated herein by reference to Exhibit 21. to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2005.
23.		Consent of Independent Registered Public Accounting Firm, filed herewith.
31(i).1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, filed herewith.
31(i).2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, filed herewith.
32.

Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 31.(i).2 to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2005. This exhibit is furnished to the SEC.

* Management contract or compensatory plan or arrangement.