Form 10-Q/A
period 2006-06-30
STIFEL FINANCIAL CORP
filed 2007-01-26
CIK 720672

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

Stifel Financial Corp.
Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Period Ended June 30, 2006

Explanatory Note

Stifel Financial Corp. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2006 ("Form 10-Q/A") in order to correct an error in Part I. Item 1, specifically, the pro forma financial data contained in the Notes to Consolidated Financial Statements, Note G - Acquisition, and amend the exhibits to Part II. Item 6 to the Quarterly Report on Form 10-Q originally filed with the United States Securities and Exchange Commission on August 9, 2006 (the "Original Filing"). In Part I Item 1, the Company has restated Note G - Acquisition of the Notes to Condensed Consolidated Financial Statements (Unaudited) changing pro forma net income for the three months ended June 30, 2005, from $7,121,493 to $4,086,884, and pro forma diluted earnings per share, from $0.53 to $0.30 and changing pro forma net income for the six months ended June 30, 2005, from $14,014,412 to $8,458,769, and unaudited pro forma diluted earnings per share, from $1.02 to $0.62. The error had no effect on Company's condensed consolidated statements of financial condition as of June 30, 2006 (Unaudited) and December 31, 2005, its condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, or its condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. In Part II Item 6, the Company has a updated the certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. With the exception of the foregoing, no other information in this Form 10-Q/A is being supplemented, updated or amended. This Form 10-Q/A amends and restates only Items 1 and 4 of Part I and Item 6 of Part II of the Form 10-Q. The other Items are not being amended and therefore have been omitted from this Form 10-Q/A. This Form 10-Q/A does not purport to provide a general update or discussion of any other developments subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- June 30, 2006 (Unaudited) and December 31, 2005	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 15
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 6. Exhibits	17
Signatures	18

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

In the first half of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $292,363, which caused net income to decrease by $145,597 and basic and diluted earnings per share to decrease by $0.01 per share. Additionally, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $10,157,985 for the six months ended June 30, 2006 related to excess tax benefits from stock-based awards.

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

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Total revenues	$113,886,075	$243,717,930
Net income	$ 4,086,884	$ 8,458,769
Diluted earnings per share	$0.30	$0.62
Diluted weighted average shares outstanding	13,553,000	13,705,720

The above pro forma net income and diluted earnings per share for the three and six months ended June 30, 2005 has been revised from the originally filed Form 10-Q in order to correct an error. The three months ended pro forma net income and diluted earnings per share in the originally filed Form 10-Q were $7,121,493 and $0.53, respectively and the six months ended pro forma net income and diluted earnings per share in the originally filed Form 10-Q were $14,014,412 and $1.02, respectively.

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

On January 26, 2007, the company amended its June 30, 2006 Quarterly Report on Form 10-Q, originally filed with the United States Securities and Exchange Commission on August 9, 2006, to restate certain of the unaudited pro-forma financial data contained in Note G of the Notes to Condensed Consolidated Financial Statements. Management believes the restatement is immaterial for the following reasons:

    The restatement corrects an error in the footnote disclosure of pro forma financial data for combined operations which do not purport to be indicative of the results which actually would have occurred;

    The correction has no effect on the Company's Condensed Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005, its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005, or its Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005,and

    It is not probable that the judgment of a reasonable person relying upon the Quarterly Report on Form 10-Q would have been changed by the correction of certain of the unaudited pro-forma financial data in the footnote.

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

STIFEL FINANCIAL CORP. (Registrant)
Date: January 26, 2007	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: January 26, 2007	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.