Form 10-K
period 2006-12-31
STIFEL FINANCIAL CORP
filed 2007-03-16
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2006 (the last business day of the Registrant's second fiscal quarter), was approximately $386.0 million, based on the closing sale price of the Common Stock on the New York Stock Exchange on that date.

Shares of Common Stock outstanding at February 28, 2007: 14,917,527 shares, par value $.15 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Stockholders to be held June 20, 2007, are incorporated by reference in Part III hereof. Exhibit Index located on pages 93 thru 95.

TABLE OF CONTENTS
PART I
ITEM I. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

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
  Our ability to integrate acquired businesses, including the Ryan Beck & Co., Inc. ("Ryan Beck") business acquired on February 28, 2007;
  Our ability to close on and integrate the recently announced acquisition of First Service Financial Company("First Service");
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

PART I

ITEM 1. BUSINESS

Stifel Financial Corp. ("Financial" or the "Company"), a Delaware corporation and a holding company for Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Ryan Beck and other subsidiaries, was organized in 1983. Stifel Nicolaus is the successor to a partnership founded in 1890. Ryan Beck was founded in 1946. Unless the context requires otherwise, the term "Company" as used herein means Stifel Financial Corp. and its subsidiaries.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck from BankAtlantic Bancorp, Inc. Ryan Beck will continue to operate as a free standing subsidiary of the Company until after all existing branches are converted to Stifel Nicolaus. Ryan Beck is headquartered in Florham Park, New Jersey and currently employs 929 employees, including 395 investment executives, in 33 private client branch offices throughout the Mid-Atlantic Region.

On November 20, 2006, the Company and its wholly-owned subsidiary, FSFC Acquisition Co., entered into an Agreement and Plan of Merger with First Service, pursuant to which the Company will acquire First Service and its wholly-owned bank subsidiary, FirstService Bank by means of the merger of FSFC Acquisition Co. with and into First Service. The boards of directors of the Company and First Service have each approved the Agreement and Plan of Merger. Consummation of the merger is subject to a number of customary conditions, including the receipt of all required regulatory approvals and approval of the First Service shareholders. The Company is seeking approval from the Federal Reserve to become a bank holding company and a financial holding company subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. The merger is anticipated to close in the second quarter of 2007.

On December 5, 2006, the Company closed on the acquisition of the private client business and purchased certain assets and assumed certain lease obligations of Miller Johnson Steichen and Kinnard ("MJSK"), a privately held broker dealer. Upon closing, eighty-four former employees of MJSK became employees of the Company.

The Company offers securities-related financial services through its wholly-owned operating subsidiaries, Stifel Nicolaus, Ryan Beck, Century Securities Associates, Inc. ("CSA"), and Stifel Nicolaus Limited ("SN Ltd"). These subsidiaries provide brokerage, trading, investment banking, investment advisory, and related financial services primarily to customers throughout the United States and Europe. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions.

Business Segments

The Company's business has four segments: Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. Financial information for each of the three years ended December 31, 2006, 2005, and 2004 is included in the consolidated financial statements and notes thereto (see Note Q of Notes to Consolidated Financial Statements). Such information is hereby incorporated by reference.

Narrative description of business

As of March 1, 2007, the Company employed 2,809 individuals, including 929 employees from Ryan Beck. In addition, 186 investment executives were affiliated with CSA as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 379,000 client accounts, including 158,000 Ryan Beck accounts. No single client accounts for a material percentage of any segment of the Company's business.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to its private clients through the Stifel Nicolaus and Ryan Beck branch systems and its independent contractor firm, CSA. Management has made significant investments in personnel, technology, and market data platforms to grow the private client group over the past five years. At March 1, 2007, the Private Client Group employed 1,726 individuals of which 1,050 were employed by Stifel Nicolaus and 676 by Ryan Beck, including 564 Stifel Nicolaus investment executives, 395 Ryan Beck investment executives, and 186 CSA independent contractors.

Stifel Nicolaus and Ryan Beck Private Client

Stifel Nicolaus and Ryan Beck had 147 private client branches located in 28 states, primarily in the Midwest and Mid-Atlantic region. Its 959 investment executives provide a broad range of services and financial products to their clients. While an increasing number of clients are electing asset-based fee alternatives to the traditional commission schedule, in most cases Stifel Nicolaus and Ryan beck charge commissions on both stock exchange and over-the-counter transactions, in accordance with their commission schedule. In certain cases, varying discounts from the schedule are granted. In addition, both distribute equity securities, through public offerings and secondary markets, and taxable and tax-exempt fixed income products to their private clients, including municipal, corporate, government agency and mortgage-backed securities, preferred stock, and unit investment trusts. In addition, both distribute insurance and annuity products and investment company shares. Stifel Nicolaus and Ryan Beck have dealer-sales agreements with numerous distributors of investment company shares. These agreements generally provide for dealer discounts ranging up to 5.75% of the purchase price, depending upon the size of the transaction.

CSA Private Client

CSA had affiliations with 186 independent contractors in 145 branch offices in 32 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

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

EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes corporate finance, research, syndicate, over-the-counter equity trading, and institutional sales and trading. At March 1, 2007, the Equity Capital Markets segment employed 430 individuals, including 74 from Ryan Beck.

Corporate Finance

The corporate finance group consisted of 141 professionals and support associates; 108 Stifel Nicolaus and 33 Ryan Beck.  Our corporate finance activities include public offerings and private placements of debt and equity securities and the provision of financial advisory services principally with respect to merger and acquisition transactions.  The corporate finance group principally focuses on mid-sized companies as well as on larger companies in targeted industry sectors which include Real Estate, Financial Services, Healthcare, Government and IT Services, Telecommunications, Transportation and Energy, Business & Consumer Services, and Education.

Research

The research department consisted of 149 analysts and support associates, including 32 from Ryan Beck, who publish research on 710 companies. Proprietary research reports are provided to private and institutional clients at no charge and are supplemented by research purchased from outside vendors.

Syndicate

The syndicate department, which consisted of nine professionals and support associates including one from Ryan Beck, coordinates the marketing, distribution, pricing, and stabilization of the Company's lead and co-managed underwritings. In addition, the syndicate department coordinates the firm's syndicate and selling group activities managed by other investment banking firms.

Equity Trading

The Company trades as principal and agent in the over-the-counter market. The over-the-counter equity trading group, which consisted of 42 professionals and support associates, including four from Ryan Beck, acts as both principal and agent to facilitate the execution of customers' orders. The Company makes a market in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. At March 1, 2007, Stifel Nicolaus made a market in 761 equity issues in the over-the-counter market. The Company does not engage in a significant amount of trading for its own account.

Institutional Sales and Trading

The institutional equity sales and trading group consisted of 89 professionals and support associates, including four from Ryan Beck, who provide equity products to its institutional accounts in both the primary and secondary markets. Included in Institutional Sales and Trading is SN Ltd, an international subsidiary of the Company. At March 1, 2007, the institutional equity sales and trading department maintains relationships with approximately 1,058 institutional accounts.

FIXED INCOME CAPITAL MARKETS

The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. At March 1, 2007, the Fixed Income Capital Markets segment employed 234 individuals; 181 Stifel Nicolaus, and 53 Ryan Beck.

Public Finance

Public finance consisted of 44 professionals and support associates. Stifel Nicolaus acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings managed by other firms.

Institutional Sales and Competitive Underwriting and Trading

Institutional sales consisted of 190 professionals and support associates, including 53 from Ryan Beck, and are comprised of taxable and tax-exempt sales departments. Stifel Nicolaus and Ryan Beck buy both tax-exempt and taxable products, primarily municipal, corporate, government agency, and mortgage-backed securities for their own account, maintain an inventory of these products, and resell from that inventory to their institutional accounts. The institutional fixed income sales group maintained relationships with approximately 6,812 accounts at March 1, 2007.

OTHER SEGMENT

In addition to its Private Client Group segment and Capital Markets segments, Stifel Nicolaus clears transactions for another non-affiliated independent introducing broker-dealer. Revenues and costs associated with clearing these transactions are included in the Other segment. The Company also includes unallocated interest expense, interest income from stock borrow activities, and interest income and gains and losses on investments held in the Other segment revenue. The Company includes in the Other segment the unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the Legg Mason Capital Markets business ("LM Capital Markets") acquisition; and general administration. At March 1, 2007, the Company employed 419 persons in this segment; 293 Stifel Nicolaus, and 126 Ryan Beck.

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

Management relies on the expertise acquired in its market area over its 116-year history, its personnel, and its equity capital to operate in the competitive environment.

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

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs conduct regular examinations of the broker-dealer subsidiaries of the Company and also initiate targeted and other specific inquiries from time to time, which generally include the investigation of issues involving substantial portions of the securities industry. The SEC and the SROs may determine to take no formal action in certain matters. The SEC and the SROs may conduct administrative proceedings, which can result in censures, fines, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) the implementation of an internal control structure and procedures for financial reporting; (3) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company and their assessment of the company's internal controls over financial reporting; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; (6) increased work by the company's independent auditors to audit management's assessment of internal controls over financial reporting; and (7) new and increased civil and criminal penalties for violations of the securities laws. Compliance with these aspects of the Sarbanes-Oxley Act, particularly Section 404, has increased our costs.

As broker-dealers, Stifel Nicolaus, Ryan Beck, and CSA are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC, which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel Nicolaus computes its net capital under the alternative method. CSA and Ryan Beck compute their net capital under the aggregate indebtedness method.

Under SEC rules, a broker-dealer may be prohibited from expanding its business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as the NYSE and NASD, including censures, fines, suspension, or expulsion. Stifel Nicolaus had net capital of approximately $134.4 million at December 31, 2006, which was approximately 43.3% of aggregate debit balances and approximately $128.2 million in excess of required net capital. CSA had net capital of approximately $3.0 million at December 31, 2006, which was approximately $2.9 million in excess of the required net capital. Ryan Beck had net capital of approximately $23.0 million at December 31, 2006, which was approximately $22.0 million in excess of required net capital.

The Company's international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2006 SN Ltd's capital and reserves was $8.4 million which was $3.7 million in excess of the financial resources requirement under the rules of the FSA.

AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports, proxy statements and other information with the SEC.

The Company's website is http://www.stifel.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on the Company's website are the Company's Executive Committee charter, Audit/Finance Committee charter, Compensation Committee charter, and Nominating/Corporate Governance Committee charter. Copies of the Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics governing our directors, officers, and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "Investor Relations" and are available in print upon request of any stockholder to the Chief Financial Officer or may be requested on the Company's website. Within the time period required by the SEC and the NYSE, the Company will post on its website any modifications to any of the available documents. The Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102, telephone: (314) 342-2000.

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

ITEM 1A - RISK FACTORS

Economic conditions and instability in the U.S. securities markets, including trading volumes and price levels of securities, could adversely affect our business

As a brokerage and investment banking firm, our business depends heavily on conditions in the financial markets and on economic conditions generally, both domestic and abroad. Many factors outside our control may directly affect the securities business, in many cases in an adverse manner. These include but are not necessarily limited to:

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
  As a market maker, we may own large positions in specific securities. These undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, a sizable portion of our inventory is comprised of fixed income securities, which are sensitive to interest rates. As interest rates rise or fall, there is a corresponding increase or decrease in the value of our assets; and
  The value of the securities we hold as investments acquired directly through our subsidiaries may decline. In particular, those investments in venture capital and start-up type companies, which by their nature are subject to a high degree of volatility, may be susceptible to significant fluctuations.

To the extent our clients, or counterparties in transactions with us, are more likely to suffer financial setbacks in a volatile stock market environment, our risk of loss during these periods would increase.

We expect to increasingly commit our own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of our positions, resulting in reduced revenues.

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

Our people are our most valuable asset. Our ability to develop and retain our client base and to obtain investment banking and advisory engagements depends upon the reputation, judgment, business generation capabilities and project execution skills of highly skilled and often highly specialized employees, including our executive officers. The unexpected loss of services of any of these key employees and executive officers, or the inability to recruit and retain highly qualified personnel in the future, could have an adverse effect on our business and results of operations.

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

Competition for personnel within the financial services industry is intense. The cost of retaining skilled professionals in the financial services industry has escalated considerably, as competition for these professionals has intensified. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in an employee's decision to leave us. As competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the amortization costs incurred by us in connection with the upfront loans we offer to investment executives.

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

We may recruit securities professionals, make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business and may strain our resources.

Our growth strategies include the recruitment of securities professionals and future acquisitions or joint ventures with other businesses. Any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base has and will continue to strain our management and administrative resources. Costs or difficulties relating to such transactions, including integration of products, employees, technology systems, accounting systems and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. We cannot assure investors that we will be able to manage or continue to manage our recent or future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition, and operating results. After we announce or complete an acquisition or joint venture, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

To the extent we pursue increased expansion to different geographic markets or grow generally through additional strategic acquisitions, we cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and involve firms located in regions of the U.S. where we do not currently operate, or internationally. To acquire and integrate a separate organization would divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may need to borrow money to finance acquisitions, which would increase our leverage. Such funds might not be available on terms as favorable to us as our current borrowing terms or at all.

We may not realize the expected benefits of our acquisitions.

We may be unable to take advantage of the opportunities we expect to obtain in the acquisitions of Ryan Beck and Legg Mason, including strengthening of our existing private client, equity capital markets, fixed income capital markets and investment banking businesses and the addition of senior personnel and managers from both firms. Additionally, Ryan Beck and the businesses we acquired from Legg Mason are also subject to many, if not all, of the same risks faced by our business described herein. Further, Ryan Beck was acquired in the first quarter of 2007, and the historical data relating to Ryan Beck is not indicative of the results of operations that would have been achieved had the acquisition of Ryan Beck been effected as of an earlier date, or that will be achieved in the future.

The success of our acquisition depends on our ability to retain key personnel from Ryan Beck and Legg Mason. Our business is a service business that depends heavily on highly skilled personnel and the relationship they form with clients.

Like our core business, Ryan Beck and the Legg Mason businesses are service businesses that rely heavily upon highly skilled and highly specialized employees. There is no assurance that all of such employees will remain with Stifel for the long term. As mentioned above, investment executives typically take their clients with them when they leave to work for a competitor of ours. If any of these key employees or other senior management personnel of Ryan Beck or Legg Mason determine that they do not wish to remain with Stifel, it could have an adverse effect on the prospects for our combined business and results of operations in the future.

We may not realize the expected benefits of our acquisition of First Service Financial Company.

We may be unable to take advantage of the opportunities we expect to obtain in the acquisition of First Service Financial Company and its wholly-owned subsidiary, First Service Bank. Our success as a bank holding company and a financial holding company will depend on our ability to comply with extensive regulations and maintain proper levels of capitalization required under the Federal Reserve Act. As stated previously, we rely exclusively on financing activities of our subsidiaries to implement our growth strategies. We cannot assure investors that our internal sources of liquidity will prove sufficient, or if they prove insufficient, that we will be able to successfully obtain outside financing on favorable terms, or at all.

We may not successfully integrate our recent acquisitions into our existing business.

Since December 2005, we have undertaken four significant acquisitions: LM Capital Markets (2005), MJSK (2006) Ryan Beck (first quarter of 2007), and First Service Financial Company (anticipated second quarter 2007). Business combinations of this sort involve the integration of multiple companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies' operations include, among other things:

  assimilating and retaining employees with diverse business backgrounds, including key senior management members;
  retaining key customer accounts;
  coordinating regulatory oversight of brokers;
  the necessity of coordinating geographically disparate organizations, systems and facilities;
  consolidating corporate and administrative functions;
  limiting the diversion of management resources necessary to facilitate the integration;
  implementing compatible information and communication systems, as well as common operating procedures;
  creating compatible financial controls and comparable human resource management practices;
  expenses of any undisclosed or potential legal liabilities; and
  preserving the important contractual and other relationships of each company.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company's business and the loss of key personnel. The diversion of management's attention, any delays or difficulties encountered in connection with the business combination and the integration of the companies' operations or the costs associated with these activities could harm the business, results of operations, financial condition or prospects of the combined company.

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

We compete directly with national full-service broker-dealers, investment banking firms, and commercial banks and, to a lesser extent, with discount brokers and dealers and investment advisors. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others.

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

We have experienced significant pricing pressure in areas of our business, which may impair our revenues and profitability.

 In recent years, our business has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

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

Our operations and infrastructure and those of the service providers upon which we rely may malfunction or fail.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We have outsourced certain aspects of our technology infrastructure, including trade processing, data centers, disaster recovery systems, and wide area networks, as well as market data servers, which constantly broadcast news, quotes, analytics, and other important information to the desktop computers of our investment executives. We contract with other vendors to produce, batch, and mail our confirmations and customer reports. We are dependent on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions with these providers will not occur.

We also face the risk of operational failure or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

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

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require broker-dealers to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD, the NYSE, and other regulatory bodies, and ultimately may require its liquidation. These rules affect Stifel Nicolaus, Ryan Beck and CSA. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of FSA in the United Kingdom. The FSA also has the power to set minimum capital requirements, which SN Ltd has met.

Our underwriting and market making activities may place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market maker, we may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.

We are subject to increasing governmental and organizational regulation.

Our business and the securities industry generally, is subject to extensive regulation at both the federal and state levels. In addition, SROs, such as the NYSE and the NASD, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping, and the conduct of principals and employees. The extensive regulatory framework applicable to broker-dealers, the purpose of which is to protect investors and the integrity of the securities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our security holders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules, or regulations of any SRO, state, or federal regulatory authority could result in a fine, injunction, suspension, or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules, and regulations or the adoption of new statutes, rules, and regulations (such as the Sarbanes-Oxley Act of 2002) could require us to alter our methods of operation at costs which could be substantial. In addition, our ability to comply with laws, rules, and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements. Moreover, our independent contractor subsidiaries, CSA and SN Ltd, give rise to a higher risk of noncompliance because of the nature of the independent contractor relationships involved.

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

Our stock price has been volatile, in part due to recent acquisitions we have made, and it may continue to be volatile in the future.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

  the success or failure of our recent acquisitions, our operating strategies and our perceived prospects, those of our acquired companies and those of the financial services industry in general;
  actual or anticipated fluctuations in our financial condition or results of operations;
  failure to meet the expectations of securities analysts;
  a decline in the stock prices of peer companies;
  a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size; and
  realization of any of the other risks described in this section.

Declines in the price of our common stock may adversely affect our ability to recruit and retain key employees, including our managing directors and other key professional employees and those who have joined us from companies we recently acquired. In addition we may not be able to access the capital markets or use our stock effectively in connection with future acquisition.

Your interest in our firm may be diluted if we issue additional shares of common stock as a result of the Ryan Beck acquisition, or future offerings or acquisitions where we use our stock.

We have filed a preliminary proxy statement seeking stockholder approval to issue additional shares of our common stock in connection with our acquisition of Ryan Beck. In addition, we are requesting ability to issue equity awards as retention to individuals who were employees of Ryan Beck as of the date of our acquisition of that company. We anticipate receiving approval of both of these items. If we issue additional shares of common stock as a result of approval of those items, or otherwise issue stock in connection with future acquisitions or as a result of a financing, investors ownership interest in our company will be diluted.

Misconduct by our employees or by the employees of our business partners could harm us and is difficult to detect and prevent.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with whom we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with whom we do business.

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

The business operations that we conduct outside of the United States subject us to unique risks.

To the extent we conduct business outside the United States, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where we conduct business and currency fluctuations. If we are unable to manage these risks effectively, our reputation and results of operations could be harmed.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters and operations, and CSA's headquarters are located in 96,000 square feet of leased office space in St. Louis. Ryan Beck's headquarters are located in 49,570 square feet of leased office space in Florham Park, New Jersey. The Company leases 43,418 square feet, located in Baltimore, for a significant portion of the LM Capital Markets business. On November 28, 2006, the Company entered into a new lease for 75,724 square feet in Baltimore to replace the existing leased space for the LM Capital Markets business and to provide additional space for the Private Client Group growth. The new space is currently being renovated for anticipated occupancy in the third quarter. The Company leases a total of 182 office locations, of which the Private Client segment maintains 147 leased offices in 28 states, primarily in the Midwest and Mid-Atlantic region. The Equity Capital Markets segment occupies leased space in 26 locations. The Fixed Income Capital Markets segment resides in nine leased locations. The Company's management believes that, at the present time, the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2006, was approximately $15.7 million. Further information about the lease obligations of the Company is provided in Note E of the Notes to Consolidated Financial Statements filed with and made a part hereof.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims and regulatory matters. Some of these claims seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines and penalties. Through counsel, the Company has asserted what it believes to be meritorious defenses in all significant litigation, arbitration and regulatory matters pending or threatened against the Company. Management, based on its understanding of the facts and after consultation with counsel, estimates and appropriately records loss reserves that are believed to be reasonable. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the consolidated Statements of Financial Condition of the Company. However there can be no assurances that the ultimate resolution of these proceedings and claims will not exceed the estimated loss reserves as determined by management, and the outcome and timing of any particular matter may be material to the operating results for any particular period depending on the operating results for that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished pursuant to General Instruction G (3) of Form 10-K with respect to the executive officers of Financial:

Name	Age	Positions or Offices With the Company and Stifel Nicolaus
Ronald J. Kruszewski	48	Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus
Scott B. McCuaig	57	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
James M. Zemlyak	47	Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Executive Vice President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
Richard J. Himelfarb	65	Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, and Director of Stifel Nicolaus
David M. Minnick	50	Senior Vice President and General Counsel of the Company and Stifel Nicolaus
Thomas P. Mulroy	45	Senior Vice President and Director of the Company and Executive Vice President, Director of Equity Capital Markets, and Director of Stifel Nicolaus
David D. Sliney	37	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus
Joseph A. Sullivan	49	Senior Vice President and Director of the Company and Executive Vice President, Director of Fixed Income Capital Markets, and Director of Stifel Nicolaus

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

James M. Zemlyak joined Stifel Nicolaus in February 1999. Mr. Zemlyak has been Senior Vice President, Chief Financial Officer, and Treasurer of the Company and a member of the Board of Directors of Stifel Nicolaus since February 1999, Co-Chief Operating Officer of Stifel Nicolaus since August 2002, and Executive Vice President of Stifel Nicolaus since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel Nicolaus from February 1999 to October 2006. Prior to joining the Company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

Richard J. Himelfarb has served as Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, and Director of Stifel Nicolaus since December 2005. He is responsible for supervising our corporate finance investment banking activities. Prior to joining the Company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995 and having previously served as Senior Vice President from November 1983.

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

Thomas P. Mulroy has served as Senior Vice President and Director of the Company and Executive Vice President, Director of Equity Capital Markets, and Director of Stifel Nicolaus since December 2005. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining the Company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

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

Joseph A. Sullivan has served as Senior Vice President and Director of the Company and Executive Vice President, Director of Fixed Income Capital Markets, and Director of Stifel Nicolaus since December 2005. Mr. Sullivan has responsibility for municipal and taxable fixed income banking, research, and institutional sales and trading. Prior to joining the Company, Mr. Sullivan was elected Executive Vice President of Legg Mason, Inc. in July 2003 and of Legg Mason Wood Walker, Inc. in August 2003. Mr. Sullivan had been Senior Vice President of Legg Mason, Inc. from July 2000 and of Legg Mason Wood Walker, Inc. from August 1994.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Market Information

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock, as reported on the NYSE Consolidated Transactions Reporting System, for each full quarterly period for the calendar years are as follows:

	STOCK PRICE
	HIGH	LOW
YEAR 2006 BY QUARTER
First	$44.15	37.09
Second	43.60	32.45
Third	35.83	29.67
Fourth	42.00	31.26
YEAR 2005 BY QUARTER
First	$22.33	19.40
Second	25.74	19.65
Third	36.51	23.25
Fourth	39.44	34.80

b. Holders

The approximate number of stockholders of record on March 1, 2007, was 5,300.

c. Dividends

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

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the fourth quarter ended December 31, 2006:

(Periods)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2006 - October 31, 2006	27,047	$31.98	25,700	1,711,807
November 1, 2006 - November 30, 2006	1,019	$37.98	- -	1,711,807
December 1, 2006 - December 31, 2006	125,265	$40.74	- -	1,711,807

Total	153,331	$39.17	25,700

(1) The total number of shares purchased includes 125,541 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions and 2,090 shares/units acquired through the surrender of shares/units by unit holders to pay for employees' note obligations to the Company.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, of which 1,711,807 shares remain available to be purchased.

Private Placement

In January 2006, the Company entered into subscription agreements with key associates of the LM Capital Markets business acquired by the Company in December 2005 who were able demonstrate to the Company's satisfaction that they were "accredited investors". Pursuant to the offering, the Company sold 1,052,220 shares of its Common Stock (the "New Shares"), for a price of $25.00 per share in a private placement, at a total offering price for the New Shares issued of $26.3 million in cash, with no underwriting discounts or commissions payable. The New Shares were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are "accredited investors" (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all the New Shares issued are subject to restriction on transfer. All net proceeds from the sale of the New Shares went to the Company. The proceeds were used to increase the Company's equity capital required to support the combined capital markets business following completion of the LM Capital Markets Transaction and for general corporate purposes, including future acquisitions.

Stockholder Return Performance Graph

The following graph compares the cumulative stockholder returns, including the reinvestment of dividends, of our common stock on an indexed basis with a Peer Group Index, and the Standard and Poor's 500 ("S&P 500") Index for the period beginning December 31, 2001 and ending December 31, 2006. The Peer Group Index consists of six companies, including us, that serve the same markets as us and which compete with us in one or more markets.

Assumes $100 invested on December 31, 2001 in
Stifel Financial Corp. common stock,
Peer Group and S&P 500 Index
Stifel Financial Corp. (38.1% CAGR*)
Peer Group (19.4% CAGR*)
S&P 500 Index (6.2% CAGR*)
Dollars
$600
$500
$400
$300
$200
$100
$0
2001
2002
2003
2004
2005
2006

	2001	2002	2003	2004	2005	2006
Stifel Financial Corp.	$100	$107	$187	$268	$480	$501
Peer Group	100	78	119	164	164	243
S&P 500 Index	100	78	100	111	117	135

Peer Group Companies

Oppenheimer Holdings, Inc.(1)	SWS Group, Inc.
Sanders Morris Harris Group Inc.	Stifel Financial Corp.
First Albany Companies Inc.	Piper Jaffray Companies

(1) Formerly Fahnestock Viner Holdings, Inc.

* Compound Annual Growth Rate

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(in thousands, except per share amounts)		YEARS ENDED DECEMBER 31,
		2006	2005	2004	2003	2002
REVENUES	Commissions	$ 199,056	$ 107,976	$ 95,894	$ 82,232	$ 68,362
	Principal transactions	86,365	44,110	46,163	47,417	39,453
	Investment banking	82,856	55,893	57,768	49,663	45,860
	Asset management and service fees	57,713	43,476	35,504	28,021	25,098
	Interest	35,804	18,022	13,101	12,285	14,602
	Other	9,594	533	2,759	2,002	738
	Total revenues	471,388	270,010	251,189	221,620	194,113
	Less: Interest expense	19,581	6,275	4,366	5,108	6,319
	Net revenues	451,807	263,735	246,823	216,512	187,794

NON-INTEREST EXPENSES	Employee compensation and benefits	329,703	174,765	157,314	140,973	126,726
	Occupancy and equipment rental	30,751	22,625	21,445	19,278	18,631
	Communications and office supplies	26,666	12,087	10,330	10,740	10,737
	Commissions and floor brokerage	6,388	4,134	3,658	3,263	3,373
	Other operating expenses	31,930	17,402	17,459	17,198	23,533
	Total non-interest expenses	425,438	231,013	210,206	191,452	183,000
	Income before income taxes	26,369	32,722	36,617	25,060	4,794
	Provision for income taxes	10,938	13,078	13,469	10,053	2,014
	Net income	$ 15,431	$ 19,644	$ 23,148	$ 15,007	$ 2,780

PER SHARE DATA	Basic earnings	$ 1.34	$ 2.00	$ 2.39	$ 1.63	$ .30
	Diluted earnings	$ 1.11	$ 1.56	$ 1.88	$ 1.37	$ .26
	Cash dividends	--	--	--	--	$ .05

STATEMENT OF FINANCIAL CONDITION AND OTHER DATA	Total assets	$1,084,774	$ 842,001	$382,314	$412,239	$422,976
	Long-term obligations	$ 98,379	$ 97,182	$ 61,767	$ 61,541	$ 63,227
	Stockholders' equity	$ 220,265	$ 155,093	$131,312	$100,045	$ 79,990
	Net income as % average equity	7.68%	14.16%	19.72%	17.09%	3.44%
	Net income as % total revenues	3.27%	7.28%	9.22%	6.77%	1.43%
	Average common shares and share equivalents used in determining earnings per share:
	Basic	11,513	9,828	9,702	9,233	9,377
	Diluted	13,909	12,586	12,281	10,971	10,892

All share and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States and three European offices. Although the Company has offices throughout the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

During 2006, the Federal Reserve Board raised the fed funds rate four times increasing the rate from 4.25% at December 31, 2005 to 5.25% at December 31, 2006.

The key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite improved from the same period last year. At December 31, 2006, the DJIA, the NASDAQ and the S&P 500 increased 16%, 10%, and 14% respectively, over their December 31, 2005 closing prices.

While the major market indices have signaled increased investor confidence in the markets, concerns over inflation, energy costs and geopolitical issues remain and the current year results may not be indicative of future results.

On December 1, 2005, the Company closed on its acquisition of the Legg Mason Capital Markets business ("LM Capital Markets") from Citigroup Inc. (See Note G of the Notes to Consolidated Financial Statements). The LM Capital Markets business includes the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of Legg Mason, Inc. and employed 429 professional and support staff in 22 offices who became employees of Stifel Nicolaus on December 1, 2005. The Results of Operations for the Company, Equity Capital Markets, and Fixed Income Capital Markets include the acquired LM Capital Markets business results of operations beginning on the date of acquisition.

On December 5, 2006, the Company closed on the acquisition of the private client business and certain assets and limited liabilities of Miller Johnson Steichen Kinnard, Inc. ("MJSK"), a privately held broker dealer. Upon closing, eighty-four former employees of MJSK became employees of the Company. The acquisition was done to further grow the Company's Private Client business in the state of Minnesota. The Results of Operations for the Company and the Private Client Group segment include the acquired MJSK private client business from the date of acquisition.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Co., Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Ryan Beck will continue to operate as a free standing subsidiary of the Company until after all existing branches are converted to Stifel Nicolaus. Ryan Beck is headquartered in Florham Park, New Jersey and currently employs 929 employees, including 395 investment executives, in 33 private client branch offices throughout the Mid-Atlantic Region.

On November 20, 2006, the Company and its wholly-owned subsidiary, FSFC Acquisition Co., entered into an Agreement and Plan of Merger with First Service Financial Company ("First Service"), pursuant to which the Company will acquire First Service and its wholly-owned bank subsidiary, FirstService Bank, by means of the merger of FSFC Acquisition Co. with and into First Service. The Company is seeking approval from the Federal Reserve to become a bank holding company and financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The merger is expected to close in the second quarter of 2007.

Results of Operations for the Company

The following table presents major categories of revenue and expenses for the Company for the respective periods.

	December 31, 2006			December 31, 2005			December 31, 2004
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$285,421	63%	88%	$152,086	58%	7%	$142,057	58%
Investment banking	82,856	18	48	55,893	21	(3)	57,768	23
Asset management and service fees	57,713	13	33	43,476	16	22	35,504	14
Interest	35,804	8	99	18,022	7	38	13,101	5
Other	9,594	2	1,700	533	0	(81)	2,759	2
Total revenues	471,388	104	75	270,010	102	7	251,189	102
Less: Interest expense	19,581	4	212	6,275	2	44	4,366	2
Net revenues	451,807	100	71	263,735	100	7	246,823	100
Non-Interest Expenses
Employee compensation and benefits	329,703	73	89	174,765	66	11	157,314	64
Occupancy and equipment rental	30,751	7	36	22,625	8	6	21,445	9
Communication and office supplies	26,666	6	121	12,087	5	17	10,330	4
Commissions and floor brokerage	6,388	1	55	4,134	2	13	3,658	1
Other operating expenses	31,930	7	83	17,402	7	0	17,459	7
Total non-interest expenses	425,438	94	84	231,013	88	10	210,206	85
Income before income taxes	26,369	6	(19)	32,722	12	(11)	36,617	15
Provision for income taxes	10,938	3	(16)	13,078	5	(3)	13,469	5
Net Income	$ 15,431	3%	(21)%	$ 19,644	7%	(15)%	$ 23,148	10%

2006 As Compared To 2005 - Total Company

Year to year changes can be principally attributed to the LM Capital Markets business acquired on December 1, 2005. As a result of the acquisition of the LM Capital Markets business, the Company added 429 employees and 22 offices on December 1, 2005. Except as noted in the following discussion of the year to year comparisons and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisition and increased number of Private Client Group offices and increased number of Private Client Group investment executives.

The Company's total revenues increased $201.4 million to $471.4 million in 2006, a 75% increase over the $270.0 million recorded in 2005. Net revenues (total revenues less interest expense) increased $188.1 million to $451.8 million in 2006, a 71% increase over 2005 net revenues of $263.7 million and represented the Company's eleventh consecutive annual increase in net revenues.

Commissions and principal transactions increased 88% to $285.4 million in 2006 from $152.1 million in 2005 with revenue increases of 14%, 591%, and 365% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively.

Investment banking revenues increased 48% to $82.9 million in 2006 from $55.9 million in 2005. Capital raising revenue increased 4% to $44.0 million from $42.3 million in the prior year. Strategic advisory fees increased 186% to $38.9 million from $13.6 million in 2005.

Asset management and service fees increased 33% to $57.7 million in 2006 from $43.5 million in 2005 as a result of a 35% increase in the number of managed accounts and a 42% increase in the value of assets under management in those accounts (See Assets Under Management in 2006 Compared to 2005 - Private Client Group).

Net interest revenue increased 38% to $16.2 million in 2006 from $11.7 million in 2005 due primarily to increased revenue from stock borrow activities, increased interest charged on customer margin accounts and increased interest earned on fixed income inventory held for sale to customers. These interest revenue increases were partially offset by increased interest expenses associated with carrying higher levels of firm inventory, increased rates charged for bank borrowings and stock loans to finance customer borrowings, and increased interest expense resulting from the issuance in August 2005 of a $35.0 million debenture to Stifel Financial Capital Trust II with interest at 6.38% per annum.

Other revenues increased 1700% to $9.6 million in 2006 from $533,000 in 2005 principally as a result of an increase in net gains on investments primarily resulting from a net gain recorded on its NYSE seat membership in the amount of $ 5.5 million as a result of receiving shares of NYSE Group common stock in conjunction with the New York Stock Exchanges merger with Archipelago Holding, Inc.

Total non-interest expenses increased 84% to $425.4 million in 2006 from $231.0 million in 2005. The most significant increase was in employee compensation and benefits which increased 89% to $329.7 million.

Employee compensation and benefits increased 89% to $329.7 million in 2006 from $174.8 million in 2005. As a percentage of net revenue, employee compensation and benefits totaled 73% in 2006 compared to 66% in 2005. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $14.0 million (3% of net revenue) and $10.4 million (4% of net revenue) for the twelve months ended December 31, 2006 and December 31, 2005, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the twelve months ended December 31, 2006, employee compensation and benefits includes $39.8 million, primarily stock based compensation, and for the twelve months ended December 31, 2005, $2.3 million, primarily severance, for acquisition related payments in connection with the LM Capital Markets acquisition. Excluding the acquisition related charges, employee compensation and benefits as a percentage of net revenues totaled 64% for 2006 compared to 65% in 2005. The Company excludes acquisition related expenses in its analysis of employee compensation and benefits, a non-Generally Accepted Accounting Principle ("GAAP") measure, because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenues.

A reconciliation of GAAP Employee compensation and benefits to Employee compensation and benefits excluding acquisition related compensation, is included in the table below.

($ in thousands)	December 31, 2006	% of Net Revenue	December 31, 2005	% of Net Revenue
GAAP Compensation and Benefits	$329,703	73%	$174,765	66%
Less: Acquisition related compensation	39,760	9%	2,300	1%
Compensation and Benefits excluding acquisition related charges	$ 289,943	64%	$ 172,465	65%

Occupancy and equipment rental and communication and office supplies increased 36% and 121% to $30.8 million and $26.7 million, respectively, in 2006 from $22.6 million and $12.1 million, respectively, in 2005, primarily as a result of an increase in the number of the Company's Private Client branch offices and the LM Capital Markets acquisition.

Commissions and floor brokerage increased 55% to $6.4 million in 2006 from $4.1 million in 2005 due to increased floor execution costs resulting from the increase in transactions and commission revenues.

Other operating expenses increased 83% to $31.9 million in 2006 compared to $17.4 million in 2005, representing 7% of net revenues for each of the periods.

The provision for income taxes decreased 16% to $10.9 million in 2006 from $13.1 million in 2005 resulting from decreased income before income taxes due to the acquisition related charges incurred in 2006. The effective tax rate was 41% in 2006 compared to 40% in 2005.

The current year net income decreased 21% to $15.4 million or $1.11 per diluted share in 2006 compared to $19.6 million or $1.56 per diluted share in 2005. The 2006 results include approximately $41.4 million in pre-tax acquisition related charges, primarily stock based compensation, resulting from the LM Capital Markets acquisition, or $1.74 per diluted share. The 2006 results also include a $5.5 million gain resulting from the sale of NYSE Group shares and the subsequent market adjustment of remaining NYSE Group shares related to our NYSE seat. The 2005 results include approximately $3.3 million in pre-tax acquisition related charges, primarily severance, resulting from the LM Capital Markets acquisition, or approximately $0.16 per diluted share.

2005 As Compared To 2004 - Total Company

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

Compensation and benefits, which comprises 66% of net revenues, up from 64% in 2004, increased 11% to $174.8 million in conjunction with increased productivity and departmental profitability. The current year compensation and benefits includes $2.3 million in severance associated with the acquisition of the LM Capital Markets business. Additionally, benefit expense increased from the prior year due to the reversal in 2004 of previously accrued health benefits due to lower-than-expected utilization. A portion of compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $10.4 million (4% of net revenue) and $8.9 million (4% of net revenue) for the twelve months ended December 31, 2005 and December 31, 2004, respectively. The upfront notes are amortized over a five to ten year period. Excluding the $2.3 million acquisition related severance pay in 2005, compensation as a percentage of net revenues totaled 65% for 2005 compared to 64% in 2004. The Company excludes acquisition related expenses in its analysis of compensation and benefits, a non-GAAP measure, because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenues.

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

Core Earnings

As a result of the acquisition, the Company reports Core Earnings; a non-GAAP financial measure. Core Earnings represents GAAP net income before acquisition related charges, principally compensation expense recorded for stock based awards offered to key associates of LM Capital Markets and accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). Management believes the supplemental disclosure of Core Earnings helps investors, rating agencies, and financial analysts better understand the performance of their business and enhances the comparison of their performance from period to period. Management uses Core Earnings to evaluate the performance of their business. Core Earnings should not be considered an alternative to any measure of performance as promulgated under GAAP (such as net income), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculation of Core Earnings used by the Company may not be comparable to similarly titled measures reported by other companies.

Net income for the twelve months ending December 31, 2006 and December 31, 2005 was impacted by acquisition related costs, primarily pre-tax stock based compensation, of $41.4 million and severance costs of $3.3 million, respectively, associated with the acquisition of the LM Capital Markets business from Citigroup Inc. Included in these 2006 acquisition related charges are: 1) pre-tax compensation charges of approximately $30.0 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) a pre-tax compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of Company common stock to key associates of the LM Capital Markets business; and 3) other non-compensation acquisition charges of $1.6 million. These acquisition-related charges reduced the Company's basic and diluted earnings per share by $2.10 and $1.74, respectively, in 2006 and $0.20 and $0.16, respectively in 2005.

A reconciliation of Core Earnings to Net Income, and Core Earnings per Basic and Diluted Share to Net Income per Basic and Diluted Share, the most directly comparable measure under GAAP, is included in the table below.

(in thousands, except per share amounts)	December 31, 2006	December 31, 2005
GAAP Net Income	$ 15,431	$ 19,644
Acquisition related revenues, net of tax	90	- -
Acquisition related charges, net of tax
Private placement compensation	5,692	- -
Acquisition related compensation	17,516	1,370
Other non-compensation charges	861	602
Core Earnings (1)	$ 39,590	$ 21,616
Earnings per Share:
GAAP Earnings Per Basic Share	$ 1.34	$ 2.00
Acquisition related charges	2.10	0.20
Core Earnings Per Basic Share	$ 3.44	$ 2.20
GAAP Earnings Per Diluted Share	$ 1.11	$ 1.56
Acquisition related charges	1.74	0.16
Core Earnings Per Diluted Share	$ 2.85	$ 1.72

(1) Core Earnings for the twelve months ending December 31, 2006 and December 31, 2005 were $39.6 million or $2.85 per diluted share and $21.6 million or $1.72 per diluted share, respectively. Included in the 2006 Core Earnings is $0.16 per diluted share for the gain resulting from the sale of and subsequent market adjustment to the remaining shares of the NYSE Group shares received as a result of the merger of the New York Stock Exchange and Archipelago Holdings Inc.

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales, and competitive underwriting and trading. The Other segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets acquisition; and general administration.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations for Private Client Group

The following table presents consolidated information for the Private Client Group segment for the respective periods.

	December 31, 2006			December 31, 2005			December 31, 2004
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$152,059	66%	14%	$133,428	68%	2%	$130,788	70%
Investment banking	13,294	6	6	12,552	6	(8)	13,709	7
Asset management and service fees	57,657	25	33	43,446	22	22	35,486	19
Interest	20,281	9	42	14,267	7	39	10,290	6
Other	716	- -	179	257	- -	(43)	448	- -
Total revenues	244,007	106	20	203,950	103	7	190,721	102
Less: Interest expense	12,643	6	92	6,594	3	103	3,244	2
Net revenues	231,364	100	17	197,356	100	5	187,477	100
Non-Interest Expenses
Employee compensation and benefits	144,390	62	21	119,056	61	8	110,637	59
Occupancy and equipment rental	14,137	6	13	12,522	7	3	12,134	7
Communication and office supplies	8,014	4	23	6,495	3	10	5,903	3
Commissions and floor brokerage	4,643	2	79	2,596	1	4	2,508	1
Other operating expenses	9,962	4	17	8,530	4	2	8,330	4
Total non-interest expenses	181,146	78	21	149,199	76	7	139,512	74
Income before income taxes	$ 50,218	22%	4%	$ 48,157	24%	- -	$ 47,965	26%

2006 Compared To 2005 - Private Client Group

	December 31, 2006	December 31, 2005	December 31, 2004
Investment Executives	556	467	439
Independent Contractors	179	177	182

Private Client Group total revenues increased 20% to $244.0 million in 2006 compared to $204.0 million in 2005, principally due to increased commissions and principal transactions and increased asset management and service fees.

Commissions and principal transactions increased 14% to $152.0 in 2006 compared to $133.4 million in 2005, primarily due to the increased number branch offices and investment executives.

Investment banking revenues increased 6% to $13.3 million in 2006 compared to $12.6 million in 2005 due to the increased number of equity financing by the Company (See Results of Operations for Equity Capital Markets).

Asset management and service fees increased 33% to $57.7 million in 2006 from $43.4 million in 2005, principally due to increased wrap fees associated with a 35% increase in the number of managed accounts and a 42% increase in the value of managed accounts.

Assets Under Management	December 31, 2006	December 31, 2005	December 31, 2004
Value	$ 3,692,655,000	$ 2,597,276,000	$ 1,379,128,000
Number of accounts	13,010	9,635	7,616

Interest revenue increased 42% to $20.3 million in 2006 from $14.3 million in 2005 as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased to $12.6 million from $6.6 million as a result of increased rates from banks to finance those customer borrowings.

Other revenue increased to $716,000 in 2006, a 179% increase over 2005 other revenue of $257,000, principally due to an increase in gains on investments held to hedge investment executives' deferred compensation.

Employee compensation and benefits increased 21% to $144.4 million in 2006 from $119.1 million in 2005 as a result of increased variable compensation which increased in conjunction with increased revenue production, and increased fixed compensation which increased due to the firm's continued expansion of the Private Client Group. As a percentage of net revenues employee compensation and benefits increased to 62% from 61% in the prior year. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts, in connection with the Company's expansion efforts, of $11.7 million (2.6% of revenues) and $9.3 million (3.5 % of revenues) from 2006 and 2005, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental increased 13% to $14.1 million from $ $12.5 million in 2005 due to an increase in the number of branch offices.

Communication and office supplies increased 23% to $8.0 million due to the increased number of investment executives and increased number of branch offices.

Commissions and floor brokerage increased 79% to $4.6 million versus $2.6 million in 2005 due to increased transactions and commission revenue.

Other operating expenses increased to $10.0 million in 2006, a 17% increase over the $8.5 million in 2005, principally due to increased advertising and travel and promotion costs associated with the increase in the number of branch offices.

Primarily as a result of the increased production, income before income taxes for the Private Client Group increased 4% to $50.2 million in 2006 compared to the 2005 income before income taxes of $48.2 million.

2005 Compared To 2004 - Private Client Group

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

Investment banking revenues declined $1.2 million due to due to decreased number of equity financings by the Company.

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

Other revenue decreased principally due to a decrease in gains on investments held to hedge investment executives' deferred compensation.

Employee compensation and benefits increased due to increased production. As a percentage of net revenues employee compensation and benefits increased to 61% from 59% in the prior year. Employee compensation and benefits includes transition pay in connection with the Company's expansion efforts. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts, in connection with the Company's expansion efforts, of $9.3 million (3.5% of revenues) and $8.2 million (3.3 % of revenues) from 2005 and 2004, respectively. The upfront notes are amortized over a five to ten year period.

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

Primarily as a result of the increased production, income before income taxes for the Private Client Group increased to $48.2 million.

Results of Operations for Equity Capital Markets

The following table presents consolidated information for the Equity Capital Markets Group ("ECM Group") segment for the respective periods.

	December 31, 2006			December 31, 2005			December 31, 2004
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$ 91,547	61%	591%	$ 13,252	31%	40%	$ 9,470	24%
Investment banking	57,233	38	90	30,120	69	4	29,046	75
Other	1,462	1	226	448	1	(21)	568	2
Total revenues	150,242	100	243	43,820	101	12	39,084	101
Less: Interest expense	204	- -	(50)	405	1	77	229	1
Net revenues	150,038	100	246	43,415	100	12	38,855	100
Non-Interest Expenses
Employee compensation and benefits	87,840	59	297	22,113	51	14	19,355	50
Occupancy and equipment rental	4,686	3	258	1,308	3	18	1,113	3
Communication and office supplies	11,888	8	375	2,501	6	36	1,838	5
Commissions and floor brokerage	1,655	1	21	1,369	3	34	1,023	3
Other operating expenses	12,010	8	381	2,498	6	(18)	3,046	7
Total non-interest expenses	118,079	79	296	29,789	69	13	26,375	68
Income before income taxes	$ 31,959	21%	135%	$ 13,626	31%	9%	$12,480	32%

2006 Compared to 2005 - Equity Capital Markets

ECM Group net revenues increased 246% to a record $150.0 million in 2006 compared to $43.4 million in 2005, principally due to increased commissions and principal transactions and increased investment banking. Investment banking revenue increased 90% to $57.2 million in 2006, due primarily to advisory fees of $37.1 million, an increase of 200% compared to the prior year, and equity financing revenues of $20.1 million, up 13% compared to 2005.

Other revenue increased 226% to $1.5 million in 2006 compared to $448,000 in 2005 principally due to revenue from sale of research.

Employee compensation and benefits increased 297% to $87.8 million in 2006 from $22.1 million in the prior year, principally due to an increase in variable compensation associated with increased production. Employee compensation and benefits as a percentage of net revenues increased to 59% in the current year compared to 51% in the prior year as a result of increased productivity and profitability and incrementally higher variable compensation for that increased productivity and profitability.

Occupancy and equipment rental, communication and office supplies, and commissions and floor brokerage increased 258%, 375%, and 21%, respectively over the prior year due to the LM Capital Markets acquisition.

Other operating expenses increased 381% to $12.0 million in 2006 compared to $2.5 million in 2005 principally due to increased professional fees, subscriptions, travel and promotions, advertising, dues and assessments, and insurance associated with increased production and number of employees.

Income before income taxes increased 135% to $32.0 million in 2006 as a result of the 246% increase in net revenue and the leverage in increased production.

2005 Compared to 2004 - Equity Capital Markets

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

Non-interest expenses increased 13% primarily as a result of the increase in employee compensation and benefits, principally variable compensation, which increased in conjunction with increased production. Employee compensation and benefits as a percentage of net revenues increased to 51% from 50% primarily as a result of increased productivity.

Occupancy and equipment rental, communication and office supplies, and commissions and floor brokerage increased due to the LM Capital Markets acquisition.

Other operating expenses decreased principally due to decreased travel and entertainment expenses.

Income before income taxes increased $1.1 million, primarily as a result of increased revenue.

Results of Operations for Fixed Income Capital Markets

The following table presents consolidated information for the Fixed Income Capital Markets Group ("FICM Group") segment for the respective periods.

	December 31, 2006			December 31, 2005			December 31, 2004
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$ 41,816	78%	365%	$ 8,992	49%	34%	$ 6,693	40%
Investment banking	12,330	23	28	9,600	53	(4)	9,976	60
Interest	19,231	36	1,258	1,416	8	76	804	5
Other	4	- -	(84)	25	- -	(31)	36	- -
Total Revenues	73,381	137	266	20,033	110	14	17,509	105
Less: Interest expense	19,811	37	955	1,878	10	114	879	5
Net revenues	53,570	100	195	18,155	100	9	16,630	100
Non-Interest Expenses
Employee compensation and benefits	33,163	62	187	11,565	63	13	10,213	61
Occupancy and equipment rental	2,304	4	157	897	5	29	696	4
Communication and office supplies	3,461	7	231	1,045	6	29	810	5
Commissions and floor brokerage	91	- -	(46)	169	1	33	127	1
Other operating expenses	3,931	7	86	2,118	12	17	1,807	11
Total non-interest expenses	42,950	80	172	15,794	87	16	13,653	82
Income before income taxes	$ 10,620	20%	350%	$ 2,361	13%	(21)%	$ 2,977	18%

2006 Compared To 2005 - Fixed Income Capital Markets

FICM Group net revenues for 2006 increased 195% to a record $53.6 million compared to 2005 net revenues of $18.2 million, principally due to an increase in commissions and principal transactions and investment banking revenue. The increase in investment banking revenues was due to a 32% increase in underwriting fee revenue to $10.6 million compared to $8.0 million in the prior year.

Interest revenue increased due to increased interest and dividends earned on the fixed income products carried in inventory.

Interest expense increased due to increased rates charged to carry inventory.

Employee compensation and benefits increased 187% to $33.2 million in 2006 from $11.6 million in 2005, principally due to increased variable compensation resulting from increased productivity and profitability. Employee compensation and benefits as a percentage of net revenue decreased to 62% in 2006 from 63% in 2005.

Occupancy and equipment rental and communication and office supplies increased 157% and 231%, respectively as compared to the prior year due to the LM Capital Markets acquisition.

Income before income taxes increased 350% to $10.6 million in 2006 compared to $2.4 million in 2005 as a result of the 195% increase in net revenues and the leverage in increased production.

2005 Compared To 2004 - Fixed Income Capital Markets

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

Results of Operations for Other Segment

The following table presents consolidated information for Other Segment for the respective periods.

	December 31, 2006			December 31, 2005			December 31, 2004
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Net revenues	$ 16,835	100%	250%	$ 4,809	100%	25%	$ 3,861	100%
Non-Interest Expenses
Employee compensation and benefits	64,310	382	192	22,031	458	29	17,109	443
Other operating expenses	18,953	113	33	14,200	295	5	13,557	351
Total non-interest expenses	83,263	495	130	36,231	753	18	30,666	794
Loss before income taxes	$(66,428)	(395)%	111%	$(31,422)	(653)%	17%	$(26,805)	(694)%

2006 Compared to 2005 - Other Segment

Net revenues increased 250% to $16.8 million in 2006 compared to $4.8 million in 2005, principally as a result of an increase in net interest of 83.9% to $8.8 million and an increase in gains on investments to $6.4 million, primarily from a $5.5 million gain on our NYSE membership seat, compared to a net loss on investment in 2005 of $1.4 million. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities less internal allocations for use of capital. (See net interest discussion in 2006 as Compared to 2005-Total Company)

Total non-interest expenses increased 130% to $83.3 million in 2006 principally due to acquisition related costs of $41.2 million, primarily stock based compensation, associated with the LM Capital Markets acquisition compared to acquisition related charges in 2005 of $3.3 million, primarily severance.

2005 Compared to 2004 - Other Segment

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

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the Consolidated Statements of Financial Condition. Available ongoing credit arrangements with banks totaled $605.0 million at December 31, 2006, of which $409.4 million was unused. There are no compensating balance requirements under these arrangements. At December 31, 2006, short-term borrowings from banks were $195.6 million at an average rate of 5.63%, which were collateralized by company-owned securities valued at $250.4 million. At December 31, 2005, short-term borrowings from banks were $141.0 million at an average rate of 4.40%, of which $18.3 million were collateralized by customer-owned securities of $77.1 million. The remaining short-term borrowings of $122.7 million were collateralized by company-owned securities valued at $135.2 million. The average bank borrowing was $148.7 million, $5.6 million, and $3.7 million in 2006, 2005, and 2004, respectively, at weighted average daily interest rates of 5.36%, 3.09%, and 1.74%, respectively. At December 31, 2006 and 2005, Stifel Nicolaus had a stock loan balance of $86.0 million and $89.0 million, respectively, at weighted average daily interest rates of 5.01% and 4.15%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $114.9 million, $52.2 million, and $81.6 million in 2006, 2005, and 2004, respectively, at weighted average daily effective interest rates of 4.85%, 2.39%, and 1.37%, respectively. Customer owned securities were utilized in these arrangements.

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

On December 1, 2005, the Company closed on the acquisition of the LM Capital Markets business from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. Under the terms of the agreement, the Company paid Citigroup Inc. an amount equal to the net book value of assets being acquired of $12.2 million plus a premium of $7.0 million paid in cash at closing with the balance of up to an additional $30.0 million in potential earn-out payment by the Company to Citigroup Inc., based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets for calendar years 2006, 2007, and 2008. For calendar year 2006, the Company recorded an earn-out liability of approximately $360,000.

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $22.4 million.

On November 20, 2006, the Company and its wholly-owned subsidiary, FSFC Acquisition Co., entered into an Agreement and Plan of Merger with First Service, pursuant to which the Company will acquire First Service and its wholly-owned bank subsidiary, FirstService Bank, by means of the merger of FSFC Acquisition Co. with and into First Service. The total consideration to be paid for all of the outstanding shares of First Service is approximately $37.9 million cash. The Company is seeking approval from the Federal Reserve to become a bank holding company and financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The merger is expected to close in the second quarter of 2007.

On November 28, 2006, the Company entered into a ten year lease at One South Street in Baltimore's central business district for 75,724 square feet to house the Company's extensive Baltimore operations and support the firm's growth plans. In conjunction with the lease, the Company, on February 1, 2007, entered into a loan agreement and promissory note with the Mayor and City Council of Baltimore, whereby the Company will borrow $750,000 to construct leasehold improvements and purchase furniture, fixtures, and equipment at the leasehold premise. The Company anticipates that leasehold improvements, and furniture, fixtures, and equipment costs will be approximately $6.8 million. The promissory note has a fixed rate interest of 2.0% with interest only payments commencing on March 1, 2007 and continuing through February 1, 2011. Commencing March 1, 2001 and continuing through February 1, 2017, the Company will be required to pay principal and interest payments with a final balloon payment due at maturity on February 1, 2017 in the amount of $367,000.

On December 5, 2006, the Company closed on the acquisition of the private client business and certain assets and limited liabilities of MJSK, a privately held broker dealer. Under the terms of the agreement the Company paid $7.8 million in cash. In addition the Company issued approximately $4.1 million in upfront notes and approximately $493,000 in restricted stock units to certain investment executives and assumed certain office lease obligations. Eighty-four former employees of MJSK become employees the Company on December 5, 2006. The purchase price of $7.8 million cash was funded primarily from cash from operations.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck from BankAtlantic Bancorp, Inc. Ryan Beck will continue to operate as a separate broker-dealer until after all existing branches of Ryan Beck are converted to Stifel Nicolaus. Under the terms of the agreement, the Company paid initial consideration of $2.7 million in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to and two days subsequent to the deal announcement date of January 9, 2006 for a total initial consideration of approximately $105.2 million. In addition the Company will issue five-year immediately exerciseable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share, pending shareholder approval. If shareholder approval is not obtained by June 30, 2007, the Company will pay $20.0 million cash in lieu of warrants. The cash portion of the purchase price was funded from cash generated from operations. In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each of the two years following closing. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. In addition to the transaction consideration described above, the Company has agreed to establish a retention program for the Private Client associates of Ryan Beck valued at approximately $42.0 million, consisting of cash and Company common stock and to fund $7.0 million for change of control payments for certain executives of Ryan Beck. The Company has filed a preliminary proxy statement which would seek approval from the holders of its shares of common stock to increase the number of shares of Company common stock available for the retention program, as well as for the warrants and the contingent earn-out payments, in the event the Company elects to make the contingent earn-out payments in shares of its common stock. If shareholders do not approve the additional shares for the issuance of warrants, the Company will make the contingent payments in cash.

The Company paid $11.2 million, $12.0 million, and $6.3 million for the issuance of upfront notes to investment executives for transition pay for the years ended December 31, 2006, 2005, and 2004, respectively. The Company amortizes these notes over a five- to ten-year period. Compensation expense related to the amortization of these notes was $7.8 million, $7.3 million, and $5.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company repurchased 367,304, 332,030, and 472,872 shares for the years ending December 31, 2006, 2005, and 2004, respectively, using existing board authorizations, at average prices of $32.26, $20.94, and $19.38 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 1,711,807 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 158,267 shares in 2006. The Company reissued 529,887, 924,974, and 942,615 shares for the years ending December 31, 2006, 2005, and 2004, respectively, for employee benefit plans. In 2006, the Company issued 1,729,125 new shares for employee benefit plans.

The Company purchased $7.9 million, $6.5 million, and $3.7 million in fixed assets during 2006, 2005, and 2004, respectively, consisting of information technology equipment, leasehold improvements, and furniture and fixtures.

Management believes that funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet its present and anticipated financing needs and fund the Company's continued expansion for the next 12 months. At this time, the Company is currently evaluating additional funding sources which would provide up to $70.0 million. If completed, the current market terms would be more favorable than certain existing credit arrangements of the Company. However, there can be no assurances that such financings will be completed.

Stifel Nicolaus, Ryan Beck and CSA are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At December 31, 2006, Stifel Nicolaus had net capital of approximately $134.4 million, which exceeded the minimum net capital requirements by approximately $128.2 million. CSA had net capital of $3.0 million, which was $2.9 million in excess of minimum required net capital. Ryan Beck had net capital of $23.0 million which was $22.0 million in excess of minimum required. Stifel Nicolaus, Ryan Beck and CSA may not be able to pay cash dividends from its equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom. At December 31, 2006, SN Ltd's capital and reserves were $8.4 million which was $3.7 million in excess of the financial resources requirement under the rules of the FSA.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies and estimates are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

Legal Reserves

The Company records reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to the Company on certain of these claims. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the Consolidated Statement of Financial Condition under the caption "Accounts payable and accrued expenses."

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

Valuation of Securities and Investments

Securities for which there is not a quoted market or dealer price, held for investment by the Parent and certain subsidiaries, of $8.5 million and $7.3 million at December 31, 2006 and 2005, respectively, which consist primarily of investments in private equity partnerships, start up companies, and other venture capital investments, are included under the caption "Investments" and carried at fair value. Investment securities of registered broker-dealer subsidiaries are carried at fair value or amounts that approximate fair value. The fair value of investments, for which a quoted market or dealer price is not available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

Income Tax Matters

The provision for income taxes and related tax reserves is based on management's consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts.

Dilution

As of December 31, 2006, there were 1,512,674 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $10.92, and 3,780,500 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next five years, and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 725,434 shares are currently vested and 3,055,066 are unvested. Assuming vesting requirements are met, the Company anticipates that 1,046,426 shares under these awards will be distributed in 2007, 1,125,348 will be distributed in 2008, 563,350 will be distributed in 2009, and the balance of 1,045,376 will be distributed thereafter. As described below, an employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of such shares at that time, and the Company is entitled to a corresponding tax deduction in the year of such issuance. Unless an employee elects to satisfy such withholding in another manner, such as by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by such person and held by such person for at least six months, the Company may satisfy tax withholding obligations on income associated with such grants by reducing the number of shares otherwise deliverable in connection with such awards, such reduction to be calculated based on a current market price of the Company's common stock. Based on current tax law, the Company anticipates that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy such withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Goodwill and Intangible Assets

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by SFAS No. 141, Business Combinations. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2006 the Company had goodwill of $15.9 million.

The Company is required under SFAS No. 142, Goodwill and Other Intangible Assets, to perform impairment tests of our goodwill and intangible assets at least annually and more frequently if events or changes in circumstances indicate that the carrying value of an asset or asset group may not be fully recoverable. If the impairment tests indicate that the carrying value of goodwill exceeds its fair value then an impairment loss would be required to be recognized in the consolidated statements of operations in an amount equal to the excess carrying value.

The Company utilizes a discounted cash flow analysis in performing its impairment analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external and internal factors. Factors that may significantly affect the estimates include, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information such as public market comparables and multiples of recent mergers and acquisitions of similar businesses. The Company has elected to perform its annual impairment test as of July 31. The results of the impairment tests performed at that date did not indicate any impairment. We believe the assumptions used in performing our impairment tests are reasonable and appropriate; however, different assumptions and estimates could potentially affect the results of our impairment analysis.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the Company's Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of prior misstatements in determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references both the "iron curtain" and "rollover" approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year's statement of financial condition would be affected in correcting misstatement without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year's statement of operation. The SEC staff indicated that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financial for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of SAB 108 did not have a material impact on the Company's Consolidated Financial Statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 00-19-2 to have a material impact on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have, if any, on the Company's Consolidated Financial Statements.

Off-balance Sheet Arrangements

See Note L of Notes to Consolidated Financial Statements for off-balance sheet arrangements.

Contractual Obligations

The following table sets forth the Company's contractual obligations to make future payments as of December 31, 2006.

(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Debenture to Stifel Financial Capital Trust I (1)	$ 34,500	$ 34,500	--	--	--	--	--
Interest on debenture (1)	79,178	3,105	3,105	3,105	3,105	3,105	63,653
Debenture to Stifel Financial Capital Trust II (2)	35,000	--	--	--	35,000	--	--
Interest on debenture (2)	64,199	2,233	2,233	2,233	2,233	2,233	53,034
LLC non-interest bearing notes (3)	24,598	--	4,600	10,600	9,398	--	--
Liabilities subordinated to general creditors	4,325	720	914	1,300	1,391	--	--
Operating leases	83,625	13,000	12,649	11,583	10,597	7,822	27,974
Communication and quote minimum commitments	8,438	4,473	2,786	1,097	77	5	--
Investment-private equity partnership	113	75	38	--	--	--	--
Acquisition of First Service Financial Company and its wholly-owned subsidiary First Service Bank (4)	37,900	37,900	--	--	--	--	--
Total	$371,876	$96,006	$26,325	$29,918	$61,801	$13,165	$144,661

(1) Debenture to Stifel Financial Capital Trust I is callable at par no earlier than June 30, 2007, but no later than June 30, 2032. The interest is payable at a fixed interest rate of 9% per annum.

(2) Debenture to Stifel Financial Capital Trust II is callable at par no earlier than September 30, 2010, but no later than September 30, 2035. The interest is payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. Thereafter interest rate assumes no increase.

(3) The Company invested in zero coupon U.S. Government securities in the amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. At December 31, 2006, these securities had a carrying value of $20,503 and are included under the caption "Investments" on the Consolidated Statement of Financial Condition.

(4) The Company is seeking approval from the Federal Reserve to become a bank holding company and a financial holding company subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. The merger is anticipated to close in the second quarter of 2007.

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

	December 31, 2006		December 31, 2005
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at Fair Value	Owned		Owned
U.S. Government obligations	$ 152,182	$ 190,963	$ 104,435	$ 143,569
State and municipal bonds	54,811	16	55,733	427
Corporate obligations	115,159	10,831	55,686	1,056
Corporate stocks	8,867	1,566	24,871	1,862
	$331,019	$203,376	$240,725	$146,914

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

The Company has accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2006, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $531.5 million, and the fair value of the collateral that had been sold or repledged was $286.5 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of Private Client Group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's legal reserves policy under "Critical Accounting Policies and Estimates"; see also "Legal Proceedings." In addition, the Company is subject to potentially sizable adverse legal judgments or arbitration awards, and non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation by the SEC, the NASD, the NYSE, and state securities regulators in the different jurisdictions in which it conducts business. The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has legal exposure. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corporation
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 16, 2007

Consolidated Statements of Financial Condition

	(dollars in thousands)	December 31, 2006	December 31, 2005
Assets	Cash and cash equivalents	$ 20,982	$ 12,529
	Cash segregated under federal and other regulations	18	6
	Securities purchased under agreements to resell	156,145	65,599
	Receivable from brokers and dealers:
	Securities failed to deliver	36,232	9,137
	Deposits paid for securities borrowed	35,646	56,278
	Clearing organizations	62,342	24,553
		134,220	89,968
	Receivable from customers, net of allowance for doubtful receivables of $307 and $204, respectively
		274,269	259,389
	Securities owned, at fair value	80,587	105,514
	Securities owned and pledged, at fair value	250,432	135,211
		331,019	240,725
	Investments	49,465	46,628
	Memberships in exchanges	168	275
	Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $30,713 and $26,026, respectively

		14,353	11,422
	Goodwill	15,861	3,310
	Intangible assets, net of allowances for amortization of $1,608 and $793, respectively
		5,842	10,539
	Loans and advances to investment executives and other employees, net of allowance for doubtful receivables from former employees of $687 and $767, respectively

		24,517	21,105

	Deferred tax asset	8,988	10,336
	Other assets	48,927	70,170
	TOTAL ASSETS	$1,084,774	$842,001

See Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Condition (continued)

	(in thousands, except share amounts)	December 31, 2006	December 31, 2005
Liabilities and Stockholders' Equity	Liabilities:
	Short-term borrowings from banks	$195,600	$141,000
	Drafts payable	34,900	29,697
	Payable to brokers and dealers:
	Securities failed to receive	12,973	8,794
	Deposits received from securities loaned	86,018	89,039
	Clearing organizations	10,778	797
		109,769	98,630
	Payable to customers	128,676	78,456
	Securities sold, but not yet purchased, at fair value	203,376	146,914
	Accrued employee compensation	61,862	35,154
	Accounts payable and accrued expenses	31,947	59,875
	Debenture to Stifel Financial Capital Trust I	34,500	34,500
	Debenture to Stifel Financial Capital Trust II	35,000	35,000
	Other	24,598	24,598
		860,228	683,824
	Liabilities subordinated to claims of general creditors	4,281	3,084

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued
	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 12,025,404 and 10,296,279 shares, respectively	1,804	1,161

	Additional paid-in capital	125,165	75,225
	Retained earnings	94,651	80,279
		221,620	156,665
	Less:
	Treasury stock, at cost, 0 and 4,316 shares, respectively	- -	9
	Unearned employee stock ownership plan shares, at cost, 140,995 and 162,683 shares, respectively	1,355	1,563

		220,265	155,093

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,084,774	$842,001

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

		Years Ended December 31,
(in thousands, except per share amounts)		2006	2005	2004
Revenues	Commissions	$ 199,056	$ 107,976	$ 95,894
	Principal transactions	86,365	44,110	46,163
	Investment banking	82,856	55,893	57,768
	Asset management and service fees	57,713	43,476	35,504
	Interest	35,804	18,022	13,101
	Other	9,594	533	2,759
	Total revenues	471,388	270,010	251,189
	Less: Interest expense	19,581	6,275	4,366
	Net revenues	451,807	263,735	246,823
Non-interest Expenses	Employee compensation and benefits	329,703	174,765	157,314
	Occupancy and equipment rental	30,751	22,625	21,445
	Communications and office supplies	26,666	12,087	10,330
	Commissions and floor brokerage	6,388	4,134	3,658
	Other operating expenses	31,930	17,402	17,459
	Total non-interest expenses	425,438	231,013	210,206
	Income before income taxes	26,369	32,722	36,617
	Provision for income taxes	10,938	13,078	13,469
	Net income	$ 15,431	$ 19,644	$ 23,148
Earnings Per Common Share and Share Equivalents
	Net income per share:
	Basic earnings per share	$ 1.34	$ 2.00	$ 2.39
	Diluted earnings per share	$ 1.11	$ 1.56	$ 1.88
	Average common shares and share equivalents used in determining earnings per share:
	Basic shares outstanding	11,513	9,828	9,702
	Diluted shares outstanding	13,909	12,586	12,281

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

					Treasury Stock and Unearned Employee Stock Ownership Plan
			Additional Paid-In Capital
(in thousands,	Common Stock			Retained Earnings
except share amounts)	Shares	Amount			Shares	Amount	Total
Balance at December 31, 2003	7,675,781	$1,152	$56,939	$51,168	(763,185)	$(9,214)	$100,045
Purchase of treasury shares	--	--	--	--	(370,478)	(9,166)	(9,166)
Employee stock ownership plan	--	--	184	--	17,623	208	392
Employee benefit plans	--	--	2,310	(603)	481,252	6,434	8,141
Stock options exercised	--	--	(1,378)	(185)	244,460	3,953	2,390
Units amortization	--	--	6,364	--	--	--	6,364
Dividend reinvestment	--	--	--	--	5	1	1
4-for-3 Stock Split	2,558,419	--	--	(3)	(136,250)	--	(3)
Net income for the year	--	--	--	23,148	--	--	23,148
Balance at December 31, 2004	10,234,200	1,152	64,419	73,525	(526,573)	(7,784)	131,312
Purchase of treasury shares	--	--	--	--	(587,088)	(14,103)	(14,103)
Employee stock ownership plan	--	--	344	--	21,688	208	552
Employee benefit plans	36,958	5	2,246	(9,616)	682,667	14,378	7,013
Stock options exercised	25,121	4	(15)	(3,274)	242,306	5,729	2,444
Units amortization	--	--	8,231	--	--	--	8,231
Net income for the year	--	--	--	19,644	--	--	19,644
Balance at December 31, 2005	10,296,279	1,161	75,225	80,279	(166,999)	(1,572)	155,093
Purchase of treasury shares	--	--	--	--	(525,571)	(17,096)	(17,096)
Employee stock ownership plan	--	--	590	--	21,688	208	798
Employee benefit plans	563,182	468	(31,915)	(239)	463,650	15,543	(16,143)
Stock options exercised	113,723	17	1,361	(820)	66,237	1,562	2,120
Units amortization	--	--	32,583	--	--	--	32,583
Private Placement	1,052,220	158	35,899	--	--	--	36,057
Excess tax benefit	--	--	11,422	--	--	--	11,422
Net income for the year	--	--	--	15,431	--	--	15,431
Balance at December 31, 2006	12,025,404	$1,804	$125,165	$94,651	(140,995)	$ (1,355)	$220,265

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

		Years Ended December 31,
	(in thousands)	2006	2005	2004
Cash Flows From Operating Activities	Net income	$ 15,431	$ 19,644	$ 23,148
	Noncash items included in earnings:
	Depreciation and amortization	7,257	5,436	4,151
	Loans and advances amortization	7,806	7,476	5,799
	Deferred taxes and other	642	(1,615)	(876)
	Compensation related to the private placement	9,751	- -	- -
	Stock based compensation	33,932	8,785	6,756
	(Gains) losses on investments	(8,696)	1,151	(1,123)
		66,123	40,877	37,855
	Decrease (increase) in operating receivables:
	Customers	(14,880)	(58,086)	54,196
	Brokers and dealers	(44,252)	(51,545)	(3,445)
	(Decrease) increase in operating payables:
	Customers	50,220	17,088	17,265
	Brokers and dealers	13,041	(4,324)	89
	Decrease (increase) in assets:
	Cash segregated under federal and other regulations	(12)	- -	(1)
	Securities purchased under agreements to resell	(90,546)	(65,599)	- -
	Securities owned, including those pledged	(90,294)	(212,705)	(3,605)
	Loans and advancements to investment executives and other employees	(11,218)	(11,976)	(6,352)
	Excess tax benefit associated with stock based awards	(11,422)	- -	- -
	Other assets	32,985	(6,313)	(3,599)
	(Decrease) increase in liabilities:
	Securities sold, not yet purchased	56,462	134,596	6,279
	Drafts payable, accounts payable and accrued expenses, and accrued employee compensation	(10,885)	12,389	4,037
	Cash From Operating Activities	$(54,678)	$(205,598)	$102,719

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		Years Ended December 31,
	(in thousands)	2006	2005	2004
	Cash From Operating Activities -- From Previous Page
		$(54,678)	$(205,598)	$102,719
Cash Flows From Investing Activities	Proceeds from sale or maturity of other investments	74,444	14,649	3,623
	Payments for:
	Purchase of MJSK	(8,220)	--	--
	Purchase of LM Capital Markets business, net of cash acquired	(1,023)	(21,299)	--
	Purchase of office equipment and leasehold improvements
		(7,572)	(4,797)	(3,729)
	Purchase of investments	(68,620)	(15,388)	(3,895)
	Cash From Investing Activities	(10,991)	(26,835)	(4,001)
Cash Flows From Financing Activities	Net proceeds (payments) for short-term borrowings from banks	54,600	141,000	(5,650)
	Securities loaned, net	(1,902)	61,014	(82,866)
	Reissuance of treasury stock	576	1,371	8,722
	Issuance of stock	995	209	--
	Issuance of debentures to Stifel Financial Capital Trust II	--	35,000	--
	Excess tax benefit associated with stock based awards	11,422	--	--
	Proceeds from private placement	26,306	--	--
	Payments for:
	Purchases of stock for treasury	(17,096)	(14,103)	(9,166)
	Principal payments under capital lease obligation	--	(41)	(151)
	Reduction of subordinated debt	(779)	(633)	(698)
	Cash From Financing Activities	74,122	223,817	(89,809)
	Increase (decrease) in cash and cash equivalents	8,453	(8,616)	8,909
	Cash and cash equivalents - beginning of year	12,529	21,145	12,236
	Cash and cash equivalents - end of year	$ 20,982	$ 12,529	$ 21,145

Supplemental disclosures of cash flow information:
Interest payments	$ 18,729	$ 5,657	$ 4,460
Income tax payments	$ 2,544	$ 15,770	$ 15,817
Schedule of Noncash Investing and Financing Activities:
Units, net of forfeitures	$ 88,091	$ 8,482	$ 6,908
Employee stock ownership shares	$ 208	$ 208	$ 208
Liabilities subordinated to claims of general creditors	- -	$ 1,391	$ 1,300

See Notes to Consolidated Financial Statements.

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, and related financial services throughout the United States. Although the Company has offices throughout the United States and three European cities, its major geographic area of concentration is in the Midwest, and Mid-Atlantic region. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries, principally Stifel Nicolaus. Stifel Nicolaus is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All material intercompany balances and transactions are eliminated in consolidation.

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

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

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

Securities Borrowing and Lending Activities

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash with the lender generally in excess of the market value of securities borrowed. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned generally on a daily basis, with additional collateral obtained or refunded as necessary. Substantially all of these transactions are executed under master netting agreements, which give the Company right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set off in the Company's Consolidated Statements of Financial Condition.

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

Investments

Investments on the Consolidated Statements of Financial Condition contain the Company's investments in securities that are marketable and securities that are not readily marketable. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost. The fair value of investments, for which a quoted market or dealer price is not readily available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $8,458 and $7,329 at December 31, 2006 and 2005, respectively. The marketable investments carried at fair value were $20,504 and $19,990 at December 31, 2006 and 2005 respectively. Investments carried at accreted cost were $20,503 and $19,309, at December 31, 2006 and 2005, respectively (See Note O).

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, SFAS No. 123R applies to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, prior period amounts have not been restated to reflect the impact of SFAS No. 123R.

In the twelve months of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $551. Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $11,422 related to excess tax benefits from stock-based awards.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related interpretations to account for its employees' participation in the Company's stock plans. Based on the provisions of the plans, no compensation expense has been recognized for options issued under these plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option and the Employee Stock Purchase Plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

	Years Ended December 31,
	2005	2004
Net income
As reported	$19,644	$23,148
Add: Stock-based employee compensation expense included in reported net income, net of related tax	9,273	7,325
Deduct: Total stock-based employee compensation expense determined under SFAS 123 (1)	(9,892)	(7,870)
Pro forma	$19,025	$22,603
Basic earnings per share
As reported	$ 2.00	$ 2.39
Pro forma	$ 1.94	$ 2.33
Diluted earnings per share
As reported	$ 1.56	$ 1.88
Pro forma	$ 1.51	$ 1.85

  In 2004, the Company amended its Employee Stock Purchase Plan ("ESPP") and under the provisions of FASB Statement No. 123, the amended plan is considered non-compensatory. There was no ESPP in 2005.

For the Company's pro forma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 0.00% for both years; expected volatility of 32.6% and 28.4%; risk-free interest rates of 3.94% and 3.41%; and expected lives of 5.79 years and 5.66 years.

Income Taxes

The provision for income taxes and related tax reserves is based on management's consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred taxes to amounts expected to be realized.

Comprehensive Income

The Company had no other comprehensive income items; accordingly, net income and other comprehensive income are the same.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. The Company does not amortize goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, management estimates the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected July 31st as its annual impairment testing date.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets("SFAS No.144").

Office Equipment and Leasehold Improvements

Amortization of assets under capital lease is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the remaining term of the lease. Depreciation of office equipment is provided over estimated useful lives of three to seven years using accelerated methods. Office equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or group may not be fully recoverable in accordance with SFAS No. 144.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the Company's Consolidated Financial Statements.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements("SAB 108"). SAB 108 provides guidance on the consideration of prior misstatements in determining whether the current year's financial statements are materially misstated. In providing this guidance, the SEC staff references both the "iron curtain" and "rollover" approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year's statement of financial condition would be affected in correcting misstatement without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year's statement of operation. The SEC staff indicated that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financial for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of SAB 108 did not have a material impact on the Company's Consolidated Financial Statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 00-19-2 to have a material impact on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have, if any, on the Company's Consolidated Financial Statements.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE B - Cash Segregated Under Federal and Other Regulations

At December 31, 2006 and 2005, cash of $17 and $6, respectively, has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Exchange Act. Stifel Nicolaus performs a weekly reserve calculation for proprietary accounts of introducing brokers ("PAIB"), for two introducing brokers which includes accounts of an affiliated introducing broker, Century Securities Associates, Inc. ("CSA"). At December 31, 2006 and 2005, no deposit was required. Cash of $1 has been segregated in a reserve account at December 31, 2006 for the exclusive benefit of PAIB.

NOTE C - Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased at December 31, 2006 and 2005, are as follows:

	December 31, 2006		December 31, 2005
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 152,182	$ 190,963	$ 104,435	$ 143,569
State and municipal bonds	54,811	16	55,733	427
Corporate obligations	115,159	10,831	55,686	1,056
Corporate stocks	8,867	1,566	24,871	1,862
	$331,019	$203,376	$240,725	$146,914

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Securities owned and pledged, at fair value" in the Consolidated Statements of Financial Condition.

NOTE D - Short-Term Financing

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the Consolidated Statements of Financial Condition. Available ongoing credit arrangements with banks totaled $605,000 at December 31, 2006, of which $409,400 was unused. There are no compensating balance requirements under these arrangements. At December 31, 2006, short-term borrowings from banks were $195,600 at an average rate of 5.63%, which were collateralized by company-owned securities valued at $250,432. At December 31, 2005, short-term borrowings from banks were $141,000 at an average rate of 4.40%, of which $18,250 were collateralized by customer-owned securities of $77,095. The remaining short-term borrowings of $122,750 were collateralized by company-owned securities valued at $135,211. The average bank borrowing was $148,683, $5,607, and $3,672 in 2006, 2005, and 2004, respectively, at weighted average daily interest rates of 5.36%, 3.09%, and 1.74%, respectively. At December 31, 2006 and 2005, Stifel Nicolaus had a stock loan balance of $86,018 and $89,039, respectively, at weighted average daily interest rates of 5.01% and 4.15%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $114,913, $52,193, and $81,635 in 2006, 2005, and 2004, respectively, at weighted average daily effective interest rates of 4.85%, 2.39%, and 1.37%, respectively. Customer owned securities were utilized in these arrangements.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE E - Commitments and Contingencies

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2006, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation ("OCC"), the Company had pledged customer-owned securities valued at $31,505, at December 31, 2006. The amounts on deposit satisfied the minimum margin deposit requirement of $27,205.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had deposited $5,400 in cash, at December 31, 2006. The amounts on deposit satisfied the minimum margin deposit requirement of $4,101.

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

The future minimum rental and third-party vendor service commitments at December 31, 2006, with initial or remaining non-cancelable terms in excess of one year, some of which contain escalation clauses and renewal options, are as follows:

Year Ended December 31	Operating Leases and Service Agreements
2007	$17,473
2008	15,435
2009	12,680
2010	10,674
2011	7,827
Thereafter	27,974
Minimum Commitments	$92,063

Rental expense for the years ended December 31, 2006, 2005, and 2004, approximated $15,197, $10,508, and $11,025, respectively. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the lease.

Amortization and depreciation expense of owned furniture and equipment, leasehold improvements, and assets under capital lease for 2006, 2005, and 2004 was $4,948, $3,723, and $2,931, respectively.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE F - Net Capital Requirements

As a registered broker-dealer, Stifel Nicolaus is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which requires the maintenance of minimum net capital, as defined. Stifel Nicolaus has elected to use the alternative method permitted by the Rule that requires maintenance of minimum net capital equal to the greater of $1,000 or 2% of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. Another subsidiary, CSA, is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At December 31, 2006, Stifel Nicolaus had net capital of $134,369, which was 43.32% of aggregate debit items and $128,166 in excess of minimum required net capital. CSA had net capital of $3,036, which was $2,871 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2006, SN Ltd's capital and reserves were $8,405 which was $3,728 in excess of the financial resources requirement under the rules of the FSA.

NOTE G - Acquisitions

On December 1, 2005, the Company closed on the acquisition of the LM Capital Markets, whose results have been included in the Company's Consolidated Financial Statements since that date, from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. The LM Capital Markets business acquired by the Company includes the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Departments of LMWW and employed 429 professional and support staff who became employees of the Company on December 1, 2005. The acquisition was made to grow the Company's business and in particular the Company's Capital Markets business leveraging the skill set of the LM Capital Markets associates. Under the terms of the agreement, the Company paid Citigroup Inc. an amount equal to the net book value of assets being acquired of $12,178 plus a premium of $7,000 paid in cash at closing with the balance of up to an additional $30,000 in potential earn-out payment by the Company to Citigroup Inc., based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets for calendar years 2006, 2007, and 2008. Such payments, if any, will be accounted for as additional purchase price. Additionally, the Company assumed $34,191 in Accrued Employee Compensation for which a receivable, from Citigroup Inc., for the same amount was included in Other Assets on the Consolidated Statement of Financial Condition as of December 31, 2005. In addition in December of 2005, the Company acquired $45,900 in net securities inventories associated with the LM Capital Markets in a broker to broker trade with LMWW. For calendar year 2006, the Company recorded an earn-out liability of $360.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE G - Acquisitions (continued)

The following is unaudited pro forma financial data for the combined operations, assuming the transaction had taken place on January 1 of each year.

Years Ended	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)
Total revenues	$460,260	$494,513
Net income	$ 13,147	$ 30,069
Diluted earnings per share	$0.85	$2.07
Diluted weighted average shares outstanding	15,446	14,538

The above unaudited pro forma data excludes reductions of certain administrative allocations by Legg Mason which as a result of synergies of the combined operations, management believes, will be significantly reduced. In addition, for each period presented, the Company included compensation expense of $22,443 and $9,751 associated with the issuance of restricted stock units and the discounted offering price on its private placement respectively to key associates of the LM Capital Markets. These results do not purport to be indicative of the results which actually would have occurred.

A summary of the fair values of the net assets acquired as of December 1, 2005, based upon the final purchase price allocation, is as follows:

Cash	$ 325
Investments	12,275
Furniture & fixtures	1,513
Accounts receivables	35,123
Prepaid expenses	623
Goodwill	8,202
Intangible assets	2,255
Total assets acquired	60,316
Accounts payables	2,643
Accrued expenses	35,026
Total liabilities assumed	37,669
Net assets acquired	$ 22,647

The goodwill and intangible assets of $10,457 were assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $8,366 and $2,091, respectively. The total amount of goodwill and intangible assets of $10,457 is deductible for tax purposes.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE G - Acquisitions (continued)

On December 5, 2006, the Company closed on the acquisition of the private client business and purchased certain assets and assumed certain lease obligations of Miller Johnson Steichen and Kinnard ("MJSK"), a privately held broker dealer. Under the terms of the agreement the Company paid $7,780 in cash. In addition the Company paid $440 for transfer and legal fees. Eighty-four former employees of MJSK became employees of the Company on December 5, 2006. The acquisition was made to continue to grow the Company's Private Client business. In addition in January 2007, Stifel Nicolaus issued approximately $4,133 in upfront notes and approximately $493 in Company restricted stock units to certain investment executives. The summary of the fair values of the net assets acquired as of December 5, 2006, based upon the current valuation estimate, is as follows: Customer list of $2,296, goodwill of $4,846, non-compete agreements of $734, and fixed assets of $344. The customer list will be amortized over a ten-year period and the non-compete agreements will be amortized over a five-year period.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of MJSK are included in the Company's Consolidated Statements of Operations from the date of acquisition.

NOTE H - Goodwill and Intangible Assets

The Company completed an annual goodwill impairment test as of July 31 in each of the years ended December 31, 2006, 2005, and 2004 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's testing did not indicate any impairment of the carrying value of goodwill.

As a result of the finalization of the LM Capital Markets purchase price allocation, $7,178 classified as intangible assets at December 31, 2005 was transferred to goodwill in the current year.

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2005	$ 454	$ 1,676	$ 1,180	$ 3,310
Acquisitions/purchase price adjustments	4,846	818	205	5,869
Transfers	- -	5,743	1,435	7,178
Sale/disposal	- -	(496)	- -	(496)
Impairment losses	- -	- -	- -	- -
Balance at December 31, 2006	5,300	7,741	2,820	15,861

Intangible Assets
Balance at December 31, 2005	566	8,086	1,887	10,539
Net additions	2,934	362	- -	3,296
Transfers	- -	(5,743)	(1,435)	(7,178)
Amortization of intangible assets	(212)	(570)	(33)	(815)
Impairment losses	- -	- -	- -	- -
Balance at December 31, 2006	3,288	2,135	419	5,842
Total goodwill and intangible assets	$ 8,588	$ 9,876	$ 3,239	$ 21,703

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE H - Goodwill and Intangible Assets (continued)

The changes in goodwill during the year ended December 31, 2006 include adjustments due to the finalization of the allocation of purchase price related to the LM Capital Markets acquisition, the acquisition of MJSK, and the sale of Macroeconomic Advisors LLC.

Intangible assets consist of acquired customer lists and non-compete agreements that are amortized to expense over their contractual or determined useful lives. The gross and accumulated amortization balances of intangibles are as follows:
	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$5,914	$1,022	$4,892	$10,647	$647	$10,000
Non-compete agreements	1,536	586	950	685	146	539
Total amortized intangible assets	$7,450	$1,608	$5,842	$11,332	$793	$10,539

Aggregate amortization expense related to intangible assets was $815, $291, and $93 for each of the years ended December 31, 2006, 2005, and 2004 respectively. Estimated annual amortization expense for the next five years is: 2007 - $1,178; 2008 - $1,119; 2009 - $704; 2010 - $582; and 2011 - $519.

NOTE I - Employee Benefit Plans

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Effective January 1, 2006, contributions to the PSP were based upon a Company match of 50% of the employees' first two thousand dollars in annual contributions. For 2005 and 2004, the company match was 50% of the employees' first one thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 333,333 shares of the Company's common stock. The amounts charged to employee compensation and benefits for the PSP were $1,233, $626, and $419, for 2006, 2005, and 2004, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Company on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $175) to total compensation. In 1997, the Company purchased 330,750 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Company and the ESOP. At December 31, 2006, the plan held 451,622 shares, of which 140,995 shares, with a fair value of $5,531, were unallocated. The Company charged to employee compensation and benefits $798, $553, and $392 for the ESOP contributions for 2006, 2005, and 2004, respectively.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE J - Stock-Based Compensation Plans

The Company has several stock-based compensation plans, which are described below. All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the Plans, determine to whom awards may be granted under the Plans, and determine the terms of each award.

Stock Option/Incentive Award Plans

The Company has four incentive stock award plans. Under the Company's 1997 and 2001 Incentive Stock Plans, the Company may grant incentive stock options, stock appreciation rights, restricted stock, performance awards, and stock units up to an aggregate of 8,748,659 shares. Options under these plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The options generally vest ratably over a three- to five-year vesting period. The Company has also granted stock options to external board members under a non-qualified plan and the "Equity Incentive Plan for Non-Employee Directors." Under the Equity Incentive Plan for Non-Employee Directors, the Company may grant stock options and stock units up to 200,000 shares. The exercise price of the option is equal to market value at the date of the grant and are exercisable six months to one year from date of grant and expire ten years from date of grant. Under the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for Investment Executives, the Company authorized 933,333 stock units to be granted under the plan.

As of December 31, 2006, there was $1,671 of total unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.39 years.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE J - Stock-Based Compensation Plans (continued)

The summary of the status of the Company's stock option plans as of December 31, 2006, 2005, and 2004, and changes during the years ended on those dates is presented below:

	2006		2005		2004
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
Options	Shares		Shares		Shares
Outstanding at beginning of year	1,665,363	$ 9.95	1,869,121	$ 8.85	2,204,187	$ 8.50
Granted	45,000	39.06	93,208	26.90	55,164	19.24
Exercised	(179,960)	8.73	(267,426)	8.12	(317,795)	8.09
Forfeited	(17,729)	12.96	(29,540)	10.37	(72,435)	9.56
Outstanding at end of year	1,512,674	$ 10.92	1,665,363	$ 9.95	1,869,121	$ 8.85
Options exercisable at year-end	1,237,310		1,243,972		1,195,395
Weighted-average fair value of options granted during the year	$15.61		$10.51		$6.54

The total intrinsic value of options exercised was $5,119, $5,285 and $3,376, for 2006, 2005 and 2004 respectively. The total fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was $6,611, $7,581, and $6,605, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.70 $7.46	246,831	2.13	$ 7.09	246,831	$ 7.09
7.50 - 7.80	214,597	4.76	7.78	181,673	7.78
7.83 - 8.12	246,519	2.64	7.95	246,519	7.95
8.16 - 8.69	319,447	5.09	8.48	258,803	8.45
8.70 - 11.48	219,217	3.41	9.67	189,915	9.67
13.89 - 22.23	186,855	7.57	17.52	106,727	17.57
37.59 - 39.23	79,208	9.47	38.42	6,842	37.59
$4.70 - $39.23	1,512,674	4.45	$ 10.92	1,237,310	$ 9.11

The weighted-average fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 34.7%; risk-free interest rates of 4.71%; and expected lives of 5.37 years.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE J - Stock-Based Compensation Plans (continued)

The total option compensation cost recognized during 2006 was $551. There was no option compensation costs recognized during 2005 or 2004. The Company received cash in the amounts of $1,571, $2,165 and $2,572 from the exercise of stock options during 2006, 2005, and 2004, respectively. The total tax benefit related thereto was $2,004, $2,110, and $1,594 for 2006, 2005, and 2004, respectively.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan ("ESPP"), the Company was authorized to issue up to 266,667 shares of common stock, to its full-time employees, nearly all of whom were eligible to participate. Under the terms of the ESPP, employees could choose each year to have a specified percentage of their compensation withheld in 1% increments not to exceed 10%. The participant could also specify a maximum dollar amount to be withheld. At the beginning of every year, each participant was granted an option to purchase up to 1,333 shares of common stock at a price equal to the lower of 85% of the beginning-of-year or end-of-year fair market value of the common stock. In 2004, the 2003 ESPP was amended and the employees elected monthly to purchase a minimum of 5 shares to a maximum of 1,333 shares, not to exceed 1,333 shares for the calendar year. At the beginning of every month, each participant was granted an option to purchase up to 1,333 shares of common stock at a price equal to the lower of 95% of the beginning-of-month or end-of-month fair market value of the common stock. On January 1, 2005 the Company cancelled the ESPP. Approximately 32% to 36% of eligible employees participated in the ESPP in 2004. Under the ESPP, the Company granted 266,661 shares to employees in 2004.

Stock Units

A stock unit represents the right to receive a share of common stock from the Company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. As of December 31, 2006, there were 1,993,386 units outstanding under this deferred compensation plan. The Company charged $26,214, $3,644, and $2,766 to employee compensation and benefits relating to units granted under this plan for 2006, 2005, and 2004, respectively.

Stifel Nicolaus has a deferred compensation plan for its investment executives ("I.E.s") who achieve certain levels of production, whereby a certain percentage of their earnings is deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by the I.E.s. Investment executives may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. I.E.s have no ownership in the mutual funds. Included on the Consolidated Statements of Financial Condition under the caption "Investments" are $6,149 in 2006 and $4,539 in 2005 in mutual funds that were purchased by the Company to economically hedge its liability to the I.E.s that choose to base the performance of their return on the index mutual fund option. I.E.s may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain I.E.s, upon joining the firm, may receive Company stock units in lieu of transition cash payments. Deferred compensation for both plans cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of December 31, 2006, there were 1,700,073 units outstanding under this deferred compensation plan. Charges to employee compensation and benefits related to these plans were $7,506, $5,308, and $4,300 for 2006, 2005, and 2004, respectively.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE J - Stock-Based Compensation Plans (continued)

Under the Equity Incentive Plan for Non-Employee Directors, the Company granted stock units to non-employee directors that elected to defer their director compensation. Participants that elected to defer their compensation were given a 25% matching contribution by the Company. Beginning in May 2004, all directors' compensation is deferred without a matching contribution by the Company. These units are 100% vested and are distributable after five full calendar years. Directors' fees are expensed on the grant date. As of December 31, 2006, there were 87,041 units outstanding under this plan. The Company charged $498, $320, and $259 to directors' fees relating to units granted under this plan for 2006, 2005, and 2004, respectively.

The summary of the status of the Company's stock units as of December 31, 2006, 2005, and 2004, and changes during the years ending on those dates is presented below:

	2006		2005		2004
		Average Grant Price		Average Grant Price		Average Grant Price
Stock Units	Shares		Shares		Shares
Outstanding at beginning of year	2,943,496		3,305,802		2,925,751
Granted	2,419,848	$ 37.34	511,103	$26.90	549,513	$19.24
Converted	(1,450,950)		(675,972)		(81,418)
Cancelled	(131,894)		(197,437)		(88,044)
Outstanding at end of year	3,780,500		2,943,496		3,305,802

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the LM Capital Markets. The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $22,443 net of forfeitures in 2006.

The total tax benefit for 2006, 2005, and 2004 related thereto was $9,419, $5,765 and $213, respectively.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE K - Legal Proceedings

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims and regulatory matters. Some of these claims seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines and penalties. Through counsel, the Company has asserted what it believes to be meritorious defenses in all significant litigation, arbitration and regulatory matters pending or threatened against the Company. Management, based on its understanding of the facts and after consultation with counsel, reasonably estimates and appropriately records loss reserves. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the consolidated Statements of Financial Condition of the Company. However, there can be no assurances that the ultimate resolution of these proceedings and claims will not exceed the estimated loss reserves as determined by management, and the outcome and timing of any particular matter may be material to the operating results for any particular period depending on the operating results for that period.

NOTE L - Off-Balance Sheet Credit Risk

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

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE L - Off-Balance Sheet Credit Risk (continued)

The Company has accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2006, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $531,545, and the fair value of the collateral that had been sold or repledged was $286,470.

Concentrations of Credit Risk

The Company maintains margin and cash security accounts for its customers located throughout the United States. The majority of the Company's customer receivables are serviced by branch locations in the Midwest.

NOTE M - Debenture to Stifel Financial Capital Trusts

On April 25, 2002, Stifel Financial Capital Trust I (the "Trust I"), a Delaware Trust and non-consolidated wholly- owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities for $34,500 (net proceeds of approximately $32,900 after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust I. The debenture bears the same terms as the trust preferred securities. The trust preferred securities may be redeemed by the Company, and in turn, the Trust would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly.

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

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE N - Liabilities Subordinated to Claims of General Creditors

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

	Distribution January 31,
Plan Year		Amount
2001	2007	$ 720
2002	2008	914
2003	2009	1,300
2004	2010	1,391
		4,325
	Unamortized expense	(44)
		$ 4,281

At December 31, 2006, the fair value of the liabilities subordinated to claims of general creditors using interest rates commensurate with borrowings of similar terms was $3,600.

NOTE O - Investments in Qualified Missouri Businesses

The Company formed two Limited Liability Corporations, referred to collectively as the "LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's Consolidated Statements of Financial Condition under the caption "Other" liabilities. Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. These securities, carried at accreted cost of $20,503 and $19,309 at December 31, 2006 and 2005, respectively, are held to maturity and are included under the caption "Investments." The fair value of the securities is $21,187 and $20,445 at December 31, 2006 and 2005, respectively. The remaining proceeds were invested in qualified Missouri businesses.

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These securities, valued at approximately $2,425 and $2,531 at December 31, 2006 and 2005, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE P - Income Taxes

The Company's provision (benefit) for income taxes consists of:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$ 7,904	$ 13,163	$ 12,669
State	1,686	2,614	2,912
	9,590	15,777	15,581
Deferred:
Federal	1,111	(2,252)	(1,717)
State	237	(447)	(395)
	1,348	(2,699)	(2,112)
	$10,938	$13,078	$13,469

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2006	2005	2004
Federal tax computed at statutory rates	$ 9,229	$ 11,452	$ 12,816
State income taxes, net of federal income tax benefit	1,247	1,409	1,514
Settlement of a state tax matter	- -	- -	(1,000)
Other, net	462	217	139
Provision for income taxes	$10,938	$13,078	$13,469

The effective tax rates for the years ended December 31, 2006, 2005, and 2004 were 41.5%, 40.0%, and 36.8%, respectively. The change in 2004 was due to a $1,000 tax benefit recorded in that year resulting from the settlement of a state tax matter covering a number of years. Excluding the $1,000 tax benefit, the Company's effective tax rate for the year ending December 31, 2004 was 39.5%.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE P - Income Taxes (continued)

The net deferred tax asset consists of the following temporary differences:

		December 31, 2006	December 31, 2005
Deferred Tax Asset	Accruals not currently deductible	$ 973	$ 2,140
	Deferred compensation	9,263	6,439
	Acquired net operating loss	417	520
	Deferred revenue	25	32
	Office equipment and leasehold improvements	490	112
	Investment valuation	- -	1,530
	Reserve for bad debt	432	381
	Deferred Tax Asset	11,600	11,154
Deferred Tax Liability	Investment valuation	(1,304)	--
	Prepaid expenses	(1,192)	(789)
	Intangible assets and goodwill amortization	(116)	(29)
	Deferred Tax Liability	(2,612)	(818)
	Net Deferred Tax Asset	$8,988	$10,336

During 2006, the Company utilized gains from its investment portfolio to extinguish a capital loss carry forward of $2,200. The Company also has acquired a net operating loss that is utilized for tax purposes over ten years and will expire in 2010.

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

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE Q - Segment Reporting

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets acquisition; and general administration.

Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows:

	Years ended December 31,
	2006	2005	2004
Net Revenues
Private Client Group	$231,364	$197,356	$187,477
Equity Capital Markets	150,038	43,415	38,855
Fixed Income Capital Markets	53,570	18,155	16,630
Other	16,835	4,809	3,861
Total Net Revenues	$451,807	$263,735	$246,823
Operating Contributions
Private Client Group	$ 50,218	$ 48,157	$ 47,965
Equity Capital Markets	31,959	13,626	12,480
Fixed Income Capital Markets	10,620	2,361	2,977
Other/Unallocated Overhead	(66,428)	(31,422)	(26,805)
Income before income taxes	$ 26,369	$ 32,722	$ 36,617

Information regarding net revenue by geographic area for 2006, 2005 and 2004 is as follows:

	Years ended December 31,
	2006	2005	2004
Net Revenues
United States	$435,894	$263,033	$246,823
United Kingdom	10,602	417	- -
Other European	5,311	285	- -
Total Net Revenues	$451,807	$263,735	$246,823

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE R - Earnings per Share

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

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share:

	Years Ended December 31,
	2006			2005			2004
			Per Share Amount			Per Share Amount			Per Share Amount
	Income	Shares		Income	Shares		Income	Shares
Basic Earnings Per Share
Income available to shareholders	$15,431	11,513,290	$1.34	$19,644	9,827,734	$2.00	$23,148	9,701,699	$2.39
Effect of Dilutive Securities
Employee benefits plans	--	2,395,226	--	--	2,758,200	~~--~~	--	2,579,794	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions
	$15,431	13,908,516	$1.11	$19,644	12,585,934	$1.56	$23,148	12,281,493	$1.88

NOTE S - Stockholders' Equity

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

The Company repurchased 367,304, 332,030, and 472,872 shares for the years ending December 31, 2006, 2005, and 2004, respectively, using existing board authorizations, at average prices of $32.26, $20.94 and $19.38 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 158,267 shares in 2006. The Company reissued 529,887, 924,974, and 942,615 shares for the years ending December 31, 2006, 2005, and 2004, respectively, for employee benefit plans. In 2006, the Company issued 1,729,125 new shares for employee benefit plans. Under existing board authorizations, the Company is permitted to buy an additional 1,711,807 shares.

On January 23, 2006, the Company completed a private placement of 1,052,220 shares of its common stock at $25.00 per share. The shares were purchased by key associates of the LM Capital Markets business. The Company was required to charge to compensation the difference of $25.00 per share and the grant date fair value, as determined in accordance with SFAS No. 123R, of $34.27 per share. As a result, the Company incurred a compensation charge of $9,751 in January 2006.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE T - Impact of the NYSE/Archipelago Merger

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). As a result of the merger, the Company received $370 in cash, and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. On May 5, 2006, the Company sold 51,900 shares of NYSE Group through a secondary public offering. The Company received cash proceeds of $3,128 or $60.27 per share which represented the fixed offering price.

The Company recorded a net gain of $5,520 which is included in Other revenues in the Consolidated Statements of Operations for the year ended December 31, 2006. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse.

NOTE U - Subsequent Events

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Ryan Beck will continue to operate as a separate broker-dealer until after all existing branches of Ryan Beck are converted to Stifel Nicolaus. Under the terms of the agreement, the Company paid initial consideration of $2,653 in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to and two days subsequent to the deal announcement date of January 9, 2006 for a total initial consideration of $105,181. In addition the Company will issue five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share, pending shareholder approval. If shareholder approval is not obtained by June 30, 2007, the Company will pay $20,000 cash in lieu of the warrants. The estimated value of the warrants on date of announcement using the Black-Scholes pricing model was $8,530. The cash portion of the purchase price was funded from cash generated from operations. In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25,000 for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. In addition to the transaction consideration described above, the Company has agreed to establish a retention program for the certain associates of Ryan Beck valued at approximately $42,000 consisting of cash and Company common stock and to fund $7,000 of change in control payments for certain executives of Ryan Beck. The Company has filed a preliminary proxy statement which would seek approval from the holders of its shares of common stock to increase the number of shares of Company common stock available for the retention program, as well as for the warrants and the contingent earn-out payments, in the event the Company elects to make the contingent earn-out payments in shares of its common stock. If shareholders do not approve the additional shares for the issuance of warrants, the Company will make the contingent payments in cash.

On February 1, 2007, the Company entered into a loan agreement and promissory note with the Mayor and City Council of Baltimore, whereby the Company will borrow $750 to construct leasehold improvements and purchase furniture, fixtures, and equipment at the leasehold premises in downtown Baltimore for the Company's Baltimore operations. The promissory note has a fixed rate interest of 2.0% with interest only payments commencing on March 1, 2007 and continuing through February 1, 2011. Commencing March 1, 2011 and continuing through February 1, 2017, the Company will be required to pay principal and interest payments with a final balloon payment due at maturity on February 1, 2017 in the amount of $367.

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE U - Subsequent Events (continued)

On November 20, 2006, the Company, and its wholly-owned subsidiary, FSFC Acquisition Co., entered into an Agreement and Plan of Merger with First Service Financial Company, ("First Service"), pursuant to which the Company will acquire First Service and its wholly-owned bank subsidiary, FirstService Bank, by means of the merger of FSFC Acquisition Co. with and into First Service. The total consideration payable by the Company in the merger for all of the outstanding shares of First Service is approximately $37,900. The Company is seeking approval from the Federal Reserve to become a bank holding company and financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The merger is anticipated to close in the second quarter of 2007.

* * * * *

Quarterly Results

Quarterly Operating Results (Unaudited)
			Earnings Before Income Taxes	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
		Net Revenues
(in thousands, except per share amounts)	Revenue
Year 2006 By Quarter
First(1)	$113,594	$109,531	$783	$476	$0.04	$0.04
Second(1)	107,351	102,667	3,973	2,298	0.20	0.16
Third(1)	115,238	109,816	9,241	5,424	0.47	0.39
Fourth(1)	135,205	129,793	12,372	7,233	0.63	0.51
Year 2005 By Quarter
First	$61,293	$60,188	$7,264	$4,358	$0.44	$0.35
Second	65,211	63,971	9,305	5,620	0.58	0.46
Third	65,400	63,858	8,149	4,896	0.50	0.39
Fourth(2)	78,106	75,718	8,004	4,770	0.48	0.38

(1) Quarterly results in 2006 include pre-tax acquisition related charges, principally stock based compensation, related to the LM Capital Markets acquisition of $17.8 million, $8.3 million, $7.3 million, and $8.0 million in the first, second, third, and fourth quarters, respectively.

(2) Fourth quarter 2005 results include $3.3 million in pre-tax acquisition related charges, primarily severance, related to the LM Capital Markets acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2006, the management of the Company, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, evaluated the Company's disclosure controls and procedures as specified in the SEC's rules and forms. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Kruszewski and Zemlyak determined that such controls and procedures were effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

On December 5, 2006, the Company closed on the acquisition of the private client business and purchased certain assets and assumed certain lease obligations of Miller Johnson Steichen and Kinnard ("MJSK"), a privately held broker-dealer. As permitted under Section 404 of the Sarbanes-Oxley Act, the Company excluded MJSK from the scope of the internal control evaluation. MJSK represented less than 1% of the Company's consolidated net revenues for the year ended December 31, 2006.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, as stated in their report, appearing on page 83, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corporation
St. Louis, Missouri

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Stifel Financial Corp. and subsidiaries (the "Company")] maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 16, 2007

Changes in Internal Control Over Financial Reporting

Further, other than described above, there were no significant changes in the Company's internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and the Company's Code of Ethics is contained in "Election of Directors," included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the executive officers is contained in "Item 4a. Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2006 Annual Meeting of Stockholders.

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

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors. Information regarding nominating director candidates is contained in "Nominating/Corporate Governance" included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company has a separately-designated standing Audit Committee/Finance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee/Finance Committee are Bruce A. Beda (Chairman), Robert J. Baer, John P. Dubinsky, Richard F. Ford, and James. M. Oates, each of whom is independent as independence for audit committee members is defined under New York Stock Exchange listing standards applicable to the Company. The Company's Board of Directors has determined that Bruce A. Beda is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors ("Executive Compensation"), as well as "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" is contained in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,700,052	$ 19.38	1,459,159
Equity compensation plans not approved by stockholders	593,122	$ 16.39	N/A
Total	5,293,174	$ 19.04	1,459,159

On December 31, 2006, the total number of securities to be issued upon exercise of options and units consisted of 1,512,674 options and 3,780,500 units for a total of 5,293,174 shares. The equity compensation plans approved by the stockholders contained 1,491,764 options and 3,208,288 units for a total of 4,700,052 shares. The equity compensation plan not approved by the stockholders contained 20,910 options and 572,212 units for a total of 593,122 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2006 for equity compensation plans approved by the stockholders consists of 663,335 shares subject to options granted under the 1997 Stock Incentive Plan, 762,506 shares subject to options granted under the 2001 Incentive Stock Plan, and 65,923 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2006 for equity compensation plans approved by the stockholders consists of 89,221 shares that are subject to stock units granted under the 1997 Stock Incentive Plan, 3,032,026 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, and 87,041 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2006, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 220,381 shares under the 1997 Stock Incentive Plan, 1,213,778 shares under the 2001 Incentive Stock Plan and 25,000 shares under the Equity Incentive Plan for Non-Employee Directors for a total of 1,459,159 shares.

Equity compensation plans not approved by stockholders

The totals as of December 31, 2006 for equity compensation plans not approved by the stockholders include 572,212 shares that are subject to stock units granted to our investment executives and administrative employees who are not executive officers pursuant to a Wealth Accumulation Plan that was not approved by our stockholders nor funded by another stock-based compensation plan approved by our stockholders. There were no shares reserved for future grants or awards under this plan as of December 31, 2006.

The December 31, 2006 totals for plans not approved by the stockholders also include 20,910 shares that are subject to stock options granted to non-employee directors. These options were granted prior to the adoption of the Equity Incentive Plan for Non-Employee Directors. There were no shares reserved for future grants or awards under this plan as of December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in "Certain Relationships and Related Transactions," and "Director Independence" included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Independent Registered Public Accounting Firm," included in the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements are contained in Item 8 and made part hereof.
(2)	Consolidated Financial Statement Schedules:
Page

	Schedule II - Valuation and Qualifying Accounts	92

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits: See Exhibit Index on pages 93, 94 and 95 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 15th day of March 2007.

STIFEL FINANCIAL CORP.
(Registrant)

By /s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 15, 2007, in the capacities indicated.

/s/	Ronald J. Kruszewski Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/	James M. Zemlyak James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

/s/	Robert J. Baer Robert J. Baer	Director

/s/	Bruce A. Beda Bruce A. Beda	Director

/s/	Charles A. Dill Charles A. Dill	Director

/s/	John P. Dubinsky John P. Dubinsky	Director

/s/	Richard F. Ford Richard F. Ford	Director

/s/	Frederick O. Hanser Frederick O. Hanser	Director

/s/	Richard J. Himelfarb Richard J. Himelfarb	Director

/s/	Robert E. Lefton Robert E. Lefton	Director

/s/	Scott B. McCuaig Scott B. McCuaig	Director

/s/	Thomas P. Mulroy Thomas P. Mulroy	Director
/s/	James M. Oates James M. Oates	Director

/s/	Joseph A. Sullivan Joseph A. Sullivan	Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STIFEL FINANCIAL CORP. AND SUBSIDIARIES

(In Thousands)

Description	Balance at Beginning Of Period	Additions Charged to Costs And Expenses	Deductions (1)	Balance At End Of Period
Year Ended December 31, 2006
Deducted from asset account:
Allowances for doubtful accounts	$ 204	$ 143	$ 40	$ 307
Deducted from asset account:
Allowances for doubtful notes receivables	767	243	323	687
Year Ended December 31, 2005
Deducted from asset account:
Allowances for doubtful accounts	47	203	46	204
Deducted from asset account:
Allowances for doubtful notes receivables	782	242	257	767
Year Ended December 31, 2004
Deducted from asset account:
Allowances for doubtful accounts	82	41	76	47
Deducted from asset account:
Allowances for doubtful notes receivables	1,397	142	757	782

  Uncollected notes written off and recoveries.

EXHIBIT INDEX

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

Exhibit No.		Description
3.	(a)

Restated Certificate of Incorporation and as amended of Financial filed with the Secretary of State of Delaware on May31, 2001, incorporated herein by reference to Exhibit 3.(a) to Financial's Quarterly Report on Form 10-Q (File No. 001-9305) for the quarterly period ended June 30, 2001.

	(b)	Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3. (b)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for fiscal year ended July 30, 1993.
4.		Registration Rights Agreement dated February 28, 2007 of Financial, incorporated herein by reference to Financial's Current Report on Form 8-K/A (File No. 1-09305) filed March 6, 2007.
10.	(a)

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit10.2 to Financial's Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

	(b)	Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.
	I	Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999. *
	(d)(1)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 1997.*
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

	(h)	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *
	(i)(1)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *
	(i)(2)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *
(i)(3)

Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

(j)

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

(o)(2)

Amendment No.1 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2005, filed on March 16, 2006. .

(o)(3)

Amendment No.2 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(3) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2005, filed on March 16, 2006.

(p)

Employment Agreement with Richard Himelfarb dated September 6, 2005, incorporated herein by reference to Exhibit 10.(p) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2005, filed on January 26, 2007. *

(q)

Employment Agreement with Thomas Mulroy dated September 7, 2005, incorporated herein by reference to Exhibit 10.(q) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2005, filed on January 26, 2007. *

(r)

Employment Agreement with Joseph Sullivan dated September 6, 2005, incorporated herein by reference to Exhibit 10.(r) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2005, filed on January 26, 2007. *

(s)

Agreement and Plan of Merger, dated as of November 20, 2006, by and among Stifel Financial Corp., FSFC Acquisition Co. and First Service Financial Company incorporated herein by reference to Exhibit 2.1 to Financial's Current Report on Form 8-K (date of earliest event reported-November 20, 2006) filed on November 20, 2006).

	(t)(1)	Office Sublease Agreement by and between Deutsch Bank Securities, Inc. (Lessor) and Stifel, Nicolaus & Company, Incorporated (Lessee), filed herewith.
	(t)(2)	Office Lease Agreement by and between ABB South Street Associates, LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), filed herewith.
(u)

Agreement and Plan of Merger, dated as of January 8, 2007 by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc. and Ryan Beck Holdings, Inc. incorporated herein by reference to Exhibit 2.1 to Financial's Current Report on Form 8-K / A (date of earliest event reported-January 8, 2007) filed on January 12, 2007.

(v)(1)

Promissory Note dated as of February 1, 2007 by and between Stifel Financial Corp. and the Mayor and City Council of Baltimore, a body politic and corporate and political subdivision of the State of Maryland, by and through the Department of Housing and Community Development, c/o City of Baltimore Development Corporation, filed herewith.

(v)(2)

Loan Agreement dated as of February 1, 2007 by and between Stifel Financial Corp. and the Mayor and City Council of Baltimore, a body politic and corporate and political subdivision of the State of Maryland, by and through the Department of Housing and Community Development, c/o City of Baltimore Development Corporation, filed herewith.

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