Form 10-Q
period 2007-03-31
STIFEL FINANCIAL CORP
filed 2007-05-15
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 14,951,920 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
March 31, 2007

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- March 31, 2007 (Unaudited) and December 31, 2006 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three Months Ended March 31, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended March 31, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 27,324	$ 20,982
Cash segregated under federal and other regulations	134	18
Securities purchased under agreements to resell	149,308	156,145
Receivables from brokers and dealers:
Securities failed to deliver	22,755	36,232
Deposits paid for securities borrowed	48,595	35,646
Clearing organizations	72,195	62,342
	143,545	134,220
Receivables from customers, net of allowance for doubtful receivables of $284 and $307, respectively	281,982	274,269

Securities owned, at fair value	284,961	80,587
Securities owned and pledged, at fair value	228,444	250,432
	513,405	331,019
Investments	73,175	49,465
Membership in exchanges	168	168
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $32,345 and $30,713, respectively	27,144	14,353
Goodwill	53,303	15,861
Intangible assets, net of allowances for amortization of $1,913 and $1,608, respectively	6,234	5,842
Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $1,515 and $687, respectively	47,842	24,517
Deferred tax asset	25,153	8,988
Other assets	78,690	48,927
Total Assets	$1,427,407	$1,084,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 207,400	$ 195,600
Drafts payable	26,621	34,900
Payables to brokers and dealers:
Securities failed to receive	23,001	12,973
Deposits received from securities loaned	104,458	86,018
Clearing organizations	26,771	10,778
	154,230	109,769
Payables to customers	82,427	128,676
Securities sold, but not yet purchased, at fair value	326,045	203,376
Accrued employee compensation	78,453	61,862
Accounts payable and accrued expenses	76,245	31,947
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	- -
Long term debt	750	- -
Other	24,598	24,598
	1,081,269	860,228
Liabilities subordinated to claims of general creditors	3,497	4,281
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 14,955,132 and 12,025,404 shares respectively	2,243	1,804
Additional paid-in capital	239,221	125,165
Retained earnings	103,563	94,651
	345,027	221,620
Less:
Treasury stock, at cost, 23,554 and 0 shares, respectively	1,083	- -
Unearned employee stock ownership plan shares, at cost, 135,573 and 140,995 shares, respectively	1,303	1,355
Total Stockholders' Equity	342,641	220,265
Total Liabilities and Stockholders' Equity	$1,427,407	$1,084,774

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES
Commissions	$ 61,376	$ 49,309
Principal transactions	26,566	20,509
Investment banking	43,066	15,729
Asset management and service fees	19,373	13,498
Interest	10,700	7,191
Other	1,417	7,358
Total revenues	162,498	113,594
Less: Interest expense	5,537	4,063
Net revenues	156,961	109,531

NON-INTEREST EXPENSES
Employee compensation and benefits	110,834	86,694
Occupancy and equipment rental	10,608	7,495
Communications and office supplies	8,094	6,413
Commissions and floor brokerage	1,615	1,267
Other operating expenses	10,993	6,879
Total non-interest expenses	142,144	108,748
Income before income taxes	14,817	783
Provision for income taxes	5,988	307
Net income	$ 8,829	$ 476

Earnings per share:
Basic	$ 0.67	$ 0.04
Diluted	$ 0.58	$ 0.04
Weighted average common equivalent shares outstanding:
Basic	13,107	11,254
Diluted	15,315	13,422

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)(In thousands)

Three Months Ended

	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 8,829	$ 476
Non-cash items included in net income:
Depreciation and amortization	1,626	730
Loans and advances amortization	2,349	1,383
Gains on investments	(940)	(6,759)
Deferred taxes and other	(1,194)	2,166
Excess tax benefit associated with stock based awards	(7,319)	(9,448)
Compensation related to the private placement	- -	9,751
Stock based compensation	9,152	6,305
	12,503	4,604
Decrease (increase) in assets:
Operating receivables	(17,036)	19,873
Cash segregated under federal and other regulations	(19)	- -
Securities purchased under agreements to resell	6,836	5,092
Securities owned, including those pledged	(68,494)	(87,550)
Loans and advances to financial advisors and other employees	(7,560)	(1,624)
Other assets	(7,968)	32,604
Increase (decrease) in liabilities:
Operating payables	(21,239)	55,047
Securities sold, but not yet purchased	62,843	54,677
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(25,124)	(59,155)
Cash Flows From Operating Activities	(65,258)	23,568
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of other investments	9,757	14,153
Payments for:
Purchase of Ryan Beck	3,545	- -
Purchase of MJSK	(110)	- -
Purchase of office equipment and leasehold improvements	(4,910)	(1,080)
Purchase of investments	(10,148)	(12,595)
Cash Flows From Investing Activities	(1,866)	478
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	11,800	(72,900)
Securities loaned, net	19,452	18,248
Excess tax benefit associated with stock based awards	7,319	9,448
Reissuance of treasury stock
Issuance of stock	872	748
Issuance of debentures to Stifel Financial Capital Trust III	35,000	- -
Proceeds from private placement	100	26,306
Issuance of long term debt	750	- -
Payments for:
Purchase of stock for treasury	(1,107)	(5)
Reduction of subordinated debt	(720)	- -
Cash Flows From Financing Activities	73,466	(18,155)
Increase in cash and cash equivalents	6,342	5,891
Cash and cash equivalents - beginning of period	20,982	12,529
Cash and Cash Equivalents - end of period	$ 27,324	$ 18,420
Supplemental disclosure of cash flow information:
Income tax payments	$ 182	$ 737
Interest payments	$ 4,906	$ 4,352
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 52	$ 52
Stock units, net of forfeitures	$ 13,746	$ 72,209
Ryan Beck purchase-stock and warrants	$ 111,059	$ - -

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck"). Ryan Beck's results of operations have been included in the Company's financial statements prospectively beginning on the date of acquisition.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the fair value of goodwill and intangible assets; and interim incentive compensation accruals. Actual results could differ from those estimates.

Comprehensive Income

The Company's comprehensive income for the three months ended March 31, 2007 and 2006 was equal to the Company's net income.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) Share-Based Payment, ("SFAS No. 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective application. Under this method, SFAS No. 123R applies to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123"). Additionally, SFAS No. 123R amended SFAS No. 95, Statement of Cash Flows, to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows.

Fair Value of Warrant Liability

The Company accounts for the stock warrants issued in the Ryan Beck acquisition in accordance with the guidance provided by Emerging Issues Task Force ("EITF") 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock. Accordingly, the warrants were determined to be a liability recorded at fair value of $8,530 as of the date of acquisition. Changes in the fair value as determined using the Black Scholes valuation model are included in "other operating expenses" in the Company's Condensed Consolidated Statements of Operations. The estimated fair value of the warrants as of March 31, 2007 was $9,618, which includes a change in fair value from the date of acquisition to March 31, 2007 of $1,088. If the Company does not obtain shareholder approval by June 30, 2007, the Company will pay $20,000 in cash in lieu of warrants. See further discussion at Note D - Acquisitions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the Company's Condensed Consolidated Financial Statements. See Note J - Income Taxes for further discussion.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have, if any, on the Company's Condensed Consolidated Financial Statements.

NOTE B - STOCK-BASED COMPENSATION PLANS

The Company has four incentive stock award plans. Under the Company's 1997 and 2001 Incentive Stock Plans, the Company may grant incentive stock options, stock appreciation rights, restricted stock, performance awards, and stock units up to an aggregate of 8,748,659 shares. Options under these plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The options generally vest ratably over a three- to five-year vesting period. The Company has also granted stock options to external board members under a non-qualified plan and the "Equity Incentive Plan for Non-Employee Directors." Under the Equity Incentive Plan for Non-Employee Directors, the Company may grant stock options and stock units up to 200,000 shares. The exercise price of the option is equal to market value at the date of the grant and are exercisable six months to one year from date of grant and expire ten years from date of grant. Under the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for Financial advisors, the Company authorized 933,333 stock units to be granted under the plan.

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

During the three-month period ended March 31, 2007, the Company granted 304,283 units at an average value of $46.33 per unit and converted 484,254 units into common stock.

A summary of the Company's stock units as of March 31, 2007 and changes during the three-month period is presented below:

Stock Units	Shares	Average Grant Price
Outstanding at beginning of period	3,780,500
Granted	304,283	$ 46.33
Converted	(484,254)
Cancelled	(5,238)
Outstanding at end of period	3,595,291

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets"). The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period, and accordingly, the Company incurred compensation expense of $5,457 and $5,521 in the first quarter of 2007 and 2006 respectively.

The total compensation cost recognized for the three-month periods ended March 31, 2007 and March 31, 2006 was $9,532 and $8,296, respectively. The total tax benefit for the three-month periods ended March 31, 2007 and March 31, 2006 related thereto was $5,989 and $8,507, respectively.

Stock Option/Incentive Award Plans

A summary of option activity under the Company's stock option plans as of March 31, 2007 and changes during the three-month period is presented below:

(in thousands, except share and per share amounts)		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options	Shares
Outstanding at beginning of year	1,512,674	$ 10.92
Granted	- -	- -
Exercised	(95,880)	$ 9.10
Cancelled	- -	- -
Outstanding at end of period	1,416,794	$ 11.05	4.3	$ 47,112
Options exercisable	1,210,342	$ 9.15	3.7	$ 42,540

For the three months ended March 31, 2007, no options were granted. For the three months ended March 31, 2006, the weighted-average fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that used the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 34.7%; risk-free interest rates of 4.71%; and expected lives of 5.37 years. The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2006 was $10.51.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2007 and March 31, 2006 was $4,162 and $2,401, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.70 - $7.46	218,449	1.94	$ 7.12	218,449	$ 7.12
7.60 - 7.83	283,431	4.10	7.81	283,431	7.81
7.86 - 8.25	222,506	2.71	8.09	222,506	8.09
8.29 - 8.69	228,983	5.22	8.56	193,399	8.56
8.70 - 11.48	208,398	3.17	9.64	182,688	9.63
13.89 - 37.59	210,227	7.56	20.75	108,469	18.82
38.25 - 39.23	44,800	9.58	39.06	1,400	38.25
$4.70 - $39.23	1,416,794	4.28	$ 11.05	1,210,342	$ 9.15

As of March 31, 2007, there was $1,534 of total unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.08 years. The total fair value of shares vested during the three-month periods ended March 31, 2007 and March 31, 2006 was $3,142 and $245, respectively.

The total compensation cost recognized for the three-month periods ended March 31, 2007 and March 31, 2006 was $135 and $162, respectively. The total tax benefit related thereto was $1,329 and $942, respectively. The Company received $872 and $748 cash from the exercise of stock options during the three-month periods ended March 31, 2007 and March 31, 2006, respectively.

NOTE C - NET CAPITAL REQUIREMENT

As broker-dealers, the Company's subsidiaries, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), Ryan Beck, and Century Securities Associates, Inc. ("CSA") are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which provides that a broker-dealer doing business with the public shall not permit its net aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than $1,000 or 2% of aggregate debit balances, as defined (primarily receivables from customers and broker-dealers). SN & Co. has elected to use the alternative method permitted by the Rule, while Ryan Beck and CSA compute their net capital under the aggregate indebtedness method. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. CSA is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At March 31, 2007, SN & Co. had net capital of $129,641, which was 40.54% of its aggregate debit items, and $123,245 in excess of the minimum required net capital. Ryan Beck had net capital of $20,383, which was $19,383 in excess of minimum required net capital, and CSA had net capital of $1,455, which was $1,200 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2007, SN Ltd had capital and reserves of $8,367, which was $4,536 in excess of the financial resources requirement under the rules of the FSA.

NOTE D - LEGAL PROCEEDINGS

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims and regulatory matters. Some of these claims seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines and penalties. Through counsel, the Company has asserted what it believes to be meritorious defenses in all significant litigation, arbitration and regulatory matters pending or threatened against the Company. Management, based on its understanding of the facts and after consultation with counsel, estimates and appropriately records loss reserves that are believed to be reasonable. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the Condensed Consolidated Statements of Financial Condition of the Company. However, there can be no assurances that the ultimate resolution of these proceedings and claims will not exceed the estimated loss reserves as determined by management, and the outcome and timing of any particular matter may be material to the operating results for any particular period depending on the operating results for that period.

NOTE E - ACQUISITIONS

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. The acquisition was made to extend our geographic reach to the Mid-Atlantic region and to leverage the capabilities of the Company's capital markets business, strong research platforms, and technology and operations infrastructure. Ryan Beck will continue to operate as a separate broker-dealer until after all existing branches of Ryan Beck are converted to Stifel Nicolaus. Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company will issue five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share, pending shareholder approval. The estimated value of the warrants on date of announcement using the Black-Scholes pricing model was $8,530.

In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25,000 for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. The Company has filed a preliminary proxy statement which seeks approval of the warrants and the issuance of up to 1,000,000 additional shares of Company common stock for the payment of potential earn-out consideration. If shareholder approval is not obtained by June 30, 2007, the Company will pay $20,000 cash in lieu of the warrants and will make any earn-out payments in cash.

Ryan Beck's results of operations have been included in the Company's financial statements prospectively beginning on the date of acquisition. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Company results to include Ryan Beck's results of operations including amortization of the loans and restricted stock units issued in the establishment of the retention program and additional amortization for restricted stock issued as deferred compensation. The pro form results do not include any future cost savings related to the elimination of clearing fees and redundant corporate overhead expenses. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

(in thousands, except per share data)	Three Months Ended
	March 31, 2007	March 31, 2006
Total revenues	$ 193,668	$ 166,710
Net income	$ 4,460	$ (2,322)
Basic earnings per share	$ 0.34	$ (0.19)
Diluted earnings per share	$ 0.29	$ (0.19)
Basic weighted average shares outstanding	13,107	12,180
Diluted weighted average shares outstanding	15,315	12,180

In addition to the transaction consideration described above, the Company agreed: i) to establish a retention program for certain associates of Ryan Beck valued at approximately $45,191, consisting of $24,423 employee loans paid in cash and $20,768 of Company restricted stock units ("Units") using a share price of $47.65, the price on the date of closing; and ii) to issue Units valued at approximately $10,418 using a share price of $47.65, the price on the date of closing, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. The Company is seeking shareholder approval for the Stifel Financial 2007 Incentive Stock Plan from which the above units will be issued. The effects of these transactions which are expected to occur in the second quarter of 2007 are included in the pro forma results above.

The following reflects the estimated assets and liabilities acquired by the Company in the Ryan Beck acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been reflected as goodwill. Such estimated asset and liability amounts are based on preliminary valuation information. The final allocation of the purchase price on the Company's consolidated financial statements may differ from that reflected herein as a result of i) completion of the valuation study required to finalize the purchase price allocation, which may ultimately result in a portion of the purchase price allocation being allocated to identifiable intangible assets subject to amortization and/or a change in the fair value associated with the loans and advances to financial advisors and other employees and ii) final resolution of contingent consideration for this acquisition. Management believes that the foregoing will not result in material changes to the consolidated financial statements.

($'s in thousands)
Cash	$ 6,198
Cash segregated under federal and other regulations	97
Receivables from customers	3
Securities owned, at fair value	113,891
Office equipment and leasehold improvements	9,458
Goodwill	37,332
Intangible assets-backlog	348
Loans and advances to financial advisors and other employees	18,114
Deferred tax asset	14,442
Other assets	37,219
Total assets acquired	237,102
Securities sold, but not yet purchased, at fair value	59,826
Accrued employee compensation	42,866
Accounts payable and accrued expenses	20,698
Total liabilities assumed	123,390
Net assets acquired	$113,712

The goodwill of $37,332 was assigned to Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $32,478, $2,987, and $1,867, respectively. The total amount of goodwill is not deductible for tax purposes.

On December 5, 2006, the Company closed on the acquisition of the private client business and purchased certain assets and assumed certain lease obligations of Miller Johnson Steichen and Kinnard ("MJSK"), a privately held broker dealer. Under the terms of the agreement the Company paid $7,780 in cash. In addition the Company paid $440 for transfer and legal fees. Eighty-four former employees of MJSK became employees of the Company on December 5, 2006. The acquisition was made to continue to grow the Company's Private Client Group business. In addition, in January 2007, Stifel Nicolaus issued approximately $4,133 in upfront notes and approximately $493 in Company restricted stock units to certain financial advisors. The summary of the fair values of the net assets acquired as of December 5, 2006 is as follows: Customer list of $2,296, goodwill of $4,956, non-compete agreements of $734 and fixed assets of $344. The customer list will be amortized over a ten-year period and the non-compete agreements will be amortized over a five-year period. The goodwill and intangible assets of $7,985 were assigned to Private Client.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of MJSK are included in the Company's Condensed Consolidated Statements of Operations from the date of acquisition.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Total
Goodwill
Balance at December 31, 2006	$5,300	$7,741	$2,820	$15,861
Acquisitions/Purchase price adjustments	32,588	2,987	1,867	37,442
Impairment losses	- -	- -	- -	- -
Balance at March 31, 2007	37,888	10,728	4,687	53,303

Intangible Assets
Balance at December 31, 2006	3,288	2,135	419	5,842
Net Additions	- -	698	- -	698
Amortization of intangible assets	(141)	(157)	(8)	(306)
Impairment losses	- -	- -	- -	- -
Balance at March 31, 2007	3,147	2,676	411	6,234
Total Goodwill and intangible assets	$41,035	$13,404	$5,098	$59,537

Intangible assets consist of acquired customer lists and non-compete agreements that are amortized to expense over their contractual or determined useful lives. The gross and accumulated amortization balances of intangibles are as follows:

	March 31, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$ 5,914	$ 1,169	$4,745	$ 5,914	$ 1,022	$ 4,892
Backlog	348	- -	348	- -	- -	- -
Non-compete agreements	1,886	745	1,141	1,536	586	950
Total amortized intangible assets	$ 8,148	$ 1,914	$ 6,234	$ 7,450	$ 1,608	$ 5,842

As of March 31, 2007, the Company has not finalized the purchase price allocation related to the acquisition of Ryan Beck on February 28, 2007. The excess of the purchase price over the estimated fair values of the net assets acquired has been reflected as goodwill. The final valuation may ultimately result in a portion of the purchase price allocation being allocated to identifiable intangible assets subject to amortization.

Aggregate amortization expense related to intangible assets was $306 and $205 for the three months ending March 31, 2007 and 2006, respectively. Estimated annual amortization expense for the next five years is: 2007 - $1,178; 2008 - $1,119; 2009 - $670; 2010 - $582; 2011 - $519; and 2012-$380.

NOTE G - DEBENTURE TO STIFEL FINANCIAL CAPITAL TRUST III

On March 30, 2007, the Company completed its private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust III ("the Trust"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on June 06, 2037, but may be redeemed by the Company and in turn, the Trust would call the debenture beginning June 06, 2012. The Trust requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 06, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Company's Condensed Consolidated Statements of Financial Condition.

NOTE H - SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and the Ryan Beck acquisitions, and general administration.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended March 31,
Net Revenues	2007	2006
Private Client Group	$ 85,527	$ 55,684
Equity Capital Markets	52,530	33,798
Fixed Income Capital Markets	14,615	11,875
Other	4,289	8,174
Total Net Revenues	$ 156,961	$ 109,531
Operating Contribution
Private Client Group	$ 18,091	$ 12,914
Equity Capital Markets	13,418	7,100
Fixed Income Capital Markets	1,887	1,675
Other/ Unallocated Overhead	(18,579)	(20,906)
Income before income taxes	$ 14,817	$ 783

Information regarding net revenue by geographic area is as follows:

(in thousands)	Three Months Ended March 31,
Net Revenues	2007	2006
United States	$ 150,489	$ 105,651
United Kingdom	3,467	2,679
Other European	3,005	1,201
Total Net Revenues	$ 156,961	$ 109,531

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE I - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first three months of 2007, the Company repurchased 24,294 shares of its common stock, at an average price of $45.99 per share. The Company reissued 499 shares of common stock and issued 462,128 new shares for its employee benefit plans in the first three months of 2007.

As partial consideration of the purchase price of Ryan Beck, the Company issued 2,467,600 shares of Company common stock valued at $41.55 per share and will issue five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share, pending shareholder approval. If shareholder approval is not obtained by June 30, 2007, the Company will pay $20,000 cash in lieu of warrants. The estimated value of the warrants on date of announcement using the Black-Scholes pricing model was approximately $8,530. At March 31, 2007, the estimated value of these warrants was $9,618. The Company has filed a preliminary proxy statement which seeks approval from the holders of its shares of common stock to increase the number of shares of Company common stock available for the Ryan Beck retention program, as well as for the warrants and the contingent earn-out payments, in the event the Company elects to make the contingent earn-out payments in shares of its common stock. See further discussion of the Ryan Beck acquisition at Note E - Acquisitions.

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS includes dilutive stock options and stock units under the treasury stock method.

The components of the basic and diluted EPS calculations for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Income Available to Common Stockholders
Net Income	$ 8,829	$ 476
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	13,107	11,254
Effect of dilutive securities from employee benefit plans	2,208	2,168
Diluted Weighted Average Shares Outstanding	15,315	13,422
Basic Earnings per share	$ 0.67	$ 0.04
Diluted Earnings per share	$ 0.58	$ 0.04

NOTE J - INCOME TAXES

On July 13, 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption, after recognition of the cumulative change, was $3,626 including interest and penalties. As a result of the implementation of FIN 48, the Company recognized a $138 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as an $83 increase to the January 1, 2007 balance of retained earnings and a $221 increase in net deferred tax assets.

Included in the balance of January 1, 2007, are $2,849 of tax positions that, if recognized, would affect the effective tax rate. Also included in the total amount of unrecognized tax benefits as of the date of adoption are $777 of tax benefits that, if recognized, would result in adjustment to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN 48 on January 1, 2007, the Company had an accrual for interest and penalties of $627.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the date of adoption by a decrease in an amount ranging from $586 to $701 related to the anticipated filing of amended returns. This change would not affect the annual effective tax for 2007.

The Company is subject to taxation in the US and various states and foreign jurisdictions. The Company is no longer subject to US federal tax examinations for years before 2004. With few exceptions, state, local and foreign examinations by tax authorities remain open for years after 2001.

NOTE K - IMPACT OF THE NYSE/ARCHIPELAGO MERGER

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, the Company received $371 in cash and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. As a result of the closing, the Company recorded a gain of $5,071 which was included in "other revenues" in the Company's Condensed Consolidated Statements of Operations for the three months ending March 31, 2006. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse.

NOTE L - SUBSEQUENT EVENT

On April 2, 2007, the Company completed its acquisition of First Service Financial Company, a Missouri corporation ("First Service"), and its wholly-owned subsidiary FirstService Bank, a Missouri bank, by means of the merger (the "Merger") of First Service with and into FSFC Acquisiton Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel, with AcquisitionCo surviving the Merger.

The total consideration paid by Stifel in the Merger for all of the outstanding shares of First Service was approximately $37,900 million cash; of this amount, approximately $990 has been deposited into escrow pending satisfaction of certain contingencies provided for in an escrow agreement among Stifel, First Service, AcquisitionCo, UMB Bank, N.A., as escrow agent, and the shareholders' committee specified in the escrow agreement.

Upon consummation of the Merger, Stifel became a bank holding company and a "financial holding company," subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank and Trust."

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of federal securities laws. Words such as "anticipates," "estimates," "believes," "expects" and similar expressions or words are intended to identify forward-looking statements made on behalf of the Company. Actual results are subject to risks and uncertainties, including both those specific to the Company, and in particular any potential benefit to Stifel from acquiring Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") business, including its ability to capitalize on the relationships that benefited the Ryan Beck business, as well as statements relating to Stifel's ability to integrate the personnel and operations, and those specific to the industry, which could cause results to differ materially from those contemplated. Additional risks and uncertainties relate specifically to our acquisition of First Service Financial Company ("First Service") and our ability to successfully integrate the companies, the risk of borrower, depositor and other customer attrition, and the risk of a material adverse change in the financial condition, results of operations or prospects of First Service. Other risks and uncertainties include, but are not limited to, general economic and business conditions, actions of competitors, regulatory actions, changes in legislation and technology changes, changes in the interest rate environment, deposit flows, loan demand and real estate values and other risks and uncertainties set forth in reports and other documents filed with the United States Securities and Exchange Commission ("SEC") from time to time. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly update any forward-looking statements.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In addition, see Note A of Notes to Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for a more comprehensive listing of significant accounting policies.

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

Business & Economic Environment

The key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite, while virtually unchanged in the first quarter of 2007, improved over the first quarter of last year and have risen to historical highs in the first part of the second quarter 2007, with the DJIA closing over 13,000 for the first time ever on April 25, 2007. At March 31, 2007, the DJIA, the NASDAQ and the S&P 500 increased (decreased) (1) %, 0%, and 0% respectively, from their December 31, 2006 closing prices, and closed up 12%, 3% and 10% respectively over their March 31, 2006 closing prices.

While the major market indices have signaled increased investor confidence in the markets, concerns over inflation, energy costs, and geopolitical issues, and the slowing residential real estate market including the sub-prime mortgage sector remain and the recent results of the first quarter may not be indicative of future results.

Results of Operations for the Company

Three months ended March 2007 as compared to three months ended March 2006

	Three Months Ended March-31, 2007			Three Months Ended March 31,-2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 87,942	56.1%	26%	$ 69,818	63.7%
Investment banking	43,066	27.4%	174%	15,729	14.4%
Asset management and service fees	19,373	12.3%	44%	13,498	12.3%
Interest	10,700	6.8%	49%	7,191	6.6%
Other	1,417	0.9%	-81%	7,358	6.7%
Total Revenues	162,498	103.5%	43%	113,594	103.7%
Less: Interest expense	5,537	3.5%	36%	4,063	3.7%
Net Revenues	156,961	100.0%	43%	109,531	100.0%
Non-interest expenses:
Employee compensation and benefits	110,834	70.7%	28%	86,694	79.2%
Occupancy and equipment rental	10,608	6.8%	42%	7,495	6.8%
Communications and office supplies	8,094	5.1%	26%	6,413	5.9%
Commissions and floor brokerage	1,615	1.0%	27%	1,267	1.2%
Other operating expenses	10,993	7.0%	60%	6,879	6.2%
Total Non-interest expenses	142,144	90.6%	31%	108,748	99.3%
Income before income taxes	14,817	9.4%	1,792%	783	0.7%
Provision for Income Taxes	5,988	3.8%	1,850%	307	0.3%
Net Income	$ 8,829	5.6%	1,755%	$ 476	0.4%

Quarter to quarter comparisons were impacted by the resultant increased activity from the successful integration of the LM Capital Markets business acquired on December 1, 2005, the Ryan Beck acquisition on February 28, 2007 and the Company's continued expansion of the Private Client Group ("PCG"), including the Miller Johnson Steichen and Kinnard ("MJSK") purchase on December 5, 2006. As a result of the Ryan Beck and MJSK acquisitions, the Company added 1,013 employees and 51 offices. Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions and PCG growth.

The Company's net revenues (total revenues less interest expense) increased $47.4 million to $157.0 million, a 43% increase over the $109.5 million recorded in the first three months of 2006. The acquisitions of Ryan Beck contributed $17.6 million during the current quarter.

Commissions and principal transactions increased 26% to $87.9 million from $69.8 million during the prior year period with revenue increases of 33%, 11%, and 17% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, resulting from improved markets for equity based products and the aforementioned growth.

Investment banking revenues increased 174% to $43.1 million from $15.7 million in 2006. Capital raising revenue increased 423% to $27.3 million as a result of increased banking calendars for both equity and fixed income underwriting. In addition, strategic advisory fees increased 50% to $15.8 million.

Asset management and service fees increased 44% to $19.4 million primarily as a result of a 29% increase in the number of managed accounts and a 44% increase in the value of assets under management in those accounts attributable to the acquisitions and continued growth of the Private Client Group (See Results of Operations for Private Client Group).

Other revenues decreased $5.9 million principally due to a $5.1 net gain on investments recorded in the first quarter of 2006 on the Company's NYSE seat membership as a result of the New York Stock Exchange merger with Archipelago Holdings, Inc. (See Note K of Notes to Condensed Consolidated Financial Statements).

Interest revenue increased 49% to $10.7 million as a result of increased revenue on fixed income inventory held for sale to clients, increased revenue on customer margin accounts, partially offset by decreased revenue from stock borrow activities. Increases in revenue on customer margin accounts resulted from a 12% increase in the weighted average rates charged to those customers offset by lower average margin borrowings. Interest expense increased 36% as a result of increased costs to carry higher levels of firm inventory, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 29% to 5.98% from 4.63% in the prior year.

Employee compensation and benefits increased 28% to $110.8 million in the three months ending March 31, 2007 from $86.7 million in the three months ending March 31, 2006. As a percentage of revenue, employee compensation and benefits totaled 71% and 79% for the three month periods in 2007 and 2006, respectively. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $4.7 million (3% of net revenue) and $3.0 million (3% of net revenue) for the three months ended March 31, 2007 and March 31, 2006, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three month periods presented, employee compensation and benefits includes $6.2 million and $17.4 million, primarily stock-based compensation, in 2007 and 2006, respectively, for acquisition related payments in connection with the Legg Mason Capital Markets acquisition in December 2005. Excluding the acquisition related charges, employee compensation and benefits as a percentage of net revenues totaled 67% for 2007 and 63% for 2006. The Company excludes acquisition related expenses in its analysis of employee compensation and benefits, a non-Generally Accepted Accounting Principal ("GAAP") measure, because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenues.

A reconciliation of GAAP Employee compensation and benefits to Employee compensation and benefits excluding acquisition related compensation is included in the table below.

($'s in thousands)	Three Months Ended March 31, 2007	% of Net Revenue	Three Months Ended March 31, 2006	% of Net Revenue
GAAP Compensation and Benefits	$ 110,834	71%	$ 86,694	79%
Less: Acquisition related compensation	6,162	4%	17,448	16%
Compensation and Benefits excluding acquisition related charges	$ 104,672	67%	$ 69,246	63%

Occupancy and equipment rental, communications and office supplies, and commissions and floor brokerage expenses increased 42%, 26% and 27%, respectively during the first three months of 2007 as compared to the first three months of 2006 primarily due to the acquisitions and continued expansion of the Private Client Group.

Other operating expenses increased $4.1 million, or 60%, to $11.0 million in the three months ended March 31, 2007 as compared to $6.9 million in the three months ended March 31, 2006. Included in the three months ended 2007 is a $1.1 million charge related to an increase in the fair value of the warrants issued in the Ryan Beck acquisition. The estimated value of the warrants on date of announcement using the Black-Scholes pricing model was $8.5 million. The estimated value of the warrants at March 31, 2007 was $9.6 million. The warrants were determined to be a liability in accordance with Emerging Issues Task Force ("EITF") 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. If shareholder approval for the issuance of the warrants is not obtained by June 30, 2007, the Company is obligated to pay an additional $20.0 million in lieu of warrants

Net income increased $8.4 million to $8.8 million in the first three months of 2007 compared to $476,000 in the first three months of 2006. Net income in 2007 was impacted by a $1.1 million pre-tax charge related to an increase in fair value of warrants issued in the acquisition of Ryan Beck and $6.2 million pre-tax acquisition-related charges, primarily stock based compensation, resulting from the LM Capital Markets acquisition in December 2005. The acquisitions of Ryan Beck and MJSK contributed $0.7 million in operating contribution during the current quarter. The first quarter 2006 net income was impacted by $17.8 million pre-tax acquisition related charges, primarily stock based compensation, related to the LM Capital Markets acquisition. The provision for income taxes was $6.0 million, representing an effective tax rate of 40% for the first quarter 2007 as compared to $307,000, representing an effective tax rate of 39% for the first quarter of 2006.

Core Earnings

As a result of the acquisitions, the Company reports Core Earnings; a non-GAAP financial measure. Core Earnings represents GAAP net income before acquisition related charges, principally compensation expense recorded for stock based awards offered to key associates of LM Capital Markets and accounted for under Statement of Accounting Standards No. 123 (Revised 2004) "Share-Based Payment"("SFAS No. 123R"), and a charge in 2007 for the change in fair value of the warrants issued in the Ryan Beck acquisition. Management believes the supplemental disclosure of Core Earnings helps investors, rating agencies, and financial analysts better understand the performance of their business and enhances the comparison of their performance from period to period. Management uses Core Earnings to evaluate the performance of their business. Core Earnings should not be considered an alternative to any measure of performance as promulgated under GAAP (such as net income), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculation of Core Earnings used by the Company may not be comparable to similarly titled measures reported by other companies.

Net income for the three months ending March 31, 2007 and three months ending March 31, 2006 was impacted by acquisition related costs, primarily pre-tax stock based compensation of $7.3 million and $17.8 million, respectively, associated with the acquisition of the LM Capital Markets business from Citigroup Inc. Included in these acquisition related charges are: 1) pre-tax compensation charges of approximately $6.2 million and $7.7 million in 2007 and 2006, respectively, for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) a pre-tax compensation charge of approximately $9.8 million in 2006 for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of Company common stock to key associates of the LM Capital Markets business; and 3) other non-compensation acquisition charges of $300,000 in 2006. The first three months of 2007 includes a $1.1 million charge for the change in fair value related to the warrants issued in the Ryan Beck acquisition. As discussed in Note E - Acquisitions, the warrants were recorded as a liability at fair value as indicated by the Black Scholes valuation model and will be adjusted to fair value each reporting period. The Company will be required to pay the $20.0 million in lieu of the warrants if shareholder approval of the warrants is not obtained by June 30, 2007. These acquisition-related charges reduced the Company's basic and diluted earnings per share by $0.33 and $0.28, respectively, for the three months ending March 31, 2007 and $0.95 and $0.79, respectively, for the three months ending March 31, 2006.

A reconciliation of Core Earnings to Net Income, and Core Earnings per Basic and Diluted Share to Net Income per Basic and Diluted Share, the most directly comparable measure under GAAP, is included in the table below.

	Three Months Ended
	03/31/2007	03/31/2006
GAAP Net Income	$ 8,829	$ 476
Acquisition related charges, net of tax
Private placement compensation	- -	5,824
Acquisition related compensation	3,672	4,597
Other non-compensation charges	678	207
Core Earnings	$ 13,179	$ 11,104
Earnings per Share:
GAAP Earnings Per Basic Share	$ 0.67	$ 0.04
Acquisition related charges	0.34	0.95
Core Earnings Per Basic Share	$ 1.01	$ 0.99
GAAP Earnings Per Diluted Share	$ 0.58	$ 0.04
Acquisition related charges	0.28	0.79
Core Earnings Per Diluted Share	$ 0.86	$ 0.83

Segments Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions and general administration.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	Three Months Ended March 31, 2007			Three Months Ended March-31, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 51,730	60.5%	33%	$ 38,812	69.7%
Investment banking	12,288	14.4%	878%	1,257	2.3%
Asset management and service fees	19,227	22.5%	43%	13,485	24.2%
Interest	5,736	6.7%	30%	4,405	7.9%
Other	24	0.0%	-94%	417	0.7%
Total Revenues	89,005	104.1%	52%	58,376	104.8%
Less: Interest expense	3,478	4.1%	29%	2,692	4.8%
Net Revenues	85,527	100.0%	54%	55,684	100.0%
Non-interest expenses:
Employee compensation and benefits	54,956	64.2%	59%	34,539	62.0%
Occupancy and equipment rental	5,386	6.3%	71%	3,154	5.7%
Communications and office supplies	2,943	3.4%	70%	1,728	3.1%
Commissions and floor brokerage	1,009	1.2%	50%	673	1.2%
Other operating expenses	3,142	3.7%	17%	2,676	4.8%
Total Non-interest expenses	67,436	78.8%	58%	42,770	76.8%
Income before income taxes	$ 18,091	21.2%	40%	$ 12,914	23.2%

	March 31, 2007	March 31, 2006
Branch Offices	152	91
Financial advisors	956	473
Independent Contractors	187	185

The Private Client Group net revenues increased 54% to a record $85.5 million in the three months ended March 31, 2007 compared to $55.7 million in the three months ended March 31, 2006. The Ryan Beck acquisition contributed $14.3 million of net revenues to the Private Client Group during the current quarter. Commissions and principal transactions increased primarily due to the increased number of branch locations and financial advisors. Sales credits from Investment banking increased due to increased underwriting activity, principally corporate finance as a result of increased banking calendars for equity underwritings (See Results of Operations for Equity Capital Markets). Asset management and service fees increased principally due to increased wrap fees, resulting from of an increase in the number and value of managed accounts.

Assets Under Management	March 31, 2007	March 31, 2006
Value	$4,173,343,000	$2,903,579,000
Number of accounts	13,731	10,664

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations for the Company)

Non-interest expenses increased 58% to $67.4 million compared to $42.8 million in the first quarter of 2006. Employee compensation and benefits increased 59% as a result of increased variable compensation which increased in conjunction with increased revenue production and increased fixed compensation. Employee compensation and benefits includes transition pay of $3.9 million and $2.5 million from 2007 and 2006, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. As a percentage of net revenues, employee compensation and benefits increased to 64% in the first quarter of 2007 compared to 62% in the first quarter of 2006.

Occupancy and equipment rental and communication and office supplies increased 71% and 70%, respectively, principally as a result of increased occupancy cost due to an increase in the number of branch offices.

Commission and floor brokerage increased 50% due to increased transactions and commission revenue.

Other operating expenses increased 17% to $3.1 million principally as a result of increased advertising and travel and promotion costs associated with the increase in branch offices.

As a result, income before income taxes for the Private Client Group increased 40% to $18.1 million in the three months ended March 31, 2007 compared to $12.9 million in the three months ended March 31, 2006. The acquisition of Ryan Beck contributed $2.2 million in operating contribution to the Private Client Group during the current quarter.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	Three Months Ended March 31, 2007			Three Months Ended March 31,2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 24,621	46.9%	11%	$ 22,193	65.7%
Investment banking	27,482	52.3%	141%	11,427	33.8%
Other	541	1.0%	132%	233	0.7%
Total Revenues	52,644	100.2%	56%	33,853	100.2%
Less: Interest expense	114	0.2%	107%	55	0.2%
Net Revenues	52,530	100.0%	55%	33,798	100.0%
Non-interest expenses:
Employee compensation and benefits	30,889	58.8%	55%	19,899	58.9%
Occupancy and equipment rental	1,441	2.7%	26%	1,141	3.4%
Communications and office supplies	3,138	6.0%	13%	2,784	8.2%
Commissions and floor brokerage	557	1.1%	8%	515	1.5%
Other operating expenses	3,087	5.9%	31%	2,359	7.0%
Total Non-interest expenses	39,112	74.5%	46%	26,698	79.0%
Income before income taxes	$ 13,418	25.5%	89%	$ 7,100	21.0%

Equity Capital Markets recorded net revenue of $52.5 million in the first quarter 2007, an increase of 55% from the same quarter last year, principally due to increased commissions and principal transactions and increased investment banking revenue. Investment banking revenue increased principally due to financial advisory fees of $15.7 million, a 51 % increase over last year's first quarter, and equity financing revenue of $11.8 million, up 1,016% compared to the first quarter of 2006. The Ryan Beck acquisition contributed $1.5 million of net revenues during the quarter.

Non-interest expenses increased 46% to $39.1 million in the first quarter of 2007 compared to $26.7 million in the first quarter of 2006 principally due to a 55% increase in employee compensation and benefits to $30.9 million compared to $19.9 million in the first quarter of 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased production. As a percentage of net revenues, employee compensation and benefits was 58.8% and 58.9% for the first quarter of 2007 and the first quarter of 2006, respectively. Increases in all non-compensation expense categories can be attributed to the increased production.

Income before income taxes increased 89% to $13.4 million in the first three months of 2007 compared to $7.1 million in the prior year period as a result of the 55% increase in net revenues and the leverage in increased production. The Ryan Beck acquisition contributed a loss of $321,000 to Equity Capital Markets during the current quarter.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	Three Months Ended March 31,2007			Three Months Ended March 31,2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 11,592	79.3%	17%	$ 9,945	83.7%
Investment banking	3,296	22.6%	77%	1,865	15.7%
Interest	6,355	43.5%	155%	2,493	21.0%
Other	2	0.0%	-78%	9	0.1%
Total Revenues	21,245	145.4%	48%	14,312	120.5%
Less: Interest expense	6,630	45.4%	172%	2,437	20.5%
Net Revenues	14,615	100.0%	23%	11,875	100.0%
Non-interest expenses:
Employee compensation and benefits	10,154	69.5%	35%	7,499	63.2%
Occupancy and equipment rental	700	4.8%	1%	696	5.9%
Communications and office supplies	995	6.8%	7%	931	7.8%
Commissions and floor brokerage	49	0.3%	-37%	78	0.7%
Other operating expenses	830	5.7%	-17%	996	8.3%
Total Non-interest expenses	12,728	87.1%	25%	10,200	85.9%
Income before income taxes	$ 1,887	12.9%	13%	$ 1,675	14.1%

Net revenues for the first three months of 2007 increased 23% to $14.6 million from $11.9 million during the same time period last year, principally due to an increase in commissions and principal transactions. Investment banking revenue increased principally due to increased underwriting activity. For the quarter, Ryan Beck contributed $1.1 million in net revenues.

Interest revenue increased $3.9 million principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients. Interest expense increased $4.2 million as a result of increased interest expense incurred to carry that inventory.

Non-interest expenses increased $2.5 million or 25% to $12.8 million primarily due to a 35% increase in employee compensation and benefits which increased in conjunction with increased productivity.

Income before income taxes increased 13% to $1.9 million from $1.7 million in the year ago quarter principally as a result of the 23% increase in net revenues and the leverage in increased production. The Ryan Beck acquisition contributed $82,000 to income before income taxes of Fixed Income Capital Markets during the current quarter.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 4,289	-48%	$ 8,174
Non-interest expenses:
Employee compensation and benefits	14,836	-40%	24,757
Other operating expenses	8,032	86%	4,323
Total Non-interest expenses	22,868	-21%	29,080
Losses before income tax	$ (18,579)	-11%	$ (20,906)

Net revenues for the Other segment decreased 48% from $8.2 in the first quarter of 2006 to $4.3 million in the current quarter principally as a result of a decrease in gains on investments relating to the $5.1 million gain recorded in the first quarter of 2006 for the Company's ownership of its New York Stock Exchange membership seat. (See Note K of Notes to Condensed Consolidated Financial Statements). Ryan Beck contributed $0.8 million of revenues during the month of March 2007.

Employee compensation and benefits decreased $9.9 million, or 40%, to $14.8 million in the first quarter 2007, principally due to lower stock-based compensation recorded in the first quarter of 2007 related to the LM Capital Markets acquisition. During the first quarter of 2006, the Company recorded $17.4 million of employee compensation and benefits expenses associated with LM Capital Markets, primarily stock-based compensation, including $9.8 million associated with the difference between the grant-date fair value and the $25 per share issue price of the private placement of 1,052,220 shares purchased by key associates of the LM Capital Markets business. During the first quarter of 2007, the Company recorded $6.2 million of stock-based compensation associated with the LM Capital Markets acquisition.

Other operating expenses increased $3.7 million in the first quarter of 2007 to $8.0 million compared to $4.3 million in the first quarter of 2006 due principally to increases in travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm. Included in the 2007 first quarter is a $1.1 million charge in connection with an increase in the fair value of warrants to be issued in the Ryan Beck acquisition (See Note E - Acquisitions).

Liquidity and Capital Resources

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debentures to Trusts, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements. The average outstanding securities lending arrangements utilized in financing activities were $102.4 million and $112.5 million during the three months ending March 31, 2007 and 2006, respectively, at weighted average daily effective interest rates of 5.02% and 4.37%, respectively. The average bank borrowings during the three months ending March 31, 2007 and 2006, respectively, were $161.2 million and $108.4 million at weighted average daily interest rates of 5.66% and 4.84%, respectively.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Under the terms of the agreement, the Company paid initial consideration of $2.7 million in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of $105.2 million. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company will issue five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share, pending shareholder approval. The estimated fair value of these warrants at the date of acquisition and March 31, 2007 was $8.5 million and $9.6 million, respectively. In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. The Company has filed a preliminary proxy statement which seeks approval of the warrants and the issuance of up to 1,000,000 additional shares of Company common stock for the payment of potential earn-out consideration. If shareholder approval is not obtained by June 30, 2007, the Company will pay $20.0 million in cash in lieu of the warrants and will make any earn-out payments in cash.

In addition to the transaction consideration described above, the Company agreed: i) to establish a retention program for certain associates of Ryan Beck valued at approximately $45.1 million, consisting of $24.4 million cash and $20.7 million of Company restricted stock units ("Units") using a share price of $47.65, the price on the date of closing; ii) to fund $7.8 million change in control payments for certain executives of Ryan Beck; and iii) to issue Units valued at $10.4 million using a share price of $47.65, the price on the date of closing, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. During the second quarter of 2007, the Company funded the loans and advances to financial advisors to establish the retention program. In March 2007, Ryan Beck paid the approximately $7.8 million change in control payments to certain of its executives. As part of the transaction the Company recorded legal and other professional fees and contract termination fees of $ 7.4 million which is included in goodwill.

On March 30, 2007, the Company completed its private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust III ("the Trust"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on June 06, 2037, but may be redeemed by the Company and in turn, the Trust would call the debenture beginning June 06, 2012. The Trust requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 06, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Condensed Consolidated Statements of Financial Condition. The proceeds were utilized to acquire First Services Financial Company ("First Service").

On April 2, 2007, Stifel completed its acquisition of First Service, a Missouri corporation, and its wholly-owned subsidiary FirstService Bank, a Missouri bank, by means of the merger (the "Merger") of First Service with and into FSFC Acquisiton Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel, with AcquisitionCo surviving the Merger. The total consideration paid by Stifel in the Merger for all of the outstanding shares of First Service was approximately $37.9 million cash; of this amount, approximately $990,000 has been deposited into escrow pending satisfaction of certain contingencies provided for in an escrow agreement among Stifel, First Service, AcquisitionCo, UMB Bank, N.A., as escrow agent, and the shareholders' committee specified in the escrow agreement.

The Company has entered into a non-binding letter of intent to enter into a $35.0 million private placement of Trust Preferred Securities with substantially similar terms to Stifel Financial Capital Trust III. The Company anticipates completing the transaction in the second quarter 2007. The funds would be used to call the $34.5 million 9% Cumulative Trust Preferred Securities issued by Stifel Capital Trust I, callable no earlier than June 30, 2007.

The Company is currently evaluating Ryan Beck's non-qualified deferred compensation plans and merging those plans into Stifel Nicolaus Wealth Accumulation Plan ("SWAP"), a non-qualified deferred compensation plan. The Company anticipates completing its analysis during the second quarter of 2007. Current considerations include freezing Ryan Beck's existing plans, conforming participation requirements to SWAP requirements, and amending requirements for distribution of firm contributions for retirement eligible participants. Accordingly, upon completion of the plan amendments of the aforementioned criteria and upon approval by the Company's Board of Directors, the Company would incur a second quarter non-cash charge to operations of approximately $17.0 million to $18.0 million.

In the first three months of 2007, the Company purchased $4.9 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company repurchased 24,053 shares for the quarter ended March 31, 2007, using existing board authorizations, at an average price of $46.03 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 1,687,754 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 125,027 shares during the first quarter of 2007. The Company reissued 499 shares for the quarter ending March 31, 2007, for employee benefit plans. In the quarter ending March 31, 2007, the Company issued 462,128 new shares for employee benefit plans. The Company also issued 2,467,600 new shares under the terms of the acquisition agreement of Ryan Beck.

The Company's subsidiaries, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), Ryan Beck Holdings, Inc. ("Ryan Beck") and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At March 31, 2007, SN & Co. had net capital of $129.6 million, which was 40.54% of its aggregate debit items, and $123.2 million in excess of the minimum required net capital. Ryan Beck had net capital of $20.4 million which was $19.4 million excess of minimum required net capital, and CSA had net capital of $1.5 million, which was $1.2 million in excess of minimum required net capital. These subsidiary companies may not be able to pay cash dividends from equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2007, SN Ltd had capital and reserves of $8.4 million, which was 4.5 million in excess of the financial resources requirement under the rules of the FSA.

Management believes the funds from operations, available informal short-term credit arrangements, long term borrowings, and its ability to raise additional capital will provide sufficient resources to meet the present and anticipated financing needs.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the Company's Condensed Consolidated Financial Statements. See Note J - Income Taxes for further discussion.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have, if any, on the Company's Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes from the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended March 31, 2007, except for the acquisition of Ryan Beck & Co., Inc. on February 28, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims and regulatory matters. Some of these claims seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines and penalties. Through counsel, the Company has asserted what it believes to be meritorious defenses in all significant litigation, arbitration and regulatory matters pending or threatened against the Company. Management, based on its understanding of the facts and after consultation with counsel, estimates and appropriately records loss reserves that are believed to be reasonable. While the ultimate outcome of pending litigation, claims and regulatory matters cannot be predicted with certainty, based upon information currently known, management believes that resolution of all such matters will not have a material adverse effect on the Condensed Consolidated Statements of Financial Condition of the Company. However there can be no assurances that the ultimate resolution of these proceedings and claims will not exceed the estimated loss reserves as determined by management, and the outcome and timing of any particular matter may be material to the operating results for any particular period depending on the operating results for that period.

Item 1A. Risk Factors

For information regarding risk factors, please refer to "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to the Company's risk factors in the first three months of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the first quarter ended March 31, 2007:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2007 - January 31, 2007	- -	$	- -	- -	1,711,807
February 1, 2007 - February 28, 2007	9,231		$50.25	9,231	1,702,576
March 1, 2007 - March 31, 2007	15,063		$43.38	14,822	1,687,754

Total	24,294		$45.99	24,053

(1) The total number of shares purchased includes 241 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

Item 6. Exhibits

(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in "Note I - Stockholders Equity and Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 15, 2007	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 15, 2007	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.