Form 10-K/A
period 2006-12-31
STIFEL FINANCIAL CORP
filed 2007-06-28
CIK 720672

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

Shares of Common Stock outstanding at February 28, 2007: 14,917,527 shares, par value $0.15 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit Index located on pages 40 - 42.

STIFEL FINACIAL CORP.

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2006

Explanatory Note

Stifel Financial Corp. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 to correct the clerical error of omitting the reference to the financial statement schedule in the previously filed Report of Independent Registered Public Accounting Firm in Part II. Item 8. The correction has no effect on the Company's consolidated statements of financial condition as of December 31, 2006 and 2005, or its consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. In Part IV Item 15(a)(3), the Company is filing updated certifications pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. With the exception of the foregoing, no other information in the originally filed Form 10-K (the "Original Filing") is being corrected, supplemented, updated, or amended. This Form 10-K/A does not purport to provide a general update or discussion of any developments subsequent to the date of the Original Filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in Item 8 has been adjusted solely to correct a clerical error in the Report of Independent Registered Public Accounting Firm in this item. These disclosures do not purport to provide a general update or discussion of any developments subsequent to the date of the Original Filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stifel Financial Corp.

St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

NOTE C - Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased at December 31, 2006 and 2005, are as follows:

	December 31, 2006		December 31, 2005
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 152,182	$ 190,963	$ 104,435	$ 143,569
State and municipal bonds	54,811	16	55,733	427
Corporate obligations	115,159	10,831	55,686	1,056
Corporate stocks	8,867	1,566	24,871	1,862
	331,019	$203,376	240,725	$146,914

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

The summary of the status of the Company's stock units as of December 31, 2006, 2005, and 2004, and changes during the years ending on those dates is presented below:

	2006		2005		2004
		Average Grant Price		Average Grant Price		Average Grant Price
Stock Units	Shares		Shares		Shares
Outstanding at beginning of year	2,943,496		3,305,802		2,925,751
Granted	2,419,848	$ 37.34	511,103	26.90	549,513	19.24
Converted	(1,450,950)		(675,972)		(81,418)
Cancelled	(131,894)		(197,437)		(88,044)
Outstanding at end of year	3,780,500		2,943,496		3,305,802

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

  PART IV

  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements are contained in Item 8 and made part hereof.
(2)	Consolidated Financial Statement Schedules:
Page

	Schedule II - Valuation and Qualifying Accounts	39

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits: See Exhibit Index on pages 40, 41 and 42 hereof.

  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 27th day of June 2007.

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

(t)(1)

  Office Sublease Agreement by and between Deutsch Bank Securities, Inc. (Lessor) and Stifel, Nicolaus & Company, Incorporated (Lessee), incorporated herein by reference to Exhibit 10.(t)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2006, filed on March 16, 2007.

(t)(2)

  Office Lease Agreement by and between ABB South Street Associates, LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10.(t)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2006, filed on March 16, 2007.

(u)

  Agreement and Plan of Merger, dated as of January 8, 2007 by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc. and Ryan Beck Holdings, Inc. incorporated herein by reference to Exhibit 2.1 to Financial's Current Report on Form 8-K / A (date of earliest event reported-January 8, 2007) filed on January 12, 2007.

(v)(1)

  Promissory Note dated as of February 1, 2007 by and between Stifel Financial Corp. and the Mayor and City Council of Baltimore, a body politic and corporate and political subdivision of the State of Maryland, by and through the Department of Housing and Community Development, c/o City of Baltimore Development Corporation, incorporated herein by reference to Exhibit 10.(v)(1) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2006, filed on March 16, 2007.

(v)(2)

  Loan Agreement dated as of February 1, 2007 by and between Stifel Financial Corp. and the Mayor and City Council of Baltimore, a body politic and corporate and political subdivision of the State of Maryland, by and through the Department of Housing and Community Development, c/o City of Baltimore Development Corporation, incorporated herein by reference to Exhibit 10.(v)(2) to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2006, filed on March 16, 2007..

21.

  List of Subsidiaries of Stifel Financial Corp., incorporated herein by reference to Exhibit 21. to Financial's Annual Report on Form 10-K (File No. 1-9305) for the year ended December 31, 2006, filed on March 16, 2007.

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