Form 10-Q
period 2007-06-30
STIFEL FINANCIAL CORP
filed 2007-08-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):Large accelerated filer ¨ Accelerated filer x Non-accelerated filer ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

As of July 31, 2007, there were 15,040,152 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding

Stifel Financial Corp.
Form 10-Q Index
June 30, 2007

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2007 and 2006	4
Condensed Consolidated Statements of Comprehensive Income (Unaudited) Three and Six Months Ended June 30, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 26
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 47
Item 3. Quantitative and Qualitative Disclosures about Market Risk	48 - 49
Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except par values and share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 53,242	$ 20,982
Cash segregated under federal and other regulations	116	18
Securities purchased under agreements to resell	154,950	156,145
Receivables from brokers and dealers:
Securities failed to deliver	32,108	36,232
Deposits paid for securities borrowed	33,840	35,646
Clearing organizations	125,741	62,342
Receivables from brokerage customers, net of allowance for doubtful receivables of $401 and $307, respectively	340,777	274,269
Securities:
Trading securities owned, at fair value	46,359	80,587
Trading securities owned and pledged, at fair value	323,324	250,432
Available for sale securities, at fair value	55,040	- -
Bank loans, net of allowance for loan losses of $1,142 and $0, respectively	95,309	- -
Bank foreclosed assets held for sale, net	871	- -
Investments	70,894	49,465
Membership in exchanges	168	168
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $33,427 and $30,713, respectively	30,493	14,353
Goodwill	73,656	15,861
Intangible assets, net of allowances for amortization of $2,470 and $1,608, respectively	13,710	5,842
Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $520 and $687, respectively	69,959	24,517
Deferred tax asset	33,627	8,988
Other assets	79,572	48,927
Total Assets	$ 1,633,756	$ 1,084,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 283,000	$ 195,600
Drafts payable	24,119	34,900
Payables to brokers and dealers:
Securities failed to receive	29,225	12,973
Deposits received from securities loaned	56,700	86,018
Clearing organizations	6,882	10,778
Payables to customers	154,182	128,676
Bank deposits	140,467	- -
Trading securities sold, but not yet purchased, at fair value	212,132	203,376
Accrued employee compensation	113,887	61,862
Accounts payable and accrued expenses	52,251	31,947
Advances from Federal Home Loan Bank	4,500	- -
Debenture to Stifel Financial Capital Trust I	34,500	34,500
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	- -
Debenture to Stifel Financial Capital Trust IV	35,000	- -
Other	24,598	24,598
	1,241,443	860,228
Liabilities subordinated to claims of general creditors	4,072	4,281
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 15,039,802 and 12,025,404 shares respectively	2,256	1,804
Additional paid-in capital	282,371	125,165
Retained earnings	105,011	94,651
Accumulated other comprehensive loss	(147)	- -
	389,491	221,620
Less:
Treasury stock, at cost, 0 and 0 shares, respectively	- -	- -
Unearned employee stock ownership plan shares, at cost, 130,151 and 140,995 shares, respectively	1,250	1,355
Total Stockholders' Equity	388,241	220,265
Total Liabilities and Stockholders' Equity	$ 1,633,756	$ 1,084,774

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Commissions	$ 80,637	$ 48,064	$ 142,013	$ 96,240
Principal transactions	33,301	20,754	59,867	42,380
Investment banking	63,932	15,757	106,998	31,505
Asset management and service fees	25,537	14,239	44,910	27,737
Interest	16,699	8,635	27,399	15,826
Other	525	(98)	1,942	7,260
Total revenues	220,631	107,351	383,129	220,948
Less: Interest expense	9,696	4,684	15,233	8,747
Net revenues	210,935	102,667	367,896	212,201

NON-INTEREST EXPENSES
Employee compensation and benefits	163,777	74,385	274,611	161,079
Occupancy and equipment rental	15,667	7,267	26,275	14,762
Communications and office supplies	11,681	6,483	19,775	12,896
Commissions and floor brokerage	3,104	1,838	4,719	3,105
Other operating expenses	14,042	8,721	25,035	15,603
Total non-interest expenses	208,271	98,694	350,415	207,445
Income before income taxes	2,664	3,973	17,481	4,756

Provision for income taxes	1,216	1,675	7,204	1,982

Net income	$ 1,448	$ 2,298	$ 10,277	$ 2,774

Earnings per share:
Basic	$ 0.10	$ 0.20	$ 0.73	$ 0.24
Diluted	$ 0.08	$ 0.16	$ 0.63	$ 0.20
Weighted average common equivalent shares outstanding:
Basic	14,850	11,729	13,986	11,485
Diluted	17,341	14,132	16,347	13,835

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$ 1,448	$ 2,298	$ 10,277	$ 2,774
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of income taxes of $99, $0, $99 and $0, respectively	(147)	- -	(147)	- -
Less: reclassification for losses included in net income	- -	- -	- -	- -
Other comprehensive loss	(147)	- -	(147)	- -
Comprehensive income	$ 1,301	$ 2,298	$ 10,130	$ 2,774

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

                                                                                                                                                            Six Months Ended

	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 10,277	$ 2,774
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,755	1,935
Loans and advances amortization	7,445	2,991
Provision for loan loss	15
Deferred taxes and other	(9,683)	(2,028)
Excess tax benefit associated with stock based awards	(8,442)	(10,158)
Warrant Valuation	455	- -
Compensation related to the private placement	- -	9,751
Stock based compensation	35,230	14,512
Loss on available for sale securities	244	- -
Gains on investments	(8)	(6,512)
Loss (gain) on sale of foreclosed assets	8	- -
	41,296	13,265
Decrease (increase) in assets:
Operating receivables	(123,973)	(40,982)
Cash segregated under federal and other regulations	(1)	(20)
Securities purchased under agreements to resell	1,195	(87,972)
Securities owned, including those pledged	74,740	(99,041)
Loans and advances to financial advisors and other employees	(34,773)	(4,689)
Other assets	(6,114)	37,152
Increase (decrease) in liabilities:
Operating payables	37,363	32,771
Securities sold, but not yet purchased	(51,070)	94,244
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(10,517)	(54,378)
Cash Flows From Operating Activities	(71,854)	(109,650)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of other investments	40,191	42,214
Proceeds from bank customer loan repayments	23,179	- -
Proceeds from sale of bank foreclosed assets	492	- -
Payments for:
Bank customer loan originations	(21,487)	- -
Purchase of First Service Financial Corp.	(33,219)	- -
Purchase of Ryan Beck	3,545	- -
Purchase of MJSK	(110)	- -
Purchase of available-for-sale securities	(38,211)	- -
Purchase of office equipment and leasehold improvements	(7,426)	(2,641)
Purchase of investments	(38,381)	(39,736)
Cash Flows From Investing Activities	(71,427)	(163)

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

                                                                                                                                                          Six Months Ended

	June 30, 2007	June 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank deposits, net	45,295	- -
Short-term borrowings, net	87,400	52,350
Securities loaned, net	(28,819)	31,592
Excess tax benefit associated with stock based awards	8,442	10,158
Reissuance of treasury stock	166	- -
Issuance of stock	1,257	1,183
Issuance of debentures to Stifel Financial Capital Trust III	35,000	- -
Issuance of debentures to Stifel Financial Capital Trust IV	35,000	- -
Proceeds from private placement	200	26,306
Payments for:
Advances from the Federal Home Loan Bank	(6,573)	- -
Purchase of stock for treasury	(1,107)	(2,490)
Reduction of subordinated debt	(720)	- -
Cash Flows From Financing Activities	175,541	119,099
Increase in cash and cash equivalents	32,260	9,286
Cash and cash equivalents - beginning of period	20,982	12,529
Cash and Cash Equivalents - end of period	$ 53,242	$ 21,815
Supplemental disclosure of cash flow information:
Income tax payments	$ 7,142	$ 912
Interest payments	$ 14,412	$ 9,071
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 104	$ 104
Stock units granted, net of forfeitures	$ 59,070	$ 75,581
Ryan Beck purchase-stock and warrants	$ 118,969	$ - -

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck"). The Company closed on the acquisition of First Service Financial Company and its wholly-owned subsidiary First Service Bank ("First Service Bank") on April 2, 2007. Upon closing, First Service Bank converted its charter from a Missouri bank to a Missouri trust company and changed its name to Stifel Bank & Trust. The Company obtained approval from the Federal Reserve to become a bank holding company and financial holding company and is now subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The results of operations of Ryan Beck and Stifel Bank & Trust have been included in the Company's financial statements prospectively beginning on their respective dates of acquisition.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the fair value of goodwill and intangible assets; and interim incentive compensation accruals. Additionally, with the Company's acquisition of Stifel Bank & Trust, the allowance for loan losses is considered to be a critical accounting policy. Actual results could differ from those estimates.

Available- For- Sale Securities

Available-for-sale securities are securities for which the Company has no immediate plan to sell but which may be sold in the future and are held by the Company's newly-acquired subsidiary, Stifel Bank & Trust. Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to or in anticipation of, changes in market conditions. Securities classified as available -for -sale are reported at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported as other comprehensive income until realized. The fair value of the securities are determined based upon quoted market prices. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses) in other income or other expense. Gains and losses on sales of securities are determined on the specific-identification method. Available-for-sale securities are regularly reviewed for losses that may be considered other than temporary. Management has evaluated the securities in an unrealized loss position and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company considers several factors in its evaluation of other than temporary securities, including recent changes in market interest rates, credit rating information, and information obtained from regulatory filings.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements.  SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans originated by Stifel Bank & Trust. Bank loans that management has the intent and ability to hold are recorded at outstanding principal adjusted for any charge offs, allowance for loan losses, and unamortized premiums or discounts on purchased loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Interest income is recognized in the period using the effective interest rate method which is based upon the respective interest rates and the average daily asset balance.

The Company regularly reviews the loan portfolio and has established an allowance for loan losses in accordance with SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with SFAS No. 114, Accounting by a Creditor for Impairment of a Loan. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement will not be collectible. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (non-accrual status), and any accrued and unpaid interest income is written off. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank & Trust are held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expense from operations and changes in the valuation allowance are included in other income or other expense.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock of $407 at June 30, 2007, included in Other Assets, is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Deposits

The fair value of demand deposit accounts, interest bearing savings accounts with no stated maturity, advances from the Federal Home Loan Bank, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, is based on a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities and approximates carrying value at June 30, 2007. The carrying amount of interest payable approximates its fair value.

Common Stock Warrants

From February 28, 2007, the date the Company acquired Ryan Beck, until June 22, 2007, the date shareholder approval was obtained to issue 500,000 warrants as part of the purchase consideration, the Company accounted for the stock warrants to be issued as a liability in accordance with the guidance provided by Emerging Issues Task Force ("EITF") 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). EITF 00-19 requires equity-related financial instruments within its scope to be classified as assets or liabilities if (1) they require or may require net-cash settlement (including a requirement to net-cash settle if an event occurs that is outside the control of the issuer), or (2) they give the counterparty a choice of net-cash settlement or settlement in shares (physical or net-share settlement). If the Company had not obtained shareholder approval by June 30, 2007, the Company would have been required to pay $20,000 in cash in lieu of warrants. Accordingly, the warrants were determined to be a liability recorded at fair value of $16,440 as of the date of closing. Changes in the fair value from February 28 to June 22, 2007 of $455 are included in "other operating expenses" in the Company's Condensed Consolidated Statements of Operations. Upon obtaining shareholder approval, the fair value of the warrants at that date of $16,895 was reclassified to the stockholder's equity section on the Company's Condensed Consolidated Statements of Financial Condition and is no longer required to be adjusted to fair value each reporting period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the Company's Condensed Consolidated Financial Statements.

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

NOTE B - STOCK-BASED COMPENSATION PLANS

The Company has various incentive stock award plans consisting of the Company's 1997 and 2001 Incentive Stock Plans, whereby the Company may grant up to an aggregate of 8,748,659 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units, the "Equity Incentive Plan for Non-Employee Directors", whereby the Company may grant stock options and stock units up to 200,000 shares, and the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for Financial advisors, whereby the Company is authorized to grant 933,333 stock units. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company.

On June 22, 2007, the Company's shareholders approved the Stifel Financial Corp. 2007 Incentive Stock Plan (For Ryan Beck Employees) whereby the Company may grant up to an aggregate of 1,200,000 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units. In connection with the Company's acquisition of Ryan Beck, the Company agreed to establish a retention program including cash and equity compensation awards (in the form of restricted stock units) for certain investment executives and officers of Ryan Beck. In addition, participants in certain of Ryan Beck's deferred compensation programs were permitted to convert their portion of equity incentive deferred compensation into the Company's equity incentive deferred compensation in the form of restricted stock units. The Company issued 394,179 restricted stock units for the retention program, and issued 280,248 restricted stock units in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. The value of the restricted stock units is $40,196 based on the closing price of the Company's common stock on June 22, 2007, the date the shareholders approved the 2007 Incentive Stock Plan. The restricted stock units issued for the retention program will vest over a three to seven year period.

In connection with various factors related to the acquisition of Ryan Beck, the Ryan Beck deferred compensation plans, which included elections of equity based components, were modified on June 29, 2007 to provide vesting on the achievement of one year of service. As a result of the vesting, $16,405 was recorded as additional paid in capital.

Stock Units

During the three month period ended June 30, 2007 the Company granted 805,540 units at a weighted average grant date fair-value of $57.71 per unit and converted 28,309 units into common stock. During the six month period ending June 30, 2007, the Company granted 1,109,823 units at a weighted average grant date fair-value of $54.59 per unit and converted 512,563 units into common stock. At June 30, 2007, the total number of outstanding stock units under the plans was 4,362,954.

On January 2, 2006, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets"). The units were granted in accordance with the Company's 2001 incentive stock award plan as amended with a grant date fair value of $37.59 per unit. The units vest ratably over a three year period. The Company incurred compensation expense of $5,343 and $5,736 in the second quarter of 2007 and 2006, respectively, and $10,801 and $11,254 during the first six months of 2007 and 2006, respectively.

The total stock unit compensation cost recognized for the three and six-month periods ended June 30, 2007 was $8,607 and $18,139, respectively. The total tax benefit related thereto was $121 and $6,110, respectively. The total compensation cost recognized for the three and six-month periods ended June 30, 2006 was $8,230 and $16,526, respectively. The 2006 total tax benefit related thereto was $63 and $8,570, respectively.

Stock Option/Incentive Award Plans

For the three and six-months ended June 30, 2007, no options were granted. The Company has substantially eliminated the use of stock options as a compensation tool. As of June 30, 2007, there were 1,320,099 options outstanding at a weighted-average exercise price of $11.22 and a weighted-average remaining contractual life of 4.16 years. As of June 30, 2007, there was approximately $1,390 of unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.16 years.

The Company received $804 and $1,676 cash from the exercise of stock options during the three and six-month periods ended June 30, 2007.

NOTE C - REGULATORY AND CAPITAL REQUIREMENTS

Brokerage

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

At June 30, 2007, SN & Co. had net capital of $113,799, which was 28.86% of its aggregate debit items, and $105,914 in excess of the minimum required net capital. Ryan Beck had net capital of $23,682, which was $22,682 in excess of minimum required net capital, and CSA had net capital of $2,291, which was $1,868 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2007, SN Ltd had capital and reserves of $6,465, which was $2,634 in excess of the financial resources requirement under the rules of the FSA.

Banking

Stifel Bank & Trust is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Stifel Bank & Trust's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Stifel Bank & Trust must meet specific capital guidelines that involve quantitative measures of Stifel Bank & Trust's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Stifel Bank & Trust's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Stifel Bank & Trust to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007 that Stifel Bank & Trust meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, Stifel Bank & Trust is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", Stifel Bank & Trust must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The calculation of Stifel Bank & Trust's actual capital amounts and ratios as of June 30, 2007 are presented in the following table:

($'s in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 39,136	28.6%	$10,937	8.0%	$13,671	10.0%
Tier 1 capital to risk-weighted assets	$ 37,993	27.8%	$ 5,468	4.0%	$ 8,203	6.0%
Tier 1 capital to adjusted average total assets	$ 37,993	26.6%	$ 5,725	4.0%	$ 7,156	5.0%

NOTE D - LEGAL PROCEEDINGS

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Consolidated Statements of Financial Condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. The Company has provided reserves for such matters in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts reserved.

NOTE E - ACQUISITIONS

On April 2, 2007, the Company completed its acquisition of First Service Financial Company ("First Service"), a Missouri corporation, and its wholly-owned subsidiary First Service Bank, a Missouri bank, by means of the merger (the "Merger") of First Service with and into FSFC Acquisiton Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel, with AcquisitionCo surviving the Merger. The total consideration paid by Stifel in the Merger for all of the outstanding shares of First Service was $37,896 in cash; of this amount, approximately $990 has been deposited into escrow pending satisfaction of certain contingencies provided for in an escrow agreement among Stifel, First Service, AcquisitionCo, UMB Bank, N.A., as escrow agent, and the shareholders' committee specified in the escrow agreement. Upon consummation of the Merger, Stifel became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, First Service Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust."

The following reflects the fair values of assets acquired and liabilities assumed by the Company in the First Service acquisition. Such estimated asset and liability amounts are based on preliminary valuation information. The final allocation of the purchase price on the Company's consolidated financial statements may differ from that reflected herein as a result of the completion of the valuation study required to finalize the purchase price allocation. Management believes that the foregoing will not result in material changes to the consolidated financial statements.

($'s in thousands)
Cash	$ 2,777
Federal funds sold	1,900
Available for sale-securities	16,585
Loans	97,016
Office equipment and leasehold improvements	2,694
Goodwill	15,778
Intangible assets-core deposits	2,157
Foreclosed assets held for sale	1,371
Investments	822
Interest receivable	583
Deferred tax asset	291
Other assets	2,918
Total assets acquired	144,892
Deposits	95,116
Borrowed funds	11,073
Interest payable	474
Other liabilities	333
Total liabilities assumed	106,996
Net assets acquired	$ 37,896

The goodwill and intangible asset of $17,935 was assigned to a newly created "Banking" business segment. The total amount of goodwill is not deductible for tax purposes.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of First Service are included in the Company's Condensed Consolidated Statements of Operations prospectively from the date of acquisition.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. The acquisition was made to extend our geographic reach to the Mid-Atlantic region and to leverage the capabilities of the Company's capital markets business, strong research platforms, and technology and operations infrastructure. Ryan Beck will continue to operate as a separate broker-dealer until after all existing branches of Ryan Beck are converted to Stifel Nicolaus. Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair values of the warrants on date of closing and issuance were $16,440 and $16,895, respectively.

In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees, as defined, over $25,000 for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. The Company obtained the approval of shareholders on June 22, 2007 for the issuance of up to 1,000,000 additional shares of Company common stock for the payment of contingent earn-out consideration.

Ryan Beck's results of operations have been included in the Company's Condensed Consolidated Statements of Operations prospectively beginning on the date of acquisition. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Company results to include Ryan Beck's results of operations including amortization of the loans and restricted stock units issued in the establishment of the retention program and additional amortization for restricted stock issued as deferred compensation. The pro forma results do not include any future cost savings related to the elimination of clearing fees and redundant corporate overhead expenses. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

(in thousands, except per share data)	Three Months Ended	Six Months Ended
	June 30, 2006 (unaudited)	June 30,2007 (unaudited)	June 30, 2006 (unaudited)
Total revenues	$ 156,531	$ 404,748	$ 323,241
Net income	$ (1,202)	$ 5,301	$ (3,524)
Basic earnings per share	$ (0.10)	$ 0.36	$ (0.31)
Diluted earnings per share	$ (0.10)	$ 0.31	$ (0.31)
Basic weighted average shares outstanding	11,729	14,850	11,485
Diluted weighted average shares outstanding	11,729	17,341	11,485

In addition to the transaction consideration described above, the Company i) established a retention program for certain associates of Ryan Beck valued at approximately $47,916, consisting of $24,423 employee loans paid in cash and 394,179 Company restricted stock units ("Units") valued at $23,493 using a share price of $59.60, the price on the date of closing; and ii) issued 280,248 Units valued at approximately $16,703 using the price on the date of closing, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. On June 22, 2006 the Company obtained shareholder approval for the Stifel Financial 2007 Incentive Stock Plan from which the above units were issued. The effects of these transactions are included in the pro forma results above. Additionally, on June 29, 2007, the Company recorded a $20,254 compensation charge related to the amendment of the Ryan Beck deferred compensation plans. See Note B - Stock Based Compensation Plans.

A summary of the fair values of the net assets acquired as of February 28, 2007, based upon the purchase price allocation, is as follows:

($'s in thousands)
Cash	$ 6,198
Cash segregated under federal and other regulations	97
Receivables from customers	3
Securities owned, at fair value	113,891
Office equipment and leasehold improvements	9,458
Goodwill	41,914
Intangible asset	6,538
Loans and advances to financial advisors and other employees	18,114
Deferred tax asset	14,442
Other assets	36,728
Total assets acquired	247,383
Securities sold, but not yet purchased, at fair value	59,826
Accrued employee compensation	44,783
Accounts payable and accrued expenses	21,152
Total liabilities assumed	125,761
Net assets acquired	$ 121,622

The goodwill and intangible assets of $48,452 was assigned to Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $42,317, $3,963, and $2,172, respectively. The total amount of goodwill is not deductible for tax purposes.

The final allocation of the purchase price on the Company's consolidated financial statements may differ from that reflected herein as a result of i) completion of the valuation study required to finalize the purchase price allocation, and ii) final resolution of contingent consideration for this acquisition. Management believes that the foregoing will not result in material changes to the consolidated financial statements.

NOTE F-AVAILABLE-FOR-SALE SECURITIES

The following table provides a summary of the amortized cost and fair values of available-for-sale securities at June 30, 2007:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$ 24,968	$ 3	$ (272)	$ 24,699
State and political subdivisions	1,530	- -	(20)	1,510
Mortgage-backed securities-agency collateralized	13,595	43	- -	13,638
Mortgage-backed securities-non agency collateralized	15,193	- -	- -	15,193
	$ 55,286	$ 46	$ (292)	$ 55,040

The amortized cost and fair value of available-for-sale securities at June 30, 2007 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
U.S. Government and state and political agencies:
Within one year	$ 2,494	$ 2,487
One to five years	3,071	3,041
Five to fifteen years	20,933	20,681
Mortgage-backed securities:
Three years or less	15,193	15,193
Over three years	13,595	13,638
	$ 55,286	$ 55,040

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $ 1,988 at June 30, 2007.

There were no material proceeds from the sale of securities available for sale for the three months and six months ended June 30, 2007.

Certain investments in debt securities are reported in the Condensed Consolidated Statements of Financial Condition at an amount less than their amortized cost. Total fair value of these investments at June 30, 2007 was $25,206, which is approximately 46% of the Company's available-for-sale investment portfolio. The historical cost basis of these investments is $25,498 at June 30, 2007. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, the Company believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE G - BANK LOANS

The following table provides a summary of Stifel Bank & Trust's loan portfolio at June 30, 2007 (in thousands):

Commercial real estate	$ 30,830
Construction and land	22,629
Commercial	22,601
Residential real estate	18,331
Consumer	721
Other	1,339
Total bank loans	96,451
Less: allowance for loan losses	1,142
Total bank loans, net	$ 95,309

Changes in the allowance for loan losses for the six months ended June 30, 2007 are as follows:

Beginning balance	$ 1,127
Provision for loan loss charged to operations	15
Charge-offs	- -
Recoveries	- -
Balance, end of period	$ 1,142

Included in the loan portfolio at June 30, 2007 are impaired loans and non-accrual loans totaling $0 and $988, respectively. There were no accruing loans delinquent 90 days or more at June 30, 2007. The non-accrual loans were included in the amount of consideration placed in escrow at closing of the acquisition. See Note E - Acquisitions.

At June 30, 2007, Stifel Bank & Trust had loans outstanding to executive officers, directors and significant stockholders and their affiliates in the amount of $3,941. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE H - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Banking	Total
Goodwill
Balance at December 31, 2006	$ 5,300	$ 7,741	$ 2,820	$ - -	$ 15,861
Acquisitions/Purchase price adjustments	37,406	2,934	1,677	15,778	57,795
Impairment losses	- -	- -	- -	- -	- -
Balance at June 30, 2007	42,706	10,675	4,497	15,778	73,656

Intangible Assets
Balance at December 31, 2006	3,288	2,135	419	- -	5,842
Net Additions	5,014	1,379	495	2,157	9,045
Amortization of intangible assets	(533)	(490)	(26)	(128)	(1,177)
Impairment losses	- -	- -	- -	- -	- -
Balance at June 30, 2007	7,769	3,024	888	2,029	13,710

Total Goodwill and intangible assets	$ 50,475	$ 13,699	$ 5,385	$ 17,807	$ 87,366

Intangible assets consist of acquired customer lists, non-compete agreements and core deposits that are amortized to expense over their contractual or determined useful lives as well as backlog, which is amortized against revenue as specific transactions are closed. The gross and accumulated amortization balances of intangibles are as follows:

	June 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$ 12,104	$ 1,452	$ 10,652	$ 5,914	$ 1,022	$ 4,892
Backlog	348	314	34	- -	- -	- -
Core deposits	2,157	128	2,029	- -	- -	- -
Non-compete agreements	1,886	891	995	1,536	586	950
Total amortized intangible assets	$ 16,495	$ 2,785	$ 13,710	$ 7,450	$ 1,608	$ 5,842

Aggregate amortization expense related to intangible assets was $871 and $197 for the three months ending June 30, 2007 and 2006, respectively and $1,177 and $402 for the six months ending June 30, 2007 and 2006, respectively. Estimated annual amortization expense for the next five years is: 2007 - $2,323 (including $1,177 recognized during the first six months); 2008 - $1,921; 2009 - $1,378; 2010 - $1,251; 2011 - $1,188; and 2012-$1,048.

NOTE I -DEPOSITS

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at June 30, 2007 are summarized as follows:

Amount (in thousands)
Demand deposits-non-interest bearing	$ 9,369
Demand deposits-interest bearing	76,171
Savings accounts	573
Certificates of deposit, less than $100,000	29,997
Certificates of deposit, $100,000 and greater	24,357
Total deposits	$ 140,467

The weighted average interest rate on deposits was approximately 3.9% at June 30, 2007.

The scheduled maturities of certificates of deposit at June 30, 2007 were as follows:

(in thousands)
Certificates of deposit, less than $100,000:
Within one year	$ 25,146
One to three years	3,814
Over three years	1,037
$ 29,997
Certificates of deposit, $100,000 and greater:
Within one year	$ 20,192
One to three years	3,343
Over three years	822
$ 24,357

At June 30, 2007, the amount of deposits includes deposits of related parties. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At June 30, 2007, $25 of customer demand deposit overdrafts have been recorded to Loans.

NOTE J - ADVANCES FROM THE FEDERAL HOME LOAN BANK ("FHLB")

At June 30, 2007, the Company had advances aggregating $4,500 from the FHLB with a weighted-average interest rate of 5.28%. The advances are scheduled to mature in 2007. The advances are secured by a blanket assignment of loans held by the Company.

NOTE K - DEBENTURE TO STIFEL FINANCIAL CAPITAL TRUST III and IV

On March 30, 2007, the Company completed its private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust III ("Trust III"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on June 06, 2037, but may be redeemed by the Company and in turn, Trust III would call the debenture beginning June 06, 2012. Trust III requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 06, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Company's Condensed Consolidated Statements of Financial Condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of First Service Financial Company.

On June 28, 2007, the Company completed its private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust IV ("Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 06, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 06, 2012. Trust IV requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 06, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's Condensed Consolidated Statements of Financial Condition The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV will be used to call on July 13, 2007 the Company's $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007. See Note P-Subsequent Events.

NOTE L - SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Banking, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The Banking segment includes the results of operations from the Company's newly acquired wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and the Ryan Beck acquisitions, and general administration.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2007	2006	2007	2006
Private Client Group	$ 118,274	$ 54,942	$ 203,801	$ 111,000
Equity Capital Markets	78,410	35,311	130,940	69,109
Fixed Income Capital Markets	10,496	10,636	25,111	22,105
Banking (1)	1,090	- -	1,090	- -
Other	2,665	1,778	6,954	9,987
Total Net Revenues	$ 210,935	$ 102,667	$ 367,896	$ 212,201
Operating Contribution
Private Client Group	$ 26,377	$ 11,690	$ 44,468	$ 24,125
Equity Capital Markets	20,528	7,932	33,946	15,434
Fixed Income Capital Markets	(614)	1,028	1,273	2,748
Banking (1)	274	- -	274	- -
Other/ Unallocated Overhead	(43,901)	(16,677)	(62,480)	(37,551)
Income before income taxes	$ 2,664	$ 3,973	$ 17,481	$ 4,756

(1) The Banking segment was added beginning on April 2, 2007 with the Company's acquisition of First Service, now referred to as Stifel Bank & Trust.

Information regarding net revenue by geographic area is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2007	2006	2007	2006
United States	$ 204,314	$ 98,801	$ 354,805	$ 204,454
United Kingdom	4,215	2,690	7,681	5,369
Other European	2,406	1,176	5,410	2,378
Total Net Revenues	$ 210,935	$ 102,667	$ 367,896	$ 212,201

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE M - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first six months of 2007, the Company repurchased 24,415 shares of its common stock, at an average price of $45.99 per share. The Company reissued 24,415 shares of common stock and issued 546,798 new shares for its employee benefit plans in the first six months of 2007.

As partial consideration of the purchase price of Ryan Beck, the Company issued 2,467,600 shares of Company common stock valued at $41.55 per share and issued five-year immediately exercisable warrants, upon obtaining shareholder approval on June 22, 2006, to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Additionally, on June 22, 2006, the Company obtained shareholder approval (1) for the issuance of up to 1,000,000 additional shares of common stock for the payment of earn-out consideration relating to the Company's acquisition of Ryan Beck Holdings, Inc. in the event the Company elects to make the contingent earn-out payments in shares of common stock and (2) adopting the Stifel Financial Corp. 2007 Incentive Stock Plan (For Ryan Beck Employees) which provides for the issuance of up to 1,200,000 additional shares to provide incentive equity compensation to certain employees of Ryan Beck Holdings. See further discussion of the Ryan Beck acquisition at Note E - Acquisitions.

On June 22, 2007, the Company issued 280,242 restricted stock units under the Stifel Financial Corp. 2007 Incentive Stock Plan (for Ryan Beck Employees) in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. The value of the restricted stock units issued was $59.60 which was the price as of the date on which stockholder approval for the Plan was obtained, according to the agreement. On June 29, 2007, the Ryan Beck deferred compensation plans were amended, resulting in the Company recording a $20,254 compensation charge in the second quarter of 2007 and the reclassification of $16,405 from liabilities to additional paid-in capital. See additional discussion at Note B - Stock-Based Compensation Plans. Additionally, on June 22, 2007 the Company issued 394,179 restricted stock units valued at $23,493 using the closing stock price on that date as part of the retention program established for certain associates of Ryan Beck.

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

The components of the basic and diluted EPS calculations for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Income Available to Common Stockholders
Net Income	$ 1,448	$ 2,298	$ 10,277	$ 2,774
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	14,850	11,729	13,986	11,485
Effect of dilutive securities from employee benefit plans	2,491	2,403	2,361	2,350
Diluted Weighted Average Shares Outstanding	17,341	14,132	16,347	13,835
Basic Earnings per share	$ 0.10	$ 0.20	$ 0.73	$ 0.24
Diluted Earnings per share	$ 0.08	$ 0.16	$ 0.63	$ 0.20

NOTE N - INCOME TAXES

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN 48 on January 1, 2007, the Company had an accrual for interest and penalties of $627

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the date of adoption and of the current interim reporting date by a decrease in an amount ranging from $586 to $701 related to the anticipated amendments to prior tax filings. This change would not affect the annual effective tax for 2007.

The Company is subject to taxation in the US and various states and foreign jurisdictions. The Company is no longer subject to US federal tax examinations for years before 2004. With few exceptions, state, local and foreign examinations by tax authorities remain open for years after 2001.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, Stifel Bank & Trust has commitments to originate loans, standby letters of credit and lines of credit.

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established by the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do no necessarily represent future cash commitments. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At June 30, 2007, Stifel Bank & Trust had outstanding commitments to originate loans aggregating approximately $1,910. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank & Trust to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank & Trust be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2007, Stifel Bank & Trust had total outstanding letters of credit totaling $354 with terms ranging from one to four years.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank & Trust uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2007, Stifel Bank & Trust has granted unused lines of credit to commercial and consumer borrowers aggregating $23,749.

NOTE P - IMPACT OF THE NYSE/ARCHIPELAGO MERGER

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, the Company received $371 in cash and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. As a result of the closing, the Company recorded a gain of $5,071 which was included in "other revenues" in the Company's Condensed Consolidated Statements of Operations for the three months ending March 31, 2006. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse. As a result of the fluctuation in the NYSE Group share price, the Company recorded an after tax loss of approximately $205,000 and $261,000 for the three and six-months ended June 30, 2007, respectively.

NOTE Q - SUBSEQUENT EVENTS

On July 13, 2007, the Company called its $34,500, 9% Cumulative Trust Preferred Securities issued on April 25, 2002 through Stifel Financial Capital Trust I using the proceeds from the June 28, 2007 sale of $35,000 junior subordinated debentures to Stifel Capital Trust IV. For the three and six-months ended June 30, 2007,the Company recorded a pre tax charge of $1.3 million for the write off of deferred issuance costs related to the 9% Trust Preferred Securities. See Note K-Debentures to Stifel Capital Trust III and IV for further discussion regarding the junior subordinated debentures to Stifel Capital Trust IV.

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

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, including those that involve varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In addition, see Note A of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for a more comprehensive listing of significant accounting policies. In addition, with the Company's acquisition of First Service, now referred to as Stifel Bank & Trust, on April 2, 2007, the Company has determined that the allowance for loan losses is a critical accounting policy. For a description of the accounting policy related to allowance for loan losses, see Note A - Reporting Policies, Bank Loans and Allowance for Loan Losses, to the Condensed Consolidated Financial Statements included herein.

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

Business & Economic Environment

The key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite, while virtually unchanged in the first quarter of 2007 compared to year-end 2006, improved during the second quarter and have risen to historical highs with the DJIA closing over 13,000 for the first time ever on April 25, 2007 and continuing its climb throughout the second quarter and first part of the third quarter, subsequently closing over 14,000 on July 19, 2007. The key indicators of the market's performances also showed improvement over the prior year period. At June 30, 2007, the DJIA, the NASDAQ and the S&P 500 increased approximately 8%, 8%, and 6% respectively, from their December 31, 2006 closing prices, and closed up approximately 20%, 20% and 18%, respectively, over their June 30, 2006 closing prices. The U.S. Federal Reserve System's Federal Market Committee has not changed the benchmark interest rate, currently at 5.25%, since mid 2006. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, were 5.03% at June 30, 2007 compared to 4.65% at March 31, 2007.

While the major market indices have signaled increased investor confidence in the markets, concerns over inflation, energy costs, and geopolitical issues, and the slowing residential real estate market including the sub-prime mortgage sector remain, and the recent results of the second quarter and first six months may not be indicative of future results.

Results of Operations for the Company

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

	Six Months Ended June-30, 2007			Six Months Ended June-30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 201,880	54.9%	46%	$ 138,620	65.3%
Investment banking	106,998	29.1%	240%	31,505	14.8%
Asset management and service fees	44,910	12.2%	62%	27,737	13.1%
Interest	27,399	7.4%	73%	15,826	7.5%
Other	1,942	0.5%	(73)%	7,260	3.4%
Total Revenues	383,129	104.1%	73%	220,948	104.1%
Less: Interest expense	15,233	4.1%	74%	8,747	4.1%
Net Revenues	367,896	100.0%	73%	212,201	100.0%
Non-interest expenses:
Employee compensation and benefits	274,611	74.6%	70%	161,079	75.9%
Occupancy and equipment rental	26,275	7.1%	78%	14,762	7.0%
Communications and office supplies	19,775	5.4%	53%	12,896	6.1%
Commissions and floor brokerage	4,719	1.3%	52%	3,105	1.5%
Other operating expenses	25,035	6.8%	60%	15,603	7.3%
Total Non-interest expenses	350,415	95.2%	69%	207,445	97.8%
Income before income taxes	17,481	4.8%	268%	4,756	2.2%
Provision for Income Taxes	7,204	2.0%	263%	1,982	0.9%
Net Income	$ 10,277	2.8%	270%	$ 2,774	1.3%

Year to date comparisons were impacted by the resultant increased activity from the successful integration of the LM Capital Markets business acquired on December 1, 2005, the Ryan Beck acquisition on February 28, 2007, the First Service acquisition on April 2, 2007, and the Company's continued expansion of the Private Client Group ("PCG"), including the Miller Johnson Steichen and Kinnard ("MJSK") purchase on December 5, 2006. As a result of the Ryan Beck and MJSK acquisitions, the Company added 1,013 employees and 51 offices. Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions and increased number of PCG offices and PCG financial advisors .

The Company's net revenues (total revenues less interest expense) increased $155.7 million to $367.9 million, a 73% increase over the $212.2 million recorded in the first six months of 2006.

Commissions and principal transactions increased 46% to $201.9 million from $138.6 million in the prior six-month year period with revenue increases of 69%, 22%, and 7% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, resulting from improved markets for equity based products and the aforementioned growth.

Investment banking revenues increased 240% to $107.0 million from $31.5 million in 2006. During the second quarter of 2007 the Company closed on a significant corporate finance investment banking transaction which contributed $24.3 million in revenue. Capital raising revenue increased 422% to $61.4 million as a result of increased number of completed transactions for both equity and fixed income underwriting. In addition, strategic advisory fees increased 131% to $45.6 million.

Asset management and service fees increased 62% to $44.9 million primarily from $27.7 million in the prior year as a result of increased fees of $5.6 million resulting from the Ryan Beck acquisition along with a 27% increase in the number of Stifel Nicolaus managed accounts and a 38% increase in the value of assets under management in those accounts attributable to the continued growth of the Private Client Group (See Results of Operations for Private Client Group).

Other revenues decreased $5.3 million principally due to a $5.1 net gain on investments recorded in the first quarter of 2006 on the Company's NYSE seat membership as a result of the New York Stock Exchange merger with Archipelago Holdings, Inc. (See Note P of Notes to Condensed Consolidated Financial Statements).

Interest revenue increased 73% to $27.4 million as a result of interest revenue generated from the newly acquired Stifel Bank & Trust (Banking segment), increased revenue on fixed income inventory held for sale to clients, and increased revenue on customer margin accounts, partially offset by decreased revenue from stock borrow activities. Increases in revenue on customer margin accounts resulted from a 5% increase in the weighted average rates charged to those customers offset by lower average margin borrowings. Interest expense increased 74% as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank & Trust, interest related to increased costs to carry higher levels of firm inventory, increased interest expense resulting from the debentures issued in the first and second quarter of 2007, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 29% to 6.60% from 5.11% in the prior year.

Employee compensation and benefits increased 70% to $274.6 million in the first six months of 2007 from $161.1 million in the six months ending June 30, 2006. As a percentage of revenue, employee compensation and benefits totaled 75% and 76% for the six month periods in 2007 and 2006, respectively. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $11.3 million (3% of net revenue) and $6.6 million (3% of net revenue) for the six months ended June 30, 2007 and June 30, 2006, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the six months ended June 30, 2007, compensation and benefits includes acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) $20.3 million related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans; 2) $1.1 million related to variable compensation and other stock based compensation of Ryan Beck; 3) $414,000 related to amortization of restricted stock units issued as part of the retention program for certain Ryan Beck employees; and 4) $11.5 million, primarily stock-based compensation, for acquisition related payments in connection with the LM Capital Markets acquisition. The Ryan Beck deferred compensation plans were amended to reduce the service requirement for vesting in the plans. For the six months ended June 30, 2006 compensation and benefits includes $25.3 million consisting of 1) a compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of its common stock to key associates of the LM Capital Markets business; and 2) compensation charges of $15.5 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. Excluding the acquisition related charges, compensation and benefits as a percentage of net revenue totaled 66% for 2007 and 64% for 2006. The Company excludes acquisition related expenses in its analysis of compensation and benefits, a non-GAAP measure; because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenue.

A reconciliation of GAAP Employee compensation and benefits to Employee compensation and benefits excluding acquisition related compensation is included in the table below.

($'s in thousands)	Six Months Ended June 30, 2007	% of Net Revenue	Six Months Ended June 30, 2006	% of Net Revenue
GAAP Compensation and Benefits	$ 274,611	75%	$ 161,079	76%
Less: Acquisition related compensation	33,286	9%	25,267	12%
Compensation and Benefits excluding acquisition related charges	$ 241,325	66%	$ 135,812	64%

Occupancy and equipment rental, communications and office supplies, and commissions and floor brokerage expenses increased 78%, 53% and 52%, respectively during the first six months of 2007 as compared to the first six months of 2006 primarily due to the acquisitions and continued expansion of the Private Client Group.

Other operating expenses increased $9.4 million, or 60%, to $25.0 million in the six months ended June 30, 2007 as compared to $15.6 million in the six months ended June 30, 2006, representing approximately 7% of net revenues for each period. The first six months of 2007 includes a $1.3 million charge for the write off of deferred issuance costs related to the 9% Trust Preferred Securities called on July 13, 2007, increases of $2.2 million and $1.0 million for increases in travel and promotion and legal expenses, respectively, as well as other general increases related to the growth of the firm.

Net income increased $7.5 million to $10.3 million in the first six months of 2007 compared to $2.8 million in the first six months of 2006. Net income in 2007 was impacted by pre-tax acquisition-related charges of $37.0 million, principally a $21.8 million pre-tax charge discussed in employee compensation and benefits above related to an amendment to the Ryan Beck deferred compensation plans, and an $11.5 million pre-tax acquisition-related charge, primarily stock based compensation, resulting from the LM Capital Markets acquisition in December 2005. The first six months of 2006 net income was impacted by $26.1 million pre-tax acquisition related charges, primarily stock based compensation, related to the LM Capital Markets acquisition. The provision for income taxes was $7.2 million, representing an effective tax rate of 41% for the first six months 2007 as compared to $2.0 million, representing an effective tax rate of 42% for the first six months of 2006.

Three months ended June 30, 2007 as compared to three months ended June 30, 2006

	Three Months Ended June-30, 2007			Three Months Ended June 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 113,938	54.0%	66%	$ 68,818	67.0%
Investment banking	63,932	30.3%	306%	15,757	15.3%
Asset management and service fees	25,537	12.1%	79%	14,239	13.9%
Interest	16,699	7.9%	93%	8,635	8.5%
Other	525	0.3%	n/a	(98)	(0.1)%
Total Revenues	220,631	104.6%	106%	107,351	104.6%
Less: Interest expense	9,696	4.6%	107%	4,684	4.6%
Net Revenues	210,935	100.0%	105%	102,667	100.0%
Non-interest expenses:
Employee compensation and benefits	163,777	77.6%	120%	74,385	72.5%
Occupancy and equipment rental	15,667	7.4%	116%	7,267	7.1%
Communications and office supplies	11,681	5.5%	80%	6,483	6.3%
Commissions and floor brokerage	3,104	1.5%	69%	1,838	1.8%
Other operating expenses	14,042	6.7%	61%	8,721	8.4%
Total Non-interest expenses	208,271	98.7%	111%	98,694	96.1%
Income before income taxes	2,664	1.3%	(33)%	3,973	3.9%
Provision for Income Taxes	1,216	0.6%	(27)%	1,675	1.6%
Net Income	$ 1,448	0.7%	(37)%	$ 2,298	2.3%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative six month discussion and the statements contained in that discussion also apply for the three month discussion.

The Company's net revenues (total revenues less interest expense) increased $108.3 million to $210.9 million, a 105% increase over the $102.7 million recorded in the second quarter of 2006.

Commissions and principal transactions increased 66% to $113.9 million from $68.8 million during the prior year period with revenue increases of 106% and 30% in the Private Client Group and Equity Capital Markets segments, respectively, and a revenue decrease of 8% in the Fixed Income Capital Markets segments.

Investment banking revenues increased 306% to $63.9 million from $15.8 million in 2006. During the second quarter 2007 the Company closed on a significant investment banking transaction which generated $24.3 million in revenue. Capital raising revenue increased 421% to $34.1 million as a result of increased number of completed transactions for both equity and fixed income underwriting. In addition, strategic advisory fees increased 224% to $29.8 million.

Interest revenue increased 93% to $16.7 million as a result of interest revenue generated from the newly acquired Stifel Bank & Trust (Banking segment), increased revenue on fixed income inventory held for sale to clients, and increased revenue on customer margin accounts. Interest expense increased 107% as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank & Trust, interest related to increased costs to carry higher levels of firm inventory, increased interest expense resulting from the debentures issued in the first and second quarter of 2007, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 8% to 6.60% from 6.09% in the prior quarter.

Employee compensation and benefits increased 120% to $163.8 million in the three months ending June 30, 2007 from $74.4 million in the three months ending June 30, 2006. As a percentage of revenue, employee compensation and benefits totaled 78% and 73% for the three month periods in 2007 and 2006, respectively. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $6.7 million (3% of net revenue) and $3.5 million (3% of net revenue) for the three months ended June 30, 2007 and June 30, 2006, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three months ended June 30, 2007, compensation and benefits includes acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) $20.3 million related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans; 2) $1.1 million related to variable compensation and other stock based compensation of Ryan Beck; 3) $414,000 related to amortization of restricted stock units issued as part of the retention program for certain Ryan Beck employees; and 4) $5.4 million, primarily stock-based compensation, for acquisition related payments in connection with the LM Capital Markets acquisition. The Ryan Beck deferred compensation plans were amended to reduce the service requirement for vesting in the plans. For the three months ended June 30, 2006 compensation and benefits includes 1) compensation charges of $7.8 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) other non-compensation acquisition charges of $507,000. Excluding the acquisition related charges, compensation and benefits as a percentage of net revenue totaled 65% for the second quarter of 2007 and 2006. The Company excludes acquisition related expenses in its analysis of compensation and benefits, a non-GAAP measure; because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenue.

A reconciliation of GAAP Employee compensation and benefits to Employee compensation and benefits excluding acquisition related compensation is included in the table below.

($'s in thousands)	Three Months Ended June 30, 2007	% of Net Revenue	Three Months Ended June 30, 2006	% of Net Revenue
GAAP Compensation and Benefits	$ 163,777	78%	$ 74,385	73%
Less: Acquisition related compensation	27,124	13%	7,819	8%
Compensation and Benefits excluding acquisition related charges	$ 136,653	65%	$ 66,566	65%

Occupancy and equipment rental, communications and office supplies, and commissions and floor brokerage expenses increased 116%, 80% and 69%, respectively during the second quarter of 2007 as compared to the second quarter of 2006.

Other operating expenses increased $5.3 million, or 61%, to $14.0 million in the three months ended June 30, 2007 as compared to $8.7 million in the three months ended June 30, 2006, representing approximately 7% of net revenues for the 2007 second quarter and 8% of net revenues for the 2006 second quarter.

Net income decreased $850,000 to $1.4 million in the second quarter of 2007 compared to $2.3 million in the second quarter of 2006. Net income in 2007 was impacted by pre-tax acquisition-related charges of $29.7 million, principally $24.2 million related to Ryan Beck including $21.8 million discussed in employee compensation and benefits above, and a $5.5 million pre-tax acquisition-related charge, primarily stock based compensation, resulting from the LM Capital Markets acquisition in December 2005. Net income in the second quarter of 2006 was impacted by pre-tax acquisition-related charges of $8.5 million, primarily stock based compensation, related to the LM Capital Markets acquisition. The provision for income taxes was $1.2 million, representing an effective tax rate of 46% for the second quarter 2007 as compared to $1.7 million, representing an effective tax rate of 42% for the second quarter of 2006

Core Earnings

As a result of the acquisitions, the Company reports Core Earnings; a non-GAAP financial measure. Core Earnings represents GAAP net income before acquisition related charges, principally compensation expense recorded for stock based awards offered to key associates of LM Capital Markets accounted for under Statement of Accounting Standards No. 123 (Revised 2004) "Share-Based Payment"("SFAS No. 123R"), the charge in 2007 for the acceleration of vesting for individuals in the Ryan Beck deferred compensation plans. Management believes the supplemental disclosure of Core Earnings helps investors, rating agencies, and financial analysts better understand the performance of their business and enhances the comparison of their performance from period to period. Management uses Core Earnings to evaluate the performance of their business. Core Earnings should not be considered an alternative to any measure of performance as promulgated under GAAP (such as net income), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculation of Core Earnings used by the Company may not be comparable to similarly titled measures reported by other companies.

After adjusting for acquisition related charges, principally compensation expense recorded for: stock based awards offered to key associates of LM Capital Markets and accounted for under SFAS No. 123R; and the amendment and acceleration of the Ryan Beck deferred compensation plans, non-GAAP net income and non-GAAP earnings per diluted share, our Core earnings, for the quarter ended June 30, 2007 were $18.9 million and $1.09, respectively, compared to 2006 second quarter Core earnings of $7.0 million or Core earnings per diluted share of $0.50. Our Core earnings for the six months ended June 30, 2007 were $32.0 million and $1.96 per share, respectively, compared to $18.1 million or $1.31 a share for the six months ended June 30, 2006. Core Earnings for the quarter excludes pre-tax acquisition charges of approximately $29.7 million or $1.01 per diluted share. Included in these acquisition related charges are: 1) compensation charges of approximately $5.4 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) $21.8 million in connection with the amendment and acceleration of the Ryan Beck deferred compensation plans and amortization of units awarded to the Ryan Beck associates; and 3) other non-compensation acquisition charges of $2.3 million. Core Earnings for the six months excludes pre-tax acquisition charges of approximately $37.0 million or $1.33 per diluted share. Included in these acquisition related charges are: 1) compensation charges of approximately $11.5 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) $21.8 million in connection with the amendment and acceleration of the Ryan Beck deferred compensation plan and amortization of units awarded to the Ryan Beck associates; and 3) other non-compensation acquisition charges of $3.4 million.

Net income for the three and six months ended June 30, 2006 was impacted by acquisition related costs, primarily stock based compensation, of $8.5 million or $0.34 per diluted share and $26.3 million or $1.11 per diluted share respectively, associated with the acquisition of the LM Capital Markets business from Citigroup Inc.

A reconciliation of Core Earnings to Net Income, and Core Earnings per Basic and Diluted Share to Net Income per Basic and Diluted Share, the most directly comparable measure under GAAP, is included in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
GAAP Net Income	$ 1,448	$ 2,298	$ 10,277	$ 2,774
Acquisition related revenues, net of tax	184	84	184	89
Acquisition related charges, net of tax
Private placement compensation	- -	- -	- -	5,689
Acquisition related compensation	15,892	4,334	19,569	9,052
Other non-compensation charges	1,327	282	2,001	498
Core Earnings	$ 18,851	$ 6,998	$ 32,031	$ 18,102
Earnings per Share:
GAAP Earnings Per Basic Share	$ 0.10	$ 0.20	$ 0.73	$ 0.24
Acquisition related charges	1.17	0.40	1.56	1.34
Core Earnings Per Basic Share	$ 1.27	$ 0.60	$ 2.29	$ 1.58
GAAP Earnings Per Diluted Share	$ 0.08	$ 0.16	$ 0.63	$ 0.20
Acquisition related charges	1.01	0.34	1.33	1.11
Core Earnings Per Diluted Share	$ 1.09	$ 0.50	$ 1.96	$ 1.31

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Banking, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The Banking segment includes the results of operations from the Company's newly acquired wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions and general administration.

Results of Operations for Private Client Group - Six Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 127,654	62.6%	69%	$ 75,513	68.0%
Investment banking	25,298	12.4%	529%	4,025	3.6%
Asset management and service fees	44,718	22.0%	61%	27,697	25.0%
Interest	13,265	6.5%	35%	9,811	8.8%
Other	550	0.3%	79%	308	0.3%
Total Revenues	211,485	103.8%	80%	117,354	105.7%
Less: Interest expense	7,684	3.8%	21%	6,354	5.7%
Net Revenues	203,801	100.0%	84%	111,000	100.0%
Non-interest expenses:
Employee compensation and benefits	129,787	63.7%	86%	69,921	63.0%
Occupancy and equipment rental	13,039	6.4%	99%	6,540	5.9%
Communications and office supplies	7,375	3.6%	102%	3,642	3.3%
Commissions and floor brokerage	1,495	0.7%	5%	1,428	1.3%
Other operating expenses	7,637	3.8%	43%	5,344	4.8%
Total Non-interest expenses	159,333	78.2%	83%	86,875	78.3%
Income before income taxes	$ 44,468	21.8%	84%	$ 24,125	21.7%

	June 30, 2007	June 30, 2006
Branch Offices	113	97
Financial Advisors	956	485
Independent Contractors	194	180

The Private Client Group net revenues increased 84% to a record $203.8 million in the six months ended June 30, 2007 compared to $111.0 million in the six months ended June 30, 2006. Commissions and principal transactions increased primarily due to the increased number of branch locations and financial advisors. Sales credits from Investment banking increased due to increased activity, principally corporate finance as a result of the increased number of completed transactions for equity underwritings (See Results of Operations for Equity Capital Markets). Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Assets Under Management	June 30, 2007	March 31, 2007	June 30, 2006	March 31, 2006
Value	$ 4,409,262,000	$ 4,173,343,000	$ 3,322,806,000	$ 2,903,579,000
Number of accounts	14,587	13,731	11,627	10,664

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations for the Company)

Non-interest expenses increased 83% to $159.3 million compared to $86.9 million in the first six months of 2006. Employee compensation and benefits increased 86% principally as a result of increased variable compensation which increased in conjunction with increased production, and increased fixed compensation as a result of the firms continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $5.9 million and $4.3 million for the first six months of 2007 and 2006, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. As a percentage of net revenues, employee compensation and benefits increased to 64% in the first six months of 2007 compared to 63% in the first six months of 2006.

Occupancy and equipment rental and communication and office supplies increased 99% and 102%, respectively, principally as a result of increased occupancy cost due to an increase in the number of branch offices.

Other operating expenses increased 43% to $7.6 million principally as a result of increased advertising and travel and promotion costs associated with the increase in branch offices.

Income before income taxes for the Private Client Group increased 84% to $44.5 million in the six months ended June 30, 2007 compared to $24.1 million in the six months ended June 30, 2006 as a result of increased net revenues and the leverage in increased production.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	Three Months Ended June 30, 2007			Three Months Ended June-30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 75,925	64.2%	106%	$ 36,897	67.2%
Investment banking	13,010	11.0%	504%	2,154	3.9%
Asset management and service fees	25,490	21.6%	79%	14,205	25.9%
Interest	7,530	6.4%	46%	5,142	9.3%
Other	526	0.4%	n/a	(58)	(0.1)%
Total Revenues	122,481	103.6%	110%	58,340	106.2%
Less: Interest expense	4,207	3.6%	24%	3,398	6.2%
Net Revenues	118,274	100.0%	115%	54,942	100.0%
Non-interest expenses:
Employee compensation and benefits	74,831	63.3%	115%	34,880	63.5%
Occupancy and equipment rental	7,653	6.5%	130%	3,334	6.1%
Communications and office supplies	4,432	3.7%	142%	1,835	3.3%
Commissions and floor brokerage	486	0.4%	(35)%	753	1.4%
Other operating expenses	4,495	3.8%	183%	2,450	4.4%
Total Non-interest expenses	91,897	77.7%	112%	43,252	78.7%
Income before income taxes	$ 26,377	22.3%	126%	$ 11,690	21.3%

The Private Client Group net revenues increased 115% to a record $118.3 million in the three months ended June 30, 2007 compared to $54.9 million in the three months ended June 30, 2006

Non-interest expenses increased 112% to $91.9 million compared to $43.3 million in the second quarter of 2006. Employee compensation and benefits increased 115% as a result of increased variable compensation which increased in conjunction with increased revenue production and increased fixed compensation. Employee compensation and benefits includes transition pay of $2.0 million and $2.9 million from 2007 and 2006, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. As a percentage of net revenues, employee compensation and benefits decreased slightly in the second quarter of 2007 compared to the second quarter of 2006.

Commission and floor brokerage decreased due to the charge to Other segment for acquisition related charges of $1.7 million payments to Ryan Beck's former clearing agent for trade processing.

As a result, income before income taxes for the Private Client Group increased 126% to $26.4 million in the three months ended June 30, 2007 compared to $11.7 million in the three months ended June 30, 2006.

Results of Operations for Equity Capital Markets - Six Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 54,085	41.3%	22%	$ 44,355	64.2%
Investment banking	76,095	58.1%	216%	24,077	34.8%
Other	1,089	0.9%	35%	807	1.2%
Total Revenues	131,269	100.3%	90%	69,239	100.2%
Less: Interest expense	329	0.3%	153%	130	0.2%
Net Revenues	130,940	100.0%	89%	69,109	100.0%
Non-interest expenses:
Employee compensation and benefits	77,384	59.1%	99%	38,964	56.4%
Occupancy and equipment rental	3,802	2.9%	60%	2,372	3.4%
Communications and office supplies	7,394	5.6%	30%	5,694	8.2%
Commissions and floor brokerage	1,407	1.1%	2%	1,386	2.0%
Other operating expenses	7,007	5.4%	33%	5,259	7.7%
Total Non-interest expenses	96,994	74.1%	81%	53,675	77.7%
Income before income taxes	$ 33,946	25.9%	120%	$ 15,434	22.3%

Equity Capital Markets recorded record net revenues of $130.9 million in the first six months of 2007, an increase of 89% from the first six months of 2006, principally due to increased commissions and principal transactions which increased 22% to $54.1 million and increased investment banking revenue which increased 216% to $76.1 million. During the second quarter of 2007 the Company closed on a significant corporate finance investment banking transaction which contributed $24.3 million in revenue. Investment banking revenue increased principally due to financial advisory fees of $45.1 million, a 136 % increase over last year's six month period, and equity financing revenue of $31.0 million, up 596% compared to the first six months of 2006

Non-interest expenses increased 81% to $97.0 million in the first six months of 2007 compared to $53.7 million in the first six months of 2006 principally due to a 99% increase in employee compensation and benefits to $77.4 million compared to $39.0 million in the first six months of 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased revenue. As a percentage of net revenues, employee compensation and benefits was 59% and 56% for the first six months of 2007 and 2006, respectively. Increases in all non-compensation expense categories can be attributed to the increased revenue and the acquisition of Ryan Beck.

Income before income taxes increased 120% to $33.9 million in the first six months of 2007 compared to $15.4 million in the prior year period as a result of the 89% increase in net revenues and the leverage in increased production.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 29,463	37.6%	30%	$ 22,633	64.1%
Investment banking	48,614	62.0%	299%	12,177	34.5%
Other	549	0.7%	(5)%	576	1.6%
Total Revenues	78,626	100.3%	122%	35,386	100.2%
Less: Interest expense	216	0.3%	188%	75	0.2%
Net Revenues	78,410	100.0%	122%	35,311	100.0%
Non-interest expenses:
Employee compensation and benefits	46,495	59.3%	141%	19,267	54.6%
Occupancy and equipment rental	2,361	3.0%	92%	1,231	3.5%
Communications and office supplies	4,256	5.4%	46%	2,909	8.2%
Commissions and floor brokerage	850	1.1%	(2)%	871	2.5%
Other operating expenses	3,920	5.0%	26%	3,101	8.7%
Total Non-interest expenses	57,882	73.8%	111%	27,379	77.5%
Income before income taxes	$ 20,528	26.2%	159%	$ 7,932	22.5%

Equity Capital Markets recorded record net revenues of $78.4 million in the second quarter 2007, an increase of 122% from the same quarter last year, principally due to increased commissions and principal transactions and increased investment banking revenue. Investment banking revenue increased principally due to financial advisory fees of $29.4 million, a 238% increase over last year's second quarter, and equity financing revenue of $19.2 million, up 464% compared to the second quarter of 2006.

Non-interest expenses increased 111% to $57.9 million in the second quarter of 2007 compared to $27.4 million in the second quarter of 2006 principally due to a 141% increase in employee compensation and benefits to $46.5 million compared to $19.3 million in the second quarter of 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased revenue. As a percentage of net revenues, employee compensation and benefits was 59% and 55% for the second quarter of 2007 and 2006, respectively.

Income before income taxes increased 159% to $20.5 million in the second quarter of 2007 compared to $7.9 million in the prior year period as a result of the 122% increase in net revenues and the leverage in increased production.

Results of Operations for Fixed Income Capital Markets - Six Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 20,098	80.0%	7%	$ 18,752	84.8%
Investment banking	5,835	23.3%	71%	3,403	15.4%
Interest	14,210	56.6%	102%	7,050	31.9%
Other	2	0.0%	0%	2	0.0%
Total Revenues	40,145	159.9%	37%	29,207	132.1%
Less: Interest expense	15,034	59.9%	112%	7,102	32.1%
Net Revenues	25,111	100.0%	14%	22,105	100.0%
Non-interest expenses:
Employee compensation and benefits	18,047	71.9%	27%	14,205	64.3%
Occupancy and equipment rental	1,494	5.9%	32%	1,134	5.1%
Communications and office supplies	2,099	8.4%	26%	1,665	7.5%
Commissions and floor brokerage	180	0.7%	(38)%	290	1.3%
Other operating expenses	2,018	8.0%	(2)%	2,063	9.4%
Total Non-interest expenses	23,838	94.9%	23%	19,357	87.6%
Income before income taxes	$ 1,273	5.1%	(54)%	$ 2,748	12.4%

Net revenues for the first six months of 2007 increased 14% to $25.1 million from $22.1 million during the same time period last year, principally due to an increase in commissions and principal transactions and investment banking revenue, partially offset by trading losses incurred in the second quarter of 2007 resulting from weaker bond markets. Investment banking revenue increased principally due to increased capital raising activity.

Interest revenue increased $7.2 million principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients. Interest expense increased $7.9 million as a result of increased interest expense incurred to carry that inventory.

Non-interest expenses increased $4.5 million or 23% to $23.8 million primarily due to a 27% increase in employee compensation and benefits.

Income before income taxes decreased 54% to $1.3 million from $2.7 million in the first six months of 2006 principally as a result of inventory losses discussed above.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 8,507	81.1%	(8)%	$ 9,288	87.3%
Investment banking	2,539	24.2%	78%	1,426	13.4%
Interest	7,854	74.8%	66%	4,729	44.5%
Other	1	0.0%	0%	1	0.0%
Total Revenues	18,901	180.1%	22%	15,444	145.2%
Less: Interest expense	8,405	80.1%	75%	4,808	45.2%
Net Revenues	10,496	100.0%	(1)%	10,636	100.0%
Non-interest expenses:
Employee compensation and benefits	7,893	75.2%	13%	7,006	65.9%
Occupancy and equipment rental	794	7.6%	62%	490	4.6%
Communications and office supplies	1,103	10.5%	36%	813	7.6%
Commissions and floor brokerage	132	1.2%	(38)%	214	2.0%
Other operating expenses	1,188	11.3%	9%	1,085	10.2%
Total Non-interest expenses	11,110	105.8%	16%	9,608	90.3%
Income before income taxes	$ (614)	(5.8)%	n/a	$ 1,028	9.7%

Net revenues for the second quarter of 2007 decreased 1% to $10.5 million from $10.6 million during the same time period last year, principally due to inventory losses discussed previously and lower commission and principal transactions revenues, partially offset by an increase in investment banking revenue. Investment banking revenue increased 78% principally due to increased capital raising activity.

Interest revenue increased $3.1 million principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients. Interest expense increased $3.6 million as a result of increased interest expense incurred to carry that inventory and inventory losses related to the change in interest rates.

Non-interest expenses increased $1.5 million or 16% to $11.1 million primarily due to a 13% increase in employee compensation and benefits which increased in conjunction with increased productivity.

As a result of the decrease in net revenues and the increase in non-interest expenses, income before income taxes decreased $1.6 million.

Results of Operations for Banking -Three Months

The following table presents consolidated information for the Banking segment, a new business segment resulting from the Company's acquisition of First Service Financial Corp. (renamed Stifel Bank & Trust), for the respective periods indicated. Prior period comparative data is not presented, as the results of operations related to Stifel Bank & Trust, acquired on April 2, 2007, are only included in the Company's Condensed Consolidated Statement of Operations beginning prospectively from the date of acquisition.

	Three Months Ended June 30, 2007
(In thousands)	$ Amount	% of Net Revenues
Revenues:
Interest	$ 2,592	237.8%
Other	136	12.5%
Total Revenues	2,728	250.3%
Less: Interest expense	1,638	150.3%
Net Revenues	1,090	100.0%
Non-interest expenses:
Employee compensation and benefits	348	31.9%
Occupancy and equipment rental	122	11.2%
Communications and office supplies	34	3.1%
Provision for loan losses	15	1.4%
Other operating expenses	297	27.3%
Total Non-interest expenses	816	74.9%
Income before income taxes	$ 274	25.1%

Interest revenue of $2.6 million was generated from average interest bearing assets of $153.9 million at an average rate of 6.9%. Interest bearing assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold.

Interest expense of $1.6 million represents interest on customer money market and savings accounts, interest on time deposits and other interest expense, consisting primarily of interest on FHLB advances. The average balance during the period was $133.6 million at an average interest rate of 4.9 percent.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental primarily related to Stifel Bank & Trust's leased space in Crestwood, Missouri, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses.

Results of Operations for Other Segment -Six Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 6,954	(30)%	$ 9,987
Non-interest expenses:
Employee compensation and benefits	49,045	29%	37,989
Other operating expenses	20,389	114%	9,549
Total Non-interest expenses	69,434	46%	47,538
Losses before income tax	$ (62,480)	66%	$ (37,551)

Net revenues for the Other segment decreased 30% from $10.0 in the first six months of 2006 to $7.0 million in first six months of 2007 principally as a result of a decrease in gains on investments relating to the $5.1 million gain recorded in the first quarter of 2006 for the Company's ownership of its New York Stock Exchange membership seat (See Note P of Notes to Condensed Consolidated Financial Statements), partially offset by increased net interest.

Employee compensation and benefits increased $11.1 million, or 29%, to $49.0 million in the first six months of 2007. Included in the first six months of 2007 are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) $20.3 million related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plan; 2) $1.1 million related to variable compensation and other stock based compensation of Ryan Beck; 3) $414,000 related to amortization of restricted stock units issued as part of the retention program for certain Ryan Beck employees; and 4) $11.5 million, primarily stock-based compensation, for acquisition related payments in connection with the LM Capital Markets acquisition. For the six months ended June 30, 2006 compensation and benefits includes $25.3 million, consisting of 1) a compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of its common stock to key associates of the LM Capital Markets business; and 2) compensation charges of $15.5 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation.

Other operating expenses increased $10.8 million in the first six months of 2007 to $20.4 million compared to $9.5 million in the first six months of 2006 due principally to increases in other variable compensation for increased Core earnings, travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm, payments to Ryan Beck's clearing agent for trade processing, as well as the expense in the current year associated with the warrants issued in the acquisition of Ryan Beck. For the period February 28, 2007 to June 22, 2007, the Company recorded a charge of $455,000 in other operating expenses for the change in fair value of the warrant. See Note A- -Common Stock Warrants in the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the warrants.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 2,665	50%	$ 1,778
Non-interest expenses:
Employee compensation and benefits	34,210	159%	13,232
Other operating expenses	12,356	137%	5,223
Total Non-interest expenses	46,566	152%	18,455
Losses before income tax	$ (43,901)	163%	$ (16,677)

Net revenues for the Other segment increased 50% from $1.8 in the second quarter of 2006 to $2.7 million in the current quarter principally as a result of a increased net interest.

Employee compensation and benefits increased $21.0 million, or 159%, to $34.2 million in the second quarter of 2007, Included in the second quarter of 2007 are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) $20.3 million related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans; 2) $1.1 million related to variable compensation and other stock based compensation of Ryan Beck; 3) $414,000 related to amortization of restricted stock units issued as part of the retention program for certain Ryan Beck employees; and 4) $5.4 million, primarily stock-based compensation, for acquisition related payments in connection with the LM Capital Markets acquisition. The Ryan Beck deferred compensation plans were amended to reduce the service requirement for vesting in the plans For the three months ended June 30, 2006 compensation and benefits includes 1) compensation charges of $7.8 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) other non-compensation acquisition charges of $507,000.

Other operating expenses increased $7.1 million in the second quarter of 2007 to $12.4 million compared to $5.2 million in the second quarter of 2006 due principally to increases in other variable compensation for increased Core earnings, travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm.

Liquidity and Capital Resources

The Company's assets are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's equity capital, debentures to Trusts, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements. The average outstanding securities lending arrangements utilized in financing activities were $69.3 million and $110.5 million during the three months ending June 30, 2007 and 2006, respectively, at weighted average daily effective interest rates of 4.15% and 4.78%, respectively. The average bank borrowings during the three months ending June 30, 2007 and 2006, respectively, were $240.7 million and $141.9 million at weighted average daily interest rates of 5.66% and 5.31%, respectively. For the six months ending June 30, 2007 and 2006, the average outstanding securities lending arrangements utilized in financing activities were $85.9 million and $111.5 million, respectively, at weighted average daily effective interest rates of 4.59% and 4.57%, respectively and average bank borrowings were $200.9 million and $125.1 million at weighted average daily interest rates of 5.66% and 5.08%, respectively.

The Company's banking assets consist principally of marketable customer loans, balances with the FHLB and other non-affiliated banks and vault cash. The Company monitors the liquidity of Stifel Bank & Trust daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth. Stifel Bank & Trust has net borrowing capacity with the FHLB of $20,693 at June 30, 2007 and a $55,500 federal funds agreement for the purpose of purchasing short term funds should additional liquidity be needed.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Under the terms of the agreement, the Company paid initial consideration of $2.7 million in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of $105.2 million. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. A contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. The Company obtained shareholder approval on June 22, 2007 for the issuance of the warrants and the issuance of up to 1,000,000 additional shares of Company common stock for the payment of potential contingent earn-out consideration.

In addition to the transaction consideration described above, the Company funded $10.0 million to Ryan Beck during the second quarter principally to fund $7.8 million change in control payments for certain executives of Ryan Beck and paid $24.4 million in cash during the second quarter related to employee loans established as part of the retention program for certain associates of Ryan Beck.

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

On April 2, 2007, Stifel completed its acquisition of First Service, a Missouri corporation, and its wholly-owned subsidiary First Service Bank, a Missouri bank, by means of the merger (the "Merger") of First Service with and into FSFC Acquisition Co. ("Acquisition Co"), a Missouri corporation and wholly-owned subsidiary of Stifel, with Acquisition Co surviving the Merger. The total consideration paid by Stifel in the Merger for all of the outstanding shares of First Service was approximately $37.9 million cash; of this amount, approximately $990,000 has been deposited into escrow pending satisfaction of certain contingencies provided for in an escrow agreement among Stifel, First Service, Acquisition Co, UMB Bank, N.A., as escrow agent, and the shareholders' committee specified in the escrow agreement.

In June 2007, the Company contributed $20.0 million in the form of a capital contribution to Stifel Bank & Trust, the Company's newly acquired non broker-dealer subsidiary, to maintain Stifel Bank & Trusts leveraged and risk based capital levels consistent with that of "well capitalized" by regulatory definition. The Company is committed to maintaining these capital levels of Stifel Bank & Trust and may be required to contribute additional capital in the future until such time as growth in deposits and earnings thereof, primarily from deposits of affiliated broker-dealers of the Company, are sufficient to support operations and augment capital.

On June 28, 2007, the Company completed its private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust IV ("Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 06, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 06, 2012. Trust IV requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 06, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's Condensed Consolidated Statements of Financial Condition The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV will be used to call on July 13, 2007 the Company's $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

In the first six months of 2007, the Company purchased $7.4 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company repurchased 24,415 shares for the six months ended June 30, 2007, using existing board authorizations, at an average price of $45.99 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 1,687,754 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 132,322 shares during the first six months of 2007. The Company reissued 24,415 shares and issued 546,798 new shares for employee benefit plans during the first six months of 2007. The Company also issued 2,467,600 new shares under the terms of the acquisition agreement of Ryan Beck.

The Company's broker-dealer subsidiaries, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), Ryan Beck Holdings, Inc. ("Ryan Beck") and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At June 30, 2007, SN & Co. had net capital of $113.8 million, which was 28.86% of its aggregate debit items, and $105.9 million in excess of the minimum required net capital. Ryan Beck had net capital of $23.7 million which was $22.7 million excess of minimum required net capital, and CSA had net capital of $2.3 million, which was $1.9 million in excess of minimum required net capital. These subsidiary companies may not be able to pay cash dividends from equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2007, SN Ltd had capital and reserves of $6.5 million, which was $2.6 million in excess of the financial resources requirement under the rules of the FSA.

Stifel Bank & Trust is subject to capital standards imposed by regulatory bodies and has historically met all the capital level requirements to which it is subject.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

In addition to the information provided under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company has additional interest rate risk associated with our acquisition of First Service Financial Company, now referred to as Stifel Bank & Trust, on April 2, 2007. Stifel Bank & Trust interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public.

Interest Rate Risk

The Company's primary emphasis in interest rate risk management for Stifel Bank & Trust is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. Stifel Bank & Trust strives to structure its balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. Stifel Bank & Trust has established limits for acceptable interest rate risk and acceptable portfolio value risk. To verify that Stifel Bank & Trust is within the limits established for interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared. To verify that Stifel Bank & Trust is within the prescribed limits it utilizes Fidelity Regulatory Solutions Group to analyze the available data. These analyses are conducted on a quarterly basis for the Stifel Bank & Trust's Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
%
+200	3.23%
+100	1.68%
0	0%
-100	-1.05%
-200	-2.51%

The following GAP Analysis table indicates Stifel Bank & Trust's interest rate sensitivity position at June 30, 2007 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-5 years	5+ years
Interest Earning Assets:
Loans	$41,905	$8,974	$44,449	$1,123
Securities and FHLB Stock	3,196	1,991	12,041	38,219
Fed Funds Sold	24,200	0	0	0

Total Interest Earning Assets	69,301	10,965	56,490	39,342

Interest Bearing Liabilities:
Transaction Accounts and Savings	76,744	0	0	0
Certificates of Deposit	26,884	18,509	9,055	0
Borrowings	4,500	0	0	0

Total Interest Bearing Liabilities	108,128	18,509	9,055	0

GAP	$(38,827)	$(7,544)	$47,435	$39,342

Cumulative GAP	$(38,827)	$(46,371)	$1,064	$40,406

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2007 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended June 30, 2007, except for the acquisitions of Ryan Beck & Co., Inc. on February 28, 2007 and First Service Financial Company on April 2, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Consolidated Statements of Financial Condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. The Company has provided reserves for such matters in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts reserved.

Item 1A. Risk Factors

For information regarding risk factors, please refer to "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to the Company's risk factors in the first three months of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the second quarter ended June 30, 2007:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2007 - April 30, 2007	121		$46.81	- -	1,687,754
May 1, 2007 - May 31, 2007	- -	$	- -	- -	1,687,754
June 1, 2007 - June 30, 2007	- -	$	- -	- -	1,687,754

Total	121		$46.81	- -

(1) The total number of shares purchased includes 121 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 20, 2007. Of the 14,951,845 shares issued, outstanding and eligible to be voted at the meeting, 13,800,960 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of security holders at the meeting.

1. Election of Five Class III Directors. The first matter submitted was the election of five Class III director nominees to the Board of Directors, each to continue in office until the year 2010. Upon tabulation of the votes cast, it was determined that all five-director nominees had been elected. The voting results are set forth below:

Name	For	Withheld
John P. Dubinsky	13,708,730	92,230
Robert E. Lefton	11,671,185	2,129,775
Scott B. McCuaig	13,638,360	162,600
James M. Oates	13,625,123	175,837
Joseph A. Sullivan	13,626,593	174,367

Because the Company has a staggered Board, the term of office of the following named Class I and II directors, who were not up for election at the 2007 annual meeting, continued after the meeting:

Class I (to continue in office until 2008)

Robert J. Baer Bruce A. Beda Frederick O. Hanser Ronald J. Kruszewski Thomas P. Mulroy

Class II (to continue in office until 2009)

Charles A. Dill Richard F. Ford Richard J. Himelfarb James M. Zemlyak

2. Proposal to Ratify the Appointment of Deloitte & Touche LLP ("Deloitte"). The second matter, a proposal to ratify the appointment of Deloitte as the Company's independent registered public accounting firm for the year ending December 31, 2007, was approved by a majority of the 14,951,845 shares of the Company's common stock that were present and entitled to vote. The voting results on this matter were as follows:

For	13,753,695
Against	38,964
Abstain	8,301

A special meeting of stockholders of the Company was held on June 22, 2007. Two matters were submitted to a vote of security holders at the meeting.

1. The first matter submitted for shareholder consideration was to approve the issuance of (a) up to 500,000 shares of Stifel common stock issuable upon the exercise of five-year warrants to the shareholders and certain former option holders of Ryan Beck Holdings, Inc., and (b) up to 1,000,000 additional shares of Stifel common stock that may be issued and contingent "earn-out" payments, all pursuant to a merger agreement pursuant to which Stifel acquired Ryan Beck effective February 28, 2007. Of the 12,574,491 shares issued, outstanding and eligible to be voted at the meeting, 10,061,034 shares, constituting a quorum, were represented in person or by proxy at the meeting. The voting results on this matter were as follows:

For	10,008,007
Against	30,635
Abstain	22,392

2. The second matter submitted for shareholder consideration was to approve and adopt the Stifel Financial Corp. 2007 Incentive Stock Plan (For Ryan Beck Employees) (the "Plan"), to provide incentive equity compensation to certain employees of Ryan Beck Of the 14,951,845 shares issued, outstanding and eligible to be voted at the meeting, 12,438,388 shares, constituting a quorum, were represented in person or by proxy at the meeting. The voting results on this matter were as follows:

For	11,185,471
Against	1,217,540
Abstain	35,377

Item 6. Exhibits

(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in "Note M - Stockholders Equity and Earnings Per Share ("EPS")" of the Notes to Condensed Consolidated Financial Statements (Unaudited))
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: August 9, 2007	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 9, 2007	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.