Form 10-Q
period 2007-09-30
STIFEL FINANCIAL CORP
filed 2007-11-09
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 15,145,063 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
September 30, 2007

PART I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3
Condensed Consolidated Statements of Operations (Unaudited) -- Three and Nine Months Ended September 30, 2007 and 2006	4
Condensed Consolidated Statements of Comprehensive Income (Unaudited) Three and Nine Months Ended September 30, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended September 30, 2007 and 2006	6-7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 30
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31 - 52
Item 3. Quantitative and Qualitative Disclosures about Market Risk	53
Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except par values and share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 36,287	$ 20,982
Cash segregated under federal and other regulations	131	18
Securities purchased under agreements to resell	35,947	156,145
Receivables from brokers and dealers:
Securities failed to deliver	24,451	36,232
Deposits paid for securities borrowed	49,639	35,646
Clearing organizations	125,461	62,342
Receivables from brokerage customers, net of allowance for doubtful receivables of $289 and $307, respectively	517,684	274,269
Securities:
Trading securities owned, at fair value	66,045	80,587
Trading securities owned and pledged, at fair value	106,682	250,432
Available for sale securities, at fair value	78,614	- -
Bank loans, net of allowance for loan losses of $1,605 and $0, respectively	110,614	- -
Bank foreclosed assets held for sale, net	880	- -
Investments	72,117	49,465
Membership in exchanges	168	168
Office equipment and leasehold improvements, at cost, net of allowances for depreciation and amortization of $37,880 and $30,713, respectively	41,575	14,353
Goodwill	78,005	15,861
Intangible assets, net of allowances for amortization of $3,618 and $1,608, respectively	20,376	5,842
Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $589 and $687, respectively	68,072	24,517
Deferred tax asset	32,219	8,988
Other assets	52,859	48,927
Total Assets	$ 1,517,826	$ 1,084,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings from banks	$ 127,400	$ 195,600
Drafts payable	30,438	34,900
Payables to brokers and dealers:
Securities failed to receive	13,349	12,973
Deposits received from securities loaned	157,720	86,018
Clearing organizations	23,771	10,778
Payables to customers	191,014	128,676
Bank deposits	171,374	- -
Trading securities sold, but not yet purchased, at fair value	85,813	203,376
Accrued employee compensation	121,469	61,862
Accounts payable and accrued expenses	53,841	31,947
Advances from Federal Home Loan Bank	1,085	- -
Debenture to Stifel Financial Capital Trust I	- -	34,500
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	- -
Debenture to Stifel Financial Capital Trust IV	35,000	- -
Other	24,598	24,598
	1,106,872	860,228
Liabilities subordinated to claims of general creditors	4,308	4,281
Stockholders' Equity
Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
Common stock -- $0.15 par value; authorized 30,000,000 shares; issued 15,122,589 and 12,025,404 shares respectively	2,268	1,804
Additional paid-in capital	293,332	125,165
Retained earnings	112,486	94,651
Accumulated other comprehensive loss	(11)	- -
	408,075	221,620
Less:
Treasury stock, at cost, 4,344 and 0 shares, respectively	231	- -
Unearned employee stock ownership plan shares, at cost, 124,728 and 140,995 shares, respectively	1,198	1,355
Total Stockholders' Equity	406,646	220,265
Total Liabilities and Stockholders' Equity	$ 1,517,826	$ 1,084,774

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Commissions	$ 82,917	$ 48,571	$ 224,930	$ 144,811
Principal transactions	31,711	21,470	91,578	63,850
Investment banking	30,966	19,672	137,964	51,177
Asset management and service fees	27,108	14,560	72,018	42,297
Interest	15,972	9,918	43,371	25,744
Other	2,165	1,047	4,107	8,307
Total revenues	190,839	115,238	573,968	336,186
Less: Interest expense	7,856	5,422	23,089	14,169
Net revenues	182,983	109,816	550,879	322,017

NON-INTEREST EXPENSES
Employee compensation and benefits	126,652	77,466	401,263	238,545
Occupancy and equipment rental	14,492	7,785	40,767	22,547
Communications and office supplies	11,528	6,532	31,303	19,428
Commissions and floor brokerage	2,527	1,866	7,246	4,971
Other operating expenses	14,512	6,926	39,547	22,529
Total non-interest expenses	169,711	100,575	520,126	308,020
Income before income taxes	13,272	9,241	30,753	13,997

Provision for income taxes	5,214	3,817	12,418	5,799

Net income	$ 8,058	$ 5,424	$ 18,335	$ 8,198

Earnings per share:
Basic	$ 0.54	$ 0.47	$ 1.28	$ 0.71
Diluted	$ 0.45	$ 0.39	$ 1.09	$ 0.59
Weighted average common equivalent shares outstanding:
Basic	14,929	11,582	14,304	11,514
Diluted	17,877	13,931	16,843	13,901

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$ 8,058	$ 5,424	$ 18,335	$ 8,198
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $91, $0, $(8) and $0, respectively	136	- -	(11)	- -
Less: reclassification for losses included in net income	- -	- -	- -	- -
Other comprehensive income (loss)	136	- -	(11)	- -
Comprehensive income	$ 8,194	$ 5,424	$ 18,324	$ 8,198

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Nine Months Ended

<
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 18,335	$ 8,198
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,940	4,426
Provision for loan and customer receivable losses	12,647	3,950
Provision for doubtful accounts	781	- -
Deferred taxes and other	(14,952)	(1,886)
Excess tax benefit associated with stock based awards	(9,094)	(10,337)
Warrant valuation	455	- -
Compensation related to the private placement	- -	9,751
Stock based compensation	45,468	24,843
Loss on available for sale securities	- -	- -
Gains on investments	(963)	(7,332)
Loss on sale of foreclosed assets	18	- -

Decrease (increase) in assets:
Operating receivables	(309,048)	(40,039)
Cash segregated under federal and other regulations	(16)	(21)
Securities purchased under agreements to resell	120,198	(94,821)
Securities owned, including those pledged	249,877	(141,649)
Loans and advances to financial advisors and other employees	(38,088)	(7,805)
Other assets	43,974	35,944
Increase (decrease) in liabilities:
Operating payables	76,030	1,953
Securities sold, but not yet purchased	(177,389)	134,498
Drafts payable, accrued employee compensation, and accounts payable and accrued expenses	(279)	(52,992)
Cash Flows From Operating Activities	28,894	(133,319)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of other investments	48,674	67,679
Proceeds from bank customer loan repayments	33,101	- -
Proceeds from sale of bank foreclosed assets	473	- -
Payments for:
Bank customer loan originations	(47,176)	- -
Purchase of First Service Financial Corp.	(33,219)	- -
Purchase of Ryan Beck	3,545	- -
Purchase of MJSK	(110)	- -
Purchase of available-for-sale securities	(62,048)	- -
Purchase of office equipment and leasehold improvements	(22,615)	(4,527)
Purchase of investments	(47,143)	(59,131)
Cash Flows From Investing Activities	(126,518)	4,021

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(In thousands)

Nine Months Ended

	September 30, 2007	September 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank deposits, net	76,146	- -
Short-term borrowings, net	(68,200)	104,910
Securities loaned, net	71,378	33,856
Excess tax benefit associated with stock based awards	9,094	10,337
Reissuance of treasury stock	383	386
Issuance of stock	1,608	962
Issuance of debentures to Stifel Financial Capital Trust III	35,000	- -
Issuance of debentures to Stifel Financial Capital Trust IV	35,000	- -
Proceeds from private placement	200	26,306
Payments for:
Advances from the Federal Home Loan Bank	(9,988)	- -
Purchase of stock for treasury	(2,472)	(11,089)
Calling of Stifel Financial Capital Trust I	(34,500)	- -
Reduction of subordinated debt	(720)	(779)
Cash Flows From Financing Activities	112,929	164,889
Increase in cash and cash equivalents	15,305	35,591
Cash and cash equivalents - beginning of period	20,982	12,529
Cash and Cash Equivalents - end of period	$ 36,287	$ 48,120
Supplemental disclosure of cash flow information:
Income tax payments	$ 10,265	$ 1,961
Interest payments	$ 20,243	$ 14,386
Schedule of non-cash investing and financing activities:
Employee stock ownership plan	$ 156	$ 156
Liabilities subordinated to claims of general creditors	$ 1,474	$ 1,042
Stock units granted, net of forfeitures	$ 64,262	$ 80,017
Stock and warrants issued for acquisition of Ryan Beck	$ 118,969	$ - -

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

NOTE A - REPORTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries (collectively referred to as the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the allowance for loan losses, the fair value of goodwill and intangible assets; and interim incentive compensation accruals. Actual results could differ from those estimates.

Concentration Risk

The Company does not have any material concentrations in its securities, investments, loans, or receivables portfolios in that it does not hold large positions or is committed to hold large positions in certain types of securities, securities of a single issuer, issuers located in a particular country or geographical area, or issuers engaged in a particular industry.

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

Receivable from customers includes amounts due on cash and margin transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the Condensed Consolidated Statements of Financial Condition.

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

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash with the lender generally in excess of the market value of securities borrowed. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned generally on a daily basis, with additional collateral obtained or refunded as necessary. Substantially all of these transactions are executed under master netting agreements, which give the Company right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set off in the Company's Condensed Consolidated Statements of Financial Condition.

The securities discussed above are trading securities activities related to customer broker-dealer transactions and are reflected as operating activities on the Company's Condensed Consolidated Statements of Cash Flows.

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

Available- For- Sale Securities

Available-for-sale securities are securities for which the Company has no immediate plan to sell but which may be sold in the future and are held by the Company's wholly owned subsidiary, Stifel Bank & Trust. Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to or in anticipation of, changes in market conditions. Purchases of available-for-sale securities and proceeds from sales of available-for-sale securities are reflected as investing activities on the Company's Condensed Consolidated Statements of Cash Flows. Securities classified as available -for -sale are reported at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported as other comprehensive income until realized. The fair values of the securities are determined based upon quoted market prices. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses) in other income or other expense. Gains and losses on sales of securities are determined on the specific-identification method. Available-for-sale securities are regularly reviewed for losses that may be considered other than temporary. Management has evaluated the securities in an unrealized loss position and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company considers several factors in its evaluation of other than temporary security declines, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings.

Investments

Investments on the Condensed Consolidated Statements of Financial Condition contain the Company's investments in securities that are marketable and securities that are not readily marketable. These investments are not included in the Company's broker-dealer trading inventory and represent the acquiring and disposing of debt or equity instruments for the Company's benefit. The Company reflects activities in its investment accounts as an investing activity on the Company's Condensed Consolidated Statements of Cash Flows. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost. The fair value of investments, for which a quoted market or dealer price is not readily available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

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

The components of accumulated other comprehensive income, net of related tax, at September 30, 2007 consist of unrealized holding gains (losses) on available-for-sale securities. There were no components of accumulated other comprehensive income at December 31, 2006. For the nine months ending September 30, 2007 there were no reclassifications of gains (losses) out of accumulated other comprehensive income into earnings for the period.

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans originated by Stifel Bank & Trust. Bank loans that management has the intent and ability to hold are recorded at outstanding principal adjusted for any charge offs, allowance for loan losses, and unamortized premiums or discounts on purchased loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Interest income is recognized in the period using the effective interest rate method which is based upon the respective interest rates and the average daily asset balance. Stifel Bank & Trust's loan portfolio does not have any investments in sub-prime mortgages.

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

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to investment executives and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. Management monitors and compares individual investment executive production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at September 30, 2007 and December 31, 2006 was $2,687 and $1,005, respectively, with associated reserves of $589 and $687, respectively.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock of $251 at September 30, 2007, included in "Other assets", is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Deposits

The fair value of demand deposit accounts, interest bearing savings accounts with no stated maturity, advances from the Federal Home Loan Bank, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, is based on a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities and approximates carrying value at September 30, 2007. The carrying amount of interest payable approximates its fair value.

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

NOTE B - STOCK-BASED COMPENSATION PLANS

The Company has various incentive stock award plans consisting of the Company's 1997 and 2001 Incentive Stock Plans, as amended, whereby the Company may grant up to an aggregate of 8,748,659 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units, the "Equity Incentive Plan for Non-Employee Directors", whereby the Company may grant stock options and stock units up to 200,000 shares, and the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for financial advisors, whereby the Company is authorized to grant 933,333 stock units. A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company.

In connection with the Company's acquisition of Ryan Beck, the Company agreed to establish a retention program including cash and equity compensation awards (in the form of restricted stock units) for certain investment executives and officers of Ryan Beck. On June 22, 2007, the Company's shareholders approved the Stifel Financial Corp. 2007 Incentive Stock Plan (the "2007 Incentive Stock Plan") for Ryan Beck employees whereby the Company may grant up to an aggregate of 1,200,000 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units. In addition, participants in certain of Ryan Beck's deferred compensation plans were permitted to convert their portion of equity incentive deferred compensation into the Company's equity incentive deferred compensation in the form of restricted stock units.

Stock Units

The total stock unit compensation cost under all of the Company's incentive stock plans recognized for the three and nine-month periods ended September 30, 2007 was $9,898 and $44,442, respectively. The total tax benefit related thereto was $4 and $6,114, respectively. The total compensation cost recognized for the three and nine-month periods ended September 30, 2006 was $8,221 and $24,748, respectively. The 2006 total tax benefit related thereto was $29 and $8,598, respectively.

During the three month period ended September 30, 2007, the Company granted 94,558 units with a fair-value of $5,326 and converted 732 units into common stock. No stock unit grants were cancelled for the three month period. During the nine month period ending September 30, 2007, the Company granted 1,204,381 units with a fair value of $65,909 and converted 513,295 units into common stock and cancelled 14,806 unit grants. At September 30, 2007, the total number of outstanding stock units under the plans was 4,456,780.

As a component of the total units granted under the Company's incentive stock plans, the Company granted 394,179 restricted stock units for a component of the Ryan Beck retention program and issued 280,248 restricted stock units in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. Both unit grants were made under the 2007 Incentive Stock Plan. The value of the restricted stock units was $40,196 which is based on the closing price of the Company's common stock on June 22, 2007, the date the shareholders approved the 2007 Incentive Stock Plan. The restricted stock units granted for the retention program will vest over a three to seven year period. The Company incurred compensation expense of $767 and $1,181 for the retention program during the third quarter and first nine months of 2007, respectively. The service requirements for these Ryan Beck deferred compensation plans were modified on June 29, 2007 to provide accelerated vesting for participants that had completed one year of service with Ryan Beck. As a result of the vesting, the Company recognized a total charge of $20,254 of which $16,405 was recorded as additional paid in capital, and 3,849 was recorded as a liability award.

As a component of the total units granted under the Company's incentive stock plans, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") on January 2, 2006. The units were granted in accordance with the Company's 2001 incentive stock award plan, as amended, with fair value of $67,948. The units vest ratably over a three year period. The Company incurred compensation expense of $5,416 and $5,397 in the third quarter of 2007 and 2006, respectively, and $16,216 and $16,651 during the first nine months of 2007 and 2006, respectively.

Stock Option/Incentive Award Plans

Total compensation costs for stock options for the three and nine-month periods ended September 30, 2007 was $129 and $389, respectively. The total tax benefit related thereto was $646 and $2,979, respectively. Total compensation costs for the three and nine-month periods ended September 30, 2006 was $140 and $432, respectively. The total tax benefit related thereto was $150 and $1,739, respectively.

For the three and nine-months ended September 30, 2007, no options were granted. The Company has substantially eliminated the use of stock options as a form of compensation. As of September 30, 2007, there were 1,201,636 options outstanding at a weighted-average exercise price of $11.34 and a weighted-average remaining contractual life of 4.12 years. As of September 30, 2007, there was approximately $1,255 of unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.08 years.

The Company received $1,135 and $2,811 cash from the exercise of stock options during the three and nine-month periods ended September 30, 2007.

NOTE C - REGULATORY AND CAPITAL REQUIREMENTS

Brokerage

As broker-dealers, the Company's subsidiaries, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), Ryan Beck, and Century Securities Associates, Inc. ("CSA") are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which provides that a broker-dealer doing business with the public shall not permit its net aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than $1,000 or 2% of aggregate debit balances, as defined (primarily receivables from customers and broker-dealers). SN & Co. has elected to use the alternative method permitted by the Rule, while Ryan Beck and CSA compute their net capital under the aggregate indebtedness method. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. CSA is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. SN & Co., Ryan Beck, and CSA have consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At September 30, 2007, SN & Co. had net capital of $124,596, which was 20.81% of its aggregate debit items, and $112,621 in excess of the minimum required net capital. Ryan Beck had net capital of $28,259, which was $28,009 in excess of minimum required net capital, and CSA had net capital of $2,916, which was $2,574 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At September 30, 2007, SN Ltd had capital and reserves of $7,001, which was $3,171 in excess of the financial resources requirement under the rules of the FSA.

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

Quantitative measures established by regulation to ensure capital adequacy require Stifel Bank & Trust to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007 that Stifel Bank & Trust meets all capital adequacy requirements to which it is subject.

As of September 30, 2007, Stifel Bank & Trust is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", Stifel Bank & Trust must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The calculation of Stifel Bank & Trust's actual capital amounts and ratios as of September 30, 2007 are presented in the following table:

($'s in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 39,971	25.4%	$12,538	8.0%	$15,728	10.0%
Tier 1 capital to risk-weighted assets	$ 38,366	24.4%	$ 6,291	4.0%	$ 9,437	6.0%
Tier 1 capital to adjusted average total assets	$ 38,366	19.6%	$ 7,848	4.0%	$ 9,810	5.0%

NOTE D - LEGAL PROCEEDINGS

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Condensed Consolidated Statements of Financial Condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. The Company has provided reserves for such matters in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts reserved. For the periods presented, the recording of legal reserves did not have a material impact on the Condensed Consolidated Statements of Operations.

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

The following reflects the fair values of assets acquired and liabilities assumed by the Company in the First Service acquisition.

($'s in thousands)
Cash	$ 2,777
Federal funds sold	1,900
Available for sale-securities	16,585
Loans	97,016
Office equipment and leasehold improvements	2,694
Goodwill	16,642
Intangible assets-core deposits	2,157
Foreclosed assets held for sale	1,371
Investments	822
Interest receivable	583
Other assets	2,918
Total assets acquired	145,465
Deposits	95,116
Borrowed funds	11,073
Interest payable	474
Deferred tax liability	573
Other liabilities	333
Total liabilities assumed	107,569
Net assets acquired	$ 37,896

The goodwill and intangible assets of $18,799 were assigned to a newly created "Banking" business segment. The total amount of goodwill is not deductible for tax purposes.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of First Service are included in the Company's Condensed Consolidated Statements of Operations prospectively from the date of acquisition.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. The acquisition was made because the combination of Stifel Nicolaus and Ryan Beck represents a good strategic fit between two well established regional broker-dealers that share similar business models and cultures. This acquisition extends the Company's geographic reach in the East and Southeast regions and leverages the capabilities of the Company's capital markets business, strong research platforms, and technology and operations infrastructure. Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair values of the warrants on date of closing and issuance were $16,440 and $16,895, respectively.

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

Ryan Beck's results of operations have been included in the Company's Condensed Consolidated Statements of Operations prospectively beginning on the date of acquisition. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Company results to include Ryan Beck's results of operations including amortization of the loans and restricted stock units issued in the establishment of the retention program and additional amortization for restricted stock issued as deferred compensation as if each of these had also occurred as of the beginning of each period presented. The pro forma results do not include any future cost savings related to the elimination of clearing fees and redundant corporate overhead expenses. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

(in thousands, except per share data)	Three Months Ended	Nine Months Ended
	September 30, 2006 (unaudited)	September 30,2007 (unaudited)	September 30, 2006 (unaudited)
Total revenues	$ 157,440	$ 587,731	$ 480,681
Net income	$ (551)	$ 13,629	$ (4,419)
Basic earnings per share	$ (0.04)	$ 0.92	$ (0.32)
Diluted earnings per share	$ (0.04)	$ 0.78	$ (0.32)
Basic weighted average shares outstanding	14,050	14,817	13,982
Diluted weighted average shares outstanding	14,050	17,446	13,982

In addition to the transaction consideration described above, the Company i) established a retention program for certain associates of Ryan Beck valued at approximately $47,916, consisting of $24,423 employee loans paid in cash and 394,179 Company restricted stock units ("Units") valued at $23,493 using a share price of $59.60, the price on the date of shareholder approval; and ii) issued 280,248 Units valued at approximately $16,703 using the price on the date of shareholder approval, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. On June 22, 2007 the Company obtained shareholder approval for the Stifel Financial 2007 Incentive Stock Plan from which the above units were issued. The effects of these transactions are included in the pro forma results above. Additionally, on June 29, 2007, the Company recorded a $20,254 compensation charge related to the amendment of the Ryan Beck deferred compensation plans. See Note B - Stock Based Compensation Plans. During the third quarter of 2007, the Company completed the conversion of all existing branches of Ryan Beck to Stifel Nicolaus.

A summary of the fair values of the net assets acquired as of February 28, 2007, based upon the purchase price allocation, is as follows:

($'s in thousands)
Cash	$ 6,198
Cash segregated under federal and other regulations	97
Receivables from customers	3
Securities owned, at fair value	113,891
Office equipment and leasehold improvements	9,458
Goodwill	45,382
Intangible asset	14,038
Loans and advances to financial advisors and other employees	18,114
Deferred tax asset	8,967
Other assets	36,728
Total assets acquired	252,876
Securities sold, but not yet purchased, at fair value	59,826
Accrued employee compensation	46,494
Accounts payable and accrued expenses	24,934
Total liabilities assumed	131,254
Net assets acquired	$ 121,622

Included in accounts payable and accrued expenses is an estimate of one-time employee termination benefits of $1,577. Since the acquisition, the Company made total employee termination payments of $536, which were charged against the liability. The Company anticipates that the remaining liability for employee termination payments of $1,041 will be paid prior to December 31, 2007. In addition, the Company recorded an accrual for lease exit costs of $997 related to three offices that the Company identified for closure during the acquisition process. Lease payments charged against the liability through September 30, 2007 were $997.

The goodwill and intangible assets of $59,420 were assigned to Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $51,761, $4,721, and $2,938, respectively. The total amount of goodwill is not deductible for tax purposes.

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

NOTE F-AVAILABLE-FOR-SALE SECURITIES

The following table provides a summary of the amortized cost and fair values of available-for-sale securities at September 30, 2007:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$ 22,975	$ 141	$ (39)	$ 23,077
State and political subdivisions	11,626	- -	(5)	11,621
Mortgage-backed securities-agency collateralized	13,559	9	- -	13,568
Mortgage-backed securities-non agency collateralized	14,690	- -	(125)	14,565
Asset-backed securities	15,783	- -	- -	15,783
	$ 78,633	$ 150	$ (169)	$ 78,614

The amortized cost and fair value of available-for-sale securities at September 30, 2007 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
U.S. Government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 2,088	$ 2,081
One to three years	6,695	6,705
Three to five years	497	498
Five to ten years	18,431	18,549
Over ten years	22,673	22,648
Mortgage-backed securities:
Three years or less	- -	- -
Over three years	28,249	28,133
	$ 78,633	$ 78,614

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $ 12,019 at September 30, 2007.

There were no material proceeds from the sale of securities available-for-sale for the three and nine months ended September 30, 2007.

Certain investments in debt securities are reported in the Condensed Consolidated Statements of Financial Condition at an amount less than their amortized cost. Total fair value of these investments at September 30, 2007 was $23,859, which was approximately 30% of the Company's available-for-sale investment portfolio. The historical cost basis of these investments is $24,028 at September 30, 2007. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, the Company believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE G - BANK LOANS

The following table provides a summary of Stifel Bank & Trust's loan portfolio at September 30, 2007 (in thousands):

Commercial real estate	$ 34,453
Construction and land	23,705
Commercial	25,444
Residential real estate	23,581
Consumer	3,727
Other	1,309
Total bank loans	112,219
Less: allowance for loan losses	1,605
Total bank loans, net	$ 110,614

Changes in the allowance for loan losses for the nine months ended September 30, 2007 are as follows (in thousands):

Beginning balance	$ 0
Acquisition of First Service	1,127
Provision for loan loss charged to operations	478
Charge-offs	(2)
Recoveries	2
Balance, end of period	$ 1,605

Included in the loan portfolio at September 30, 2007 are impaired loans and non-accrual loans totaling $349 and $942, respectively. There were no accruing loans delinquent 90 days or more at September 30, 2007. Approximately $990 of the impaired and non-accrual loans were included in the amount of consideration placed in escrow at closing of the acquisition. See Note E - Acquisitions.

At September 30, 2007, Stifel Bank & Trust had loans outstanding to executive officers, directors and significant stockholders and their affiliates in the amount of $4,255. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE H - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Banking	Total
Goodwill
Balance at December 31, 2006	$ 5,300	$ 7,741	$ 2,820	$ - -	$ 15,861
Acquisitions/Purchase price adjustments	40,510	3,177	1,815	16,642	62,144
Impairment losses	- -	- -	- -	- -	- -
Balance at September 30, 2007	45,810	10,918	4,635	16,642	78,005

Intangible Assets
Balance at December 31, 2006	3,288	2,135	419	- -	5,842
Net Additions	11,089	2,203	1,095	2,157	16,544
Amortization of intangible assets	(1,058)	(631)	(65)	(256)	(2,010)
Impairment losses	- -	- -	- -		- -
Balance at September 30, 2007	13,319	3,707	1,449	1,901	20,376
Total Goodwill and intangible assets	$ 59,129	$ 14,625	$ 6,084	$ 18,543	$ 98,381

Intangible assets consist of acquired customer lists, non-compete agreements and core deposits that are amortized to expense over their contractual or determined useful lives as well as backlog, which is amortized against revenue as specific transactions are closed. As a result of the Ryan Beck acquisition, $7,500 was allocated to intangible assets in the third quarter of 2007 based upon the valuation report. The gross and accumulated amortization balances of intangibles are as follows:

	September 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists	$ 19,603	$ 1,990	$ 17,613	$ 5,914	$ 1,022	$ 4,892
Backlog	348	334	14	- -	- -	- -
Core deposits	2,157	256	1,901	- -	- -	- -
Non-compete agreements	1,886	1,038	848	1,536	586	950
Total amortized intangible assets	$ 23,994	$ 3,618	$ 20,376	$ 7,450	$ 1,608	$ 5,842

Aggregate amortization expense related to intangible assets was $833 and $197 for the three months ending September 30, 2007 and 2006, respectively and $2,010 and $600 for the nine months ending September 30, 2007 and 2006, respectively. Estimated annual amortization expense for the next five years is: 2007 - $2,320 (including $2,010 recognized during the first nine months); 2008 - $2,421; 2009 - $1,878; 2010 - $1,751; 2011 - $1,688; and 2012-$1,548.

NOTE I -DEPOSITS

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at September 30, 2007 are summarized as follows (in thousands):

Demand deposits-non-interest bearing	$ 8,544
Demand deposits-interest bearing	116,141
Savings accounts	385
Certificates of deposit, less than $100	26,889
Certificates of deposit, $100 and greater	19,415
Total deposits	$ 171,374

The weighted average interest rate on deposits was approximately 4.8% at September 30, 2007.

The scheduled maturities of certificates of deposit at September 30, 2007 were as follows (in thousands):

Certificates of deposit, less than $100:
Within one year	$ 23,124
One to three years	3,289
Over three years	476
$ 26,889
Certificates of deposit, $100 and greater:
Within one year	$ 15,808
One to three years	3,091
Over three years	516
$ 19,415

At September 30, 2007, the amount of deposits includes deposits of related parties, including $95,778 of brokerage customer's deposits from Stifel Nicolaus and deposits of the Stifel Bank & Trust's holding company of approximately $1,600. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At September 30, 2007, $60 of customer demand deposit overdrafts have been recorded to Loans.

NOTE J - ADVANCES FROM THE FEDERAL HOME LOAN BANK ("FHLB")

At September 30, 2007, the Company had advances aggregating $1,000 from the FHLB with a weighted-average interest rate of 5.14%. The advances are scheduled to mature in 2007. The advances are secured by a blanket assignment of loans held by the Company.

NOTE K - DEBENTURE TO STIFEL FINANCIAL CAPITAL TRUST III And IV

On March 30, 2007, the Company completed its private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust III ("Trust III"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on June 6, 2037, but may be redeemed by the Company and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Company's Condensed Consolidated Statements of Financial Condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of First Service Financial Company.

On June 28, 2007, the Company completed its private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust IV ("Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 6, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's Condensed Consolidated Statements of Financial Condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV were used to call on July 13, 2007 the Company's $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

NOTE L - SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Banking, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The Banking segment includes the results of operations from the Company's wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and the Ryan Beck acquisitions, and general administration.

Intersegment net revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2007	2006	2007	2006
Private Client Group	$ 112,650	$ 56,461	$ 316,451	$ 167,461
Equity Capital Markets	47,703	36,692	178,643	105,801
Fixed Income Capital Markets	15,962	13,829	41,073	35,934
Banking (1)	1,839	- -	2,929	- -
Other	4,829	2,834	11,783	12,821
Total Net Revenues	$ 182,983	$ 109,816	$ 550,879	$ 322,017
Operating Contribution
Private Client Group	$ 23,401	$ 12,750	$ 67,869	$ 36,875
Equity Capital Markets	8,499	8,123	42,445	23,557
Fixed Income Capital Markets	2,133	3,127	3,406	5,875
Banking (1)	369	- -	643	- -
Other/ Unallocated Overhead	(21,130)	(14,759)	(83,610)	(52,310)
Income before income taxes	$ 13,272	$ 9,241	$ 30,753	$ 13,997

(1) The Banking segment was added beginning on April 2, 2007 with the Company's acquisition of First Service, now referred to as Stifel Bank & Trust.

Information regarding net revenue by geographic area is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2007	2006	2007	2006
United States	$ 175,492	$ 106,025	$ 530,296	$ 310,480
United Kingdom	4,624	2,271	12,306	7,640
Other European	2,867	1,520	8,277	3,897
Total Net Revenues	$ 182,983	$ 109,816	$ 550,879	$ 322,017

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE M - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ("EPS")

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first nine months of 2007, the Company repurchased 50,397 shares of its common stock, at an average price of $49.68 per share. The Company reissued 46,053 shares of common stock and issued 629,585 new shares for its employee benefit plans in the first nine months of 2007.

As partial consideration of the purchase price of Ryan Beck, the Company issued 2,467,600 shares of Company common stock valued at $41.55 per share and issued five-year immediately exercisable warrants, upon obtaining shareholder approval on June 22, 2007, to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Additionally, on June 22, 20076, the Company obtained shareholder approval (1) for the issuance of up to 1,000,000 additional shares of common stock for the payment of earn-out consideration relating to the Company's acquisition of Ryan Beck Holdings, Inc. in the event the Company elects to make the contingent earn-out payments in shares of common stock and (2) adopting the Stifel Financial Corp. 2007 Incentive Stock Plan (For Ryan Beck Employees) which provides for the issuance of up to 1,200,000 additional shares to provide incentive equity compensation to certain employees of Ryan Beck Holdings. See further discussion of the Ryan Beck acquisition at Note E - Acquisitions.

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

The components of the basic and diluted EPS calculations for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Income Available to Common Stockholders
Net Income	$ 8,058	$ 5,424	$ 18,335	$ 8,198
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	14,929	11,582	14,304	11,514
Effect of dilutive securities from employee benefit plans	2,948	2,349	2,539	2,387
Diluted Weighted Average Shares Outstanding	17,877	13,931	16,843	13,901
Basic Earnings per share	$ 0.54	$ 0.47	$ 1.28	$ 0.71
Diluted Earnings per share	$ 0.45	$ 0.39	$ 1.09	$ 0.59

NOTE N - INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No.48 ("FIN 48") Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established by the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash commitments. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. At September 30, 2007, Stifel Bank & Trust had outstanding commitments to originate loans aggregating approximately $10,996. The commitments extended over varying periods of time with all scheduled to be disbursed within the next month.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank & Trust to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank & Trust be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2007, Stifel Bank & Trust had total outstanding letters of credit totaling $344 with terms ranging from one to four years.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank & Trust uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2007, Stifel Bank & Trust has granted unused lines of credit to commercial and consumer borrowers aggregating $22,167.

NOTE P - IMPACT OF THE NYSE/ARCHIPELAGO MERGER

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). Shares of NYSE Group common stock were listed on the NYSE under the ticker symbol "NYX" and commenced trading on March 8, 2006. As a result of the merger, the Company received $371 in cash and 80,177 shares of NYSE Group common stock for its NYSE seat membership. The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. As a result of the closing, the Company recorded a gain of $5,071 which was included in "Other revenues" in the Company's Condensed Consolidated Statements of Operations for the three months ending March 31, 2006. The gain was impacted by a valuation adjustment for the transfer restrictions on the shares received. Subsequent gains and losses will be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse. As a result of the fluctuation in the NYSE Group share price, the Company recorded an after tax gain of approximately $61 and an after tax loss of approximately $200 for the three and nine-months ended September 30, 2007, respectively.

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

Business & Economic Environment

Despite a challenging business environment driven by a global credit crisis resulting primarily from concerns about sub-prime mortgages, the key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ composite, continued to improve. At September 30, 2007, the DJIA, the NASDAQ and the S&P 500 increased approximately 11%, 12%, and 8%, respectively, from their December 31, 2006 closing prices, and closed up approximately 19%, 20% and 14%, respectively, over their September 30, 2006 closing prices. The U.S. Federal Reserve System's Federal Open Market Committee voted on September 18, 2007 to reduce the federal funds rate from 5.25% to 4.75% to "help forestall some of the adverse effects on the broader economy that might otherwise arise from the disruptions in financial markets and to promote moderate growth over time." This represented the first change in the federal funds rate since mid 2006. Long-term interest rates, as measured by the 10-year U.S. Treasury bond, were 4.59% at September 30, 2007, down from 5.03% at June 30, 2007 and 4.65% at March 31, 2007. This compares to 4.71% at December 31, 2006 and 4.64% at September 30, 2006.

While the major market indices have signaled increased investor confidence in the markets, concerns over inflation, energy costs, and geopolitical issues, and the slowing residential real estate market including the sub-prime mortgage sector remain, and the recent results of the third quarter and first nine months may not be indicative of future results.

Executive Summary

The Company's overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity markets and increased activity from the successful integration of the LM Capital Markets business acquired on December 1, 2005, the Ryan Beck acquisition on February 28, 2007, the First Service acquisition on April 2, 2007, and the Company's continued expansion of the Private Client Group ("PCG"), including the Miller Johnson Steichen and Kinnard ("MJSK") purchase on December 5, 2006. As a result of the Ryan Beck and MJSK acquisitions, the Company added 1,013 employees and 51 offices.

The Company's quarterly and year to date results have been impacted by the increased operating costs resulting from the intergration of Ryan Beck which was acquired on February 28, 2007. The conversion of Ryan Beck Private Client offices to Stifel Nicolaus was completed during the third quarter of 2007. The Company does not anticipate significant conversion related changes in the future.

The third quarter and year to date results include inventory losses (see Results of Operations for Fixed Income Capital Market for the three and nine months) as a result of the reduction of the long-term interest rates noted in the Business and Enviornment discussion. As a result, the Company reduced its inventory in fixed income products during the third quarter.

The Company does not have any significant direct exposure to the sub prime market crisis, but is subject to the market fluctuations resulting from the sub prime mortgage write-downs and interest rate fluctuations.

Results of Operations for the Company

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 316,508	57.5%	52%	$ 208,661	64.8%
Investment banking	137,964	25.0%	170%	51,177	15.9%
Asset management and service fees	72,018	13.1%	70%	42,297	13.1%
Interest	43,371	7.9%	68%	25,744	8.0%
Other	4,107	0.7%	(51)%	8,307	2.6%
Total revenues	573,968	104.2%	71%	336,186	104.4%
Less: Interest expense	23,089	4.2%	63%	14,169	4.4%
Net revenues	550,879	100.0%	71%	322,017	100.0%
Non-interest expenses:
Employee compensation and benefits	401,263	72.8%	68%	238,545	74.1%
Occupancy and equipment rental	40,767	7.4%	81%	22,547	7.0%
Communications and office supplies	31,303	5.7%	61%	19,428	6.0%
Commissions and floor brokerage	7,246	1.3%	46%	4,971	1.6%
Other operating expenses	39,547	7.2%	76%	22,529	7.0%
Total Non-interest expenses	520,126	94.4%	69%	308,020	95.7%
Income before income taxes	30,753	5.6%	120%	13,997	4.3%
Provision for income taxes	12,418	2.3%	114%	5,799	1.8%
Net income	$ 18,335	3.3%	124%	$ 8,198	2.5%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions and increased number of PCG offices and PCG financial advisors.

The Company's net revenues (total revenues less interest expense) increased $228.9 million to $550.9 million, a 71% increase over the $322.0 million recorded in the first nine months of 2006.

Commissions and principal transactions increased 52% to $316.5 million from $208.7 million in the prior year nine-month period with revenue increases of 78%, 28%, and 6% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, resulting from improved markets for equity based products and the aforementioned growth.

Investment banking revenues increased 170% to $138.0 million from $51.2 million in 2006. During the second quarter of 2007 the Company closed on a significant corporate finance investment banking transaction which contributed $24.3 million in revenue. Capital raising revenue increased 264% to $80.9 million as a result of increased number of completed transactions for both equity and fixed income underwriting. In addition, strategic advisory fees increased 97% to $57.1 million.

Asset management and service fees increased 70% to $72.0 million from $42.3 million in the prior year resulting from a 29% increase in the number of Stifel Nicolaus managed accounts and a 39% increase in the value of assets under management in those accounts attributable to the continued growth of the Private Client Group (See Results of Operations for Private Client Group).

Other revenues decreased $4.2 million principally due to a $5.1 net gain on investments recorded in the first quarter of 2006 on the Company's NYSE seat membership as a result of the New York Stock Exchange merger with Archipelago Holdings, Inc. (See Note P of Notes to Condensed Consolidated Financial Statements).

Interest revenue increased 68% to $43.4 million as a result of interest revenue generated from the newly acquired Stifel Bank & Trust (Banking segment), increased revenue on fixed income inventory held for sale to clients, and increased revenue on customer margin accounts, partially offset by decreased revenue from stock borrow activities. Increases in revenue on customer margin accounts resulted from an increase in average margin borrowings. Interest expense increased 63% as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank & Trust, interest related to increased costs to carry higher levels of firm inventory, increased interest expense resulting from the debentures issued in the first and second quarter of 2007, and increased rates charged for bank borrowings and stock loans to finance customer borrowings. Weighted average effective external rates increased 39% to 5.77% from 4.16% in the prior year.

Employee compensation and benefits increased 68% to $401.3 million in the first nine months of 2007 from $238.5 million in the nine months ending September 30, 2006. As a percentage of revenue, employee compensation and benefits totaled 73% and 74% for the nine month periods in 2007 and 2006, respectively. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $18.3 million (3.3% of net revenue) and $10.2 million (3.2% of net revenue) for the nine months ended September 30, 2007 and September 30, 2006, respectively. The upfront notes are amortized over a five to ten year period.

In addition, for the nine months ended September 30, 2007, compensation and benefits includes: 1) compensation charges of approximately $17.7 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) $22.7 million in connection with the Ryan Beck acquisition, primarily a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans. The Ryan Beck deferred compensation plans were amended to reduce the service requirement for vesting in the plans. For the nine months ended September 30, 2006 compensation and benefits includes $32.3 million consisting of 1) a compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of its common stock to key associates of the LM Capital Markets business; and 2) compensation charges of $22.5 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. Excluding the acquisition related charges, compensation and benefits as a percentage of net revenue totaled 66% for 2007 and 64% for 2006. The Company excludes acquisition related expenses in its analysis of compensation and benefits, a non-GAAP measure; because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenue.

A reconciliation of GAAP Employee compensation and benefits to Employee compensation and benefits excluding acquisition related compensation is included in the table below.

($'s in thousands)	Nine Months Ended September 30, 2007	% of Net Revenue	Nine Months Ended September 30, 2006	% of Net Revenue
GAAP Compensation and Benefits	$ 401,263	72.8%	$ 238,545	74.1%
Less: Acquisition related compensation	40,372	7.3%	32,321	10.0%
Compensation and Benefits excluding acquisition related charges	$ 360,891	65.5%	$ 206,224	64.1%

Occupancy and equipment rental, communications and office supplies, and commissions and floor brokerage expenses increased 81%, 61% and 46%, respectively during the first nine months of 2007 as compared to the first nine months of 2006 primarily due to the acquisitions and continued expansion of the Private Client Group and the conversion costs associated with integrating Ryan Beck into Stifel Nicolaus.

Other operating expenses increased $17.0 million, or 76%, to $39.5 million in the nine months ended September 30, 2007 as compared to $22.5 million in the nine months ended September 30, 2006, representing approximately 7% of net revenues for each period. The increase in operating expenses in the first nine months of 2007 can be attributed to the increased expenditures for home office infrastructure for the Ryan Beck conversion. In addition, the first nine months of 2007 includes a $1.3 million charge for the write off of deferred issuance costs related to the 9% Trust Preferred Securities called on July 13, 2007.

Net income increased $10.1 million to $18.3 million in the first nine months of 2007 compared to $8.2 million in the first nine months of 2006. Net income in 2007 was impacted by pre-tax acquisition-related charges of $46.9 million described above. The first nine months of 2006 net income was impacted by $33.5 million pre-tax acquisition related charges, primarily stock based compensation, related to the LM Capital Markets acquisition. The provision for income taxes was $12.4 million, representing an effective tax rate of 40.4% for the first nine months 2007 as compared to $5.8 million, representing an effective tax rate of 41.4% for the first nine months of 2006. The decrease in the effective tax rate is primarily attributable to a tax benefit received on Company owned life insurance polices of Ryan Beck.

Three months ended September 30, 2007 as compared to three months ended September 30, 2006

	Three Months Ended September-30, 2007			Three Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 114,628	62.7%	64%	$ 70,041	63.8%
Investment banking	30,966	16.9%	57%	19,672	17.9%
Asset management and service fees	27,108	14.8%	86%	14,560	13.2%
Interest	15,972	8.7%	61%	9,918	9.0%
Other	2,165	1.2%	107%	1,047	1.0%
Total Revenues	190,839	104.3%	66%	115,238	104.9%
Less: Interest expense	7,856	4.3%	45%	5,422	4.9%
Net Revenues	182,983	100.0%	67%	109,816	100.0%
Non-interest expenses:
Employee compensation and benefits	126,652	69.2%	63%	77,466	70.5%
Occupancy and equipment rental	14,492	7.9%	86%	7,785	7.1%
Communications and office supplies	11,528	6.3%	76%	6,532	6.0%
Commissions and floor brokerage	2,527	1.4%	35%	1,866	1.7%
Other operating expenses	14,512	8.0%	110%	6,926	6.3%
Total Non-interest expenses	169,711	92.8%	69%	100,575	91.6%
Income before income taxes	13,272	7.2%	44%	9,241	8.4%
Provision for Income Taxes	5,214	2.8%	37%	3,817	3.5%
Net Income	$ 8,058	4.4%	49%	$ 5,424	4.9%

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the three month variances to the prior period are substantially the same as the comparative nine month discussion and the statements contained in that discussion also apply for the three month discussion.

The Company's net revenues (total revenues less interest expense) increased $73.2 million to $183.0 million, a 67% increase over the $109.8 million recorded in the third quarter of 2006.

Commissions and principal transactions increased 64% to $114.6 million from $70.0 million during the prior year period with revenue increases of 96%, 41%, and 4% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively.

Investment banking revenues increased 57% to $31.0 million from $19.7 million in 2006. Capital raising revenue increased 87% to $19.6 million as a result of increased number of completed transactions for both equity and fixed income underwriting. In addition, strategic advisory fees increased 24% to $11.4 million.

Asset management and service fees increased 86% to $27.1 million from $14.6 million in the prior year quarter resulting from a 32% increase in the number of Stifel Nicolaus managed accounts and a 41% increase in the value of assets under management in those accounts attributable to the continued growth of the Private Client Group (See Results of Operations for Private Client Group).

Interest revenue increased 61% to $16.0 million as a result of interest revenue generated from the newly acquired Stifel Bank & Trust (Banking segment), increased revenue on fixed income inventory held for sale to clients, and increased revenue on customer margin accounts. Interest expense increased 45% as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank & Trust, interest related to increased costs to carry higher levels of firm inventory, increased interest expense resulting from the debentures issued in the first and second quarter of 2007, and increased rates charged for bank borrowings and stock loans to finance customer borrowings.

Employee compensation and benefits increased 63% to $126.7 million in the three months ending September 30, 2007 from $77.5 million in the three months ending September 30, 2006. As a percentage of revenue, employee compensation and benefits totaled 69% and 70% for the three month periods in 2007 and 2006, respectively. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $6.9 million (3.8% of net revenue) and $3.7 million (3.4% of net revenue) for the three months ended September 30, 2007 and September 30, 2006, respectively. The upfront notes are amortized over a five to ten year period.

In addition, for the three months ended September 30, 2007, compensation and benefits includes acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) compensation charges of approximately $6.1 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) $948,000 in compensation charges for Ryan Beck positions which will be eliminated by year-end. For the three months ended September 30, 2006 compensation and benefits includes compensation charges of $7.1 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. Excluding the acquisition related charges, compensation and benefits as a percentage of net revenue totaled 65% for the third quarter of 2007 and 64% for the third quarter of 2006. The Company excludes acquisition related expenses in its analysis of compensation and benefits, a non-GAAP measure; because it believes exclusion of acquisition related compensation is a more useful tool in measuring compensation as a percentage of net revenue.

A reconciliation of GAAP Employee compensation and benefits to Employee compensation and benefits excluding acquisition related compensation is included in the table below.

($'s in thousands)	Three Months Ended September 30, 2007	% of Net Revenue	Three Months Ended September 30, 2006	% of Net Revenue
GAAP Compensation and Benefits	$ 126,652	69%	$ 77,466	70%
Less: Acquisition related compensation	7,086	4%	7,054	6%
Compensation and Benefits excluding acquisition related charges	$ 119,566	65%	$ 70,412	64%

Occupancy and equipment rental, communications and office supplies, and commissions and floor brokerage expenses increased 86%, 76% and 35%, respectively during the third quarter of 2007 as compared to the third quarter of 2006.

Other operating expenses increased $7.6 million, or 110%, to $14.5 million in the three months ended September 30, 2007 as compared to $6.9 million in the three months ended September 30, 2006, representing approximately 8% of net revenues for the 2007 third quarter and 6% of net revenues for the 2006 third quarter.

Net income increased $2.7 million to $8.1 million in the third quarter of 2007 compared to $5.4 million in the third quarter of 2006. Net income in 2007 was impacted by pre-tax acquisition-related charges of $9.9 million discussed above. Net income in the third quarter of 2006 was impacted by pre-tax acquisition-related charges of $7.3 million, primarily stock based compensation, related to the LM Capital Markets acquisition. The provision for income taxes was $5.2 million, representing an effective tax rate of 39.3% for the third quarter 2007 as compared to $3.8 million, representing an effective tax rate of 41.3% for the third quarter of 2006. The decrease in the effective tax rate is primarily attributable to a tax benefit received on Company owned life insurance polices of Ryan Beck.

Core Earnings

As a result of the acquisitions, the Company reports Core Earnings; a non-GAAP financial measure. Core Earnings represents GAAP net income before acquisition related charges, principally compensation expense recorded for stock based awards offered to key associates of LM Capital Markets accounted for under Statement of Accounting Standards No. 123 (Revised 2004) "Share-Based Payment"("SFAS No. 123R") and the charge in 2007 for the acceleration of vesting for individuals in the Ryan Beck deferred compensation plans. Management believes the supplemental disclosure of Core Earnings helps investors, rating agencies, and financial analysts better understand the performance of their business and enhances the comparison of their performance from period to period. Management uses Core Earnings to evaluate the performance of their business. Core Earnings should not be considered an alternative to any measure of performance as promulgated under GAAP (such as net income), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculation of Core Earnings used by the Company may not be comparable to similarly titled measures reported by other companies.

After adjusting for acquisition related charges, principally stock based awards offered to key associates of LM Capital Markets, non-GAAP net income and non-GAAP earnings per diluted share, our Core earnings, were $14.3 million and $0.80 per diluted share, respectively, for the third quarter of 2007 compared to 2006 third quarter Core earnings of $9.6 million and Core earnings per diluted share of $0.69. Included in these acquisition-related charges are: 1) compensation charges of approximately $6.1 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) $1.0 million in compensation charges for Ryan Beck positions which will be eliminated by year-end; and 3) other non-compensation acquisition charges of $2.8 million. After adjusting for acquisition related charges, principally compensation expense for acceleration of deferred compensation for the Ryan Beck deferred compensation plans and stock-based awards offered to key associates of LM Capital Markets, non-GAAP net income and non-GAAP earnings per diluted share, our Core earnings, for the nine months ended September 30, 2007 were $46.3 million and $2.75 per diluted share, respectively, compared to $27.7 million or $1.99 per diluted share for the nine months ended September 30, 2006. Core Earnings for the nine months ended September 30, 2007 excludes pre-tax acquisition charges of approximately $46.9 million or $1.66 per diluted share. Included in these acquisition related charges are: 1) compensation charges of approximately $17.7 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) $22.7 million, principally for the amendment and acceleration of the Ryan Beck deferred compensation plan; and 3) other non-compensation acquisition charges of $6.5 million.

Net income for the three and nine months ended September 30, 2006 was impacted by pre-tax acquisition related costs, primarily stock based compensation, of $7.3 million or $0.30 per diluted share and $33.5 million or $1.40 per diluted share respectively, associated with the acquisition of the LM Capital Markets business from Citigroup Inc.

A reconciliation of Core Earnings to Net Income, and Core Earnings per Basic and Diluted Share to Net Income per Basic and Diluted Share, the most directly comparable measure under GAAP, is included in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
GAAP Net Income	$ 8,058	$ 5,424	$ 18,335	$ 8,198
Acquisition related revenues, net of tax	11	1	197	89
Acquisition related charges, net of tax
Private placement compensation	- -	- -	- -	5,676
Acquisition related compensation	4,444	4,074	24,070	13,139
Other non-compensation charges	1,753	122	3,695	621
Core Earnings	$ 14,266	$ 9,621	$ 46,297	$ 27,723
Earnings per Share:
GAAP Earnings Per Basic Share	$ 0.54	$ 0.47	$ 1.28	$ 0.71
Acquisition related charges	0.42	0.36	1.96	1.70
Core Earnings Per Basic Share	$ 0.96	$ 0.83	$ 3.24	$ 2.41
GAAP Earnings Per Diluted Share	$ 0.45	$ 0.39	$ 1.09	$ 0.59
Acquisition related charges	0.35	0.30	1.66	1.40
Core Earnings Per Diluted Share	$ 0.80	$ 0.69	$ 2.75	$ 1.99

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Banking, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The Banking segment includes the results of operations from the Company's wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions and general administration.

Results of Operations for Private Client Group - Nine Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 199,421	63.0%	78%	$ 112,067	66.9%
Investment banking	35,366	11.2%	430%	6,677	4.0%
Asset management and service fees	71,550	22.6%	69%	42,250	25.2%
Interest	22,310	7.0%	47%	15,131	9.1%
Other	1,127	0.4%	123%	506	0.3%
Total Revenues	329,774	104.2%	87%	176,631	105.5%
Less: Interest expense	13,323	4.2%	45%	9,170	5.5%
Net Revenues	316,451	100.0%	89%	167,461	100.0%
Non-interest expenses:
Employee compensation and benefits	201,964	63.8%	93%	104,625	62.5%
Occupancy and equipment rental	20,110	6.4%	99%	10,102	6.0%
Communications and office supplies	11,700	3.7%	111%	5,544	3.3%
Commissions and floor brokerage	2,904	0.9%	14%	2,552	1.5%
Other operating expenses	11,904	3.8%	53%	7,763	4.7%
Total Non-interest expenses	248,582	78.6%	90%	130,586	78.0%
Income before income taxes	$ 67,869	21.4%	84%	$ 36,875	22.0%

September 30, 2007			September 30, 2006
Branch Offices	148		100
Financial Advisors	959		500
Independent Contractors	199		180

The Private Client Group net revenues increased 89% to a record $316.5 million in the nine months ended September 30, 2007 compared to $167.5 million in the nine months ended September 30, 2006. Commissions and principal transactions increased primarily due to the increased number of branch locations and financial advisors and an increase in the average annual production per financial advisor. Average annual production per financial advisor for financial advisors employed greater than one year, excluding Ryan Beck financial advisors, increased from approximately $359,000 to approximately $450,000. Sales credits from Investment banking increased due to increased activity, principally corporate finance as a result of the increased number of completed transactions for equity underwritings (See Results of Operations for Equity Capital Markets). Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Assets Under Management	September 30, 2007	June 30, 2007	September 30, 2006	June 30, 2006
Value	$ 4,921,894,000	$ 4,409,262,000	$ 3,485,424,000	$ 3,322,806,000
Number of accounts	16,357	14,587	12,480	11,627

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See net interest discussion in Results of Operations for the Company)

Non-interest expenses increased 90% to $248.6 million compared to $130.6 million in the first nine months of 2006. Employee compensation and benefits increased 93% principally as a result of increased variable compensation which increased in conjunction with increased production, and increased fixed compensation as a result of the firms continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $16.0 million and $8.4 million for the first nine months of 2007 and 2006, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. As a percentage of net revenues, employee compensation and benefits increased to 64% in the first nine months of 2007 compared to 63% in the first nine months of 2006.

Occupancy and equipment rental and communication and office supplies increased 99% and 111%, respectively, principally as a result of increased occupancy cost due to an increase in the number of branch offices and the conversion of Ryan Beck offices to Stifel Nicolaus.

Other operating expenses increased 53% to $11.9 million principally as a result of increased advertising and travel and promotion costs associated with the increase in branch offices.

Income before income taxes for the Private Client Group increased 84% to $67.9 million in the nine months ended September 30, 2007 compared to $36.9 million in the nine months ended September 30, 2006 as a result of increased net revenues and the leverage in increased production.

Results of Operations for Private Client Group - Three Months

The following table presents consolidated information for the Private Client Group segment for the respective periods indicated.

	Three Months Ended September 30, 2007			Three Months Ended September-30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 71,766	63.7%	96%	$ 36,554	64.7%
Investment banking	10,068	9.0%	280%	2,652	4.7%
Asset management and service fees	26,833	23.8%	84%	14,553	25.8%
Interest	9,044	8.0%	70%	5,320	9.4%
Other	577	0.5%	191%	198	0.4%
Total Revenues	118,288	105.0%	100%	59,277	105.0%
Less: Interest expense	5,638	5.0%	100%	2,816	5.0%
Net Revenues	112,650	100.0%	100%	56,461	100.0%
Non-interest expenses:
Employee compensation and benefits	72,177	64.1%	108%	34,704	61.5%
Occupancy and equipment rental	7,070	6.3%	98%	3,562	6.3%
Communications and office supplies	4,326	3.8%	128%	1,901	3.4%
Commissions and floor brokerage	1,409	1.2%	25%	1,124	2.0%
Other operating expenses	4,267	3.8%	76%	2,420	4.2%
Total Non-interest expenses	89,249	79.2%	104%	43,711	77.4%
Income before income taxes	$ 23,401	20.8%	84%	$ 12,750	22.6%

The Private Client Group net revenues increased 100% to $112.7 million in the three months ended September 30, 2007 compared to $56.5 million in the three months ended September 30, 2006

Non-interest expenses increased 104% to $89.2 million compared to $43.7 million in the third quarter of 2006. Employee compensation and benefits increased 108% as a result of increased variable compensation which increased in conjunction with increased revenue production, increased retention and increased fixed compensation. Employee compensation and benefits includes transition pay of $10.1 million and $3.1 million from 2007 and 2006, respectively, principally upfront notes and accelerated payouts in connection with the Company's expansion efforts. As a percentage of net revenues, employee compensation and benefits increased to 64% in the third quarter of 2007 compared to 62% the third quarter of 2006.

Communications and office supplies increased due to the additional costs incurred to open new offices and convert Ryan Beck offices to Stifel Nicolaus.

As a result, income before income taxes for the Private Client Group increased 84% to $23.4 million in the three months ended September 30, 2007 compared to $12.8 million in the three months ended September 30, 2006.

Results of Operations for Equity Capital Markets - Nine Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 85,104	47.7%	28%	$ 66,429	62.8%
Investment banking	92,754	51.9%	142%	38,390	36.3%
Other	1,313	0.7%	14%	1,147	1.1%
Total Revenues	179,171	100.3%	69%	105,966	100.2%
Less: Interest expense	528	0.3%	220%	165	0.2%
Net Revenues	178,643	100.0%	69%	105,801	100.0%
Non-interest expenses:
Employee compensation and benefits	105,619	59.1%	76%	59,862	56.6%
Occupancy and equipment rental	5,804	3.2%	59%	3,657	3.5%
Communications and office supplies	11,746	6.6%	32%	8,913	8.4%
Commissions and floor brokerage	2,193	1.2%	7%	2,049	1.9%
Other operating expenses	10,836	6.1%	40%	7,763	7.3%
Total Non-interest expenses	136,198	76.2%	66%	82,244	77.7%
Income before income taxes	$ 42,445	23.8%	80%	$ 23,557	22.3%

Equity Capital Markets recorded record net revenues of $178.6 million in the first nine months of 2007, an increase of 69% from the first nine months of 2006, principally due to increased commissions and principal transactions which increased 28% to $85.1 million and increased investment banking revenue which increased 142% to $92.8 million. During the second quarter of 2007 the Company closed on a significant corporate finance investment banking transaction which contributed $24.3 million in revenue. Investment banking revenue increased principally due to financial advisory fees of $55.2 million, a 97% increase over last year's nine month period, and equity financing revenue of $37.5 million, up 296% compared to the first nine months of 2006

Non-interest expenses increased 66% to $136.2 million in the first nine months of 2007 compared to $82.2 million in the first nine months of 2006 principally due to a 76% increase in employee compensation and benefits to $105.6 million compared to $59.9 million in the first nine months of 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased revenue. As a percentage of net revenues, employee compensation and benefits was 59% and 57% for the first nine months of 2007 and 2006, respectively. Increases in all non-compensation expense categories can be attributed to the increased revenue and the acquisition of Ryan Beck.

Income before income taxes increased 80% to $42.4 million in the first nine months of 2007 compared to $23.6 million in the prior year period as a result of the 69% increase in net revenues and the leverage in increased production.

Results of Operations for Equity Capital Markets - Three Months

The following table presents consolidated information for the Equity Capital Markets segment for the respective periods indicated.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 31,020	65.0%	41%	$ 22,074	60.2%
Investment banking	16,658	34.9%	16%	14,313	39.0%
Other	223	0.5%	(34)%	340	0.9%
Total Revenues	47,901	100.4%	30%	36,727	100.1%
Less: Interest expense	198	0.4%	466%	35	0.1%
Net Revenues	47,703	100.0%	30%	36,692	100.0%
Non-interest expenses:
Employee compensation and benefits	28,235	59.2%	35%	20,898	57.0%
Occupancy and equipment rental	2,002	4.2%	56%	1,285	3.5%
Communications and office supplies	4,352	9.1%	35%	3,219	8.8%
Commissions and floor brokerage	786	1.7%	19%	662	1.8%
Other operating expenses	3,829	8.0%	53%	2,505	6.8%
Total Non-interest expenses	39,204	82.2%	37%	28,569	77.9%
Income before income taxes	$ 8,499	17.8%	5%	$ 8,123	22.1%

Equity Capital Markets recorded net revenues of $47.7 million in the third quarter 2007, an increase of 30% from the same quarter last year, principally due to increased commissions and principal transactions and increased investment banking revenue. Investment banking revenue increased principally due to financial advisory fees of $10.1 million, up 12% compared to the third quarter of 2006, and equity financing of $6.5 million, a 30% increase over last year's third quarter.

Non-interest expenses increased 37% to $39.2 million in the third quarter of 2007 compared to $28.6 million in the third quarter of 2006, principally due to a 35% increase in employee compensation and benefits to $28.2 million compared to $20.9 million in the third quarter of 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased revenue. As a percentage of net revenues, employee compensation and benefits was 59% and 57% for the third quarter of 2007 and 2006, respectively.

Income before income taxes increased 5% to $8.5 million in the third quarter of 2007 compared to $8.1 million in the prior year period as a result of the 30% increase in net revenues and the leverage in increased production.

Results of Operations for Fixed Income Capital Markets - Nine Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 31,939	77.8%	6%	$ 30,164	83.9%
Investment banking	10,076	24.5%	65%	6,110	17.0%
Interest	17,512	42.7%	36%	12,910	36.0%
Other	10	0.0%	233%	3	0.0%
Total Revenues	59,537	145.0%	21%	49,187	136.9%
Less: Interest expense	18,464	45.0%	39%	13,253	36.9%
Net Revenues	41,073	100.0%	14%	35,934	100.0%
Non-interest expenses:
Employee compensation and benefits	28,623	69.7%	27%	22,525	62.7%
Occupancy and equipment rental	2,528	6.2%	46%	1,734	4.8%
Communications and office supplies	3,175	7.7%	25%	2,534	7.1%
Commissions and floor brokerage	215	0.5%	(42)%	370	1.0%
Other operating expenses	3,126	7.6%	8%	2,896	8.0%
Total Non-interest expenses	37,667	91.7%	25%	30,059	83.6%
Income before income taxes	$ 3,406	8.3%	(42)%	$ 5,875	16.4%

Net revenues for the first nine months of 2007 increased 14% to $41.1 million from $35.9 million during the same time period last year, principally due to an increase in commissions and principal transactions and investment banking revenue, partially offset by trading losses resulting from weaker bond markets. Investment banking revenue increased principally due to increased underwriting activity.

Interest revenue increased $4.6 million principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients. Interest expense increased $5.2 million as a result of increased interest expense incurred to carry that inventory.

Non-interest expenses increased $7.6 million or 25% to $37.7 million primarily due to a 27% increase in employee compensation and benefits which increased as a result of increased transition pay for institutional fixed income salesman and increased occupancy and equipment rental and communications and office supplies due to office expansion.

Income before income taxes decreased 42% to $3.4 million from $5.9 million in the first nine months of 2006 principally as a result of inventory losses of approximately $2.0 million and increased non-interest expenses.

Results of Operations for Fixed Income Capital Markets - Three Months

The following table presents consolidated information for the Fixed Income Capital Markets segment for the respective periods indicated.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(In thousands)	$ Amount	% of Net Revenues	% Incr. / (Decr.)	$ Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 11,840	74.2%	4%	$ 11,412	82.5%
Investment banking	4,241	26.6%	57%	2,707	19.6%
Interest	3,303	20.7%	(44)%	5,860	42.4%
Other	8	0.0%	n/a	1	0.0%
Total Revenues	19,392	121.5%	(3)%	19,980	144.5%
Less: Interest expense	3,430	21.5%	(44)%	6,151	44.5%
Net Revenues	15,962	100.0%	15%	13,829	100.0%
Non-interest expenses:
Employee compensation and benefits	10,576	66.3%	27%	8,320	60.2%
Occupancy and equipment rental	1,034	6.5%	72%	600	4.3%
Communications and office supplies	1,077	6.7%	24%	870	6.3%
Commissions and floor brokerage	34	0.2%	(57)%	79	0.6%
Other operating expenses	1,108	6.9%	33%	833	6.0%
Total Non-interest expenses	13,829	86.6%	29%	10,702	77.4%
Income before income taxes	$ 2,133	13.4%	(32)%	$ 3,127	22.6%

Net revenues for the third quarter of 2007 increased 15% to $16.0 million from $13.8 million during the same time period last year, principally due to an increase in investment banking revenues. Investment banking revenue increased 57% principally due to increased advisory fees.

Interest revenue decreased $2.6 million principally as a result of decreased interest received on decreased levels of fixed income inventory held for sale to clients. Interest expense decreased $2.7 million as a result of decreased interest expense incurred to carry that inventory and inventory losses related to the change in interest rates.

Non-interest expenses increased $3.1 million or 29% to $13.8 million primarily due to a 27% increase in employee compensation and benefits which increased as a result of increased transition pay for institutional fixed income salesman and increased occupancy and equipment rental due to office expansion.

Income before income taxes decreased 32% to $2.1 million from $3.1 million in the third quarter of 2006 principally as a result of inventory losses of approximately $916,000 and increased non-interest expenses.

Results of Operations for Banking

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

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(In thousands)	$ Amount	% of Net Revenues	$ Amount	% of Net Revenues
Revenues:
Interest	$ 3,231	175.7%	$ 5,823	198.8%
Other	423	23.0%	559	19.1%
Total Revenues	3,654	198.7%	6,382	217.9%
Less: Interest expense	1,815	98.7%	3,453	117.9%
Net Revenues	1,839	100.0%	2,929	100.0%
Non-interest expenses:
Employee compensation and benefits	516	28.1%	863	29.5%
Occupancy and equipment rental	123	6.7%	246	8.4%
Communications and office supplies	41	2.2%	75	2.5%
Provision for loan losses	462	25.1%	477	16.3%
Other operating expenses	328	17.8%	625	21.3%
Total Non-interest expenses	1,470	79.9%	2,286	78.0%
Income before income taxes	$ 369	20.1%	$ 643	22.0%

Interest revenue of $3.2 million in the third quarter was generated from average interest bearing assets of $191,419 at an average rate of 6.8%. Interest revenue of $2.6 million for the second quarter was generated from average interest bearing assets of $153.9 million at an average rate of 6.9%. Interest bearing assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense, consisting primarily of interest on FHLB advances. The average balance during the third quarter was $148.4 million at an average interest rate of 4.9 percent, consistent with the average interest rate paid in the second quarter.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental primarily related to Stifel Bank & Trust's leased space in Crestwood, Missouri, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses.

Results of Operations for Other Segment -Nine Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 11,783	(8)%	$ 12,821
Non-interest expenses:
Employee compensation and benefits	64,194	25%	51,534
Other operating expenses	31,199	129%	13,597
Total Non-interest expenses	95,393	46%	65,131
Losses before income tax	$ (83,610)	60%	$ (52,310)

Net revenues for the Other segment decreased 8% from $12.8 in the first nine months of 2006 to $11.8 million in first nine months of 2007 principally as a result of a decrease in gains on investments relating to the $5.1 million gain recorded in the first quarter of 2006 for the Company's ownership of its New York Stock Exchange membership seat (See Note P of Notes to Condensed Consolidated Financial Statements.

Employee compensation and benefits increased $12.7 million, or 25%, to $64.2 million in the first nine months of 2007. Included in the first nine months of 2007 are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) ) compensation charges of approximately $17.7 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) $22.7 million principally for the amendment and acceleration of the Ryan Beck deferred compensation plan. For the nine months ended September 30, 2006 compensation and benefits includes $32.3 million, consisting of 1) a compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of its common stock to key associates of the LM Capital Markets business; and 2) compensation charges of $22.5 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. Other increases are attributed to a 25% increase in unallocated support personnel to support the growth in the business.

Other operating expenses increased $17.6 million in the first nine months of 2007 to $31.2 million compared to $13.6 million in the first nine months of 2006 due principally to acquisition related charges of $6.5 million related to Ryan Beck as well as increases in travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm, payments to Ryan Beck's clearing agent for trade processing, as well as the expense in the current year associated with the warrants issued in the acquisition of Ryan Beck. For the period February 28, 2007 to June 22, 2007, the Company recorded a charge of $455,000 in other operating expenses for the change in fair value of the warrant. See Note A- -Common Stock Warrants in the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the warrants.

Results of Operations for Other Segment -Three Months

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
(In thousands)	$ Amount	% Incr. / (Decr.)	$ Amount
Net Revenues	$ 4,829	70%	$ 2,834
Non-interest expenses:
Employee compensation and benefits	15,148	12%	13,545
Other operating expenses	10,811	167%	4,048
Total Non-interest expenses	25,959	48%	17,593
Losses before income tax	$ (21,130)	43%	$ (14,759)

Net revenues for the Other segment increased 70% from $2.8 in the third quarter of 2006 to $4.8 million in the current quarter principally as a result of increased net interest.

Employee compensation and benefits increased $1.6 million, or 12%, to $15.2 million in the third quarter of 2007. Included in the third quarter of 2007 are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) compensation charges of approximately $6.1 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) $1.0 million in compensation charges for Ryan Beck positions which will be eliminated by year-end. For the three months ended September 30, 2006 compensation and benefits includes compensation charges of $7.1 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. Other increases are attributed to a 25% increase in unallocated support personnel to support the growth in the business.

Other operating expenses increased $6.8 million in the third quarter of 2007 to $10.8 million compared to $4.0 million in the third quarter of 2006 due principally to acquisition related charges of $2.8 million related to Ryan Beck as well as increases in travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm.

Analysis of Financial Condition

Total assets of $1.5 billion at September 30, 2007 were up approximately 40% over December 31, 2006, primarily due to acquisitions and organic growth. Stifel Bank & Trust total assets at September 30, 2007 were approximately $229.3 million consisting principally of loans of $110.6 million, available for sale securities of $78.6 million, cash, due from banks, and federal funds sold of $15.8 million. Stifel Bank & Trust's loan portfolio has increased from the date of acquisition primarily due to excess brokerage customers cash swept into deposits at Stifel Bank & Trust. The balance of brokerage customer's excess cash on deposit at Stifel Bank & Trust at September 30, 2007 was $95.8 million. Receivables from brokers and dealers and receivables from customers increased to $199.5 million and $517.7 million or 49% and 89%, respectively due to an increase in the number of brokerage branch offices and investment executives, a large portion attributable to the Ryan Beck acquisition, partially offset by a decrease in securities purchased under agreement to resell and securities owned. The broker-dealer assets and liabilities fluctuate with market conditions and the Company's business levels.

Liquidity and Capital Resources

The Company relies exclusively on financing activities and distributions from our subsidiaries for funds to implement the Company's business and growth strategies, and repurchase shares of the Company's common stock.

The principal source of the Company's brokerage business liquidity is the brokerage business assets, which are principally highly liquid, consisting mainly of cash or assets readily convertible into cash. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of this business. These assets are financed primarily by the Company's equity capital, debentures to Trusts, customer credit balances, short-term bank loans, proceeds from securities lending, and other payables. Changes in securities market volumes, related customer borrowing demands, underwriting activity, and levels of securities inventory affect the amount of the Company's financing requirements. The average outstanding securities lending arrangements utilized in financing activities were $133.2 million and $122.3 million during the three months ending September 30, 2007 and 2006, respectively, at weighted average daily effective interest rates of 4.90% and 5.11%, respectively. The average bank borrowings during the three months ending September 30, 2007 and 2006, respectively, were $130.3 million and $170.3 million at weighted average daily interest rates of 5.55% and 5.65%, respectively. For the nine months ending September 30, 2007 and 2006, the average outstanding securities lending arrangements utilized in financing activities were $101.6 million and $115.1 million, respectively, at weighted average daily effective interest rates of 4.69% and 4.75%, respectively and average bank borrowings were $177.4 million and $140.2 million at weighted average daily interest rates of 5.63% and 5.27%, respectively.

The Company's banking assets consist principally of marketable customer loans, balances with the FHLB and other non-affiliated banks and vault cash. Stifel Bank & Trust's current liquidity needs are generally met through deposits from banking clients and equity capital. The Company monitors the liquidity of Stifel Bank & Trust daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth. Stifel Bank & Trust has net borrowing capacity with the FHLB of $24.3 million at September 30, 2007 and a $55.5 million federal funds agreement for the purpose of purchasing short term funds should additional liquidity be needed. Stifel Bank & Trust receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts which are deposited into a money market account. These balances totaled $95.8 million at September 30, 2007.

The Company operates in a highly regulated environment and is subject to net capital requirements which may limit distributions to the Company from the Company's subsidiaries. As broker-dealers, the Company's subsidiaries, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), Ryan Beck, and Century Securities Associates, Inc. ("CSA") are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, while the Company's international subsidiary, SN Ltd is subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the subsidiaries failure to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse consequence to the Company by limiting the Company's operations that require intensive use of capital, such as underwriting or trading activities, or limit the Company's ability to implement its business and growth strategies, pay interest on and repay the principal of its debt, and/repurchase its shares. The Company's non broker-dealer subsidiary, Stifel Bank & Trust is also subject to various regulatory capital requirements administered by the federal banking agencies. In June 2007, the Company contributed $20.0 million in the form of a capital contribution to Stifel Bank & Trust to maintain Stifel Bank & Trusts leveraged and risk based capital levels consistent with that of "well capitalized" by regulatory definition. The Company is committed to maintaining these capital levels of Stifel Bank & Trust and may be required to contribute additional capital in the future until such time as growth in deposits and earnings thereof, primarily from deposits of affiliated broker-dealers of the Company, are sufficient to support operations and augment capital. See Note C - Regulatory and Capital Requirements to the Condensed Consolidated Financial Statements contained in this report.

In the first nine months of 2007, the Company's cash and cash equivalents decreased by $11.8 million, primarily due to increased investing activities associated with acquisitions and the growth of the business, partially offset by cash generated by operating activities and financing activities. The Company generated positive cash flow from operations of $29.4 million, principally due to a decrease in trading inventory and an increase in operating payables, offset by an increase in operating receivables.

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

On March 30, 2007, the Company completed its private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust III ("the Trust"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on June 6, 2037, but may be redeemed by the Company and in turn, the Trust would call the debenture beginning June 6, 2012. The Trust requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Condensed Consolidated Statements of Financial Condition. The proceeds were utilized to acquire First Services Financial Company ("First Service").

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

On June 28, 2007, the Company completed its private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The Preferred Securities were offered by Stifel Financial Capital Trust IV ("Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The Trust Preferred Securities mature on September 6, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holder of the Trust Preferred Securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's Condensed Consolidated Statements of Financial Condition The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV were used to call on July 13, 2007 the Company's $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

In the first nine months of 2007, the Company purchased $22.6 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

The Company repurchased 50,397 shares for the nine months ended September 30, 2007, using existing board authorizations, at an average price of $49.68 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 1,662,054 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 132,322 shares during the first nine months of 2007. The Company reissued 46,053 shares and issued 629,585 new shares for employee benefit plans during the first nine months of 2007. The Company also issued 2,467,600 new shares under the terms of the acquisition agreement of Ryan Beck.

The Company's broker-dealer subsidiaries, Stifel, Nicolaus & Company, Incorporated ("SN & Co."), Ryan Beck Holdings, Inc. ("Ryan Beck") and Century Securities Associates, Inc. ("CSA") are subject to certain requirements of the SEC with regard to liquidity and capital requirements. At September 30, 2007, SN & Co. had net capital of $124.6 million, which was 20.81% of its aggregate debit items, and $112.6 million in excess of the minimum required net capital. Ryan Beck had net capital of $28.3 million which was $28.0 million excess of minimum required net capital, and CSA had net capital of $2.9 million, which was $2.6 million in excess of minimum required net capital. These subsidiary companies may not be able to pay cash dividends from equity capital without prior regulatory approval if doing so would jeopardize their ability to satisfy minimum net capital requirements.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At September 30, 2007, SN Ltd had capital and reserves of $7.0 million, which was $3.2 million in excess of the financial resources requirement under the rules of the FSA.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	(1.66)%
+100	(0.73)%
0	0%
-100	-1.82%
-200	-3.55%

The following GAP Analysis table indicates Stifel Bank & Trust's interest rate sensitivity position at September 30, 2007 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-5 years	5+ years
Interest Earning Assets:
Loans	$46,435	$7,564	$57,153	$1,067
Securities and FHLB Stock	39,443	2,088	1,482	35,871
Fed Funds Sold	14,400	0	0	0

Total Interest Earning Assets	100,278	9,652	58,635	36,938

Interest Bearing Liabilities:
Transaction Accounts and Savings	116,526	0	0	0
Certificates of Deposit	18,939	20,094	7,271	0
Borrowings	1,085	0	0	0

Total Interest Bearing Liabilities	136,550	20,094	7,271	0

GAP	$(36,272)	$(10,442)	$51,364	$36,938

Cumulative GAP	$(36,272)	$(46,714)	$4,650	$41,588

Item 4. Controls and Procedures

As specified in the SEC's rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." The Company's disclosure controls have been designed to ensure that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2007 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended September 30, 2007, except for the acquisitions of Ryan Beck & Co., Inc. on February 28, 2007 and First Service Financial Company on April 2, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Consolidated Statements of Financial Condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. The Company has provided reserves for such matters in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts reserved. For the three and nine month periods ended September 30, 2007 and 2006, the recording of legal reserves did not have a material impact on the results of operations.

Item 1A. Risk Factors

For information regarding risk factors, please refer to "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to the Company's risk factors in the first nine months of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase activity of its common stock during the third quarter ended September 30, 2007:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2007 - July 31, 2007	- -	$	- -	- -	1,687,754
August 1, 2007 - August 31, 2007	23,982		$53.28	23,700	1,664,054
September 1, 2007 - September 30, 2007	2,000		$51.55	2,000	1,662,054

Total	25,982		$53.14	25,700

(1) The total number of shares purchased includes 282 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

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

STIFEL FINANCIAL CORP. (Registrant)
Date: November 9, 2007	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 9, 2007	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.