Form 10-K
period 2007-12-31
STIFEL FINANCIAL CORP
filed 2008-03-04
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]            No [   ]

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]     Accelerated filer [   ]     Non-accelerated filer [   ] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

                                                                                                               1                                            Stifel Financial Corp. and Subsidiaries

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2007 (the last business day of the Registrant's second fiscal quarter), was approximately $824.1 million, based on the closing sale price of the Common Stock on the New York Stock Exchange on that date.

Shares of Common Stock outstanding at February 22, 2008: 15,665,146 shares, par value $.15 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") in connection with the Company's Annual Meeting of Stockholders are incorporated by reference in Part III hereof. Exhibit Index located on pages 113 thru 115.

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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES

                                                                                                               2                                            Stifel Financial Corp. and Subsidiaries

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Securities Exchange Act") that are based upon our current expectations and projections about current events. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements from our use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include statements relating to:

•         our goals, intentions and expectations;

•         our business plans and growth strategies;

•         our ability to integrate and manage our acquired businesses;

•         estimates of our risks and future costs and benefits; and

•         forecasted demographic and economic trends relating to our industry.

 These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, changes in general economic and business conditions, actions of competitors, regulatory actions, changes in legislation, technology changes and the risks and other factors set forth in Item 1A. - Risk Factors.

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

PART I

ITEM 1.  BUSINESS

Stifel Financial Corp. ("Financial" or the "Company") is a Delaware corporation and a financial services holding company headquartered in St. Louis. The Company was organized in 1983. The Company's principal subsidiary is Stifel Nicolaus & Company, Incorporated ("Stifel Nicolaus"), a full service retail and institutional brokerage and investment banking firm. Stifel Nicolaus is the successor to a partnership founded in 1890. The Company's other subsidiaries include Century Securities Associates, Inc. ("CSA"), an independent contractor broker-dealer firm, Stifel Nicolaus Limited ("SN Ltd"), the Company's international subsidiary, and Stifel Bank & Trust, a retail and commercial bank. Unless the context requires otherwise, the term "Company" as used herein means Stifel Financial Corp. and its subsidiaries.

With our century-old operating history, we have built a diversified business serving private clients, investment banking clients and institutional investors. Our principal activities are:

?        Private client services, including securities transaction and financial planning services;

?        Institutional equity and fixed income sales, trading and research, and municipal finance;

?        Investment banking services, including mergers and acquisitions, public offerings and private placements; and

?        Retail and commercial banking, including personal and commercial lending programs.

                                                                                                               3                                            Stifel Financial Corp. and Subsidiaries

Our core philosophy is based upon a tradition of trust, understanding and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional and corporate clients quality, personalized service, with the theory that if we place clients' needs first, both our clients and our firm will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street.

We have grown our business both organically and through opportunistic acquisitions. Over the past two years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including our acquisition of the capital markets business of Legg Mason ("LM Capital Markets") from Citigroup in December 2005 and the following more recent acquisitions:

?    Miller Johnson Steichen Kinnard, Inc. ("MJSK") - On December 5, 2006, the Company closed on the acquisition of the private client business and certain assets and limited liabilities of MJSK, a privately held broker-dealer. Upon closing, 84 former employees of MJSK became employees of Stifel Nicolaus. The acquisition was completed to further grow the Company's private client business, particularly in the state of Minnesota.

?    Ryan Beck Holdings, Inc. ("Ryan Beck") and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. - On February 28, 2007, the Company closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc. Ryan Beck continued to operate as a free standing subsidiary of the Company until all of its existing branches were converted to Stifel Nicolaus. Ryan Beck was headquartered in Florham Park, New Jersey and, as of acquisition date, employed 929 employees, including 395 financial advisors, in 33 private client branch offices throughout the Mid-Atlantic Region.

?    First Service Financial Company ("First Service") and its wholly-owned subsidiary FirstService Bank - On April 2, 2007, the Company completed its acquisition of First Service, and its wholly-owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank, by means of the merger of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel, with AcquisitionCo surviving the merger. Upon consummation of the merger, Stifel became a bank holding company and a "financial holding company," subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank and Trust."

Business Segments

We operate in the following segments: Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and "Other". We added the Stifel Bank segment in connection with our April 2007 acquisition of First Service Financial Company, through which we conduct retail and commercial banking operations under the brand Stifel Bank & Trust. Financial information of our segments for each of the three years ended December 31, 2007, 2006, and 2005 is included in the consolidated financial statements and notes thereto, with the exception of our Stifel Bank segment, which includes financial information commencing from the date of acquisition of Stifel Bank & Trust on April 2, 2007 (see Note B of Notes to Consolidated Financial Statements). Financial information by geographic area is also included in Note T of Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Narrative description of business

As of December 31, 2007, the Company employed 2,834 individuals, including 966 financial advisors. In addition, 197 financial advisors were affiliated with CSA as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities related financial services to approximately 634,000 client accounts to customers throughout the United States and Europe. The Company's customers include individuals, corporations, municipalities, and institutions. Although the Company has customers throughout the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions. No single client accounts for a material percentage of any segment of the Company's business. We do not generally engage in proprietary trading. Our inventory, which we believe is of modest size and intended to turn-over quickly, exists to facilitate order flow and support of the investment strategies of our clients. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues and strong distribution network position us well to take advantage of current trends within the financial services sector.

                                                                                                               4                                            Stifel Financial Corp. and Subsidiaries

PRIVATE CLIENT GROUP

The Company provides securities transaction, brokerage and investment services to its clients through the consolidated Stifel Nicolaus branch system and through CSA, its wholly owned independent contractor subsidiary. The Company has made significant investments in personnel and technology to grow the private client group over the past ten years. At December 31, 2007, the Private Client Group, with a concentration in the Midwest and Mid-Atlantic regions and a growing presence in the Northeast, Southeast and Western United States, has a network of 1,163 financial advisors, consisting of 966 employees located in 148 branch offices in 27 states and 197 independent contractors.

Consolidated Stifel Nicolaus Branch System

Our financial advisors provide a broad range of investments and services, including financial planning services to our clients. We offer equity securities, taxable and tax-exempt fixed income securities, including municipal, corporate, and government agency securities, preferred stock and unit investment trusts. Stifel Nicolaus also offers a broad range of externally managed fee-based products. In addition, we offer insurance and annuity products and investment company shares through agreements with numerous third party distributors. We encourage our financial advisors to pursue the products and services they feel most comfortable recommending, rather than emphasizing proprietary products. Our private clients may choose from a traditional, commission-based structure or fee-based money management programs. In most cases, commissions are charged for sales of investment products to clients based on an established commission schedule. In certain cases, varying discounts may be given based on relevant client or trade factors determined by the financial advisor.

CSA Private Client

At December 31, 2007, CSA had affiliations with 197 independent contractors in 159 branch offices in 33 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

Customer Financing

Client securities transactions are effected on either a cash or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. The Company makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, the Financial Industry Regulatory Authority ("FINRA") margin requirements, and the Company's internal policies, which usually are more restrictive than Regulation T or FINRA requirements. In permitting customers to purchase securities on margin, the Company is subject to the risk of a market decline, which could reduce the value of its collateral below the amount of the customers' indebtedness.

EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes research, institutional sales and trading, investment banking and syndicate, and consists of 444 employees at December 31, 2007.

Research

Our research department consists of 141 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful and actionable research, aimed at improving investment performance.

                                                                                                               5                                            Stifel Financial Corp. and Subsidiaries

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter and makes a market in over 1,100 domestic securities. In our various sales and trading activities, we take a focused approach on servicing our clients as opposed to proprietary trading for our own account. Located in 10 cities in the U.S. as well as Geneva, London and Madrid, our equity sales and trading team, consisting of 149 professionals and support professionals and associates, services approximately 1,200 clients globally.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions, and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 146 professional and support associates, focuses on middle market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services and education.

Syndicate

Our syndicate department, which consists of 8 origination and execution professionals and support associates, coordinates marketing, distribution, pricing and stabilization of our managed equity and debt offerings.  In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

FIXED INCOME CAPITAL MARKETS

Our fixed income capital markets group includes 193 professionals and support associates at December 31, 2007 in institutional sales and trading and public finance, providing service to approximately 1,100 institutional clients.

Institutional Sales and Trading

The institutional sales and trading group consists of approximately 148 professionals and support associates and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades in both tax-exempt and taxable products, with diversification across municipal, corporate, government agency and mortgage-backed securities. Our fixed income inventory is maintained primarily to facilitate order flow and support  the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading.

Public Finance

Our public finance group acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and acts as manager or participant in offerings managed by other firms. The public finance group consists of 45 professionals and support associates.

STIFEL BANK

In April 2007, we completed the acquisition of First Service Financial Company, a St. Louis-based full service bank, which now operates as Stifel Bank & Trust and is reported in a new Stifel Bank segment. Since the closing of the bank acquisition, we have grown retail and commercial banking assets by 84% to $268.0 million. Through Stifel Bank & Trust, we offer retail and commercial banking services to private and corporate clients, including personal loan programs such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, automobile loans and securities-based loans as well as commercial lending programs such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe this acquisition will not only help us serve our private clients more effectively by offering them a broader range of services, but will also enable us to better utilize our private client cash balances.

                                                                                                               6                                            Stifel Financial Corp. and Subsidiaries

OTHER SEGMENT

The Company's Other segment includes revenues and expenses associated with the clearing of transactions by Stifel Nicolaus for another non-affiliated independent introducing broker dealer through an arrangement that ended in June 2007. The Company also includes unallocated interest expense, interest income from stock borrow activities, and interest income and gains and losses on investments held in the Other segment revenue. The Company includes in the Other segment the unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions; and general administration. At December 31, 2007, the Company employed 398 persons in this segment.

BUSINESS CONTINUITY

The Company has developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to its St. Louis, Missouri headquarters facility. All business critical functions can be supported without the St. Louis headquarters either through our redundant computer capacities in our Denver, Colorado; Jersey City, New Jersey; and Baltimore, Maryland locations, or from our branch locations directly to our third party securities processing vendor through its primary or redundant facilities. Systems have been designed so that the Company can route all mission critical processing activity either through Denver, Jersey City, or Baltimore to alternate locations which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our plans for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among middle market firms, which we believe provides us opportunities in our private client and capital markets businesses. We intend to pursue the following strategies:

?     Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 as of December 31, 1997 to 148 as of December 31, 2007 and our branch-based financial advisors from 262 to 966 over the same period. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest and the Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Over time, we plan to further expand our U.S. private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

?    Further expand our institutional equity business both domestically and internationally.  Our institutional equity business is built upon the premise that high quality fundamental research is not a commodity. The tremendous growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. Several years ago, we identified an opportunity to expand our research capabilities by taking advantage of market disruptions and the long term impact of the global settlement on Wall Street research. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 60 analysts covering 700 companies today. Our plan in 2008 and beyond is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

?    Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our capital markets strength, our middle market focus and our private client network, we intend to grow our investment banking business. Our unique position as a middle market focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

                                                                                                               7                                            Stifel Financial Corp. and Subsidiaries

?    Focus on asset generation within our Stifel Bank operations and offer retail and commercial banking services to our clients.  We believe the addition of Stifel Bank & Trust banking services will strengthen our existing client relationships and help us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.

?   Approach acquisition opportunities with discipline.  Over the course of our operating history, we have demonstrated our ability to identify, effect and integrate attractive acquisition opportunities. We believe the current environment and market dislocation will provide us with the ability to thoughtfully consider acquisitions on an opportunistic basis.

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

Management relies on the expertise acquired in its market area over its 117-year history, its personnel, and its equity capital to operate in the competitive environment.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SRO"), principally FINRA, the Municipal Securities Rulemaking Board, and securities exchanges. SROs adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

                                                                                                               8                                            Stifel Financial Corp. and Subsidiaries

As broker-dealers, Stifel Nicolaus and CSA are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC, which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than the greater of $250,000 or two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Management believes that the alternative method, which is utilized by most full-service securities firms, is more directly related to the level of customer business. Therefore, Stifel Nicolaus computes its net capital under the alternative method. CSA computes its net capital under the aggregate indebtedness method.

Under SEC rules, a broker-dealer may be prohibited from expanding its business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory agencies, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus had net capital of approximately $129.6 million at December 31, 2007, which was approximately 23.2% of aggregate debit balances and approximately $118.4 million in excess of required net capital. CSA had net capital of approximately $3.7 million at December 31, 2007, which was approximately $3.4 million in excess of the required net capital.

The Company's international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2007 SN Ltd's capital and reserves was $8.4 million which was $4.5 million in excess of the financial resources requirement under the rules of the FSA.

The Company, as a bank holding company, and Stifel Bank & Trust are subject to various regulatory capital requirements administered by state and federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Stifel Bank & Trust's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Stifel Bank & Trust must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Stifel Bank & Trust's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Stifel Bank & Trust to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) the implementation of an internal control structure and procedures for financial reporting; (3) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company and their assessment of the company's internal controls over financial reporting; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; (6) increased work by the company's independent auditors to audit management's assessment of internal controls over financial reporting; and (7) new and increased civil and criminal penalties for violations of the securities laws. Compliance with these aspects of the Sarbanes-Oxley Act, particularly the provisions related to management's assessment of internal controls, has increased our costs.

                                                                                                               9                                            Stifel Financial Corp. and Subsidiaries

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions or Offices with the Company and Stifel Nicolaus
Ronald J. Kruszewski	49	Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus
Scott B. McCuaig	58	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
James M. Zemlyak	48	Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Executive Vice President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
Richard J. Himelfarb	66	Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, and Director of Stifel Nicolaus
David M. Minnick	51	Senior Vice President and General Counsel of the Company and Stifel Nicolaus
Thomas P. Mulroy	46	Vice President and Director of the Company and Executive Vice President, Director of Equity Capital Markets, and Director of Stifel Nicolaus
Ben A. Plotkin	52	Director of the Company and Executive Vice President of Stifel Nicolaus
David D. Sliney	38	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus
Joseph A. Sullivan	50	Senior Vice President and Director of the Company and Executive Vice President, Director of Fixed Income Capital Markets, and Director of Stifel Nicolaus

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

                                                                                                              10                                           Stifel Financial Corp. and Subsidiaries

David M. Minnick has served as Senior Vice President and General Counsel of the Company and Stifel Nicolaus since October 2004. Prior thereto, Mr. Minnick served as Vice President and Counsel for A.G. Edwards & Sons, Inc. from August 2002 through October 2004, Senior Regional Attorney for NASD Regulation, Inc. from November 2000 through July 2002, as an attorney in private law practice from September 1998 through November 2000, and as General Counsel and Managing Director of Morgan Keegan & Company, Inc. from October 1990 through August 1998.

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

Ben A. Plotkin has been a Director of the Company since August 2007 and an Executive Vice President of Stifel Nicolaus since February 28, 2007. Mr. Plotkin also served as Chairman and Chief Executive Officer of Ryan Beck & Company, Inc., from 1997 until its acquisition by the Company in 2007. Mr. Plotkin was elected Executive Vice President of Ryan Beck in 1990. Mr. Plotkin became a Senior Vice President of Ryan Beck in 1989, and was appointed First Vice President of Ryan Beck in December of 1987. Mr. Plotkin joined Ryan Beck in May of 1987 as a Director and Vice President in the Investment Banking Division.

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

The Company's website is http://www.stifel.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements, current reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on the Company's website are the Company's Executive Committee charter, Audit/Finance Committee charter, Compensation Committee charter, and Nominating/Corporate Governance Committee charter. Copies of the Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics governing our directors, officers, and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "Investor Relations" and are available in print upon request of any stockholder to the Chief Financial Officer or may be requested on the Company's website. Within the time period required by the SEC and the NYSE, the Company will post on its website any modifications to any of the available documents. The Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102, telephone: (314) 342-2000.

                                                                                                              11                                           Stifel Financial Corp. and Subsidiaries

ITEM 1A. - RISK FACTORS

Our operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors are set forth below. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

Our results of operations could be materially affected by market fluctuations and economic downturn.

Our results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and elsewhere around the world.  Recently concerns over inflation, energy costs, geopolitical issues, global credit slowdown, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession.  In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode. In addition, in the event of extreme market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

In addition, our investment banking revenues, in the form of financial advisory and debt and equity underwriting fees, are directly related to the number and size of the transactions in which we participate and may be impacted by continued or further credit market dislocations or sustained market downturns. Sustained market downturns or continued or further credit market dislocations and liquidity issues would also likely lead to a decline in the volume of capital market transactions that we execute for our clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. Further, to the extent that potential acquirers are unable to obtain adequate credit and financing on favorable terms, they may be unable or unwilling to consider or complete acquisition transactions, and as a result our merger and acquisition advisory practice would suffer.

Our overall financial results continue to be highly correlated to the direction and activity levels of the U.S. equity and fixed income markets. Although we do not engage in any significant proprietary trading for our own account, inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements. We do not have any significant direct exposure to the sub-prime market crisis, but are subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms, and interest rate fluctuations. As a result of these write-downs of investments in sub-prime mortgages and in various complex securities by other financial services firms, stock prices for companies in this industry have decreased and shown substantial volatility, including for our own stock price since the end of our fiscal year.

It is difficult to predict how long the current economic conditions will continue, whether they will continue to deteriorate and which of our products and businesses will continue to be adversely affected. We may have impairment losses if events or changes in circumstances occur which may reduce the fair value of an asset below its carrying amount. As a result, these conditions could adversely affect our financial condition and results of operations. In addition, we may be subject to increased regulatory scrutiny and litigation due to these issues and events.

Further, because a significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, asset management and service fees and investment banking fees, severe market fluctuations, weak economic conditions, a decline in stock prices, trading volumes, or liquidity could significantly harm our profitability in the following ways:

  the volume of trades we would execute for our clients may decrease;
  the value of the invested assets we manage for our clients may decline;
  our customer margin balances may decrease;

                                                                                                              12                                           Stifel Financial Corp. and Subsidiaries

  the number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;
  the value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline;
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

Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. Also, we often permit our clients to purchase securities on margin or, in other words, to borrow a portion of the purchase price from us and collateralize the loan with a set percentage of the securities. During steep declines in securities prices, the value of the collateral securing margin purchases may drop below the amount of the purchaser's indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. In addition, particularly during market downturns, we may face additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

We may not be able to successfully retain our key personnel or attract, assimilate, or retain other highly qualified personnel in the future, and our failure to do so could materially and adversely affect our business, financial condition, and operating results.

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

We generally do not enter into written employment agreements with our employees, and employees can stop working with us at any time. Financial advisors typically take their clients with them when they leave us to work for a competitor. From time to time, in addition to financial advisors, we have lost equity research, investment banking, public finance, institutional sales and trading professionals, and in some cases, clients, to our competitors.

Competition for personnel within the financial services industry is intense. The cost of retaining skilled professionals in the financial services industry has escalated considerably, as competition for these professionals has intensified. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee's decision to leave us as well as a prospective employee's decision to join us. As competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the amortization costs incurred by us in connection with the upfront loans we offer to financial advisors.

                                                                                                              13                                           Stifel Financial Corp. and Subsidiaries

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

We may recruit financial advisors, make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may strain our resources.

Our growth strategies include the recruitment of financial advisors and future acquisitions or joint ventures with other businesses. Any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base has and will continue to strain our management and administrative resources. Costs or difficulties relating to such transactions, including integration of products, employees, technology systems, accounting systems and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. We cannot assure investors that we will be able to manage our future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition and operating results. After we announce or complete an acquisition or joint venture, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

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

We may not realize the expected benefits of our acquisitions of the Ryan Beck and LM Capital Markets businesses.

We may be unable to take advantage of the opportunities we expect to obtain in the acquisitions of Ryan Beck and LM Capital Markets, including the strengthening of our existing private client, equity capital markets, fixed income capital markets and investment banking businesses and the addition of senior personnel and managers from both firms. Additionally, Ryan Beck and the businesses we acquired from LM Capital Markets are also subject to many, if not all, of the same risks faced by our business described herein. Further, Ryan Beck was acquired in the first quarter of 2007, and the historical data relating to Ryan Beck is not indicative of the results of operations that would have been achieved had the acquisition of Ryan Beck been effected as of an earlier date, or that will be achieved in the future.

The success of our acquisitions depends on our ability to retain key personnel from Ryan Beck and LM Capital Markets. Our business is a service business that depends heavily on highly skilled personnel and the relationship they form with clients.

                                                                                                              14                                           Stifel Financial Corp. and Subsidiaries

Like our core business, Ryan Beck and the LM Capital Markets businesses are service businesses that rely heavily upon highly skilled and highly specialized employees. There is no assurance that all of such employees will remain with the Company for the long term. Furthermore, in connection with our acquisition of LM Capital Markets, we granted restricted stock units to a number of key employees of this business, which will become fully vested in December 2008. Financial advisors typically take their clients with them when they leave to work for a competitor of ours. If any of these key employees or other senior management personnel of Ryan Beck or LM Capital Markets determine that they do not wish to remain with the Company, it could have an adverse effect on the prospects for our combined business and results of operations.

We may not realize the expected benefits of our acquisition of First Service Financial Company.

We may be unable to take advantage of the opportunities we expect to obtain in the acquisition of First Service Financial Company and its wholly-owned subsidiary, First Service Bank. Our success as a bank holding company and a financial holding company will depend on our ability to comply with extensive regulations and maintain proper levels of capitalization, as required under the Federal Reserve Act. We rely exclusively on the financing activities of our subsidiaries to implement our growth strategies. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain outside financing on favorable terms, or at all.

We may not successfully integrate our future acquisitions into our existing business.

Since December 2005, we have completed four acquisitions: LM Capital Markets in 2005, the private client business of Miller Johnson Steichen and Kinnard in 2006, Ryan Beck in the first quarter of 2007, and First Service in the second quarter of 2007. Business combinations of this sort involve the integration of multiple companies that previously have operated independently, which is a complex, costly and time-consuming process.  The difficulties of combining the companies' operations include, among other things:

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

Because many of our competitors have greater resources and offer more services than we do, increased competition could have a material and adverse effect on our profitability. We compete directly with national full-service broker-dealers, investment banking firms, and commercial banks and, to a lesser extent, with discount brokers and dealers and investment advisors. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds and others. In addition, we face competition from new entrants into the market and increased use of alternative sales channels by other firms.

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

                                                                                                              15                                           Stifel Financial Corp. and Subsidiaries

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

 In recent years, our business has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend towards using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We are subject to an increased risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

                                                                                                              16                                           Stifel Financial Corp. and Subsidiaries

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

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

 We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements, which are important to attract and retain financial advisors.

We rely extensively on electronic data processing and communications systems. The brokerage and investment banking industry continues to undergo technological change, with periodic introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables firms to reduce costs. Our future success will depend, in part, upon our ability to successfully maintain and upgrade our systems and our ability to address the needs of our clients by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively upgrade our systems, implement new technology-driven products and services or be successful in marketing these products and services to our clients.

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

We have outsourced certain aspects of our technology infrastructure, including trade processing, data centers, disaster recovery systems, and wide area networks, as well as market data servers, which constantly broadcast news, quotes, analytics, and other important information to the desktop computers of our financial advisors. We contract with other vendors to produce, batch, and mail our confirmations and customer reports. We are dependent on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions with these providers will not occur.

We also face the risk of operational failure or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

                                                                                                              17                                           Stifel Financial Corp. and Subsidiaries

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

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

In the event existing internal and external financial resources do not satisfy our needs, we may have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, credit ratings, and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities took significant action against us, or if we discovered that one of our employees had engaged in serious unauthorized or illegal activity. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain outside financing on favorable terms, or at all.

 We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require broker-dealers to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. These rules affect Stifel Nicolaus and CSA. Failure to comply with the net capital rules could have material and adverse consequences, such as:

•         limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

•         restricting us from withdrawing capital from our subsidiaries, even where our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

                                                                                                              18                                           Stifel Financial Corp. and Subsidiaries

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the FSA in the United Kingdom which also sets minimum capital requirements.

As a registered broker-dealer, we are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which requires the maintenance of minimum net capital, as defined. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. CSA is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. The only restriction with regard to the payment of cash dividends by us is our ability to obtain cash through dividends and advances from our subsidiaries, if needed.

The Company, as a bank holding company, and Stifel Bank & Trust are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Stifel Bank & Trust. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Stifel Bank & Trust must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Stifel Bank & Trust's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Our underwriting and market making activities place our capital at risk.

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

Our business and the securities industry generally, is subject to extensive regulation at both the federal and state levels. In addition, SROs, such as FINRA, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping, and the conduct of principals and employees. The extensive regulatory framework applicable to broker-dealers, the purpose of which is to protect investors and the integrity of the securities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our security holders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules, or regulations of any SRO, state, or federal regulatory authority could result in a fine, injunction, suspension, or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules and regulations or the adoption of new statutes, rules and regulations (such as the Sarbanes-Oxley Act of 2002) could require us to alter our methods of operation at costs which could be substantial. In addition, our ability to comply with laws, rules, and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements. Moreover, our independent contractor subsidiaries, CSA and SN Ltd, give rise to a potentially higher risk of noncompliance because of the nature of the independent contractor relationships involved.

We may suffer losses if our reputation is harmed.

                                                                                                              19                                           Stifel Financial Corp. and Subsidiaries

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail to deal, or appear to fail to deal, with various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

Our stock price has been volatile and it may continue to be volatile in the future.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

  the success or failure of our acquisitions, our operating strategies and our perceived prospects, those of our acquired companies and those of the financial services industry in general;
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

Declines in the price of our common stock may adversely affect our ability to recruit and retain key employees, including our managing directors and other key professional employees and those who have joined us from companies we have acquired. In addition, we may not be able to access the capital markets or use our stock effectively in connection with future acquisitions.

Our current stockholders may experience dilution in their holdings if we issue additional shares of common stock as a result of the Ryan Beck acquisition, or future offerings or acquisitions where we use our stock.

In 2007, we obtained stockholder approval to issue additional shares of our common stock as payment of contingent "earn-out" payments in connection with our acquisition of Ryan Beck and to issue equity awards to retain individuals who were employees of Ryan Beck as of the date of our acquisition of that company. We have issued 671,815 stock units to purchase shares of our common stock under this plan. Although we may pay all or a part of any such earn-out payments in cash at our election, we may issue up to 1,000,000 additional shares of our common stock to pay any such amounts that may become due. In addition, we may consider using our equity in pursuing acquisition candidates on an opportunistic basis, which is part of our growth strategy. If we issue additional shares of common stock as a result of the approval described above in connection with the Ryan Beck acquisition, including an election to pay any earn-out consideration by using shares of our common stock in lieu of cash, or if we otherwise issue stock in connection with future acquisitions or as a result of a financing, investors ownership interest in our Company will be diluted.

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

                                                                                                              20                                           Stifel Financial Corp. and Subsidiaries

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to prospective acquirors and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company's headquarters, Stifel Nicolaus' headquarters and operations, and CSA's headquarters are located in approximately 100,000 square feet of leased office space in St. Louis. The Company leases 75,724 square feet located in Baltimore, for a significant portion of the LM Capital Markets business and other current operations of the Private Client Group and also leases 49,570 square feet of leased office space in Florham Park, New Jersey for Private Client Group and Equity Capital Markets operations. Stifel Bank & Trust owns a 3,125 square feet building in Crestwood, Missouri for its single branch office location and leases another 10,749 square feet in Creve Coeur, Missouri for its executive offices. The land that the bank branch office sits on is leased through a ground lease agreement which, with the exercise of an existing option, expires in January 2014.

The Company leases a total of 170 office locations for its Stifel Nicolaus broker-dealer business, of which the Private Client segment maintains 148 leased offices in 27 states, primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. The Equity Capital Markets and the Fixed Income Capital Markets segments occupy leased space in 22 locations, including the aforementioned Baltimore and Florham Park locations. SN Ltd, the Company's international subsidiary, leases one Equity Capital Markets branch office in London. The Company's management believes that, at the present time, the facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for 159 Private Client Group branch office locations of CSA, the Company's independent contractor firm, are the responsibility of the respective independent contractors. The Geneva and Madrid Equity Capital Markets branch offices are the responsibility of the respective consultancies associated with SN Ltd.

The Company also leases communication and other equipment. Aggregate annual rental expense, for office space and equipment, for the year ended December 31, 2007, was approximately $29.6 million. Further information about the lease obligations of the Company is provided in Note L of the Notes to Consolidated Financial Statements filed with and made a part hereof.

                                                                                                              21                                           Stifel Financial Corp. and Subsidiaries

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from its securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Consolidated Statements of Financial Condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. The Company has provided loss allowances for such matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts provided. For the twelve-month periods ended December 31, 2007, 2006, and 2005, the recording of legal losses did not have a material impact on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The high/low sales prices for Stifel Financial Corp. common stock, as reported on the NYSE Consolidated Transactions Reporting System, for each full quarterly period for the calendar years are as follows:

	Stock Price
	High	Low
Year 2007 By Quarter
First	$52.21	$37.15
Second	$61.90	$42.44
Third	$62.04	$48.77
Fourth	$63.48	$44.05
Year 2006 By Quarter
First	$44.15	$37.09
Second	$43.60	$32.45
Third	$35.83	$29.67
Fourth	$42.00	$31.26

Holders

The approximate number of stockholders of record on February 22, 2008, was 5,900.

                                                                                                              22                                           Stifel Financial Corp. and Subsidiaries

Dividends

The Company did not pay any cash dividends during fiscal years 2007 or 2006 and it does not anticipate paying cash dividends in the foreseeable future.

See restrictions related to the payment of dividends contained in "Note N -Net Capital Requirements" of the Notes to Consolidated Financial Statements and made part hereof.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is contained in "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and made part hereof.

 Stockholder Return Performance Graph

 The following graph compares the cumulative stockholder returns, including the reinvestment of dividends, of our common stock on an indexed basis with a Peer Group Index, and the Standard and Poor's 500 ("S&P 500") Index for the period beginning December 31, 2002 and ending December 31, 2007. The Peer Group Index consists of six companies, including us, that serve the same markets as us and which compete with us in one or more markets.

Assumes $100 invested on December 31, 2002 in Stifel Financial Corp. common stock, Peer Group and S&P 500 Index

Stifel Financial Corp. (44.5% CAGR*)
Peer Group (19.5% CAGR*)
S&P 500 Index (12.8% CAGR*)
Dollars
$700
$600
$500
$400
$300
$200
$100
$0
2002
2003
2004
2005
2006
2007

	2002	2003	2004	2005	2006	2007
Stifel Financial Corp.	$100	$175	$251	$450	$470	$630
Peer Group	100	138	161	179	246	243
S&P 500 Index	100	129	143	150	173	183

Peer Group Companies

Oppenheimer Holdings, Inc.(1)	SWS Group, Inc.
Sanders Morris Harris Group Inc.	Stifel Financial Corp.
Raymond James Financial, Inc.	Piper Jaffray Companies

(1) Formerly Fahnestock Viner Holdings, Inc.

* Compound Annual Growth Rate

                                                                                                              23                                           Stifel Financial Corp. and Subsidiaries

Issuer Purchases of Equity Securities

 The following table summarizes the Company's repurchase activity of its common stock during the fourth quarter ended December 31, 2007:

(Periods)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2007 - October 31, 2007	608	$ 57.91	- -	1,662,054
November 1, 2007 - November 30, 2007	26,761	$ 49.46	24,600	1,637,454
December 1, 2007 - December 31, 2007	10,842	$ 47.49	10,000	1,627,454

Total	38,211	$ 49.04	34,600

(1) The total number of shares purchased includes 3,611 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, of which 1,627,454 shares remain available to be purchased at December 31, 2007.

Private Placement

In January 2006, the Company entered into subscription agreements with key associates of the LM Capital Markets business acquired by the Company in December 2005 who were able to demonstrate to the Company's satisfaction that they were "accredited investors". Pursuant to the offering, the Company sold 1,052,220 shares of its Common Stock (the "New Shares"), for a price of $25.00 per share in a private placement, at a total offering price for the New Shares issued of $26.3 million in cash, with no underwriting discounts or commissions payable. The New Shares were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are "accredited investors" (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all the New Shares issued are subject to restriction on transfer. All net proceeds from the sale of the New Shares went to the Company. The proceeds were used to increase the Company's equity capital required to support the combined capital markets business following completion of the LM Capital Markets Transaction and for general corporate purposes, including future acquisitions.

                                                                                                              24                                           Stifel Financial Corp. and Subsidiaries

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(in thousands, except per share amounts)		Years Ended December 31,
		2007	2006	2005	2004	2003
REVENUES	Commissions	$ 315,514	$ 199,056	$ 107,976	$ 95,894	$ 82,232
	Principal transactions	139,248	86,365	44,110	46,163	47,417
	Investment banking	169,413	82,856	55,893	57,768	49,663
	Asset management and service fees	101,610	57,713	43,476	35,504	28,021
	Interest	59,071	35,804	18,022	13,101	12,285
	Other	8,234	9,594	533	2,759	2,002
	Total revenues	793,090	471,388	270,010	251,189	221,620
	Less: Interest expense	30,025	19,581	6,275	4,366	5,108
	Net revenues	763,065	451,807	263,735	246,823	216,512

NON-INTEREST EXPENSES	Employee compensation and benefits	543,021	329,703	174,765	157,314	140,973
	Occupancy and equipment rental	57,796	30,751	22,625	21,445	19,278
	Communications and office supplies	42,355	26,666	12,087	10,330	10,740
	Commissions and floor brokerage	9,921	6,388	4,134	3,658	3,263
	Other operating expenses	56,126	31,930	17,402	17,459	17,198
	Total non-interest expenses	709,219	425,438	231,013	210,206	191,452
	Income before income taxes	53,846	26,369	32,722	36,617	25,060
	Provision for income taxes	21,676	10,938	13,078	13,469	10,053
	Net income	$ 32,170	$ 15,431	$ 19,644	$ 23,148	$ 15,007

PER SHARE DATA	Basic earnings	$ 2.22	$ 1.34	$ 2.00	$ 2.39	$ 1.63
	Diluted earnings	$ 1.88	$ 1.11	$ 1.56	$ 1.88	$ 1.37

STATEMENT OF FINANCIAL CONDITION AND OTHER DATA	Total assets	$1,499,440	$1,084,774	$ 842,001	$382,314	$412,239
	Long-term obligations	$ 124,242	$ 98,379	$ 97,182	$ 61,767	$ 61,541
	Stockholders' equity	$ 424,637	$ 220,265	$ 155,093	$131,312	$100,045
	Net income as % average equity	8.85%	7.68%	14.16%	19.72%	17.09%
	Net income as % total revenues	4.06%	3.27%	7.28%	9.22%	6.77%
	Average common shares and share equivalents used in determining earnings per share:
	Basic	14,503	11,513	9,828	9,702	9,233
	Diluted	17,149	13,909	12,586	12,281	10,971

All share and earnings per share amounts reflect the four-for-three stock split distributed in September 2004.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof.

                                                                                                              25                                           Stifel Financial Corp. and Subsidiaries

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Economic Environment

Through its wholly-owned subsidiaries, principally Stifel Nicolaus, the Company is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, residential, consumer and commercial banking and related financial services throughout the United States and three European offices. Although the Company has offices across the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions. The Company's principal customers are individual investors, corporations, municipalities and institutions.

At December 31, 2007 after retreating from yearly highs reached earlier in the fourth quarter, the key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ closed approximately 6%, 4%, and 10% respectively, higher over their December 31, 2006 closing prices. While the U.S. and global equity markets have made gains, concerns over inflation, recession, energy costs, and geopolitical issues have become increasingly pressing. Specifically, the challenges presented by the global credit slowdown, the U.S. sub-prime mortgage market, a declining residential real estate market in the U.S., and the disruption in the auction-rate securities market contributed to increased volatility and diminished expectations for the economy and the markets going forward. Given such factors, the current year results may not be indicative of future results.

The Company's overall financial results continue to be highly correlated to the direction and activity levels of the U.S. equity and fixed income markets. Although the Company does not engage in any significant proprietary trading for its own account, inventory of securities held to facilitate customer trades and its market making activities are sensitive to market movements. The Company does not have any significant direct exposure to the sub-prime market crisis, but is subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms and interest rate fluctuations. As a result of these write-downs of investments in sub-prime mortgages by other financial services firms, stock prices for Companies in this industry have decreased, including Stifel Financial Corp. subsequent to year-end. The Company will continue to monitor its market capitalization and review for impairment losses if events or changes in circumstances occur that would more likely than not reduce the fair value of an asset below its carrying amount.

The U.S. Federal Reserve System's Federal Open Market Committee (the "FOMC") voted on September 18, 2007 to reduce the federal funds rate from 5.25% to 4.75% to "help forestall some of the adverse effects on the broader economy that might otherwise arise from the disruptions in financial markets and to promote moderate growth over time." This represented the first change in the federal funds rate since mid 2006. Subsequently, the FOMC lowered the federal funds rate two additional times during the year, ending with a federal funds rate of 4.25% at December 31, 2007. In contrast, during 2006, the FOMC raised the federal funds rate four times increasing the rate from 4.25% at December 31, 2005 to 5.25% at December 31, 2006. Long-term interest rates, as measured by the 10-year U.S. Daily Treasury Yield Curve, were 4.04% at December 31, 2007, down from 4.71% at December 31, 2006.

Acquisitions

On December 1, 2005, the Company closed on its acquisition of the Legg Mason Capital Markets ("LM Capital Markets") business from Citigroup Inc. The LM Capital Markets business includes the investment banking, equity and fixed income research, equity sales and trading, and taxable fixed income sales and trading departments of Legg Mason, Inc. and employed 429 professional and support staff in 22 offices who became employees of Stifel Nicolaus on December 1, 2005. The results of operations for the Company, equity capital markets and fixed income capital markets include the acquired LM Capital Markets business results of operations beginning on the date of acquisition.

                                                                                                              26                                           Stifel Financial Corp. and Subsidiaries

On December 5, 2006, the Company closed on the acquisition of the private client business and certain assets and liabilities of Miller Johnson Steichen Kinnard ("MJSK"), a privately held broker-dealer. Upon closing, 84 former employees of MJSK became employees of Stifel Nicolaus. The acquisition was completed to further grow the Company's private client business in the state of Minnesota. The results of operations for the Company and the Private Client Group segment include the acquired MJSK private client business from the date of acquisition.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Ryan Beck continued to operate as a free standing broker-dealer through the end of the third quarter, when the conversion of its existing branches to Stifel Nicolaus was completed. Ryan Beck was headquartered in Florham Park , New Jersey and, as of March 16, 2007, employed 929 employees, including 395 financial advisors, in 33 private client branch offices throughout the Mid-Atlantic Region. The results of operations for the Company, Private Client Group, Equity Capital Markets and Fixed Income Capital Markets include the acquired Ryan Beck business results of operations beginning on the date of acquisition.

On April 2, 2007, the Company completed its acquisition of First Service Financial Company ("First Service") and its wholly owned subsidiary FirstService Bank by means of the merger of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel, with AcquisitionCo surviving the merger. Upon consummation of the merger, Stifel became a bank holding company and a "financial holding company," subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust." The results of operations for the Company and the Stifel Bank segment include the acquired Stifel Bank & Trust business results of operations beginning on the date of acquisition.

Executive Summary

The Company's overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity markets and the increased activity from the successful integration of the LM Capital Markets business acquired on December 1, 2005, the Ryan Beck acquisition on February 28, 2007, the First Service acquisition on April 2, 2007, and the Company's continued expansion of the Private Client Group ("PCG"), including the MJSK purchase on December 5, 2006. The latter three acquisitions contributed the following amounts of net revenues for the year ended December 31, 2007: Ryan Beck -$180.8 million; First Service - $4.8 million; and MJSK - $15.6 million. Additionally, the MJSK and Ryan Beck acquisitions contributed net margin interest revenues of approximately $2.9 million and increased asset management and service fees of approximately $4.7 million. The Company incurred increased employee compensation and benefits costs due to increased staffing for the added volume of transactions related to Ryan Beck and the amortization of employee loans and restricted stock units issued in the establishment of the Ryan Beck retention program.

In addition, for the year ended December 31, 2007, the Company incurred pre-tax acquisition related expenses associated with the Ryan Beck acquisition consisting principally of: 1) $24.9 million of employee compensation and benefits costs principally for the amendment and acceleration of vesting of the Ryan Beck deferred compensation plan; and 2) $6.4 million in other operating expenses. See further discussion of these acquisition related charges in the Results of Operations for Other segment. The Company does not anticipate significant conversion or acquisition related charges in the future related to the Ryan Beck acquisition.

As a result of the reduction of the long-term interest rates noted in the Business and Economic Environment discussion above and widening of credit spreads, the Company incurred inventory losses in the late second quarter and early third quarter. As a result, the Company reduced its inventory in fixed income products.

                                                                                                              27                                           Stifel Financial Corp. and Subsidiaries

The Company is subject to increased pricing pressures, principally in the Equity Capital Markets segment as Institutional clients seek to decrease the cost of trade execution by unbundling payments for trade execution from payments for research products and services, both of which we provide. As a result of the Company's focus on providing trade executions and highly regarded research products and services on a bundled basis, to date, neither revenues from institutional clients nor profit margins on those revenues have decreased as a result of these pricing pressures. Furthermore, the Company does not anticipate future revenues or profit margins to decline as a result of the aforementioned pricing pressures.

Results of Operations for the Company

The following table presents major categories of revenue and expenses for the Company for the respective periods.

	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$454,762	60%	59%	$285,421	63%	88%	$152,086	58%
Investment banking	169,413	22	104	82,856	18	48	55,893	21
Asset management and service fees	101,610	13	76	57,713	13	33	43,476	16
Interest	59,071	8	65	35,804	8	99	18,022	7
Other	8,234	1	(14)	9,594	2	1,700	533	- -
Total revenues	793,090	104	68	471,388	104	75	270,010	102
Less: Interest expense	30,025	4	53	19,581	4	212	6,275	2
Net revenues	763,065	100	69	451,807	100	71	263,735	100
Non-Interest Expenses
Employee compensation and benefits	543,021	71	65	329,703	73	89	174,765	66
Occupancy and equipment rental	57,796	8	88	30,751	7	36	22,625	8
Communication and office supplies	42,355	6	59	26,666	6	121	12,087	5
Commissions and floor brokerage	9,921	1	55	6,388	1	55	4,134	2
Other operating expenses	56,126	7	76	31,930	7	83	17,402	7
Total non-interest expenses	709,219	93	67	425,438	94	84	231,013	88
Income before income taxes	53,846	7	104	26,369	6	(19)	32,722	12
Provision for income taxes	21,676	3	98	10,938	3	(16)	13,078	5
Net Income	$ 32,170	4%	108%	$ 15,431	3%	(21)%	$ 19,644	7%

The following table presents average balance data and operating interest income and expense data for the Company, as well as related interest yields for the years indicated:

	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
($'s in thousands)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus (1)	$ 332,196	$ 26,565	8.00%	$ 234,557	$ 19,090	8.14%	$ 221,453	$ 14,209	6.42%
Interest-earnings assets of Stifel Bank & Trust (2)	188,022	9,400	6.67%	- -	- -	- -	- -	- -	- -
Stock borrow	37,019	1,342	3.63%	66,747	2,324	3.48%	24,424	738	3.02%
Other		21,764			14,390			3,075
Total interest income		$ 59,071			$ 35,804			$ 18,022
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 156,778	$ 7,626	4.86%	$ 149,108	$ 7,735	5.19%	$ 13,125	$ 298	2.27%
Interest-bearing liabilities of Stifel Bank & Trust (1)	152,284	5,469	4.79%	- -	- -	- -	- -	- -	- -
Stock loan of Stifel Nicolaus	119,590	5,764	4.82%	114,876	5,697	4.96%	52,313	1,609	3.08%
Interest-bearing liabilities of Unconsolidated subsidiaries	99,679	6,849	6.87%	70,583	5,369	7.61%	48,468	3,980	8.21%
Other		4,317			780			388
Total interest expenses		30,025			19,581			6,275
Net interest income		$ 29,046			$ 16,223			$ 11,747

(1) Average margin balances increased as a result of the acquisition of Ryan Beck and the growth in the PCG segment.

(2) Stifel Bank & Trust was acquired on April 2, 2007. See further details of Stifel Bank & Trust interest-earning assets and liabilities in Results of Operations - Stifel Bank & Trust discussion.

                                                                                                              28                                           Stifel Financial Corp. and Subsidiaries

2007 As Compared To 2006 - Total Company

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions discussed above in Acquisitions and the increased number of PCG offices and PCG financial advisors.

The Company's net revenues (total revenues less interest expense) increased $311.3 million to a record $763.1 million in 2007, a 69% increase over the $451.8 million recorded in 2006 and represented the twelfth consecutive annual increase in net revenues.

Commissions and principal transactions increased 59% to $454.8 million in 2007 from $285.4 million in 2006, with revenue increases of 85%, 31%, and 27% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, resulting from improved markets for equity based products and the aforementioned growth.

Investment banking revenues increased 104% to $169.4 million in 2007 from $82.9 million in 2006. During the second quarter of 2007 the Company closed on a significant corporate finance investment banking transaction which contributed approximately $24.7 million in revenue. Capital raising revenue increased 116% to $95.1 million from $44.0 million in the prior year as a result of an increased number of completed transactions for both equity and fixed income underwriting. In addition, strategic advisory fees increased 91% to $74.3 million from $38.9 million in 2006.

Asset management and service fees increased 76% to $101.6 million from $57.7 million in the prior year resulting from a 68% increase in the number of Stifel Nicolaus managed accounts and an 81% increase in the value of assets in fee-based accounts attributable to the continued growth of the Private Client Group (See Assets in Fee-based Accounts in Results of Operations for Private Client Group).

Other revenues decreased 14% to $8.2 million in 2007 from $9.6 million in 2006 principally due to a $5.5 million net gain on investments recorded in 2006 on the Company's NYSE seat membership as a result of receiving shares of NYSE Group common stock in conjunction with the New York Stock Exchange merger with Archipelago Holdings, Inc. (See Note W of Notes to Consolidated Financial Statements). This decrease was partially offset by a $3.8 million gain before certain expenses and taxes on the extinguishment of $10.0 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in December 2007.

Interest revenue increased 65% to $59.1 million in 2007 from $35.8 million in 2006 as a result of interest revenue generated from the newly acquired Stifel Bank & Trust (Stifel Bank segment), increased revenue on fixed income inventory held for sale to clients, and increased revenue on customer margin accounts, partially offset by decreased revenue from stock borrow activities. Increases in revenue on customer margin accounts resulted from an increase in average margin borrowings. Interest expense increased 53% to $30.0 million in 2007 as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank & Trust, interest related to increased costs to carry higher levels of firm inventory, increased interest expense resulting from the debentures issued in the first and second quarter of 2007 (See Note J of Notes to Consolidated Financial Statements), and increased rates charged for bank borrowings and stock loans to finance customer borrowings.

Employee compensation and benefits increased 65% to $543.0 million in 2007 from $329.7 million in 2006. As a percentage of net revenue, employee compensation and benefits totaled 71% in 2007 compared to 73% in 2006. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $25.4 million (3% of net revenue) and $14.0 million (3% of net revenue) for the twelve months ended December 31, 2007 and December 31, 2006, respectively. The upfront notes are amortized over a five to ten year period.

                                                                                                              29                                           Stifel Financial Corp. and Subsidiaries

In addition, for the twelve months ended December 31, 2007, compensation and benefits includes: 1) compensation charges of approximately $24.2 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) $24.9 million in connection with the Ryan Beck acquisition, primarily related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans; and 3) compensation expense related to the amortization of employee loans and restricted stock units issued for the Ryan Beck retention program. The Ryan Beck deferred compensation plans were amended to reduce the service requirement for vesting in the plans. For the twelve months ended December 31, 2006 compensation and benefits includes $39.8 million consisting of 1) a compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of its common stock to key associates of the LM Capital Markets business; and 2) compensation charges of $30.0 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation.

Occupancy and equipment rental increased 88% to $57.8 million from $30.8 million in 2006. These costs were approximately 8% and 7% of net revenues in 2007 and 2006, respectively. Communications and office supplies, commissions and floor brokerage expenses, and other expenses all increased proportionately to net revenues, representing approximately 6%, 1%, and 7% of net revenues, respectively, for each period. The increased expenses are primarily due to the acquisitions and continued expansion of the Private Client Group. Included in 2007 other operating expenses is a $1.3 million charge for the write off of deferred issuance costs related to the 9% Trust Preferred Securities called on July 13, 2007.

The provision for income taxes was $21.7 million in 2007, representing an effective tax rate of 40.3% in 2007, compared to $10.9 million in 2006, representing an effective tax rate of 41.5% in 2006. The decrease in the effective tax rate is primarily attributable to lower amounts of non-deductible permanent items in relation to pre-tax net income.

Net income increased $16.7 million, or 108%, to $32.2 million in 2007 compared to $15.4 million in 2006. The 2007 results include approximately $25.1 million in pre-tax acquisition related charges resulting from the LM Capital Markets acquisition, primarily stock-based compensation discussed previously, and $31.7 million in connection with the Ryan Beck acquisition, principally consisting of $24.9 million of compensation and benefits expenses discussed previously, and approximately $6.4 million of other non-compensation charges. The 2006 results include approximately $41.4 million in pre-tax acquisition-related charges, resulting from the LM Capital Markets acquisition discussed previously. The 2007 results also include a $3.8 million gain before certain expenses and taxes on the extinguishment of $10.0 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in December 2007, while the 2006 results include a $5.5 million pre-tax gain resulting from the sale of NYSE Group shares and the subsequent market adjustment of remaining NYSE Group shares related to our NYSE seat.

2006 As Compared To 2005 - Total Company

Year to year changes can be principally attributed to the LM Capital Markets business acquired on December 1, 2005. As a result of the acquisition of the LM Capital Markets business, the Company added 429 employees and 22 offices on December 1, 2005. Except as noted in the following discussion of the year to year comparisons and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisition and increased number of PCG offices and increased number of PCG financial advisors.

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

                                                                                                              30                                           Stifel Financial Corp. and Subsidiaries

Investment banking revenues increased 48% to $82.9 million in 2006 from $55.9 million in 2005. Capital raising revenue increased 4% to $44.0 million from $42.3 million in the prior year. Strategic advisory fees increased 186% to $38.9 million from $13.6 million in 2005.

Asset management and service fees increased 33% to $57.7 million in 2006 from $43.5 million in 2005 as a result of a 35% increase in the number of managed accounts and a 42% increase in the value of assets in fee-based accounts (See Assets in Fee-based Accounts in Results of Operations for Private Client Group).

Net interest revenue increased 38% to $16.2 million in 2006 from $11.7 million in 2005 due primarily to increased revenue from stock borrow activities, increased interest charged on customer margin accounts and increased interest earned on fixed income inventory held for sale to customers. These interest revenue increases were partially offset by increased interest expenses associated with carrying higher levels of firm inventory, increased rates charged for bank borrowings and stock loans to finance customer borrowings, and increased interest expense resulting from the issuance in August 2005 of a $35.0 million debenture to Stifel Financial Capital Trust II with interest of 6.38% per annum.

Other revenues increased 1700% to $9.6 million in 2006 from $533,000 in 2005 principally as a result of an increase in net gains on investments primarily resulting from a net gain recorded on its NYSE seat membership in the amount of $5.5 million as a result of receiving shares of NYSE Group common stock in conjunction with the New York Stock Exchanges merger with Archipelago Holding, Inc.

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

                                                                                                              31                                           Stifel Financial Corp. and Subsidiaries

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

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The Stifel Bank segment includes the results of operations from the Company's wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions and general administration.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations for Private Client Group

The following table presents consolidated information for the Private Client Group segment for the respective periods.

	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
		% of Net Revenue	% Increase		% of Net Revenue	% Increase		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$281,350	65%	85%	$152,059	66%	14%	$133,428	68%
Investment banking	40,071	9	201	13,294	6	6	12,552	6
Asset management and service fees	101,128	23	75	57,657	25	33	43,446	22
Interest	31,241	7	54	20,281	9	42	14,267	7
Other	1,054	- -	47	716	- -	179	257	- -
Total revenues	454,844	104	86	244,007	106	20	203,950	103
Less: Interest expense	19,133	4	51	12,643	6	92	6,594	3
Net revenues	435,711	100	88	231,364	100	17	197,356	100
Non-Interest Expenses
Employee compensation and benefits	274,115	63	90	144,390	62	21	119,056	61
Occupancy and equipment rental	28,625	6	102	14,137	6	13	12,522	7
Communication and office supplies	15,781	4	97	8,014	4	23	6,495	3
Commissions and floor brokerage	4,747	1	2	4,643	2	79	2,596	1
Other operating expenses	17,090	4	72	9,962	4	17	8,530	4
Total non-interest expenses	340,358	78	88	181,146	78	21	149,199	76
Income before income taxes	$ 95,353	22%	90%	$ 50,218	22%	4%	$ 48,157	24%

                                                                                                              32                                           Stifel Financial Corp. and Subsidiaries

	December 31, 2007	December 31, 2006	December 31, 2005
Branch offices	148	111	92
Financial advisors	966	556	467
Independent contractors	197	179	177

Assets in Fee-based Accounts
Value	$ 6,668,882,000	$ 3,692,655,000	$ 2,597,276,000
Number of accounts	21,803	13,010	9,635

2007 Compared To 2006 - Private Client Group

The Private Client Group net revenues increased 88% to a record $435.7 million in 2007 compared to $231.4 million in 2006. Commissions and principal transactions increased primarily due to the increased number of branch locations and financial advisors and an increase in the average annual production per financial advisor. Average annual production per financial advisor for financial advisors employed greater than one year, excluding Ryan Beck financial advisors, increased from approximately $401,000 to approximately $444,000. Sales credits from Investment banking increased due to increased activity, principally corporate finance as a result of the increased number of completed transactions for equity underwritings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings. (See interest revenue and interest expense discussion in Results of Operations for the Company)

Non-interest expenses increased 88% to $340.4 million compared to $181.1 million in 2006. Employee compensation and benefits increased 90% principally as a result of increased variable compensation which increased in conjunction with increased production and increased fixed compensation as a result of the firms continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $22.6 million (5% of net revenues) and $11.7 million (5% of net revenues) in 2007 and 2006, respectively, principally in the form of upfront notes and accelerated payouts in connection with the Company's expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits increased to approximately 63% in 2007 compared to approximately 62% in 2006. Other non-employee compensation and benefits expenses increased proportionately with the increase in net revenues.

Income before income taxes for the Private Client Group increased 90% to $95.4 million in 2007 compared to $50.2 million in 2006 as a result of increased net revenues and the leverage in increased production.

2006 Compared To 2005 - Private Client Group

Private Client Group total revenues increased 20% to $244.0 million in 2006 compared to $204.0 million in 2005, principally due to increased commissions and principal transactions and increased asset management and service fees.

Commissions and principal transactions increased 14% to $152.0 in 2006 compared to $133.4 million in 2005, primarily due to the increased number branch offices and financial advisors.

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

                                                                                                              33                                           Stifel Financial Corp. and Subsidiaries

Interest revenue increased 42% to $20.3 million in 2006 from $14.3 million in 2005 as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased to $12.6 million from $6.6 million as a result of increased rates from banks to finance those customer borrowings.

Other revenue increased to $716,000 in 2006, a 179% increase over 2005 other revenue of $257,000, principally due to an increase in gains on investments held to hedge financial advisors' deferred compensation.

Employee compensation and benefits increased 21% to $144.4 million in 2006 from $119.1 million in 2005 as a result of increased variable compensation which increased in conjunction with increased revenue production, and increased fixed compensation which increased due to the firm's continued expansion of the Private Client Group. As a percentage of net revenues employee compensation and benefits increased to 62% from 61% in the prior year. Employee compensation and benefits includes transition pay, principally upfront notes and accelerated payouts, in connection with the Company's expansion efforts, of $11.7 million (5% of revenues) and $9.3 million (5 % of revenues) from 2006 and 2005, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental increased 13% to $14.1 million from $12.5 million in 2005 due to an increase in the number of branch offices.

Communication and office supplies increased 23% to $8.0 million due to the increased number of financial advisors and increased number of branch offices.

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

                                                                                                              34                                           Stifel Financial Corp. and Subsidiaries

Results of Operations for Equity Capital Markets

The following table presents consolidated information for the Equity Capital Markets Group ("ECM Group") segment for the respective periods.

	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
		% of Net Revenue	% Increase		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$120,204	50%	31%	$ 91,547	61%	591%	$13,252	31%
Investment banking	116,926	49	104	57,233	38	90	30,120	69
Other	1,577	1	8	1,462	1	226	448	1
Total revenues	238,707	100	59	150,242	100	243	43,820	101
Less: Interest expense	643	- -	215	204	- -	(50)	405	1
Net revenues	238,064	100	59	150,038	100	246	43,415	100
Non-Interest Expenses
Employee compensation and benefits	143,718	60	64	87,840	59	297	22,113	51
Occupancy and equipment rental	7,431	3	59	4,686	3	258	1,308	3
Communication and office supplies	15,739	7	32	11,888	8	375	2,501	6
Commissions and floor brokerage	3,023	1	83	1,655	1	21	1,369	3
Other operating expenses	15,495	7	29	12,010	8	381	2,498	6
Total non-interest expenses	185,406	78	57	118,079	79	296	29,789	69
Income before income taxes	$ 52,658	22%	65%	$ 31,959	21%	135%	$13,626	31%

2007 Compared to 2006 - Equity Capital Markets

ECM Group recorded record net revenues of $238.1 million in 2007, an increase of 59% compared to the $150.0 million in 2006, principally due to increased commissions and principal transactions which increased 31% to $120.2 million and increased investment banking revenue which increased 104% to $116.9 million. Investment banking revenue increased principally due to financial advisory fees of $71.5 million, a 93% increase compared to 2006, and equity financing revenue of $45.4 million, up 126% compared to 2006. During the second quarter of 2007 the Company closed on a significant corporate finance investment banking transaction which contributed approximately $24.7 million in revenue.

Non-interest expenses increased 57% to $185.4 million in 2007 compared to $118.1 million in 2006 principally due to a 64% increase in employee compensation and benefits to $143.7 million compared to $87.8 million in 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased revenue. As a percentage of net revenues, employee compensation and benefits was approximately 60% and 59% in 2007 and 2006, respectively. Increases in all non-compensation expense categories can be attributed to the increased revenue and the acquisition of Ryan Beck.

Income before income taxes increased 65% to $52.7 million in 2007 compared to $32.0 million in 2006 as a result of the 59% increase in net revenues and the leverage in increased production.

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

                                                                                                              35                                           Stifel Financial Corp. and Subsidiaries

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

Results of Operations for Fixed Income Capital Markets

The following table presents consolidated information for the Fixed Income Capital Markets Group ("FICM Group") segment for the respective periods.

	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue	% Increase/ (Decrease)		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Revenues
Commissions and principal transactions	$53,164	82%	27%	$41,816	78%	365%	$ 8,992	49%
Investment banking	12,647	19	3	12,330	23	28	9,600	53
Interest	19,954	31	4	19,231	36	1,258	1,416	8
Other	12	- -	200	4	- -	(84)	25	- -
Total Revenues	85,777	132	17	73,381	137	266	20,033	110
Less: Interest expense	20,910	32	6	19,811	37	955	1,878	10
Net revenues	64,867	100	21	53,570	100	195	18,155	100
Non-Interest Expenses
Employee compensation and benefits	44,427	69	34	33,163	62	187	11,565	63
Occupancy and equipment rental	3,373	5	46	2,304	4	157	897	5
Communication and office supplies	4,140	6	20	3,461	7	231	1,045	6
Commissions and floor brokerage	216	- -	137	91	- -	(46)	169	1
Other operating expenses	4,520	7	15	3,931	7	86	2,118	12
Total non-interest expenses	56,676	87	32	42,950	80	172	15,794	87
Income before income taxes	$ 8,191	13%	(23)%	$10,620	20%	350%	$ 2,361	13%

2007 Compared To 2006 - Fixed Income Capital Markets

FICM Group net revenues for 2007 increased 21% to a record $64.9 million compared to 2006 net revenues of $53.6 million, principally due to an increase in commissions and principal transactions. For the year, investment banking revenues were essentially flat; however for the fourth quarter of 2007, investment banking revenues decreased approximately $3.6 million compared to the year-ago quarter primarily due to the decrease in interest rates that began in the third quarter and the resultant weaker bond market.

Interest revenue increased approximately $723,000 principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients for the year. Interest expense increased $1.1 million as a result of increased interest expense incurred to carry that inventory. As noted previously, the Company reduced its inventory in fixed income products during the third quarter of 2007 due to trading losses associated with the reduction in long-term interest rates and widening of credit spreads.

                                                                                                              36                                           Stifel Financial Corp. and Subsidiaries

Non-interest expenses increased $13.7 million or 32% to $56.7 million primarily due to a 34% increase in employee compensation and benefits which increased as a result of increased transition pay for institutional fixed income salesman, increased variable compensation resulting from increased productivity, and increased fixed compensation associated with an increase in number of offices and personnel. Employee compensation and benefits as a percentage of net revenue increased to 69% in 2007 from 62% in 2006 primarily due to increased transition pay and fixed compensation as a result of office expansion. Occupancy and equipment rental, communications and office supplies, and other operating expenses increased principally due to office expansion.

Income before income taxes decreased 23% to $8.2 million from $10.6 million in 2006 principally as a result of increased non-interest expenses due to office expansions.

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

Occupancy and equipment rental and communication and office supplies increased 157% and 231%, respectively, as compared to the prior year due to the LM Capital Markets acquisition.

Income before income taxes increased 350% to $10.6 million in 2006 compared to $2.4 million in 2005 as a result of the 195% increase in net revenues and the leverage in increased production.

                                                                                                              37                                           Stifel Financial Corp. and Subsidiaries

Results of Operations for Stifel Bank

The following table presents consolidated information for the Stifel Bank segment, a new business segment resulting from the Company's acquisition of First Service Financial Corp. (renamed Stifel Bank & Trust). Prior period comparative data is not presented, as the results of operations related to Stifel Bank & Trust, acquired on April 2, 2007, are only included in the Company's Consolidated Statements of Operations beginning prospectively from the date of acquisition.

	Period
	April 2 - December 31, 2007
		% of Net Revenue
(in thousands)	Amount
Revenues
Interest	$ 9,449	197%
Other	797	16
Total Revenues	10,246	213
Less: Interest expense	5,446	113
Net revenues	4,800	100
Non-Interest Expenses
Employee compensation and benefits	1,613	34
Occupancy and equipment rental	408	8
Communication and office supplies	134	3
Provision for loan losses	558	11
Other operating expenses	1,097	23
Total non-interest expenses	3,810	79
Income before income taxes	$ 990	21%

Interest revenue of $9.4 million was generated from weighted average interest bearing assets of $188.0 million at a weighted average rate of 6.67%. Interest bearing assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense, consisting primarily of interest on Federal Home Loan Bank ("FHLB") advances. The weighted average balance during the year was $152.3 million at a weighted average interest rate of 4.79%.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental primarily related to Stifel Bank & Trust's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses.

The following table presents average balance data and operating interest income and expense data for Stifel Bank & Trust for the respective period:

                                                                                                              38                                           Stifel Financial Corp. and Subsidiaries

	Period
	April 2 - December 31, 2007
	Average Balance	Interest Income/Expense	Average Interest Rate
(in thousands)
Interest earning assets:
Federal funds sold	$ 24,717	$ 944	5.10%
U.S. Government agencies	21,490	897	5.57
State and political subdivisions-taxable	5,238	231	5.88
State and political subdivisions-non taxable (1)	1,527	38	3.32
Mortgage backed securities	19,473	902	6.18
Corporate bonds	664	36	7.18
Asset backed securities	9,465	517	7.28
Loans (2)	104,945	5,816	7.39
FHLB and other capital stock	503	19	5.05
	$ 188,022	$ 9,400	6.67%
Interest-bearing liabilities:
Deposits:
Money market and NOW	$ 94,538	$ 3,330	4.23%
Savings	495	9	2.42
Time deposits	53,490	1,982	4.94
FHLB advances	3,642	145	5.32
Federal funds and repurchase agreements	119	3	3.33
	$ 152,284	$ 5,469	4.79%
Net interest margin			2.51%

(1) Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

Bank Holding Company

On March 14, 2007, the Federal Reserve Bank of St. Louis approved the Company's application to become a bank holding company. As such, the Company is required to meet capital requirements as defined. The calculation of the Company's actual capital amounts and ratios as of December 31, 2007 are presented in the following table:

Stifel Financial Corp.

Federal Reserve Capital Amounts

($'s in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 378,721	51.4%	$ 58,985	8.0%	$ 73,732	10.0%
Tier 1 capital to risk-weighted assets	$ 377,036	51.1%	$ 29,493	4.0%	$ 44,239	6.0%
Tier 1 capital to adjusted average total assets	$ 377,036	27.4%	$ 55,000	4.0%	$ 68,750	5.0%

Stifel Bank & Trust

Federal Reserve Capital Amounts

($'s in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 40,420	21.3%	$ 15,208	8.0%	$ 19,010	10.0%
Tier 1 capital to risk-weighted assets	$ 38,735	20.4%	$ 7,604	4.0%	$ 11,406	6.0%
Tier 1 capital to adjusted average total assets	$ 38,735	17.5%	$ 8,860	4.0%	$ 11,075	5.0%

                                                                                                              39                                           Stifel Financial Corp. and Subsidiaries

The information required by Securities Act Guide 3 - Statistical Disclosure by Bank Holding Companies is presented below:

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates

Stifel Bank & Trust

	Period
	April 2 - December 31, 2007
	Average Balance	Interest Income/Expense	Average Interest Rate
($'s in thousands)
Interest earning assets:
Federal funds sold	$ 24,717	$ 944	5.10%
U.S. Government agencies	21,490	897	5.56
State and political subdivisions- taxable	5,238	231	5.88
State and political subdivisions- non taxable (1)	1,527	38	3.32
Mortgage backed securities	19,473	902	6.18
Corporate bonds	664	36	7.18
Asset backed securities	9,465	517	7.28
Loans (2)	104,945	5,816	7.39
FHLB and other capital stock	503	19	5.05
	$ 188,022	$ 9,400	6.67%
Interest-bearing liabilities:
Deposits:
Money market and NOW	$ 94,538	$ 3,330	4.23%
Savings	495	9	2.42
Time deposits	53,490	1,982	4.94
FHLB advances	3,642	145	5.32
Federal funds and repurchase agreements	119	3	3.33
	$ 152,284	$ 5,469	4.79%
Net interest margin			2.51%

(1) Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

See Stifel Financial Corp. average balance, operating income and operating expense, and average yield/cost data in the table presented under "Results of Operations -Total Company.

 II. Investment Portfolio

 The following table provides a summary of the amortized cost and fair values of available-for-sale securities for Stifel Bank & Trust at December 31, 2007 (in 000's):

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	- -	15,126
Mortgage-backed securities- agency collateralized	13,465	- -	(10)	13,455
Mortgage-backed securities- non-agency collateralized	14,444	232	- -	14,676
Corporate bonds	2,993	- -	(23)	2,970
Asset-backed securities	19,699	- -	(1,581)	18,118
Total available-for-sale securities	$ 88,207	$ 515	$ (1,615)	$ 87,107

                                                                                                              40                                           Stifel Financial Corp. and Subsidiaries

The maturities and related weighted-average yields of securities available-for-sale at Stifel Bank & Trust at December 31, 2007 are as follows:

($'s in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
U.S. Government agencies	$ 2,092	$ 1,017	$ 17,143	$ 2,510	$ 22,762
State and political subdivisions	- -	188	1,338	13,600	15,126
Mortgage-backed securities- agency collateralized	- -	- -	- -	14,676	14,676
Mortgage-backed securities- non-agency collateralized	- -	- -	- -	13,455	13,455
Corporate bonds	- -	2,970	- -	- -	2,970
Asset-backed securities	- -	6,639	2,642	8,837	18,118
Total	$ 2,092	$ 10,814	$21,123	$ 53,078	$ 87,107
Weighted-average yield	4.40%	7.13%	5.55%	6.07%	6.04%

Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

III. Loan Portfolio

The following table provides a summary of Stifel Bank & Trust's loan portfolio at December 31, 2007 (in 000's):

Commercial real estate	$ 39,184
Construction and land	24,447
Commercial	31,526
Residential real estate	27,628
Consumer	3,474
Other	2,094
Total bank loans	128,353
Less: allowance for loan losses	(1,685)
Total bank loans, net	$ 126,668

The maturities of the Stifel Bank & Trust loan portfolio at December 31, 2007 are as follows:

(in thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Bank loans	$ 60,492	$ 65,599	$ 2,262	$ 128,353

The sensitivity of loans with maturities in excess of one year at December 31, 2007 is as follows:

(in thousands)	1-5 Years	Over 5 Years	Total
Loans with pre-determined interest rates	$ 62,576	$ 178	$ 62,754
Loans with floating or adjustable interest rates	$ 3,023	$2,084	$ 5,107

                                                                                                              41                                           Stifel Financial Corp. and Subsidiaries

Included in the loan portfolio at December 31, 2007 are impaired loans totaling approximately $657,000 for which there are specific loss allowances of $328,000. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2007. Approximately $990,000 of the purchase price related to Stifel Bank & Trust was deposited into an escrow account pending satisfaction of certain contingencies, including impaired and non-accrual loans (See Note B of Notes to Consolidated Financial Statements). The gross interest income related to impaired and non-accruing loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year were immaterial to the consolidated financial statements. There were no troubled debt restructurings during the year ended December 31, 2007. Stifel Bank & Trust did not recognize any gains or losses associated with mortgages sold during the year.

The Company regularly reviews the loan portfolio and has established an allowance for loan losses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

                                                                                                              42                                           Stifel Financial Corp. and Subsidiaries

IV. Summary of Loan Loss Experience

Changes in the allowance for loan losses for the period April 2, 2007 to December 31, 2007 at Stifel Bank & Trust are as follows (in 000's):

Allowance for loan losses, beginning of period	$ - -
Acquisition of Stifel Bank & Trust	1,127
Provision for loan loss charged to operations	558
Charge-offs	(2)
Recoveries	2
Allowances for loan losses, end of period	$ 1,685

At December 31, 2007, a breakdown of the allowance for loan losses is as follows:

($'s in thousands)	Amount	Percentage of loans to total loans
Commercial	$ 1,028	74%
Residential real estate	100	22%
Consumer	8	4%
Unallocated	549	n/a
	$ 1,685	100%

A summary of credit losses on banking loans is as follows ($'s in 000's):

Average loan balance	$ 104,945
Allowance for loan losses as a percentage of year end loans	1.31%
Percentage of allowance for loan losses related to non-performing loans	256%
Non-performing loans as a percentage of average loan balance	0.63%

See discussion of the allowance for loan loss in Item III Loan Portfolio above.

V. Deposits

The average balances of deposits at Stifel Bank & Trust and the associated weighted-average interest rates are as follows:

	Period
	April 2 - December 31, 2007

($'s in thousands)	Average Balance	Average Interest Rate
Deposits:
Non-interest bearing demand deposits	$ 9,442	n/a
Money market and NOW	94,538	4.23%
Savings	495	2.42
Time deposits	53,490	4.94

                                                                                                              43                                           Stifel Financial Corp. and Subsidiaries

The following table presents the deposits greater than $100,000 by maturity:

($'s in thousands)	Amount
0-3 months	$ 4,757
3-6 months	4,169
6-12 months	7,076
Over 12 months	3,419
$ 19,421

VI. Return on Equity and Assets

The information is presented for Stifel Financial Corp. for December 31, 2007 only, as the Federal Reserve Bank of St. Louis approved the Company's application to become a bank holding company on March 14, 2007 in conjunction with the Company's acquisition of First Service (now Stifel Bank & Trust).

Return on assets	2.49%
Return on equity	8.85%
Dividend payout ratio	n/a
Equity to assets ratio	28.12%

VI. Short-Term Borrowings

The Company's broker-dealer short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the Consolidated Statements of Financial Condition. Available ongoing credit arrangements with banks totaled $755.0 million at December 31, 2007, of which $627.2 million was unused. There are no compensating balance requirements under these arrangements. At December 31, 2007, short-term borrowings from banks were $127.9 million at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151.7 million. The average short-term bank borrowing was $156.8 million in 2007 at weighted average daily interest rates of 4.86%. At December 31, 2007, Stifel Nicolaus had a stock loan balance of $138.5 million at weighted average daily interest rates of 4.12%. The average outstanding securities lending arrangements utilized in financing activities were $119.6 million in 2007 at weighted average daily effective interest rates of 4.82%. Customer owned securities were utilized in these arrangements.

Stifel Bank & Trust has net borrowing capacity with the FHLB of $26.7 million at December 31, 2007 and an $85.1 million federal funds agreement for the purpose of purchasing short term funds should additional liquidity be needed. Stifel Bank & Trust did not have any borrowings outstanding at December 31, 2007. For the period April 2 to December 31, 2007, Stifel Bank & Trust had average FHLB advances of $3.6 million at a weighted average rate of 5.32% and average federal funds outstanding of $119,000 at a weighted average rate of 3.33%.

                                                                                                              44                                           Stifel Financial Corp. and Subsidiaries

Results of Operations for Other Segment

The following table presents consolidated information for the Other segment for the respective periods.

	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
		% of Net Revenue	% Increase		% of Net Revenue	% Increase		% of Net Revenue
(in thousands)	Amount			Amount			Amount
Net revenues	$ 19,623	100%	17%	$ 16,835	100%	250%	$ 4,809	100%
Non-Interest Expenses
Employee compensation and benefits	79,148	404	23	64,310	382	192	22,031	458
Other operating expenses	43,821	223	131	18,953	113	33	14,200	295
Total non-interest expenses	122,969	627	48	83,263	495	130	36,231	753
Loss before income taxes	$(103,346)	(527)%	56%	$(66,428)	(395)%	111%	$(31,422)	(653)%

2007 Compared to 2006 - Other Segment

Net revenues increased 17% to $19.6 million in 2007 compared to $16.8 million in 2006, principally as a result of an increase in net interest of 57%, or $5.0 million, to $13.8 million, partially offset by a decrease in gains on investments of $3.1 million. In 2007 we recorded a gain of approximately $3.8 million on the extinguishment of $10.0 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in December 2007. Included in gains on investments in 2006 is a gain of $5.5 million on our NYSE membership seat. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities less internal allocations for use of capital.

Employee compensation and benefits increased $14.8 million, or 23%, to $79.1 million in 2007 compared to $64.3 million in 2006, principally due to increased acquisition related expenses and increased support personnel to support the growth. Included in 2007 are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of 1) $24.9 million in connection with the Ryan Beck acquisition, primarily arising from the amendment of the Ryan Beck deferred compensation plans; and 2) compensation charges of approximately $24.2 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. For the year ended December 31, 2006 compensation and benefits includes $39.8 million consisting of 1) compensation charges of $30.0 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) a compensation charge of approximately $9.8 million for the difference between the $25.00 per share offering price and the grant date fair value of $34.27 per share for the private placement of its common stock to key associates of the LM Capital Markets business. Other increases are attributed to a 22% increase in unallocated support personnel to support the growth in the business.

Other operating expenses increased $24.9 million, or 131%, to $43.8 million in 2007 compared to $19.0 million in 2006 due principally to acquisition related charges of $6.4 million related to Ryan Beck as well as increases in travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm, payments to Ryan Beck's clearing agent for trade processing, as well as the expense in the current year associated with the warrants issued in the acquisition of Ryan Beck. For the period February 28, 2007 to June 22, 2007, the Company recorded a charge of $455,000 in other operating expenses for the change in fair value of the warrant. See Note A - Common Stock Warrants in the Notes to Consolidated Financial Statements for additional information regarding the warrants.

                                                                                                              45                                           Stifel Financial Corp. and Subsidiaries

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

Analysis of Financial Condition

Total assets of $1.5 billion at December 31, 2007 were up approximately 38% over December 31, 2006, primarily due to acquisitions. Stifel Bank & Trust total assets at December 31, 2007 were approximately $268.0 million consisting principally of loans of $126.7 million, available for sale securities of $87.1 million, cash, due from banks, and federal funds sold of $8.3 million. The balance of brokerage customer's excess cash on deposit at Stifel Bank & Trust at December 31, 2007 was $118.2 million. Receivables from brokers and dealers and receivables from customers increased to $179.5 million and $495.3 million or 34% and 81%, respectively due to an increase in the number of brokerage branch offices and financial advisors, a large portion attributable to the Ryan Beck acquisition, partially offset by a decrease in securities purchased under agreement to resell and securities owned. The broker-dealer assets and liabilities fluctuate with market conditions and the Company's business levels.

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

The Company's bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank & Trust's current liquidity needs are generally met through deposits from bank clients and equity capital. The Company monitors the liquidity of Stifel Bank & Trust daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth. Stifel Bank & Trust has net borrowing capacity with the FHLB of $26.7 million at December 31, 2007 and an $85.1 million federal funds agreement for the purpose of purchasing short term funds should additional liquidity be needed. Stifel Bank & Trust receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts which are deposited into a money market account. These balances totaled $118.2 million at December 31, 2007.

                                                                                                              46                                           Stifel Financial Corp. and Subsidiaries

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the Consolidated Statements of Financial Condition. Available ongoing credit arrangements with banks totaled $755.0 million at December 31, 2007, of which $627.2 million was unused. There are no compensating balance requirements under these arrangements. At December 31, 2007, short-term borrowings from banks were $127.8 million at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151.7 million. At December 31, 2006, short-term borrowings from banks were $195.6 million at an average rate of 5.63%, which were collateralized by customer-owned securities of $250.4 million. The average bank borrowing was $156.8 million, $148.7 million, and $5.6 million in 2007, 2006, and 2005, respectively, at weighted average daily interest rates of 4.86%, 5.36%, and 3.09%, respectively. At December 31, 2007 and 2006, Stifel Nicolaus had a stock loan balance of $138.5 million and $86.0 million, respectively, at weighted average daily interest rates of 4.12% and 5.01%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $119.6 million, $114.9 million, and $52.2 million in 2007, 2006, and 2005, respectively, at weighted average daily effective interest rates of 4.82%, 4.85%, and 2.39%, respectively. Customer owned securities were utilized in these arrangements.

The Company operates in a highly regulated environment and is subject to net capital requirements which may limit distributions to the Company from the Company's subsidiaries. As broker-dealers, the Company's subsidiaries, Stifel Nicolaus and CSA are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, while the Company's international subsidiary, SN Ltd is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the subsidiaries failure to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse consequence to the Company by limiting the Company's operations that require intensive use of capital, such as underwriting or trading activities, or limit the Company's ability to implement its business and growth strategies, pay interest on and repay the principal of its debt, and/or repurchase its shares. The Company's non broker-dealer subsidiary, Stifel Bank & Trust is also subject to various regulatory capital requirements administered by the federal banking agencies. In June 2007, the Company contributed $20.0 million in the form of a capital contribution to Stifel Bank & Trust to maintain Stifel Bank & Trusts leveraged and risk based capital levels consistent with that of "well capitalized" by regulatory definition. The Company is committed to maintaining these capital levels of Stifel Bank & Trust and may be required to contribute additional capital in the future until such time as growth in deposits and earnings thereof, primarily from deposits of affiliated broker-dealers of the Company, are sufficient to support operations and augment capital. At December 31, 2007, Stifel Nicolaus had net capital of $129.6 million, which was 23.2% of its aggregate debit items, and $118.4 million in excess of the minimum required net capital, CSA had net capital of $3.7 million, which was $3.4 million in excess of minimum required net capital. At December 31, 2007, SN Ltd had capital and reserves of $8.4 million, which was $4.5 million in excess of the financial resources requirement under the rules of the FSA. At December 31, 2007, Stifel Bank & Trust was considered well capitalized under the regulatory framework for prompt corrective action. See Note N - Net Capital Requirements to the Consolidated Financial Statements contained in this report.

During the fiscal year ended December 31, 2007, the Company's cash and cash equivalents increased by $27.0 million, primarily due to increased cash generated by operating activities and financing activities, partially offset by increased investing activities associated with acquisitions and the growth of the business. The Company generated positive cash flow from operations of $72.8 million, principally due to a decrease in trading inventory and an increase in operating payables, offset by an increase in operating receivables and loans and advances to financial advisors and other employees. Investing activities used $150.7 million, primarily for the purchase of Stifel Bank & Trust and the resulting increased net bank customer loan activity and purchases of available-for-sale securities related to the growth of the bank and purchases of office equipment and leasehold improvements. During 2007, the Company purchased $25.6 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities during 2007 generated $104.9 million primarily from an increase in bank deposits due to the growth of the bank, proceeds from the issuance of debentures to Stifel Financial Capital Trust III and IV, proceeds from securities loaned, net, offset by the calling of Stifel Financial Capital Trust I, and the repayment of short-term borrowings, net.

In connection with the acquisition of the LM Capital Markets business from Citigroup Inc. in December 2005, the Company agreed to make up to an additional $30 million in earn-out payments to Citigroup based on the performance of the combined capital markets business of the Company, subject to certain adjustments, for calendar years 2006, 2007 and 2008. Such earn-out payments are accounted for as additional purchase price and accordingly recorded as additional goodwill. For calendar years 2006 and 2007, the Company recorded earn-out liabilities of approximately $360,000 and $9.9 million, respectively.

                                                                                                              47                                           Stifel Financial Corp. and Subsidiaries

On February 28, 2007, the Company closed on the acquisition of Ryan Beck from BankAtlantic Bancorp, Inc. Under the terms of the agreement, the Company paid initial consideration of $2.7 million in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of $105.2 million. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. A contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. The Company obtained shareholder approval on June 22, 2007 for the issuance of the warrants and the issuance of up to 1,000,000 additional shares of Company common stock for the payment of potential contingent earn-out consideration. The Company recorded a contingent payout of $665,000 for the investment banking earn-out at December 31, 2007.

In addition to the transaction consideration described above, the Company paid $24.4 million in cash during the second quarter related to employee loans established as part of the retention program for certain associates of Ryan Beck.

On March 30, 2007, the Company completed its private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III ("Trust III"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on June 6, 2037, but may be redeemed by the Company and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holder of the trust preferred securities. Distributions are payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Consolidated Statements of Financial Condition. The proceeds were utilized to acquire First Services Financial Company ("First Service").

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

                                                                                                              48                                           Stifel Financial Corp. and Subsidiaries

On June 28, 2007, the Company completed its private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV ("Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on September 6, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holder of the trust preferred securities. Distributions are payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's Consolidated Statements of Financial Condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV were used to call on July 13, 2007 the Company's $34.5 million, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

On November 28, 2007, the Company purchased $10.0 million par value of the 6.78% Cumulative Trust Preferred Securities issued by Stifel Financial Capital IV on June 28, 2007 in an open market transaction for $6.25 million. As a result of this repurchase, the Company extinguished $10.0 million of its debenture to Stifel Financial Capital Trust IV in the fourth quarter and recorded an approximate $3.8 million gain before certain expenses and taxes.

The Company paid $45.1 million, which includes the $24.4 million for the Ryan Beck retention program, $11.2 million, and $12.0 million for the issuance of upfront notes to financial advisors for transition pay for the years ended December 31, 2007, 2006, and 2005, respectively. The Company amortizes these notes over a five- to ten-year period. Compensation expense related to the amortization of these notes was $16.6 million, $7.8 million, and $7.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company repurchased 88,608, 367,304, and 332,030 shares for the years ending December 31, 2007, 2006, and 2005, respectively, using existing board authorizations, at average prices of $49.04, $32.26, and $20.94 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing board authorizations, the Company is permitted to buy an additional 1,627,454 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 158,267 shares in 2006. The Company reissued 79,355, 529,887, and 924,974 shares for the years ending December 31, 2007, 2006, and 2005, respectively, for employee benefit plans. In 2007 and 2006, the Company issued 3,521,180 and 1,729,125 new shares, respectively, for employee benefit plans. The Company also issued 2,467,600 new shares under the terms of the acquisition agreement of Ryan Beck.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2007, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies and estimates are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

                                                                                                              49                                           Stifel Financial Corp. and Subsidiaries

Legal loss allowances

The Company records loss allowances related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that the ultimate resolution of certain of these claims will result in losses to the Company. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, accrues what they consider appropriate to provide loss allowances for certain claims, which is included in the Consolidated Statements of Financial Condition under the caption "Accounts payable and accrued expenses."

Allowance for Doubtful Receivables from Former Employees

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at December 31, 2007 and 2006 was $2.5 million and $1.0 million, respectively, with associated loss allowances of $737,000 and $687,000, respectively.

 Allowance for Loan Losses

The Company regularly reviews the bank loan portfolio of Stifel Bank & Trust and has established an allowance for loan losses in accordance with SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

                                                                                                              50                                           Stifel Financial Corp. and Subsidiaries

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

Valuation of Securities and Investments

Securities for which there is no market or dealer price available are held for investment by the parent and certain subsidiaries and included under the caption "Investments". These investments of $8.1 million and $8.5 million at December 31, 2007 and 2006, respectively, consist primarily of investments in private equity partnerships, start up companies and other venture capital investments, and are carried at fair value based upon management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term and the differences could be material.

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

 On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No.48 ("FIN 48") Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company's Consolidated Financial Statements. See Note S of Notes to Consolidated Financial Statements for a further discussion on income taxes.

                                                                                                              51                                           Stifel Financial Corp. and Subsidiaries

 Goodwill and Intangible Assets

 The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by SFAS No. 141, Business Combinations. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2007 the Company had goodwill of $91.9 million and intangible assets of $18.7 million.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

                                                                                                              52                                           Stifel Financial Corp. and Subsidiaries

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 on January 1, 2008 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements. The Company did not elect to designate the fair value option for any of its financial instruments and certain other items allowed by this pronouncement, but may do so in the future.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN 39-1"). FIN 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB"), No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not, and is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS No. 141R will have on the Company's Consolidated Financial Statements.

                                                                                                              53                                           Stifel Financial Corp. and Subsidiaries

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the Company's Consolidated Financial Statements.

Dilution

 As of December 31, 2007, there were 1,018,057 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $9.64, and 3,984,580 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years, and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 1,045,245 shares are currently vested and 2,939,335 are unvested. Assuming vesting requirements are met, the Company anticipates that 1,183,030 shares under these awards will be distributed in 2008, 623,991 will be distributed in 2009, 666,856 will be distributed in 2010, and the balance of 1,510,703 will be distributed thereafter. As described below, an employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of such shares at that time, and the Company is entitled to a corresponding tax deduction in the year of such issuance. Unless an employee elects to satisfy such withholding in another manner, such as by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by such person and held by such person for at least six months, the Company may satisfy tax withholding obligations on income associated with such grants by reducing the number of shares otherwise deliverable in connection with such awards, such reduction to be calculated based on a current market price of the Company's common stock. Based on current tax law, the Company anticipates that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy such withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Off-balance Sheet Arrangements

See Note Q of Notes to Consolidated Financial Statements for off-balance sheet arrangements.

Contractual Obligations

The following table sets forth the Company's contractual obligations to make future payments as of December 31, 2007.

(In thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Debenture to Stifel Financial Capital Trust II (1)	35,000	--	--	35,000	--	--	--
Interest on debenture (1)	61,966	2,233	2,233	2,233	2,233	2,233	50,801
Debenture to Stifel Financial Capital Trust III (2)	35,000	--	--	--	--	35,000	--
Interest on debenture (2)	69,513	2,377	2,376	2,377	2,376	2,377	57,630
Debenture to Stifel Financial Capital Trust IV (3)	25,000	--	--	--	--	25,000	--
Interest on debenture (3)	49,993	1,695	1,695	1,695	1,695	1,695	41,518
Stifel CAPCO L.L.C. non-interest bearing notes (4)	24,598	--	4,600	10,600	9,398	--	--
Liabilities subordinated to general creditors	5,079	914	1,300	1,391	1,474	--	--
Operating leases	133,338	25,289	23,108	19,036	15,394	11,294	39,217
Communication and quote minimum commitments	17,821	8,382	4,974	1,851	1,646	968	--
Certificates of deposit	46,745	38,986	2,571	2,928	628	1,632	--
Commitments to extend credit-Stifel Bank & Trust(5)	24,017	24,017	--	--	--	--	--
Uncertain tax positions(6)
Total	$528,070	$103,893	$42,857	$77,111	$34,844	$80,199	$189,166

(1)     Debenture to Stifel Financial Capital Trust II is callable at par no earlier than September 30, 2010, but no later than September 30, 2035. The interest is payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. Thereafter interest rate assumes no increase.

                                                                                                              54                                           Stifel Financial Corp. and Subsidiaries

(2)     Debenture to Stifel Financial Capital Trust III is callable at par no earlier than June 6, 2012, but no later than June 6, 2037. The interest is payable, in arrears, at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter interest rate assumes no increase.

(3)     Debenture to Stifel Financial Capital Trust IV is callable at par no earlier than September 6, 2012, but no later than September 6, 2037. The interest is payable, in arrears, at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter interest rate assumes no increase.

(4)     The Company invested in zero coupon U.S. Government securities in the amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. At December 31, 2007, these securities had a carrying value of $21,772 and are included under the caption "Investments" on the Consolidated Statement of Financial Condition.

(5)     Commitments may expire without being funded and as such do not represent estimates of future cash flow.

(6)     The contractual obligations table excludes the Company's FIN 48 liabilities of $2,869 because the Company can not make a reliable estimate of the timing of cash payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in its business activities are: market (interest rates and equity prices), credit, operational, and regulatory and legal.

Market Risk

The potential for changes in the value of financial instruments owned by the Company resulting from changes in interest rates and equity prices is referred to as "market risk." Market risk is inherent to financial instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk-sensitive financial instruments.

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

                                                                                                              55                                           Stifel Financial Corp. and Subsidiaries

(in thousands)	December 31, 2007		December 31, 2006
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at Fair Value	Owned		Owned
U.S. Government obligations	$ 53,086	$ 15,582	$ 152,182	$ 190,963
State and municipal bonds	52,257	68	54,811	16
Corporate obligations	14,150	11,856	115,159	10,831
Corporate stocks	17,565	9,107	8,867	1,566
	$ 137,058	$ 36,343	$ 331,019	$ 203,376

The Company is also exposed to market risk based on its other investing activities. These investments consist of investments in private equity partnerships, start up companies, venture capital investments and zero coupon U.S. Government Securities and are included under the caption "Investments" on the Consolidated Statement of Financial Condition.

 Interest Rate Risk

The Company is exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on its interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, bank borrowings, and resale agreements), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to the Company, with the rates generally fluctuating in parallel.

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

Additionally, the Company monitors, on a daily basis, the Value-at-Risk ("VaR") in its institutional Fixed Income Capital Markets trading portfolios using daily market data for the previous twelve months and reports VaR at a 95% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusual volatile markets. Further, the model involves a number of assumptions and inputs. While management believes that the assumptions and inputs it uses in its risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for the Company's institutional Fixed Income Capital Markets trading portfolios during the twelve months ended December 31, 2007 and the daily VaR at December 31, 2007 and 2006:

	Twelve Months Ended December 31, 2007			VaR calculation at
($'s in thousands)	High	Low	Daily Average	December 31, 2007	December 31, 2006
Daily VaR	$ 1,130	$ 90	$ 413	$ 865	$ 410
Related portfolio value	$ 126,439	$ 41,300	$ 74,882	$ 86,084	$ 103,147
VaR as a percent of portfolio value	0.89%	0.22%	0.55%	1.00%	0.40%

Stifel Bank & Trust's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public.

                                                                                                              56                                           Stifel Financial Corp. and Subsidiaries

The Company's primary emphasis in interest rate risk management for Stifel Bank & Trust is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. Stifel Bank & Trust has established limits for acceptable interest rate risk and acceptable portfolio value risk. To verify that Stifel Bank & Trust is within the limits established for interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared. To verify that Stifel Bank & Trust is within the prescribed limits, it utilizes a third party vendor to analyze the available data. These analyses are conducted on a quarterly basis for the Stifel Bank & Trust's Board of Directors.

The following table illustrates the estimated change in net interest margin at December 31, 2007 based on shifts in interest rates of positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	(11.11)%
+100	(5.41)%
0	0%
-100	5.70%
-200	11.24%

The following GAP Analysis table indicates Stifel Bank & Trust's interest rate sensitivity position at December 31, 2007 (in thousands):

	Repricing Opportunities
(in thousands)	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest Earning Assets:
Loans	$ 51,983	$ 16,145	$ 58,944	$ 1,281
Securities and FHLB stock	45,999	1,595	1,205	38,308
Fed funds sold	6,300	- -	- -	- -
Total Interest Earning Assets	104,282	17,740	60,149	39,589
Interest Bearing Liabilities:
Transaction accounts and savings	136,476	- -	- -	- -
Certificates of deposit	22,621	16,365	7,759	- -
Borrowings	38	- -	- -	- -
Total Interest Bearing Liabilities	$ 159,135	$ 16,365	$ 7,759	$ - -
GAP	$ (54,853)	$ 1,375	$ 52,390	$ 39,589
Cumulative GAP	$ (54,853)	$ (53,478)	$ (1,088)	$ 38,501

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

                                                                                                              57                                           Stifel Financial Corp. and Subsidiaries

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

The Company has accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2007, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $718.7 million, and the fair value of the collateral that had been sold or repledged was $262.8 million.

Stifel Bank & Trust extends credit to individual and commercial borrowers through a variety of loan products, including residential and commercial mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Stifel Bank & Trust's loan policy includes criteria to adequately underwrite, document, monitor, and manage credit risk. Underwriting requires reviewing and documenting the fundamental characteristics of credit including character, capacity, capital, conditions, and collateral. Benchmark capital and coverage ratios are utilized which include liquidity, debt service coverage, credit, working capital, and capital to asset ratios. Lending limits are established to include individual, collective, committee, and board authority. Monitoring credit risk is accomplished through defined loan review procedures including frequency and scope.

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives the Company right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of counterparties and borrowers and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding. At December 31, 2007, the Company did not have any material concentrations in its securities, investments, loans, or receivables portfolios in that it does not hold large positions or is committed to hold large positions in certain types of securities, securities of a single issuer, issuers located in a particular country or geographical area, or issuers engaged in a particular industry.

                                                                                                              58                                           Stifel Financial Corp. and Subsidiaries

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of Private Client Group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's legal reserves policy under "Critical Accounting Policies and Estimates"; see also "Legal Proceedings." In addition, the Company is subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which it conducts business. The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

                                                                                                              59                                           Stifel Financial Corp. and Subsidiaries

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corporation
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 28, 2008

                                                                                                              60                                           Stifel Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	(dollars in thousands)	December 31, 2007	December 31, 2006
Assets	Cash and cash equivalents	$ 47,963	$ 20,982
	Cash segregated under federal and other regulations	19	18
	Securities purchased under agreements to resell	13,245	156,145
	Receivable from brokers and dealers:
	Securities failed to deliver	18,342	36,232
	Deposits paid for securities borrowed	45,144	35,646
	Clearing organizations	115,964	62,342
	Receivable from brokerage customers, net of allowance for doubtful receivables of $290 and $307, respectively	495,289	274,269

	Securities:
	Trading securities owned, at fair value	- -	80,587
	Trading securities owned and pledged, at fair value	137,058	250,432
	Available-for-sale securities, at fair value	87,107	- -
	Bank loans, net of allowance for loan losses of $1,685	126,668	- -
	Bank foreclosed assets held for sale, net of estimated cost to sell	757	- -
	Investments	72,482	49,465
	Memberships in exchanges	168	168
	Office equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $41,127 and $30,713, respectively	40,661	14,353

	Goodwill	91,886	15,861
	Intangible assets, net of accumulated amortization of $5,209 and $1,608, respectively	18,715	5,842
	Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $737 and $687, respectively	70,407	24,517

	Deferred tax asset	36,632	8,988
	Other assets	80,933	48,927
	TOTAL ASSETS	$1,499,440	$1,084,774

See Notes to Consolidated Financial Statements.

                                                                                                              61                                           Stifel Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition (continued)

	(in thousands, except share amounts)	December 31, 2007	December 31, 2006
Liabilities and Stockholders' Equity	Liabilities:
	Short-term borrowings from banks	$127,850	$195,600
	Drafts payable	51,482	34,900
	Payable to brokers and dealers:
	Securities failed to receive	12,588	12,973
	Deposits received from securities loaned	138,475	86,018
	Clearing organizations	11,436	10,778
	Payable to customers	159,740	128,676
	Bank deposits	192,481	- -
	Trading securities sold, but not yet purchased, at fair value	36,613	203,376
	Accrued employee compensation	147,161	61,862
	Accounts payable and accrued expenses	72,735	31,947
	Debenture to Stifel Financial Capital Trust I	- -	34,500
	Debenture to Stifel Financial Capital Trust II	35,000	35,000
	Debenture to Stifel Financial Capital Trust III	35,000	- -
	Debenture to Stifel Financial Capital Trust IV	25,000	- -
	Other	24,598	24,598
		1,070,159	860,228
	Liabilities subordinated to claims of general creditors	4,644	4,281

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 15,546,584 and 12,025,404 shares, respectively	2,332	1,804

	Additional paid-in capital	299,258	125,165
	Retained earnings	125,303	94,651
	Accumulated other comprehensive loss	(660)	- -
		426,233	221,620
	Less:
	Treasury stock, at cost, 9,253 and 0 shares, respectively	450	- -
	Unearned employee stock ownership plan shares, at cost, 119,305 and 140,995 shares, respectively	1,146	1,355

		424,637	220,265

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,499,440	$1,084,774

See Notes to Consolidated Financial Statements.

                                                                                                              62                                           Stifel Financial Corp. and Subsidiaries

Consolidated Statements of Operations

		Years Ended December 31,
(in thousands, except per share amounts)		2007	2006	2005
Revenues	Commissions	$ 315,514	$ 199,056	$ 107,976
	Principal transactions	139,248	86,365	44,110
	Investment banking	169,413	82,856	55,893
	Asset management and service fees	101,610	57,713	43,476
	Interest	59,071	35,804	18,022
	Other	8,234	9,594	533
	Total revenues	793,090	471,388	270,010
	Less: Interest expense	30,025	19,581	6,275
	Net revenues	763,065	451,807	263,735
Non-interest Expenses	Employee compensation and benefits	543,021	329,703	174,765
	Occupancy and equipment rental	57,796	30,751	22,625
	Communications and office supplies	42,355	26,666	12,087
	Commissions and floor brokerage	9,921	6,388	4,134
	Other operating expenses	56,126	31,930	17,402
	Total non-interest expenses	709,219	425,438	231,013
	Income before income taxes	53,846	26,369	32,722
	Provision for income taxes	21,676	10,938	13,078
	Net income	$ 32,170	$ 15,431	$ 19,644
Earnings Per Common Share and Share Equivalents
	Net income per share:
	Basic earnings per share	$ 2.22	$ 1.34	$ 2.00
	Diluted earnings per share	$ 1.88	$ 1.11	$ 1.56
	Average common shares and share equivalents used in determining earnings per share:
	Basic shares outstanding	14,503	11,513	9,828
	Diluted shares outstanding	17,149	13,909	12,586

See Notes to Consolidated Financial Statements.

                                                                                                              63                                           Stifel Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net income	$ 32,170	$ 15,431	$ 19,644

Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of income taxes of $(440), $0, and $0, respectively	(660)	- -	- -
Less: reclassification for losses included in net income	- -	- -	- -
Other comprehensive loss	(660)	- -	- -
Comprehensive income	$ 31,510	$ 15,431	$ 19,644

See Notes to Consolidated Financial Statements.

                                                                                                              64                                           Stifel Financial Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity

					Accumula-ted Other Compreh-ensive Loss	Treasury Stock and Unearned Employee Stock Ownership Plan
			Additional Paid-In Capital
	Common Stock			Retained Earnings
(in thousands, except share amounts)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2004	10,234,200	$1,152	$64,419	$73,525	$ --	(526,573)	$(7,784)	$131,312
Purchase of treasury shares	--	--	--	--	--	(587,088)	(14,103)	(14,103)
Employee stock ownership plan	--	--	344	--	--	21,688	208	552
Employee benefit plans	36,958	5	2,246	(9,616)	--	682,667	14,378	7,013
Stock options exercised	25,121	4	(15)	(3,274)	--	242,306	5,729	2,444
Units amortization	--	--	8,231	--	--	--	--	8,231
Net income for the year	--	--	--	19,644	--	--	--	19,644
Balance at December 31, 2005	10,296,279	1,161	75,225	80,279	--	(166,999)	(1,572)	155,093
Purchase of treasury shares	--	--	--	--	--	(525,571)	(17,096)	(17,096)
Employee stock ownership plan	--	--	590	--	--	21,688	208	798
Employee benefit plans (a)	563,182	468	(31,915)	(239)	--	463,650	15,543	(16,143)
Stock options exercised	113,723	17	1,361	(820)	--	66,237	1,562	2,120
Units amortization	--	--	32,583	--	--	--	--	32,583
Private Placement	1,052,220	158	35,899	--	--	--	--	36,057
Excess tax benefit	--	--	11,422	--	--	--	--	11,422
Net income for the year	--	--	--	15,431	--	--	--	15,431
Balance at December 31, 2006	12,025,404	1,804	125,165	94,651	--	(140,995)	(1,355)	220,265
Cumulative effect to prior year retained earnings related to the adoption of FIN 48	--	--	--	83	--	--	--	83
Net unrealized loss on available for sale securities	--	--	--	--	(660)	--	--	(660)
Ryan Beck-issue shares	2,467,600	370	102,159	--	--	--	--	102,529
Ryan Beck-accelerate deferred compensation	--	--	16,673	--	--	--	--	16,673
Purchase of treasury shares	--	--	--	--	--	(84,353)	(4,165)	(4,165)
Employee stock ownership plan	--	--	882	--	--	21,690	208	1,090
Employee benefit plans (a)	774,449	116	(13,858)	(79)	--	9,986	450	(13,371)
Stock options exercised	271,131	41	1,216	(1,507)	--	64,250	3,220	2,970
Issue warrants	--	--	16,895	--	--	--	--	16,895
Warrant exercise	--	--	(15)	(15)	--	864	46	16
Units amortization	--	--	38,101	--	--	--	--	38,101
Private Placement	8,000	1	199	--	--	--	--	200
Excess tax benefit	--	--	11,841	--	--	--	--	11,841
Net income for the year	--	--	--	32,170	--	--	--	32,170
Balance at December 31, 2007	15,546,584	$2,332	$299,258	$125,303	$(660)	(128,558)	$ (1,596)	$424,637

(a) Represents the issuance of stock for employee benefit plans, net of tax withholdings.

See Notes to Consolidated Financial Statements.

                                                                                                              65                                           Stifel Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

		Years Ended December 31,
	(in thousands)	2007	2006	2005
Cash Flows From Operating Activities	Net income	$ 32,170	$ 15,431	$ 19,644
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Depreciation and amortization	15,663	7,257	5,436
	Loans and advances amortization	16,578	7,806	7,476
	Provision for loan losses	1,275	- -	- -
	Deferred taxes and other	(22,070)	642	(1,615)
	Excess tax benefit associated with stock based awards	(11,841)	(11,422)	- -
	Warrant valuation adjustment	455	- -	- -
	Compensation related to the private placement	- -	9,751	- -
	Gain on extinguishment of debt	(3,750)	- -	- -
	Stock based compensation	56,381	33,932	8,785
	(Gains) losses on investments	(1,225)	(8,696)	1,151
	Loss on sale of bank foreclosed assets	46	- -	- -

	Decrease (increase) in assets:
	Operating receivables	(266,248)	(59,132)	(109,631)
	Cash segregated under federal and other regulations	97	(12)	- -
	Securities purchased under agreements to resell	142,900	(90,546)	(65,599)
	Loans originated as available-for-sale	(20,279)	- -	- -
	Available for loans sold	17,173	- -	- -
	Securities owned, including those pledged	285,546	(90,294)	(212,705)
	Loans and advancements to financial advisors and other employees	(45,072)	(11,218)	(11,976)
	Other assets	15,822	32,985	(6,313)

	Increase (decrease) in liabilities:
	Operating payables	36,175	63,261	12,764
	Securities sold, but not yet purchased	(226,627)	56,462	134,596
	Drafts payable, accounts payable and accrued expenses, and accrued employee compensation	49,585	(10,885)	12,389
	Net Cash Provided by (Used in) Operating Activities	$72,754	$(54,678)	$(205,598)

See Notes to Consolidated Financial Statements.

                                                                                                              66                                           Stifel Financial Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		Years Ended December 31,
	(in thousands)	2007	2006	2005
Cash Flows From Investing Activities	Proceeds from sale or maturity of investments	64,065	74,444	14,649
	Proceeds from sale of property	1,131	- -	- -
	Proceeds from bank customer loan repayments	40,947	- -	- -
	Proceeds from sale of bank foreclosed assets	691	- -	- -
	Excess of cash acquired over cash disbursed in Ryan Beck acquisition	3,545	- -	- -
	Payments for:
	Bank customer loan originations	(68,050)	- -	- -
	Purchase of First Service, net of cash acquired	(33,219)	- -	- -
	Purchase of MJSK	(110)	(8,220)	- -
	Purchase of LM Capital Markets business, net of cash acquired	- -	(1,023)	(21,299)
	Purchase of available-for-sale securities	(70,541)	- -	- -
	Purchase of bank foreclosed assets held for sale	(123)	- -	- -
	Purchase of office equipment and leasehold improvements	(25,607)	(7,572)	(4,797)
	Purchase of investments	(63,441)	(68,620)	(15,388)
	Net Cash Used in Investing Activities	(150,712)	(10,991)	(26,835)
Cash Flows From Financing Activities	Increase in bank deposits, net	97,215	- -	- -
	Net proceeds (payments) for short-term borrowings from banks	(67,750)	54,600	141,000
	Securities loaned, net	47,619	(1,902)	61,014
	Reissuance of treasury stock	628	576	1,371
	Issuance of stock	1,856	995	209
	Issuance of debentures to Stifel Financial Capital Trust II	--	- -	35,000
	Issuance of debentures to Stifel Financial Capital Trust III	35,000	- -	- -
	Issuance of debentures to Stifel Financial Capital Trust IV	35,000	- -	- -
	Excess tax benefits associated with stock-based awards	11,841	11,422	- -
	Proceeds from private placement	200	26,306	- -
	Payments for:
	Advances from the Federal Home Loan Bank	(11,035)	- -	-
	Purchases of stock for treasury	(4,165)	(17,096)	(14,103)
	Calling of Stifel Financial Capital Trust I	(34,500)	- -	- -
	Extinguishment of debt	(6,250)	- -	- -
	Principal payments under capital lease obligation	--	- -	(41)
	Reduction of subordinated debt	(720)	(779)	(633)
	Net Cash Provided by Financing Activities	104,939	74,122	223,817
	Increase (decrease) in cash and cash equivalents	26,981	8,453	(8,616)
	Cash and cash equivalents - beginning of year	20,982	12,529	21,145
	Cash and cash equivalents - end of year	$ 47,963	$ 20,982	$ 12,529
Supplemental disclosures of cash flow information:
Interest payments	$ 29,316	$ 18,729	$ 5,657
Income tax payments	$ 21,031	$ 2,544	$ 15,770
Schedule of Noncash Investing and Financing Activities:
Units, net of forfeitures	$ 73,267	$ 88,091	$ 8,482
Employee stock ownership shares	$ 208	$ 208	$ 208
Liabilities subordinated to claims of general creditors	$ 1,474	$ - -	$ 1,391
Stock and warrants issued for Ryan Beck acquisition	$ 118,969	$ - -	$ - -
Exchange of Ryan Beck Appreciation Units for Company restricted stock units	$ 16,895	$ - -	$ - -

See Notes to Consolidated Financial Statements.

                                                                                                              67                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although the Company has offices throughout the United States and three European cities, its major geographic area of concentration is in the Midwest, and Mid-Atlantic region. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries, principally Stifel Nicolaus. Stifel Nicolaus is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All material intercompany balances and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments, the accrual for litigation, the allowance for doubtful receivables from former employees, the allowance for loan losses, the provision for income taxes and related tax reserves, and the accounting for goodwill and intangible assets.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term, highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Security Transactions

Securities owned, and securities sold, but not yet purchased, are carried at fair value, and realized unrealized gains and losses are included net in principal transaction revenues. Interest and dividends for securities owned and securities sold, but not yet purchased, are included in principal transaction revenues.

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

                                                                                                              68                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Customer security transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Commission revenues are recorded at the amount charged to the customer, which, in certain cases, may include varying discounts. Principal securities transactions are recorded on a trade date basis. The Company distributes its proprietary equity research products to its client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

The security transactions discussed above are trading securities activities related to customer broker-dealer transactions and are reflected as operating activities on the Company's Consolidated Statements of Cash Flows.

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

Available-for-Sale Securities

Available-for-sale securities are securities for which the Company has no immediate plan to sell but which may be sold in the future and are held by the Company's wholly owned subsidiary, Stifel Bank & Trust. Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to or in anticipation of, changes in market conditions. Purchases of available-for-sale securities and proceeds from sales of available-for-sale securities are reflected as investing activities on the Company's Consolidated Statements of Cash Flows. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported as other comprehensive income until realized. The fair values of the securities are determined based upon quoted market prices. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses) in other income or other expense. Gains and losses on sales of securities are determined on the specific-identification method. Available-for-sale securities are regularly reviewed for losses that may be considered other than temporary. Management has evaluated the securities in an unrealized loss position and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company considers several factors in its evaluation of other-than-temporary security declines, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings.

                                                                                                              69                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans originated by Stifel Bank & Trust. Bank loans that management has the intent and ability to hold are recorded at outstanding principal adjusted for any charge offs and allowance for loan losses. Residential mortgages that are originated and held for sale are recorded at the lower of cost or estimated fair value and any gains or losses on the sale of these assets are recognized in other income. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Interest income is recognized in the period using the effective interest rate method which is based upon the respective interest rates and the average daily asset balance. Stifel Bank & Trust does not maintain any mortgage servicing rights on mortgages that are sold. Stifel Bank & Trust's loan portfolio does not have any investments in sub-prime mortgages.

The Company regularly reviews the loan portfolio and has established an allowance for loan losses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

                                                                                                              70                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Bank Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank & Trust are held for sale and initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expense from operations and changes in the valuation allowance are included in other income or other expense.

Investments

Investments on the Consolidated Statements of Financial Condition contain the Company's investments in securities that are marketable and securities that are not readily marketable. These investments are not included in the Company's broker-dealer trading inventory and represent the acquiring and disposing of debt or equity instruments for the Company's benefit. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost. The fair value of investments, for which a quoted market or dealer price is not readily available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $8,101 and $8,458 at December 31, 2007 and 2006, respectively. The marketable investments carried at fair value were $42,609 and $20,504 at December 31, 2007 and 2006, respectively. Investments carried at accreted cost were $21,772 and $20,503 at December 31, 2007 and 2006, respectively (See Note R).

Concentration Risk

At December 31, 2007 and 2006, the Company did not have any material concentrations in its securities, investments, loans, or receivables portfolios in that it does not hold large positions or is committed to hold large positions in certain types of securities, securities of a single issuer, issuers located in a particular country or geographical area, or issuers engaged in a particular industry.

Office Equipment and Leasehold Improvements

Amortization of assets under capital lease is computed on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the remaining term of the lease. Depreciation of office equipment is provided over estimated useful lives of three to seven years using accelerated methods. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the result of operations. Repairs and maintenance costs are expensed as incurred. Office equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or group may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No.144").

                                                                                                              71                                           Stifel Financial Corp. and Subsidiaries

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

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144.

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at December 31, 2007 and 2006 was $2,516 and $1,005, respectively, with associated loss allowances of $737 and $687, respectively.

Federal Home Loan Bank Stocks

Federal Home Loan Bank stock of $206 at December 31, 2007, included in "Other assets", is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Bank Deposits

The fair value of demand deposit accounts, interest bearing savings accounts with no stated maturity, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, approximates carrying value at December 31, 2007. The carrying amount of interest payable approximates its fair value.

                                                                                                              72                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Legal Reserves

The Company records reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that the ultimate resolution in favor of certain of these claims will result in losses to the Company. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, accrues what they consider appropriate to provide loss allowances for certain claims, which is included in the Consolidated Statements of Financial Condition under the caption "Accounts payable and accrued expenses."

Bank Secured Borrowings

Advances from the Federal Home Loan Bank are recorded at outstanding principal plus accrued interest which approximates fair value. The advances are secured by a blanket assignment of loans held by the Company. Stifel Bank & Trust did not have any advances outstanding at December 31, 2007.

Stifel Bank & Trust enters into repurchase agreements to sell and repurchase the same security on the next business day. The difference in the price at which the securities are sold and repurchased represents interest for use of the funds. Stifel Bank & Trust pledges a security interest in owned securities as collateral for its obligation under the borrowing agreement. At December 31, 2007, the balance outstanding under repurchase agreements was $38.

Common Stock Warrants

From February 28, 2007, the date the Company acquired Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck"), until June 22, 2007, the date shareholder approval was obtained to issue 500,000 warrants as part of the purchase consideration, the Company accounted for the stock warrants to be issued as a liability in accordance with the guidance provided by Emerging Issues Task Force ("EITF") 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). EITF 00-19 requires equity-related financial instruments within its scope to be classified as assets or liabilities if (1) they require or may require net-cash settlement (including a requirement to net-cash settle if an event occurs that is outside the control of the issuer), or (2) they give the counterparty a choice of net-cash settlement or settlement in shares (physical or net-share settlement).

If the Company had not obtained shareholder approval by June 30, 2007, the Company would have been required to pay $20,000 in cash in lieu of warrants. Accordingly, the warrants were determined to be a liability recorded at fair value of $16,440 as of the date of closing. Changes in the fair value from February 28 to June 22, 2007 of $455 are included in "Other operating expenses" in the Company's Consolidated Statements of Operations. Upon obtaining shareholder approval, the fair value of the warrants at that date of $16,895 was reclassified to the stockholder's equity section on the Company's Consolidated Statements of Financial Condition and is no longer required to be adjusted to fair value each reporting period. At December 31, 2007, there were 499,136 warrants outstanding to purchase shares of Company common stock at an exercise price of $36.00. See Note B to the Consolidated Financial Statements for further information regarding the warrants.

                                                                                                              73                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Investment Banking

Investment banking revenues include advisory fees, management fees, underwriting fees, net of reimbursable expenses, and sales credits earned in connection with the distribution of the underwritten securities. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed and the income is determinable. Revenues derived from contractual arrangements, typically advisory fees, are recorded when payments are earned and contractually due. Expenses associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. For the periods presented, there were no significant expenses recognized for incomplete transactions. The Company has not recognized any incentive income that is subject to contingent repayments.

Asset Management and Service Fees

Asset management and service fees are recorded when earned and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees on managed accounts.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, SFAS No. 123R applies to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, prior period amounts have not been restated to reflect the impact of SFAS No. 123R. Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. See Note P to Consolidated Financial Statements for a further discussion of stock-based compensation.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related interpretations to account for its employees' participation in the Company's stock plans. Based on the provisions of the plans, no compensation expense has been recognized for options issued under these plans.

                                                                                                              74                                           Stifel Financial Corp. and Subsidiaries

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

Year Ended December31, 2005
Net income
As reported	$19,644
Add: Stock-based employee compensation expense included in reported net income, net of related tax	9,273
Deduct: Total stock-based employee compensation expense determined under SFAS 123	(9,892)
Pro forma	$19,025
Basic earnings per share
As reported	$ 2.00
Pro forma	$ 1.94
Diluted earnings per share
As reported	$ 1.56
Pro forma	$ 1.51

For the Company's pro forma computation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005: dividend yield of 0.00%; expected volatility of 32.6%; risk-free interest rate of 3.94%; and expected life of 5.79 years.

Income Taxes

The Company utilizes the asset and liability approach defined in SFAS No. 109, Accounting for Income Taxes. The provision for income taxes and related tax accruals are based on management's consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred taxes to amounts expected to be realized.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No.48 ("FIN 48") Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

                                                                                                              75                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company's Consolidated Financial Statements. See Note S of Notes to Consolidated Financial Statements for a further discussion on income taxes.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements.  SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

The components of accumulated other comprehensive income, net of related tax, at December 31, 2007 consist of unrealized holding losses on available-for-sale securities. There were no components of accumulated other comprehensive income at December 31, 2006. For the twelve months ending December 31, 2007 there were no reclassifications of gains (losses) out of accumulated other comprehensive income into earnings.

Derivative Financial Instruments

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. The Company principally utilizes interest rate swaps, on occasion, to hedge the fair value of securities in its Fixed Income Capital Markets business. Accordingly all derivatives are carried in the Company's Consolidated Statements of Financial Condition at fair value with any realized and unrealized gains or losses recorded in the consolidated statement of operations for that period. Any collateral exchanged as part of the swap agreement is recorded in broker receivables and payables in the Consolidated Statements of Financial Condition for the period.

The Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Capital Markets group as provided for under FIN 39, Offsetting of Amounts Related to Certain Contracts, as long as the contracts contain a legally enforceable master netting arrangement. The fair value of those swap contracts are netted by counterparty in the Company's Consolidated Statements of Financial Condition.

The Company did not have any open derivative positions at December 31, 2007 or December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

                                                                                                              76                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 on January 1, 2008 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements. The Company did not elect to designate the fair value option for any of its financial instruments and certain other items allowed by this pronouncement, but may do so in the future.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN 39-1"). FIN 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 did not, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

                                                                                                              77                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE A - Summary of Significant Accounting and Reporting Policies (continued)

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB"), No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not, and is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS No. 141R will have on the Company's Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the Company's Consolidated Financial Statements.

 NOTE B - Acquisitions

Significant Acquisitions

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Ryan Beck's results of operations have been included in the Company's Consolidated Statements of Operations prospectively beginning on the date of acquisition. The acquisition was made because the combination of Stifel Nicolaus and Ryan Beck represented a good strategic fit between two well established regional broker-dealers that share similar business models and cultures. This acquisition extends the Company's geographic reach in the East and Southeast regions and leverages the capabilities of the Company's capital markets business, strong research platforms, and technology and operations infrastructure.

                                                                                                              78                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE B - Acquisitions (continued)

Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair values of the warrants on date of closing and issuance were $16,440 and $16,895, respectively. See further discussion regarding the accounting for the warrants at Note A - Common Stock Warrants.

In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees, as defined, over $25,000 for each of the next two years. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. Any contingent payments will be reflected as additional purchase consideration and reflected in goodwill. The Company obtained the approval of shareholders on June 22, 2007 for the issuance of up to 1,000,000 additional shares of Company common stock for the payment of contingent earn-out consideration. At December 31, 2007, the Company recorded $665 for the investment banking contingent payment.

In addition to the transaction consideration described above, the Company i) established a retention program for certain associates of Ryan Beck valued at approximately $47,916, consisting of $24,423 employee loans paid in cash and 394,179 Company restricted stock units ("Units") valued at $23,493 using a share price of $59.60, the price on the date of shareholder approval; and ii) issued 280,248 Units valued at approximately $16,703 using the price on the date of shareholder approval, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. On June 22, 2007 the Company obtained shareholder approval for the Stifel Financial 2007 Incentive Stock Plan from which the above units were issued. Additionally, as a result of the amendment to the Ryan Beck deferred compensation plans in June 2007, the Company recorded a $20,568 charge to employee compensation and benefits. See Note P - Stock Based Compensation Plans.

                                                                                                              79                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE B - Acquisitions (continued)

A summary of the fair values of the net assets acquired as of February 28, 2007, based upon the purchase price allocation, is as follows:

Cash	$ 6,198
Cash segregated under federal and other regulations	97
Receivables from customers	3
Securities owned, at fair value	113,891
Office equipment and leasehold improvements	9,458
Goodwill	49,177
Intangible asset	13,968
Loans and advances to financial advisors and other employees	18,114
Deferred tax asset	7,234
Other assets	41,515
Total assets acquired	259,655
Securities sold, but not yet purchased, at fair value	59,826
Accrued employee compensation	47,322
Accounts payable and accrued expenses	30,885
Total liabilities assumed	138,033
Net assets acquired	$ 121,622

Included in accounts payable and accrued expenses are one-time employee termination benefits of $2,650. At December 31, 2007, $623 remained accrued in employee compensation and benefits, which we anticipate paying in the first and second quarters of 2008. In addition, the Company recorded occupancy charges of $8,678 related to three offices that the Company identified for closure during the acquisition process. At December 31, 2007, $7,081 is included in accounts payable and accrued expenses and will be paid over the remaining life of the Company's lease obligations.

The goodwill and intangible assets of $63,145 were assigned to Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $48,139, $11,587, and $3,419, respectively. The total amount of goodwill and intangible assets is not deductible for tax purposes.

The final allocation of the purchase price on the Company's consolidated financial statements may differ from that reflected herein as a result of the final resolution of uncertain tax positions and contingent consideration for this acquisition. Management believes that the foregoing will not result in material changes to the consolidated financial statements.

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

                                                                                                              80                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE B - Acquisitions (continued)

For calendar years 2007 and 2006, the Company recorded an earn-out liability of $9,940 and $360, respectively, which was accounted for as additional purchase price. Such payments for 2008, if any, will also be accounted for as additional purchase price.

A summary of the fair values of the net assets acquired as of December 1, 2005, based upon the final purchase price allocation, is as follows:

Cash	$ 325
Investments	12,275
Furniture & fixtures	1,513
Accounts receivables	35,123
Prepaid expenses	623
Goodwill	18,142
Intangible assets	2,255
Total assets acquired	70,256
Accounts payables	2,643
Accrued expenses	35,026
Total liabilities assumed	37,669
Net assets acquired	$ 32,587

The goodwill and intangible assets of $20,397 were assigned to the Equity Capital Markets and Fixed Income Capital Markets in the amounts of $16,317 and $4,080, respectively. The total amount of goodwill and intangible assets of $20,397 is deductible for tax purposes.

The following unaudited pro forma financial data assumes the acquisition of Ryan Beck had occurred at the beginning of each period presented and the acquisition of LM Capital Markets had occurred at the beginning of 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The unaudited pro forma results do not include any anticipated Ryan Beck future cost savings related to the elimination of clearing fees and redundant corporate overhead expenses. The unaudited pro forma results also include certain administrative allocations by Legg Mason which, as a result of synergies of the combined operations, are expected to diminish significantly.

Year Ended	December 31, 2007(unaudited)	December 31, 2006(unaudited)	December 31, 2005(unaudited)
Total revenues	$799,917	$664,273	$713,571
Net income	$ 28,458	$ (232)	$ 25,466
Diluted earnings per share	$1.39	$(0.02)	$1.58
Diluted weighted average shares outstanding (1)	18,382	14,153	18,053

        (1) For 2006, basic and diluted shares are the same, as dilutive securities related to employee benefit plans would be anti-dilutive.

The above unaudited results for each year include compensation expense related to the amortization of $24,423 employee loans paid in cash and 394,179 Units valued at $23,493 in the establishment of the Ryan Beck retention program and compensation expense related to the exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. The above unaudited pro forma data for 2005 includes compensation expense of $22,443 associated with the issuance of restricted stock units and the discounted offering price on its private placement respectively to key associates of the LM Capital Markets.

                                                                                                              81                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE B - Acquisitions (continued)

Other Acquisitions

On April 2, 2007, the Company completed its acquisition of First Service Financial Company ("First Service"), a Missouri corporation, and its wholly-owned subsidiary First Service Bank, a Missouri bank, by means of the merger (the "Merger") of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of the Company, with AcquisitionCo surviving the Merger. The acquisition was completed to serve the Private Client Group more effectively and to position the Company for growth by leveraging our large private client network. The total consideration paid by the Company in the Merger for all of the outstanding shares of First Service was $37,896 in cash; of this amount, approximately $990 has been deposited into escrow pending satisfaction of certain contingencies provided for in an escrow agreement among the Company, First Service, AcquisitionCo, UMB Bank, N.A., as escrow agent, and the shareholders' committee specified in the escrow agreement. The acquisition was funded by the net proceeds to the Company from the sale of the Junior Subordinated Debentures to Stifel Financial Capital Trust III (See Note J). Upon consummation of the Merger, the Company became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, First Service Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to Stifel Bank & Trust.

The following reflects the fair values of assets acquired and liabilities assumed by the Company in the First Service acquisition.

Cash	$ 2,777
Federal funds sold	1,900
Available for sale-securities	16,585
Loans	97,016
Office equipment and leasehold improvements	2,694
Goodwill	16,788
Intangible assets-core deposits	2,157
Foreclosed assets held for sale	1,371
Investments	822
Interest receivable	583
Other assets	2,918
Total assets acquired	145,611
Deposits	95,116
Borrowed funds	11,073
Interest payable	474
Deferred tax liability	573
Other liabilities	479
Total liabilities assumed	107,715
Net assets acquired	$ 37,896

The goodwill and intangible assets of $18,945 were assigned to a newly created "Stifel Bank" operating segment. The total amount of goodwill and intangible assets is not deductible for tax purposes.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of First Service are included in the Company's Consolidated Statements of Operations prospectively from the date of acquisition.

                                                                                                              82                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE B - Acquisitions (continued)

On December 5, 2006, the Company closed on the acquisition of the private client business and purchased certain assets and assumed certain lease obligations of Miller Johnson Steichen and Kinnard ("MJSK"), a privately held broker dealer. Under the terms of the agreement the Company paid $7,780 in cash. In addition the Company paid $440 for transfer and legal fees. Eighty-four former employees of MJSK became employees of the Company on December 5, 2006. The acquisition was made to continue to grow the Company's Private Client business. In addition in January 2007, Stifel Nicolaus issued approximately $4,133 in upfront notes and approximately $493 in Company restricted stock units to certain financial advisors. The summary of the fair values of the net assets acquired as of December 5, 2006, is as follows: Customer list of $2,296, goodwill of $4,846, non-compete agreements of $734, and fixed assets of $344. The customer list is amortized over a ten-year period and the non-compete agreements are amortized over a five-year period. The goodwill is deductible for tax purposes.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of MJSK are included in the Company's Consolidated Statements of Operations from the date of acquisition.

NOTE C - Cash Segregated Under Federal and Other Regulations

At December 31, 2007 and 2006, cash of $18 and $17, respectively, has been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Exchange Act. Stifel Nicolaus performs a weekly reserve calculation for proprietary accounts of introducing brokers ("PAIB"), which includes accounts of an affiliated introducing broker, Century Securities Associates, Inc. ("CSA") and, through June 2007, the accounts of a non-affiliated independent introducing broker. At December 31, 2007 and 2006, cash of $1 and $1, respectively has been segregated in a reserve account for the exclusive benefit of PAIB.

 NOTE D - Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased at December 31, 2007 and 2006, are as follows:

	December 31, 2007		December 31, 2006
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 53,086	$ 15,582	$ 152,182	$ 190,963
State and municipal bonds	52,257	68	54,811	16
Corporate obligations	14,150	11,856	115,159	10,831
Corporate stocks	17,565	9,107	8,867	1,566
	$ 137,058	$ 36,613	$ 331,019	$ 203,376

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Securities owned and pledged, at fair value" in the Consolidated Statements of Financial Condition.

                                                                                                              83                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE E - Available-for-Sale Securities

The following table provides a summary of the amortized cost and fair values of available-for-sale securities at December 31, 2007:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	- -	15,126
Mortgage-backed securities-agency collateralized	13,465	- -	(10)	13,455
Mortgage-backed securities- non-agency collateralized	14,444	232	- -	14,676
Corporate bonds	2,993	- -	(23)	2,970
Asset-backed securities	19,699	- -	(1,581)	18,118
Total available-for-sale securities	$ 88,207	$ 515	$ (1,615)	$ 87,107

The amortized cost and fair value of available-for-sale securities at December 31, 2007 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 2,092	$ 2,092
One to three years	6,723	6,458
Three to five years	4,380	4,356
Five to ten years	20,932	21,123
Over ten years	26,171	24,947
Mortgage-backed securities:
Over twenty-five years	27,909	28,131
Total available-for-sale securities	$ 88,207	$ 87,107

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $12,105 at December 31, 2007. There were no material proceeds from the sale of available-for-sale securities for the twelve months ended December 31, 2007.

Certain investments in debt securities are reported in the Consolidated Statements of Financial Condition at an amount less than their amortized cost. Total fair value of these investments at December 31, 2007 was $35,541, which was approximately 41% of the Company's available-for-sale investment portfolio. The historical cost basis of these investments was $37,157 at December 31, 2007. These declines primarily resulted from increases in market interest rates. Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, the Company believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

                                                                                                              84                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE F - Bank Loans

The following table provides a summary of Stifel Bank & Trust's loan portfolio at December 31, 2007:

Commercial real estate	$ 39,184
Construction and land	24,447
Commercial	31,526
Residential real estate	27,628
Consumer	3,474
Other	2,094
Total bank loans	128,353
Less: allowance for loan losses	(1,685)
Total bank loans, net	$ 126,668

Changes in the allowance for loan losses for the year ended 2007 are as follows:

Allowance for loan losses, beginning of period	$ - -
Acquisition of Stifel Bank & Trust	1,127
Provision for loan loss charged to operations	558
Charge-offs	(2)
Recoveries	2
Allowances for loan losses, end of period	$ 1,685

Included in the loan portfolio at December 31, 2007 are impaired loans totaling $657 for which there are specific loss allowances of $328. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2007. Approximately $990 of the purchase price related to Stifel Bank & Trust was deposited into an escrow account pending satisfaction of certain contingencies, including impaired and non-accrual loans (See Note B - Acquisitions). The gross interest income related to impaired and non-accruing loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year were immaterial to the consolidated financial statements. There were no troubled debt restructurings during the year ended December 31, 2007. Stifel Bank & Trust did not recognize any gains or losses associated with mortgages sold during the year.

At December 31, 2007, Stifel Bank & Trust had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $4,194 and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $260. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE G - Goodwill and Intangible Assets

The Company completed an annual goodwill impairment test as of July 31 in each of the years ended December 31, 2007, 2006, and 2005 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's testing did not indicate any impairment of the carrying value of goodwill. Additionally, there were no events or changes in circumstances indicating that goodwill might be impaired from the impairment test date through December 31, 2007.

                                                                                                              85                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE G - Goodwill and Intangible Assets (continued)

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2006	$ 5,300	$ 7,741	$ 2,820	$ - -	$ 15,861
Acquisitions/purchase price adjustments	37,003	17,787	4,447	16,788	76,025
Balance at December 31, 2007	42,303	25,528	7,267	16,788	91,886

Intangible Assets
Balance at December 31, 2006	3,288	2,135	419	- -	5,842
Net additions	11,256	2,102	959	2,157	16,474
Amortization of intangible assets	(2,208)	(843)	(166)	(384)	(3,601)
Balance at December 31, 2007	12,336	3,394	1,212	1,773	18,715

Total goodwill and intangible assets	$ 54,639	$ 28,922	$ 8,479	$ 18,561	$ 110,601

The changes in goodwill during the year ended December 31, 2007 are attributable to the acquisitions of Ryan Beck and Stifel Bank & Trust, adjustments due to the finalization of the allocation of purchase price related to the acquisition of MJSK and the earn-out attributable to LM Capital Markets.

Intangible assets consist of acquired customer lists and non-compete agreements that are amortized to expense over their contractual or determined useful lives, as well as backlog, which is amortized against revenue as specific transactions are closed. The gross and accumulated amortization balances of intangibles are as follows:

	December 31, 2007			December 31, 2006
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$19,533	$3,301	$16,232	$5,914	$1,022	$4,892
Backlog	348	339	9	- -	- -	- -
Core deposits	2,157	384	1,773	- -	- -	- -
Non-compete agreements	1,886	1,185	701	1,536	586	950
Total amortized intangible assets	$23,924	$5,209	$18,715	$7,450	$1,608	$5,842

Aggregate amortization expense related to intangible assets was $3,601, $815, and $291 for each of the years ended December 31, 2007, 2006, and 2005, respectively. Estimated annual amortization expense for the next five years is: 2008 - $3,185; 2009 - $2,642; 2010 - $2,515; 2011 - $2,453; and 2012 - $2,313. The weighted-average remaining lives of the following intangible assets at December 31, 2007 are: customer lists 7.2 years; core deposits 7.3 years; and non-compete agreements 1.2 years.

                                                                                                              86                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
 (in thousands, except share and per share amounts)

NOTE H - Short-Term Financing

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the Consolidated Statements of Financial Condition. Available ongoing credit arrangements with banks totaled $755,000 at December 31, 2007, of which $627,150 was unused. There are no compensating balance requirements under these arrangements. At December 31, 2007, short-term borrowings from banks were $127,850 at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151,714. At December 31, 2006, short-term borrowings from banks were $195,600 at an average rate of 5.63%, which were collateralized by company-owned securities valued at $250,432. The average short-term bank borrowing was $156,778, $148,683, and $5,607 in 2007, 2006, and 2005, respectively, at weighted average daily interest rates of 4.86%, 5.36%, and 3.09%, respectively. At December 31, 2007 and 2006, Stifel Nicolaus had a stock loan balance of $138,475 and $86,018, respectively, at weighted average daily interest rates of 4.12% and 5.01%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $119,590, $114,913, and $52,193 in 2007, 2006, and 2005, respectively, at weighted average daily effective interest rates of 4.82%, 4.85%, and 2.39%, respectively. Customer owned securities were utilized in these arrangements.

NOTE I - Bank Deposits

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at December 31, 2007 are summarized as follows:

Demand deposits-non-interest bearing	$ 9,260
Demand deposits-interest bearing	136,111
Savings accounts	365
Certificates of deposit, less than $100	27,324
Certificates of deposit, $100 and greater	19,421
Total deposits	$ 192,481

The weighted average interest rate on deposits was approximately 4.3% at December 31, 2007.

The scheduled maturities of certificates of deposit at December 31, 2007 were as follows:

Certificates of deposit, less than $100:
Within one year	$ 22,984
One to three years	2,998
Over three years	1,342
$ 27,324

Certificates of deposit, $100 and greater:
Within one year	$ 16,002
One to three years	2,501
Over three years	918
$ 19,421

At December 31, 2007, the amount of deposits includes deposits of related parties, including $118,160 of brokerage customer's deposits from Stifel Nicolaus, and deposits of executive officers, directors and significant stockholders and their affiliates of $1,114. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons. At December 31, 2007, $570 of customer demand deposit overdrafts have been recorded to Bank loans.

                                                                                                              87                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE J - Debentures to Stifel Financial Capital Trusts

On April 25, 2002, Stifel Financial Capital Trust I (the "Trust I"), a Delaware Trust and non-consolidated wholly- owned subsidiary of the Company, completed the offering of 1,380,000 shares of 9% Cumulative Trust Preferred Securities for $34,500 (net proceeds of approximately $32,900 after offering expenses and underwriting commissions). The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust I. The debenture bears the same terms as the trust preferred securities. The interest payments on the debenture will be made quarterly, and undistributed payments will accumulate interest of 9% per annum compounded quarterly. As of December 31, 2003, the Company elected to apply the provisions of FIN 46R to the Trust. The adoption resulted in the deconsolidation of the Trust and the trust preferred securities are now presented as "Debenture to Stifel Financial Capital Trust I" in the Consolidated Statements of Financial Condition. The trust preferred securities may be redeemed by the Company, and in turn, the Trust I would call the debenture no earlier than June 30, 2007, but no later than June 30, 2032. The trust preferred securities were redeemed by the Company, and in turn, the Trust I called the debenture on July 13, 2007. As a result, the Company incurred a $1.3 million charge for the write-off of the related unamortized deferred issuance costs.

On August 12, 2005, the Company completed its private placement of $35,000 of 6.38% Cumulative Trust Preferred Securities. The trust preferred Securities were offered by Stifel Financial Capital Trust II (the "Trust II"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on September 30, 2035, but may be redeemed by the Company and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust II. The debenture bears the same terms as the trust preferred securities and is presented as "Debenture to Stifel Financial Capital Trust II" in the Consolidated Statements of Financial Condition.

On March 30, 2007, the Company completed its private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III ("Trust III"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on June 6, 2037, but may be redeemed by the Company and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Company's Consolidated Statements of Financial Condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of First Service Financial Company.

On June 28, 2007, the Company completed its private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV ("Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on September 6, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.85% per annum.

                                                                                                              88                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE J - Debentures to Stifel Financial Capital Trusts (continued)

The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's Consolidated Statements of Financial Condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV were used to call on July 13, 2007 the Company's $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007. On November 28, 2007, the Company purchased $10,000 par value of these trust preferred securities in an open market transaction for $6,250. As a result, the Company extinguished $10,000 of its debenture to Stifel Financial Capital IV and recorded an approximate $3,750 gain before certain expenses and taxes in the fourth quarter of 2007 reflected in Other revenues on the Company's Consolidated Statements of Operations.

NOTE K - Liabilities Subordinated to Claims of General Creditors

The Company has a deferred compensation plan available to financial advisors who achieve a certain level of production, whereby a certain percentage of their earnings are deferred as defined by the plan, a portion of which is deferred in stock units and the balance into optional investment choices. The Company obtained approval from the New York Stock Exchange to subordinate the liability for future payments to financial advisors for that portion of compensation not deferred in stock units. The Company issued cash subordination agreements to participants in the plan pursuant to provisions of Appendix D of Exchange Act Rule 15c3-1 and included in its computation of net capital the following:

	Distribution January 31,
Plan Year		Amount
2002	2008	$ 914
2003	2009	1,300
2004	2010	1,391
2005	2011	1,474
		5,079
	Unamortized expense	(435)
		$ 4,644

At December 31, 2007, the fair value of the liabilities subordinated to claims of general creditors using interest rates commensurate with borrowings of similar terms was $4,504.

NOTE L - Commitments and Contingencies

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2007, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, the Company had pledged customer-owned securities valued at $78,250, at December 31, 2007. The amounts on deposit satisfied the minimum margin deposit requirement of $56,525.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had deposited $13,000 in cash, at December 31, 2007. The amounts on deposit satisfied the minimum margin deposit requirement of $7,698.

                                                                                                              89                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE L- Commitments and Contingencies (continued)

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

Stifel Bank & Trust has commitments to repurchase securities sold. The securities were repurchased the next day and Stifel Bank & Trust has pledged a security interest in Stifel Bank & Trust owned bonds as collateral. The balances outstanding at December 31, 2007 are not material.

In the ordinary course of business, Stifel Bank & Trust has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note Q of the Notes to Consolidated Financial Statements for further discussion.

The future minimum rental and third-party vendor service commitments at December 31, 2007, with initial or remaining non-cancelable terms in excess of one year, some of which contain escalation clauses and renewal options, are as follows:

Year Ended December 31	Operating Leases and Service Agreements
2008	$ 33,672
2009	28,082
2010	20,887
2011	17,040
2012	12,262
Thereafter	39,216
Minimum Commitments	$ 151,159

Rental expense for the years ended December 31, 2007, 2006, and 2005, was $29,614, $15,197, and $10,508, respectively. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the lease.

Amortization and depreciation expense of owned furniture and equipment, leasehold improvements, and assets under capital lease for 2007, 2006, and 2005 was $10,643, $4,948, and $3,723, respectively.

NOTE M - Legal Proceedings

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

                                                                                                              90                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE M - Legal Proceedings (continued)

Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the Consolidated Statements of Financial Condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. The Company has provided loss allowances for such matters in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts accrued. For the periods presented, the recording of legal accruals did not have a material impact on the Consolidated Statements of Operations.

NOTE N - Net Capital Requirements

As a registered broker-dealer, Stifel Nicolaus is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which requires the maintenance of minimum net capital, as defined. Stifel Nicolaus has elected to use the alternative method permitted by the Rule that requires maintenance of minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. Another subsidiary, CSA, is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Parent. CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At December 31, 2007, Stifel Nicolaus had net capital of $129,620, which was 23.2% of aggregate debit items and $118,445 in excess of minimum required net capital. CSA had net capital of $3,699, which was $3,417 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2007, SN Ltd's capital and reserves were $8,367 which was $4,537 in excess of the financial resources requirement under the rules of the FSA.

The Company, as a bank holding company, and Stifel Bank & Trust are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Stifel Bank & Trust's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Stifel Bank & Trust must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. the Company's and Stifel Bank & Trust's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, as a bank holding company, and Stifel Bank & Trust to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and Stifel Bank & Trust meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized",  the Company and Stifel Bank & Trust must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

                                                                                                              91                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE N - Net Capital Requirements (continued)

Stifel Financial Corp.

Federal Reserve Capital Amounts

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 378,721	51.4%	$ 58,985	8.0%	$ 73,732	10.0%
Tier 1 capital to risk-weighted assets	$ 377,036	51.1%	$ 29,493	4.0%	$ 44,239	6.0%
Tier 1 capital to adjusted average total assets	$ 377,036	27.4%	$ 55,000	4.0%	$ 68,750	5.0%

Stifel Bank & Trust

Federal Reserve Capital Amounts

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 40,420	21.3%	$ 15,208	8.0%	$ 19,010	10.0%
Tier 1 capital to risk-weighted assets	$ 38,735	20.4%	$ 7,604	4.0%	$ 11,406	6.0%
Tier 1 capital to adjusted average total assets	$ 38,735	17.5%	$ 8,860	4.0%	$ 11,075	5.0%

NOTE O - Employee Benefit Plans

The Company has a profit sharing 401(k) plan (the "PSP") covering qualified employees as defined in the plan. Effective January 1, 2006, contributions to the PSP were based upon a Company match of 50% of the employees' first two thousand dollars in annual contributions. For 2005, the Company match was 50% of the employees' first one thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the PSP, participants can purchase up to 333,333 shares of the Company's common stock. The amounts charged to employee compensation and benefits for the PSP were $2,058, $1,233, and $626, for 2007, 2006, and 2005, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Company on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $225) to total compensation. In 1997, the Company purchased 330,750 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Company and the ESOP. At December 31, 2007, the plan held 435,635 shares, of which 119,305 shares, with a fair value of $6,272, were unallocated. The Company records compensation expense based upon the market value of the Company stock on the date of payment of the internal loan. The Company charged to employee compensation and benefits $1,089, $798, and $553 for the ESOP contributions for 2007, 2006, and 2005, respectively.

NOTE P - Stock-Based Compensation Plans

As discussed in Note A, Stock Based Compensation, the Company adopted the provision of SFAS No. 123R, using the modified prospective application method, on January 1, 2006. The total 2005 stock-based compensation expense is disclosed in Note A, Stock Based Compensation, using the disclosure provisions of SFAS No.123.

The Company has various incentive stock award plans consisting of: the Company's 1997 and 2001 Incentive Stock Plans, as amended, whereby the Company may grant up to an aggregate of 8,748,659 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units; the "Equity Incentive Plan for Non-Employee Directors", whereby the Company may grant stock options and stock units up to 200,000 shares; and the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for financial advisors, whereby the Company is authorized to grant 933,333 stock units.

                                                                                                              92                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE P - Stock-Based Compensation Plans (continued)

 In connection with the Company's acquisition of Ryan Beck, the Company established a retention program including cash and equity compensation awards (in the form of restricted stock units) for certain investment executives and officers of Ryan Beck. On June 22, 2007, the Company's shareholders approved the Stifel Financial Corp. 2007 Incentive Stock Plan (the "2007 Incentive Stock Plan") whereby the Company may grant up to an aggregate of 1,200,000 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units.

Awards under the Company's incentive stock award plans are granted at market value at the date of the grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period, except for awards under the Equity Incentive Plan for Non-Employee Directors, which are exercisable six months to one year from date of grant.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the Plans, determine to whom awards may be granted under the Plans, and determine the terms of each award. According to these plans, the Company is authorized to grant an additional 1,365,632 shares at December 31, 2007.

Stock Options

Total compensation costs for stock options for the years ended December 31, 2007 and 2006 was $517 and $551, respectively. The total tax benefit related thereto was $3,484 and $2,004, respectively.

For the year ended December 31, 2007, no options were granted. The Company has substantially eliminated the use of stock options as a form of compensation. In 2006, the weighted-average fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that utilized the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 34.7%; risk-free interest rates of 4.71%; and expected lives of 5.37 years. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life.

A summary of the status of the Company's stock option plans as of December 31, 2007, and changes during 2007 is presented below:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options	Shares
Outstanding at beginning of year	1,512,674	$ 10.92
Exercised	(350,795)	9.45
Forfeited	(5,940)	7.89
Outstanding at end of year	1,155,939	$ 11.39	3.96	$ 47,605,433
Options exercisable at year-end	1,018,057	$ 9.64	3.55	$ 43,700,736

                                                                                                              93                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE P - Stock-Based Compensation Plans (continued)

As of December 31, 2007, there was approximately $1,119 of unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 2.06 years. The weighted average grant date fair value of stock options granted was $15.61 and $10.51 for 2006, and 2005, respectively. The total intrinsic value of options exercised was $9,147, $5,119 and $5,285, for 2007, 2006 and 2005 respectively. The total fair value of options vested during the years ended December 31, 2007, 2006, and 2005 was $6,963, $6,611, and $7,581, respectively. During 2007, 2006, and 2005, cash received from stock option exercises was $3,315, $1,571, and $2,165 with tax benefits related thereto of $3,483, $2,004, and $2,110, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from the Company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive. The total stock unit compensation cost under all of the Company's incentive stock plans recognized for the years ended December 31, 2007 and 2006 was $54,640 and $34,218, respectively. The total tax benefit related thereto was $8,358 and $9,419, respectively.

A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of December 31, 2007, there were 1,466,749 units outstanding under this deferred compensation plan. The Company charged $27,445, $26,214, and $3,644 to employee compensation and benefits for 2007, 2006, and 2005, respectively relating to units granted under this plan.

Stifel Nicolaus has a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by financial advisors. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the Consolidated Statements of Financial Condition under the caption "Investments" are $7,603 in 2007 and $6,149 in 2006 in mutual funds that were purchased by the Company to economically hedge its liability to the financial advisors that choose to base the performance of their return on the index mutual fund option. Financial advisors may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain financial advisors, upon joining the firm, may receive Company stock units in lieu of transition cash payments. Deferred compensation cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of December 31, 2007, there were 1,755,856 units outstanding under this deferred compensation plan. Charges to employee compensation and benefits related to these plans were $7,565, $7,506, and $5,308 for 2007, 2006, and 2005, respectively.

As a component of the total units granted under the Company's 2007 Incentive Stock Plan, the Company granted 394,179 restricted stock units, at a price of $59.60 per share, the price on the date the shareholders approved the 2007 Incentive Stock Plan, for a component of the Ryan Beck retention program. The restricted stock units granted for the retention program will vest over a three- to seven-year period. The Company incurred employee compensation and benefit expense of $2,377 for the retention program during 2007. On June 22, 2007 the Company issued 280,248 restricted stock units, at a price of $59.60 per share, in exchange for Ryan Beck appreciation units held by Ryan Beck employees under the Ryan Beck deferred compensation plans.

                                                                                                              94                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE P - Stock-Based Compensation Plans (continued)

On June 29, 2007 Ryan Beck modified the service requirements for its deferred compensation plans to provide for accelerated vesting for participants that had completed one year of service for Ryan Beck. As a result of the vesting the Company charged $20,568 to "Employee compensation and benefits" of which $16,673 was recorded as "Additional paid in capital". In addition the plans were frozen and no future deferrals will be made to the plans. Under the terms of the plans the liabilities are not required to be funded. The value of the deferred compensation obligation is adjusted to reflect the performance of selected measurement options chosen by each participant. As of December 31, 2007, there were 671,815 units outstanding under this 2007 Incentive Stock Plan. At December 31, 2007 the Ryan Beck deferred compensation liability of $34,461 is included under the caption "Accrued employee compensation", and the investments of $23,157, which economically hedge the deferred compensation liability on an after tax basis, is included under the caption "Investments" on the Consolidated Statement of Financial Condition.

Under the Equity Incentive Plan for Non-Employee Directors, the Company granted stock units to non-employee directors that elected to defer their director compensation. Participants that elected to defer their compensation were given a 25% matching contribution by the Company. Beginning in May 2004, all directors' compensation is deferred without a matching contribution by the Company. These units are 100% vested and are distributable after five full calendar years. Directors' fees are expensed on the grant date. As of December 31, 2007, there were 90,160 units outstanding under this plan. The Company charged $580, $498, and $320 to directors' fees relating to units granted under this plan for 2007, 2006, and 2005, respectively.

The summary of the status of the Company's nonvested stock units as of December 31, 2007 and changes during the year is presented below:

		Weighted Average Grant-Date Fair Value
Stock Units	Shares
Nonvested at beginning of year	3,055,066
Granted	1,055,633	$54.63
Converted	(1,075,269)
Cancelled	(96,095)
Nonvested at end of year	2,939,335

As a component of the total units granted under the Company's incentive stock plans, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") on January 2, 2006. The units were granted in accordance with the Company's 2001 incentive stock award plan, as amended, with fair value of $37.59 per share or $67,948. The units vest ratably over a three year period. The Company incurred compensation expense of $20,587 and $22,443, net of forfeitures, in 2007 and 2006, respectively.

                                                                                                              95                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE Q - Off-Balance Sheet Credit Risk

The Company clears and executes transactions for two introducing broker-dealers. Pursuant to the clearing agreement, the introducing broker-dealer guarantees the performance of its customers to the Company. To the extent the introducing broker-dealer is unable to satisfy its obligations under the terms of the clearing agreement, the Company would be secondarily liable. However, the potential requirement for the Company to fulfill these obligations under this arrangement is remote. Accordingly, no liability has been recognized for these transactions.

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

The Company has accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2007, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $718,729, and the fair value of the collateral that had been sold or repledged was $262,826. At December 31, 2006, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $531,545, and the fair value of the collateral that had been sold or repledged was $286,470.

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

                                                                                                              96                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE Q - Off-Balance Sheet Credit Risk (continued)

At December 31, 2007, Stifel Bank & Trust had outstanding commitments to originate loans aggregating approximately $4,236. The commitments extended over varying periods of time with all scheduled to be disbursed the following month.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank & Trust to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank & Trust be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2007, Stifel Bank & Trust had total outstanding letters of credit totaling $344 with expiration terms ranging from one month to three years.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank & Trust uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2007, Stifel Bank & Trust has granted unused lines of credit to commercial and consumer borrowers aggregating $19,437.

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

NOTE R - Investments in Qualified Missouri Businesses

 The Company formed two Limited Liability Corporations, referred to collectively as the "LLC," to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's Consolidated Statements of Financial Condition under the caption "Other" liabilities. Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. These securities, carried at accreted cost of $21,772 and $20,503 at December 31, 2007 and 2006, respectively, are held to maturity and are included under the caption "Investments." The fair value of the securities is $22,696 and $21,187 at December 31, 2007 and 2006, respectively. The remaining proceeds were invested in qualified Missouri businesses.

                                                                                                              97                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE R - Investments in Qualified Missouri Businesses (continued)

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These securities, valued at approximately $1,962 and $2,425 at December 31, 2007 and 2006, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

NOTE S - Income Taxes

The Company's provision (benefit) for income taxes consists of:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$ 29,101	$ 7,904	$ 13,163
State	5,864	1,686	2,614
	34,965	9,590	15,777
Deferred:
Federal	(11,060)	1,111	(2,252)
State	(2,229)	237	(447)
	(13,289)	1,348	(2,699)
	$21,676	$10,938	$ 13,078

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2007	2006	2005
Federal tax computed at statutory rates	$ 18,846	$ 9,229	$ 11,452
State income taxes, net of federal income tax benefit	2,125	1,247	1,409
Other, net	705	462	217
Provision for income taxes	$21,676	$10,938	$13,078

The effective tax rates for the years ended December 31, 2007, 2006, and 2005 were 40.3%, 41.5%, and 40.0%, respectively.

                                                                                                              98                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE S - Income Taxes (continued)

The net deferred tax asset consists of the following temporary differences:

		December 31, 2007	December 31, 2006
Deferred Tax Assets	Deferred compensation	$ 35,102	$ 9,263
	Accruals not currently deductible	6,425	973
	Net operating losses	2,141	417
	Receivable reserves	1,881	432
	Office equipment and leasehold improvements	1,535	490
	Other	1,239	25
	Gross deferred tax assets	48,323	11,600
	Valuation allowance on deferred tax assets	(545)	- -
	Deferred tax assets, net of valuation allowance	47,778	11,600
Deferred Tax Liabilities	Goodwill and other intangibles	(6,125)	(116)
	Unrealized appreciation	(3,059)	(1,304)
	Prepaid expenses	(1,962)	(1,192)
	Total deferred tax liabilities	(11,146)	(2,612)
	Net deferred tax assets	$36,632	$8,988

The Company has established a deferred tax asset of $1,400 related to state net operating loss carry forwards of approximately $19,631. The Company also has acquired net operating losses during 2007. These operating loss carry forwards expire in each of the jurisdictions where they had arisen and expire between 2010 and 2027.  A valuation allowance of $545 was established in 2007 for the carry forwards that will not likely be utilized. No other valuation allowances were established since it is more likely than not that the deferred tax assets will be utilized.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The amount of unrecognized tax benefits as of the date of adoption, after recognition of the cumulative change, was $3,626 including interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,849 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $138 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as an $83 increase to the January 1, 2007 balance of retained earnings and a $221 increase in net deferred tax assets.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$2,998
Increases in tax positions for prior years	162
Decreases in tax positions for prior years	(266)
Increases in tax positions for current year	151
Settlements	(17)
Lapse in statute of limitations	(159)
Gross unrecognized tax benefits at December 31, 2007	$2,869

                                                                                                              99                                           Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

NOTE S - Income Taxes (continued)

Included in the balance of December 31, 2007 is $2,106 of tax positions excluding interest and penalties that, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had accrued interest related to unrecognized tax benefit of $423 and $524 at January 1 and December 31, 2007, respectively, and accrued penalties related to unrecognized tax benefits of $205 and $127 at January 1 and December 31, 2007, respectively.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitation. For the U.S. and most state and foreign jurisdictions, the years 2004 through 2007 remain subject to examination by their respective authorities. During the third quarter of 2007, the Internal Revenue Service initiated an examination of the Company's U.S. income tax return for the calendar year 2005. In addition, the Company is subject to examination by state tax jurisdictions. It is possible that these examinations will be resolved in the next twelve months. Due to the potential for resolution of U.S. and state examinations, the Company anticipates that it is reasonably possible that payments in the range of $374 to $766 will be made by the end of 2008. The Company's foreign jurisdictions are generally fully taxable by the U.S.

NOTE T - Segment Reporting

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading.

The Stifel Bank segment includes the results of operations from the Company's wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and the Ryan Beck acquisitions; and general administration.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

                                                                                                             100                                          Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE T - Segment Reporting (continued)

Information concerning operations in these segments of business is as follows:

	Years ended December 31,
	2007	2006	2005
Net Revenues
Private Client Group	$435,711	$231,364	$197,356
Equity Capital Markets	238,064	150,038	43,415
Fixed Income Capital Markets	64,867	53,570	18,155
Stifel Bank (1)	4,800	- -	- -
Other	19,623	16,835	4,809
Total Net Revenues	$763,065	$451,807	$263,735
Operating Contributions
Private Client Group	$ 95,353	$ 50,218	$ 48,157
Equity Capital Markets	52,658	31,959	13,626
Fixed Income Capital Markets	8,191	10,620	2,361
Stifel Bank (1)	990	- -	- -
Other/Unallocated Overhead	(103,346)	(66,428)	(31,422)
Income before income taxes	$ 53,846	$ 26,369	$ 32,722

(1) The Stifel Bank segment was added beginning April 2, 2007 with the Company' acquisition of First Service, now referred to as Stifel Bank & Trust.

Information regarding net revenue by geographic area for 2007, 2006 and 2005 is as follows:

	Years ended December 31,
	2007	2006	2005
Net Revenues
United States	$734,686	$435,894	$263,033
United Kingdom	17,348	10,602	417
Other European	11,031	5,311	285
Total Net Revenues	$763,065	$451,807	$263,735

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE U - Earnings per Share

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

                                                                                                             101                                          Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE U - Earnings per Share (continued)

The following table reflects a reconciliation between Basic Earnings Per Share and Diluted Earnings Per Share:

	Years Ended December 31,
	2007			2006			2005
			Per Share Amount			Per Share Amount			Per Share Amount
	Income	Shares		Income	Shares		Income	Shares
Basic Earnings Per Share
Income available to shareholders	$32,170	14,502,649	$2.22	$15,431	11,513,290	$1.34	$19,644	9,827,734	$2.00
Effect of Dilutive Securities
Employee benefits plans	--	2,646,090	--	--	2,395,226	--	--	2,758,200	--
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions

	$32,170	17,148,739	$1.88	$15,431	13,908,516	$1.11	$19,644	12,585,934	$1.56

NOTE V - Stockholders' Equity

On May 5, 2005, the Company's board of directors authorized the repurchase of up to 2,000,000 additional shares in addition to an existing authorization of 1,000,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes.

The Company repurchased 88,608, 367,304, and 332,030 shares for the years ending December 31, 2007, 2006, and 2005, respectively, using existing board authorizations, at average prices of $49.40, $32.26 and $20.94 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 158,267 shares in 2006. The Company reissued 79,355, 529,887, and 924,974 shares for the years ending December 31, 2007, 2006, and 2005, respectively, for employee benefit plans. In 2007 and 2006, the Company issued 3,521,180 and 1,729,125 new shares, respectively, for employee benefit plans. Under existing board authorizations at December 31, 2007, the Company is permitted to buy an additional 1,627,454 shares.

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

As partial consideration of the purchase price of Ryan Beck, the Company issued 2,467,600 shares of Company common stock valued at $41.55 per share and issued five-year immediately exercisable warrants, upon obtaining shareholder approval on June 22, 2007, to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Additionally, on June 22, 2007, the Company obtained shareholder approval (1) for the issuance of up to 1,000,000 additional shares of common stock for the payment of earn-out consideration relating to the Company's acquisition of Ryan Beck Holdings, Inc. in the event the Company elects to make the contingent earn-out payments in shares of common stock and (2) adopting the Stifel Financial Corp. 2007 Incentive Stock Plan which provides for the issuance of up to 1,200,000 additional shares to provide incentive equity compensation to certain employees of Ryan Beck Holdings.

The warrants were initially determined to be a liability recorded at fair value of $16,440 as of the date of closing. Upon obtaining shareholder approval, the fair value of the warrants at that date of $16,895 was reclassified to the stockholder's equity section on the Company's Consolidated Statements of Financial Condition. See further discussion of the Ryan Beck acquisition at Note B - Acquisitions and further discussion of the warrants at Note A - Common Stock Warrants.

                                                                                                             102                                          Stifel Financial Corp. and Subsidiaries

Notes To Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 NOTE V - Stockholders' Equity (continued)

On June 22, 2007, the Company issued 280,248 restricted stock units under the Stifel Financial Corp. 2007 Incentive Stock Plan (for Ryan Beck Employees) in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. The value of the restricted stock units issued was $59.60 per share which was the price as of the date on which stockholder approval for the Plan was obtained. On June 29, 2007, the Ryan Beck deferred compensation plans were amended, resulting in the acceleration of vesting for the liability awards for certain Ryan Beck employees and the reclassification of $16,673 from liabilities to additional paid-in capital. See additional discussion at Note P - Stock-Based Compensation Plans. Additionally, on June 22, 2007 the Company issued 394,179 restricted stock units valued at $23,493 using the closing stock price on that date as part of the retention program established for certain associates of Ryan Beck.

NOTE W - Impact of the NYSE/Archipelago Merger

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. ("Archipelago") completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). As a result of the merger, the Company received $370 in cash, and 80,177 shares of NYSE Group common stock for its NYSE seat membership.  The shares are subject to certain transfer restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors elects to remove or reduce the restrictions. On May 5, 2006, the Company sold 51,900 shares of NYSE Group through a secondary public offering. The Company received cash proceeds of $3,128 or $60.27 per share which represented the fixed offering price. The Company recorded a net gain of $5,520, including gains and losses resulting from the subsequent fluctuation in the share price of NYSE Group stock for the shares held, which is included in Other revenues in the Consolidated Statements of Operations for the year ended December 31, 2006. Subsequent gains and losses will continue to be recorded as the share price of NYSE Group stock fluctuates and the transfer restrictions lapse. As a result of the fluctuation in the NYSE Group share price, the Company recorded an after tax loss of approximately $92 for the year ended December 31, 2007.

NOTE X - Subsequent Events

On January 14, 2008, the Company repurchased 250,000 shares of its outstanding common stock from BankAtlantic Bancorp, Inc. in a privately negotiated transaction. The shares were purchased by the Company at $42.35 per share, the closing price on Friday, January 11, 2008. These shares had been initially acquired by BankAtlantic Bancorp, Inc. on February 28, 2007 pursuant to the acquisition of Ryan Beck Holdings, Inc. by the Company. The repurchase transaction was effected pursuant to a previously announced authorization by the Company's Board of Directors to acquire shares of common stock to meet obligations under the Company's employee benefit plans and for general corporate purposes.

* * * * * *

                                                                                                             103                                          Stifel Financial Corp. and Subsidiaries

Quarterly Results

Quarterly Operating Results (Unaudited)
			Earnings Before Income Taxes	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
		Net Revenues
(in thousands, except per share amounts)	Revenue
Year 2007 by Quarter
First(1)	$162,498	$156,961	$14,817	$8,829	$0.67	$0.58
Second(1)	220,631	210,935	2,664	1,448	0.10	0.08
Third(1)	190,839	182,983	13,272	8,058	0.54	0.45
Fourth(1)	219,122	212,186	23,093	13,835	0.92	0.77
Year 2006 by Quarter
First(2)	$113,594	$109,531	$783	$476	$0.04	$0.04
Second(2)	107,351	102,667	3,973	2,298	0.20	0.16
Third(2)	115,238	109,816	9,241	5,424	0.47	0.39
Fourth(2)	135,205	129,793	12,372	7,233	0.63	0.51

(1) Quarterly results in 2007 include pre-tax acquisition related charges, principally stock based compensation, related to the LM Capital Markets and Ryan Beck acquisitions of $7.3 million, $29.7 million, $9.9 million, and $9.9 million in the first, second, third, and fourth quarters, respectively.

(2) Quarterly results in 2006 include pre-tax acquisition related charges, principally stock based compensation, related to the LM Capital Markets acquisition of $17.8 million, $8.3 million, $7.3 million, and $8.0 million in the first, second, third, and fourth quarters, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Messrs. Kruszewski and Zemlyak have determined that these disclosure controls and procedures are effective.

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

                                                                                                             104                                          Stifel Financial Corp. and Subsidiaries

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

On February 28, 2007, the Company closed on the acquisition of Ryan Beck from BankAtlantic Bancorp, Inc. On April 2, 2007, the Company completed its acquisition of First Service, and its wholly-owned subsidiary FirstService Bank, a Missouri bank, now referred to as Stifel Bank & Trust. As permitted under Section 404 of the Sarbanes-Oxley Act, the Company excluded Ryan Beck and Stifel Bank & Trust from the scope of the internal control evaluation. The Ryan Beck revenues excluded represented approximately 13% of revenues and the amount of net loss in absolute dollars was approximately $7,299,000, or 23% of net income. Stifel Bank & Trust contributed approximately 9% and 17% of net and total assets, respectively, 1% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2007 (included below).

                                                                                                             105                                          Stifel Financial Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corporation
St. Louis, Missouri

We have audited the internal control over financial reporting of Stifel Financial Corp. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ryan Beck, which was acquired on February 28, 2007 and whose financial statements contributed approximately 13% of revenues and whose net loss in absolute dollars was approximately $7,299,000, or 23% of net income, and Stifel Bank & Trust, which was acquired on April 2, 2007, and whose financial statements contributed approximately 9% and 17% of net and total assets, respectively, 1% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting at Ryan Beck and Stifel Bank & Trust, as discussed above.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 28, 2008

                                                                                                             106                                          Stifel Financial Corp. and Subsidiaries

Changes in Internal Control Over Financial Reporting

Further, there were no significant changes in the Company's internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company's Board of Directors and committees, the Company's Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to the Company's Board of Directors is contained in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company has adopted a code of business conduct that applies to the directors, officers and associates that is referred to as the Code of Ethics. The Company makes the Code of Ethics and Corporate Governance Guidelines available free of charge, through its Internet site (http://www.stifel.com). These documents are also available without charge in print upon written request to Stifel Financial Corp., Attn: Investor Relations, One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102. Any amendment to, or waiver of, the Code of Ethics and Corporate Governance Guidelines will be posted on the Company's internet site within the time period required by the SEC and the NYSE.

Information regarding the executive officers is contained in Part 1, Item 1, "Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2007 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors ("Executive Compensation"), as well as "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" is contained in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                                                                                             107                                          Stifel Financial Corp. and Subsidiaries

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,838,930	$ 32.01	1,365,632
Equity compensation plans not approved by stockholders	301,589	$ 9.53	N/A
Total	5,140,519	$ 30.69	1,365,632

On December 31, 2007, the total number of securities to be issued upon exercise of options and units consisted of 1,155,939 options and 3,984,580 units for a total of 5,140,519 shares. The equity compensation plans approved by the stockholders contained 1,155,939 options and 3,682,991 units for a total of 4,838,930 shares. The equity compensation plan not approved by the stockholders contained 301,589 units for a total of 301,589 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2007 for equity compensation plans approved by the stockholders consists of 411,335 shares subject to options granted under the 1997 Stock Incentive Plan, 679,880 shares subject to options granted under the 2001 Incentive Stock Plan, and 64,724 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2007 for equity compensation plans approved by the stockholders consists of 7,984 shares that are subject to stock units granted under the 1997 Stock Incentive Plan, 2,913,032 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 671,815 under the 2007 Incentive Stock Plan and 90,160 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2007, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 152,445 shares under the 1997 Stock Incentive Plan, 680,293 shares under the 2001 Incentive Stock Plan, 518,637 under the 2007 Incentive Stock Plan and 14,257 shares under the Equity Incentive Plan for Non-Employee Directors for a total of 1,365,632 shares.

Equity compensation plans not approved by stockholders

The totals as of December 31, 2007 for equity compensation plans not approved by the stockholders include 301,589 shares that are subject to stock units granted to our investment financial advisors and administrative employees who are not executive officers pursuant to a Wealth Accumulation Plan that was not approved by our stockholders nor funded by another stock-based compensation plan approved by our stockholders. There were no shares reserved for future grants or awards under this plan as of December 31, 2007.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in "Ownership of Certain Beneficial Owners," included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                                                                                             108                                          Stifel Financial Corp. and Subsidiaries

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in "Ownership of Directors, Nominees and Executive Officers," included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in "Certain Relationships and Related Transactions," and "Director Independence" included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Ratification of Appointment of Independent Registered Public Accounting Firm," included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements are contained in Item 8 and made part hereof.
(2)	Consolidated Financial Statement Schedules:
Page

	Schedule II - Valuation and Qualifying Accounts	112

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits: See Exhibit Index on pages 113 to 115 hereof.

                                                                                                             109                                          Stifel Financial Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 4th day of March 2008.

STIFEL FINANCIAL CORP.
(Registrant)

By /s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

                                                                                                             110                                          Stifel Financial Corp. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 4, 2008, in the capacities indicated.

/s/	Ronald J. Kruszewski Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/	James M. Zemlyak James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

/s/	Robert J. Baer Robert J. Baer	Director
/s/	Bruce A. Beda Bruce A. Beda	Director
/s/	Charles A. Dill Charles A. Dill	Director
/s/	John P. Dubinsky John P. Dubinsky	Director
/s/	Richard F. Ford Richard F. Ford	Director
/s/	Frederick O. Hanser Frederick O. Hanser	Director
/s/	Richard J. Himelfarb Richard J. Himelfarb	Director
/s/	Robert E. Lefton Robert E. Lefton	Director
/s/	Scott B. McCuaig Scott B. McCuaig	Director
/s/	Thomas P. Mulroy Thomas P. Mulroy	Director
/s/	James M. Oates James M. Oates	Director
/s/	Ben A. Plotkin Ben A. Plotkin	Director
/s/	Joseph A. Sullivan Joseph A. Sullivan	Director
/s/	Kelvin R. Westbrook Kelvin R. Westbrook	Director

                                                                                                             111                                          Stifel Financial Corp. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STIFEL FINANCIAL CORP. AND SUBSIDIARIES

(In Thousands)

Description	Balance at Beginning Of Period	Additions Charged to Costs And Expenses	Deductions (1)	Balance At End Of Period
Year Ended December 31, 2007
Deducted from asset account:
Allowances for doubtful accounts	$ 307	$ 253	$ 270	$ 290
Deducted from asset account:
Allowances for doubtful notes receivables	687	3,611	3,561	737
Year Ended December 31, 2006
Deducted from asset account:
Allowances for doubtful accounts	204	143	40	307
Deducted from asset account:
Allowances for doubtful notes receivables	767	243	323	687
Year Ended December 31, 2005
Deducted from asset account:
Allowances for doubtful accounts	47	203	46	204
Deducted from asset account:
Allowances for doubtful notes receivables	782	242	257	767

(1)       Uncollected notes written off and recoveries.

                                                                                                             112                                          Stifel Financial Corp. and Subsidiaries

EXHIBIT INDEX

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007

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

                                                                          113                                          Stifel Financial Corp. and Subsidiaries

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

(t)(1)

Office Sublease Agreement by and between Deutsch Bank Securities, Inc. (Lessor) and Stifel, Nicolaus & Company, Incorporated (Lessee), incorporated herein by reference to Exhibit 10.(t)(1) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2006, filed on June 28, 2007.

(t)(2)

Office Lease Agreement by and between ABB South Street Associates, LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10.(t)(1) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2006, filed on June 28, 2007.

                                                                    114                                          Stifel Financial Corp. and Subsidiaries

(u)

Agreement and Plan of Merger, dated as of January 8, 2007 by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc. and Ryan Beck Holdings, Inc. incorporated herein by reference to Exhibit 2.1 to Financial's Current Report on Form 8-K / A (date of earliest event reported-January 8, 2007) filed on January 12, 2007.

	(v)	Stifel Financial Corp. 2007 Incentive Stock Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-145990) filed September 11, 2007. *
11.		Computation of Per Share Earnings is set forth in Note U of Notes to Consolidated Financial Statements included in this Form 10-K.
21.		List of Subsidiaries of Stifel Financial Corp., filed herewith.
23.		Consent of Independent Registered Public Accounting Firm, filed herewith.
31(i).1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31(i).2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

* Management contract or compensatory plan or arrangement.

                                                             115                                     Stifel Financial Corp. and Subsidiaries