Form 10-Q
period 2008-03-31
STIFEL FINANCIAL CORP
filed 2008-05-12
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                             March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [x]                                                                            Accelerated filer ⁫

      Non-accelerated filer  (Do not check if smaller reporting company)⁫         Smaller reporting company ⁫

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ⁫  No [x]

As of April 30, 2008, there were 15,690,425 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
March 31, 2008

PART I.  FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	3-4

Condensed Consolidated Statements of Operations (Unaudited) -- Three Months Ended March 31, 2008 and 2007	5

Condensed Consolidated Statements of Comprehensive Income (Unaudited) -- Three Months Ended March 31, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended March 31, 2008 and 2007	7-9

Notes to Condensed Consolidated Financial Statements (Unaudited)	10 - 37
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	38 - 58
Item 3. Quantitative and Qualitative Disclosures about Market Risk	59 - 60
Item 4. Controls and Procedures	60

PART II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(dollars in thousands)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets	Cash and cash equivalents	$ 88,765	$ 47,963
	Cash segregated under federal and other regulations	5,017	19
	Securities purchased under agreements to resell	13,328	13,245
	Receivable from brokers and dealers:
	Securities failed to deliver	46,477	18,342
	Deposits paid for securities borrowed	52,415	45,144
	Clearing organizations	157,446	115,964
	Receivable from brokerage customers, net of allowance for doubtful receivables of $250 and $290, respectively	467,774	495,289

	Securities:
	Trading securities owned, at fair value	- -	- -
	Trading securities owned and pledged, at fair value	163,302	137,058
	Available-for-sale securities, at fair value	75,293	87,107
	Mortgages held for sale	17,310	- -
	Bank loans, net of allowance for loan losses of $1,567 and $1,685, respectively	130,259	126,668
	Bank foreclosed assets held for sale, net of estimated cost to sell	1,899	757
	Investments	69,506	72,482
	Office equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $43,929 and $41,127, respectively	41,332	40,661

	Goodwill	93,835	91,886
	Intangible assets, net of accumulated amortization of $6,034 and $5,209, respectively	18,240	18,715
	Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $1,635 and $737, respectively	72,454	70,407

	Deferred tax asset, net	36,389	36,632
	Other assets	62,174	81,101
	TOTAL ASSETS	$1,613,215	$1,499,440

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

	(in thousands, except share amounts)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Liabilities and Stockholders' Equity	Liabilities:
	Short-term borrowings from banks	$ 138,400	$ 127,850
	Drafts payable	42,154	51,482
	Payable to brokers and dealers:
	Securities failed to receive	35,920	12,588
	Deposits received from securities loaned	115,112	138,475
	Clearing organizations	16,608	11,436
	Payable to customers	189,962	159,740
	Bank deposits	229,660	192,481
	Trading securities sold, but not yet purchased, at fair value	128,060	36,613
	Accrued employee compensation	88,747	147,161
	Accounts payable and accrued expenses	68,263	72,735
	Debenture to Stifel Financial Capital Trust II	35,000	35,000
	Debenture to Stifel Financial Capital Trust III	35,000	35,000
	Debenture to Stifel Financial Capital Trust IV	25,000	25,000
	Other	24,598	24,598
		1,172,484	1,070,159
	Liabilities subordinated to claims of general creditors	3,693	4,644

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 15,725,064 and 15,546,584 shares, respectively	2,359	2,332

	Additional paid-in capital	310,409	299,258
	Retained earnings	129,095	125,303
	Accumulated other comprehensive loss	(1,992)	(660)
		439,871	426,233
	Less:
	Treasury stock, at cost, 42,987 and 9,253 shares, respectively	1,739	450
	Unearned employee stock ownership plan shares, at cost, 113,882 and 119,305 shares, respectively	1,094	1,146

		437,038	424,637

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,613,215	$1,499,440

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended March 31,
(in thousands, except per share amounts)		2008	2007
Revenues	Commissions	$ 85,701	$ 61,376
	Principal transactions	66,937	26,566
	Investment banking	21,844	43,066
	Asset management and service fees	30,278	19,373
	Interest	13,689	10,700
	Other	(1,207)	1,417
	Total revenues	217,242	162,498
	Less: Interest expense	5,765	5,537
	Net revenues	211,477	156,961
Non-interest Expenses	Employee compensation and benefits	146,030	110,834
	Occupancy and equipment rental	15,716	10,608
	Communications and office supplies	11,947	8,094
	Commissions and floor brokerage	481	1,615
	Other operating expenses	13,378	10,993
	Total non-interest expenses	187,552	142,144
	Income before income taxes	23,925	14,817
	Provision for income taxes	9,578	5,988
	Net income	$ 14,347	$ 8,829
Earnings Per Common Share and Share Equivalents
	Net income per share:
	Basic earnings per share	$ 0.92	$ 0.67
	Diluted earnings per share	$ 0.81	$ 0.58
	Average common shares and share equivalents used in determining earnings per share:
	Basic shares outstanding	15,517	13,107
	Diluted shares outstanding	17,763	15,315

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income	$ 14,347	$ 8,829

Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of income taxes of $(705) and $0, respectively	(1,332)	- -
Other comprehensive loss	(1,332)	- -
Comprehensive income	$ 13,015	$ 8,829

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Three Months Ended March 31,
	(in thousands)	2008	2007
Cash Flows From Operating Activities	Net income	$ 14,347	$ 8,829
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Depreciation and amortization	3,568	1,626
	Loans and advances amortization	4,472	2,349
	Accretion of discounts on available-for-sale securities	(145)	- -
	Provision for loan losses and allowances for loans and advances to financial advisors and other employees	(189)	- -
	Deferred taxes and other	1,328	(1,194)
	Excess tax benefit associated with stock-based awards	(5,957)	(7,319)
	Stock-based compensation	12,074	9,152
	(Gains) losses on investments	3,796	(940)

	Decrease (increase) in assets:
	Operating receivables	(49,373)	(17,036)
	Cash segregated under federal and other regulations	(4,998)	(19)
	Securities purchased under agreements to resell	(83)	6,836
	Loans originated as mortgages held for sale	(75,896)	- -
	Proceeds from mortgages held for sale	61,929	- -
	Trading securities owned, including those pledged	(26,244)	(68,494)
	Loans and advancements to financial advisors and other employees	(6,448)	(7,560)
	Other assets	23,988	(7,968)

	Increase (decrease) in liabilities:
	Operating payables	52,366	(21,239)
	Trading securities sold, but not yet purchased	91,456	62,843
	Other liabilities	(80,578)	(25,124)
	Net cash provided by (used in) operating activities	$ 19,413	$(65,258)

 See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

		Three Months Ended March 31,
	(in thousands)	2008	2007
Cash Flows From Investing Activities	Proceeds from sale or maturity of investments	$ 8,758	$ 9,757
	Proceeds from maturities, calls, and principal pay-downs on available-for-sale securities	9,923	- -
	Proceeds from sale of property	766	- -
	Proceeds from bank customer loan repayments	39,646	- -
	Excess of cash acquired over cash disbursed in Ryan Beck acquisition	- -	3,545
	Payments for:
	Bank customer loan originations	(46,462)	- -
	Purchase of Miller Johnson Steichen Kinnard	- -	(110)
	Purchase of bank foreclosed assets for sale	(1,142)	- -
	Purchase of office equipment and leasehold improvements	(4,630)	(4,910)
	Purchase of investments	(9,488)	(10,148)
	Net cash used in investing activities	(2,629)	(1,866)
Cash Flows From Financing Activities	Increase in bank deposits, net	37,179	- -
	Net proceeds from borrowings from banks	10,550	11,800
	Securities loaned, net	(17,003)	19,452
	Reissuance of treasury stock	319	- -
	Issuance of stock	80	872
	Issuance of debentures to Stifel Financial Capital Trust III	- -	35,000
	Issuance of long-term debt	- -	750
	Excess tax benefits associated with stock-based awards	5,957	7,319
	Proceeds from private placement	- -	100
	Payments for:
	Repurchase agreements	(9)	- -
	Purchases of stock for treasury	(12,141)	(1,107)
	Reduction of subordinated debt	(914)	(720)
	Net cash provided by financing activities	24,018	73,466
	Increase in cash and cash equivalents	40,802	6,342
	Cash and cash equivalents - beginning of period	47,963	20,982
	Cash and cash equivalents - end of period	$ 88,765	$ 27,324

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Three Months Ended March 31,
(in thousands)	2008	2007
Supplemental disclosures of cash flow information:
Interest payments	$ 5,831	$ 4,906
Income tax payments	$ 657	$ 182
Schedule of noncash investing and financing activities:
Units, net of forfeitures	$ 27,238	$ 13,746
Employee stock ownership shares	$ 52	$ 52
Stock and warrants issued for Ryan Beck acquisition	$ - -	$ 111,059

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, primarily Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust, collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although the Company has offices throughout the United States and three European cities, its major geographic area of concentration is in the Midwest, and Mid-Atlantic region. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

    The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

    The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the allowance for loan losses; the fair value of goodwill and intangible assets; the provision for income taxes and related tax reserves, and interim incentive compensation accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term, highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Security Transactions

Trading securities owned, and trading securities sold, but not yet purchased, are carried at fair value, and realized and unrealized gains and losses are included net in principal transaction revenues. Interest for trading securities owned and trading securities sold, but not yet purchased, is included in interest revenues.

Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received by settlement date.

Receivable from customers includes amounts due on cash and margin transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the condensed consolidated statements of financial condition.

Securities purchased under agreements to resell ("Resale Agreements") and securities sold under agreements to repurchase are recorded at the contractual amounts that the securities will be resold/repurchased, including accrued interest. The Company's policy is to obtain possession or control of securities purchased under Resale Agreements and to obtain additional collateral when necessary to minimize the risk associated with this activity.

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

Available-for-Sale Securities

       Available-for-sale securities are securities for which the Company has no immediate plan to sell but which may be sold in the future and are held by the Company's wholly owned subsidiary, Stifel Bank & Trust. Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to or in anticipation of, changes in market conditions. Purchases of available-for-sale securities and proceeds from sales of available-for-sale securities are reflected as investing activities on the Company's condensed consolidated statements of cash flows. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported as other comprehensive income/(loss) until realized. The fair values of the securities are generally determined based upon quoted market prices or through pricing models that utilize observable inputs. Amortization of premiums and accretion of discounts are recorded as interest expense/revenue. Realized gains and losses are recorded as net security gains (losses) in "Other revenues" on the condensed consolidated statements of operations. Gains and losses on sales of securities are determined on the specific-identification method. Available-for-sale securities are regularly reviewed for losses that may be considered other than temporary. Management has evaluated the securities in an unrealized loss position and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The Company considers several factors in its evaluation of other-than-temporary security declines, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings.

Investments

Investments on the condensed consolidated statements of financial condition contain the Company's investments in securities that are marketable and securities that are not readily marketable. These investments are not included in the Company's broker-dealer trading inventory and represent the acquiring and disposing of debt or equity instruments for the Company's benefit. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost that approximates fair value, with gains or losses recorded in "Other revenues" on the condensed consolidated statements of operations. The fair value of investments, for which a quoted market or dealer price is not readily available, is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $7,055 and $8,101 at March 31, 2008 and December 31, 2007, respectively. The marketable investments carried at fair value were $40,350 and $42,609 at March 31, 2008 and December 31, 2007, respectively. Investments carried at accreted cost, which approximates fair value, were $22,101 and $21,772 at March 31, 2008 and December 31, 2007, respectively.

Fair Value

Substantially all of the Company's financial instruments are carried at fair value or amounts that approximate fair value. Securities owned, and securities sold, but not yet purchased are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Other than those separately discussed in the notes to condensed consolidated financial statements, the Company's remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No.157"), on January 1, 2008. SFAS No. 157 applies to all financial instruments that are being measured and reported in "Trading securities owned", "Available-for-sale securities", "Investments", and "Trading securities sold, but not yet purchased" on the condensed consolidated statements of financial condition.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the "exit price"). This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

To differentiate between the basis of fair value measurements, SFAS No. 157 uses a three level hierarchy. The hierarchy is based on observable and unobservable inputs. Financial instrument fair values are ranked based on the significance of observable and unobservable inputs, with Level 1 reflecting the highest level of observable inputs and Level 3 reflecting the unobservable inputs.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

The Company generally includes the fair value measurements for the following financial instruments as Level 1:

•         Exchange-traded equity securities listed in active markets

•         Active corporate obligations

•         U.S. Treasuries

•         Certain government and municipal obligations, and

•         Certain bank notes

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following:

  Quoted prices for similar assets or liabilities in active markets;
  Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market);
  Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); and
  Inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

The Company generally includes the fair value measurements for the following financial instruments as Level 2:

•         Equity securities not actively traded

•         Corporate obligations infrequently traded

•         Certain government and municipal obligations

•         Certain bank notes

•         Interest rate swaps

•         Certain asset-backed securities ("ABS") consisting of collateral debt obligation ("CDO") securities and collateral loan obligation ("CLO") securities,  and

•         Certain mortgage-backed securities ("MBS")

Level 3 fair value measurements are based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Therefore, unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company generally includes the fair value measurements for the following financial instruments as Level 3:

•         Equity securities with unobservable inputs

•         Certain ABS, consisting of CDO securities with unobservable pricing inputs

•         Auction rate securities (ARS)

•         Limited partnerships, and

•         Ownership in a Holding Company

The Company's investments in ARS consist of ARS backed by state and municipal student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities were deemed to be illiquid during the current quarter. As a result, these auction rate securities have been valued at March 31, 2008 using unobservable inputs and have been reclassified from Level 2 to Level 3.

The Company has common stock ownership in a holding company with no observable inputs or data, resulting in the Company's total investment in this holding company being classified as Level 3.

Valuation Techniques

Equity securities (corporate stocks) - All equity securities that are publicly traded stocks with observable prices in active markets receive a Level 1 rating, the highest in the hierarchy. Any equity security not actively traded is given a Level 2 rating, as these are priced based on similar assets traded in active markets. Any equity security not actively traded and valued with unobservable inputs is classified as Level 3.

Corporate obligations - Corporate obligations that are actively traded on major exchanges receive a Level 1 rating. Corporate obligations that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2. Several preferred corporate obligations are held in the form of auction rate securities and were classified as Level 3 as of March 31, 2008 as a result of their illiquidity.

Government obligations - The fair value of government obligations are generally based on quoted prices in active markets and are classified as Level 1. There are instances where quoted prices are not available. In these instances, fair value is determined based on vendor pricing where the vendor uses observable market data; therefore, these obligations are generally classified as Level 2.

Municipal obligations - Municipal obligations that are valued based on quoted prices and actively traded daily are classified as Level 1. The fair values of municipal obligations not priced daily, but measured frequently, are estimated using recently executed transactions and are categorized as Level 2. Several state and municipal bonds are held in the form of auction rate securities. These obligations were given Level 3 classification as of March 31, 2008 due to the illiquid markets for these securities previously discussed.

Bank notes - Bank notes generally have recurring fair value measurements using significant observable market data and are classified as Level 2.

MBS securities - MBS that are actively traded on major exchanges receive a Level 1 rating. MBS that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2.

Asset-backed CDO and CLO securities - With the exception of one investment, the Company's investments in asset-backed CDO's and CLO's are valued using a pricing service firm. This firm uses quoted prices on similar securities actively traded to price the securities. These CDO's and CLO's have been classified as Level 2. The Company prices one investment in CDO's internally based on certain observable and unobservable inputs, and has classified this investment as Level 3.

Mortgages Held for Sale

Residential mortgages that are originated and held for sale are recorded at the lower of cost or market. Declines in market value below cost and any gains or losses on the sale of these assets are recognized in "Other revenues" on the condensed consolidated statements of operations. Market value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold.

Bank Loans and Allowance for Loan Losses

    Bank loans consist of commercial and residential mortgage loans, home equity loans, stock secured loans, construction loans and non-real-estate commercial and consumer loans originated by Stifel Bank & Trust. Bank loans that management has the intent and ability to hold are recorded at outstanding principal adjusted for any charge offs, allowance for loan losses, and deferred origination fees or costs. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized in the period using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Stifel Bank & Trust does not maintain any mortgage servicing rights on mortgages that are sold. Stifel Bank & Trust's loan portfolio does not have any investments in sub-prime mortgages.

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

    In addition, impairment is measured on a loan-by-loan basis for commercial and construction loans and a specific allowance is established for individual loans determined to be impaired in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

    Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is written off. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Bank Foreclosed Assets Held for Sale

    Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank & Trust are held for sale and initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. Expenses from operations and changes in the valuation allowance are included in "Other operating expenses" on the condensed consolidated statements of operations.

Concentration Risk

    At March 31, 2008 and December 31, 2007, the Company did not have any material concentrations in its securities, investments, loans, or receivables portfolios in that it does not hold, nor is it committed to hold, large positions in certain types of securities, securities of a single issuer, issuers located in a particular country or geographical area, or issuers engaged in a particular industry.

Office Equipment and Leasehold Improvements

Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease. Depreciation of office equipment is provided over estimated useful lives of three to seven years using accelerated methods. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Repairs and maintenance costs are expensed as incurred. Office equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or group may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No.144").

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

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at March 31, 2008 and December 31, 2007 was $2,676 and $2,516, respectively, with associated loss allowances of $1,635 and $737, respectively.

Federal Home Loan Bank Stocks

    Federal Home Loan Bank stock of $206 at March 31, 2008 and December 31, 2007, included in "Other assets", is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Bank Deposits

    The fair value of demand deposit accounts, interest bearing savings accounts with no stated maturity, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, approximates the carrying value at March 31, 2008 and December 31, 2007. The carrying amount of interest payable approximates its fair value.

Legal Loss Allowances

The Company records loss allowances related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that the ultimate resolution of certain of these claims will result in losses to the Company. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, accrues what they consider appropriate to provide loss allowances for certain claims, which is included in the condensed consolidated statements of financial condition under the caption "Accounts payable and accrued expenses."

Bank Secured Borrowings

Advances from the Federal Home Loan Bank are recorded at outstanding principal plus accrued interest, which approximates fair value. The advances are secured by a blanket assignment of loans held by the Company. Stifel Bank & Trust did not have any such advances outstanding at March 31, 2008 or December 31, 2007.

Investment Banking

Investment banking revenues include advisory fees, management fees, underwriting fees, net of reimbursable expenses, and sales credits earned in connection with the distribution of the underwritten securities. Investment banking management fees are recorded on the offering date, sales credits on trade date, and underwriting fees at the time the underwriting is completed and the income is determinable. Revenues derived from contractual arrangements, typically advisory fees, are recorded when payments are earned and contractually due. Expenses associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. For the periods presented, there were no significant expenses recognized for incomplete transactions. The Company has not recognized any incentive income that is subject to contingent repayments.

Asset Management and Service Fees

Asset management and service fees are recorded based on the month-end assets in the accounts when earned and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees on managed accounts.

Stock-Based Compensation

    On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, SFAS No. 123R applies to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, prior period amounts have not been restated to reflect the impact of SFAS No. 123R. Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. See Note L to these condensed consolidated financial statements for a further discussion of stock-based compensation.

Income Taxes

The Company utilizes the asset and liability approach defined in SFAS No. 109, Accounting for Income Taxes. The provision for income taxes and related tax accruals are based on management's consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities, and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred taxes to amounts expected to be realized.

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

Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated financial statements. See Note N to these condensed consolidated financial statements for a further discussion on income taxes.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements.  SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income and other comprehensive income, including unrealized gains and losses on investments, is reported, net of their related tax effect, to arrive at comprehensive income.

The components of accumulated other comprehensive income, net of related tax, at March 31, 2008 and December 31, 2007 consist of unrealized holding losses on available-for-sale securities. For the three months ended March 31, 2008, there were no reclassifications of gains (losses) out of accumulated other comprehensive income into earnings.

Derivative Financial Instruments

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. The Company principally utilizes interest rate swaps, on occasion, to economically hedge the fair value of securities in its Fixed Income Capital Markets business; however, these derivatives do not qualify for, nor receive, SFAS No. 133 hedge accounting. Accordingly, all derivatives are carried in the Company's condensed consolidated statements of financial condition at fair value with any realized and unrealized gains or losses recorded in the condensed consolidated statement of operations for that period. Any collateral exchanged as part of the swap agreement is recorded in broker receivables and payables in the condensed consolidated statements of financial condition.

The Company elects to net-by-counterparty the fair value of interest rate swap contracts as provided for under FIN 39, Offsetting of Amounts Related to Certain Contracts, and amended by FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN 39-1"), as long as the contracts contain a legally enforceable master netting arrangement. The fair value of those swap contracts are netted by counterparty in the Company's condensed consolidated statements of financial condition.

At March 31, 2008, the Company was counterparty to derivative financial instruments with notional/contract amounts of $22. The Company did not have any open derivative positions at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's consolidated financial statements. The Company did not elect to designate the fair value option for any of its financial instruments and certain other items allowed by this pronouncement, but may do so in the future.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN 39-1"). FIN 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the condensed consolidated statements of financial condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's consolidated financial statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB"), No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB No. 109"). SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's financial condition or results of operations.

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

In February 2008, the FASB issued FASB Staff Position ("FSP") FAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP No. 157-2"). FSP No. 157-2 defers the effective date of SFAS No. 157, Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not anticipate that the adoption of FSP No. 157-2 related to nonfinancial assets and nonfinancial liabilities will have a significant impact on the Company's consolidated financial statements.

In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP No. 140-3"). FSP No. 140-3 applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. 140-3 requires that a transferor and transferee not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of FSP No. 140-3 will have on its consolidated statements of financial condition and its consolidated statements of cash flows. The adoption will not have an impact on the Company's consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its disclosures. Since SFAS No. 161 requires only additional disclosures, the adoption of SFAS No. 161 will not have an impact on the Company's consolidated financial statements.

NOTE B - ACQUISITIONS

    On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary, Ryan Beck & Company, Inc. ("Ryan Beck"), from BankAtlantic Bancorp, Inc. Ryan Beck's results of operations have been included in the Company's condensed consolidated statements of operations prospectively beginning on the date of acquisition. This acquisition extends the Company's geographic reach in the East and Southeast regions and leverages the capabilities of the Company's capital markets business, strong research platforms, and technology and operations infrastructure.

    Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 2,467,600 shares of Company common stock valued at $41.55 per share, which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 500,000 shares of Company common stock at an exercise price of $36.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair values of the warrants on the date of closing and issuance were $16,440 and $16,895, respectively.

    In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees, as defined, over $25,000 for each successive year in the two year period following closing. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. Any contingent payments will be reflected as additional purchase consideration and reflected in goodwill. The Company obtained the approval of shareholders on June 22, 2007 for the issuance of up to 1,000,000 additional shares of Company common stock for the payment of contingent earn-out consideration. At March 31, 2008, the Company recorded $1,754 for the first investment banking contingent payment. The Company paid this contingent payment in 38,059 shares of Company common stock in the second quarter.

In addition to the transaction consideration described above, the Company i) established a retention program for certain associates of Ryan Beck valued at approximately $47,916, consisting of $24,423 employee loans paid in cash and 394,179 Company restricted stock units ("Units") valued at $23,493 using a share price of $59.60, the price on the date of shareholder approval; and ii) issued 280,248 Units valued at approximately $16,703 using the price on the date of shareholder approval, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. On June 22, 2007, the Company obtained shareholder approval for the Stifel Financial 2007 Incentive Stock Plan from which the above units were issued. Additionally, as a result of the amendment to the Ryan Beck deferred compensation plans in June 2007, the Company recorded a $20,568 charge to employee compensation and benefits.

A summary of the fair values of the net assets acquired as of February 28, 2007, based upon the purchase price allocation, is as follows (in thousands):

Cash	$ 6,198
Cash segregated under federal and other regulations	97
Receivables from customers	3
Securities owned, at fair value	113,891
Office equipment and leasehold improvements	9,458
Goodwill	51,125
Intangible asset	13,968
Loans and advances to financial advisors and other employees	17,283
Deferred tax asset	7,234
Other assets	41,515
Total assets acquired	260,772
Securities sold, but not yet purchased, at fair value	59,826
Accrued employee compensation	47,322
Accounts payable and accrued expenses	32,002
Total liabilities assumed	139,150
Net assets acquired	$ 121,622

    The goodwill and intangible assets of $65,093 were assigned to Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $49,600, $11,977, and $3,516, respectively. The total amount of goodwill and intangible assets is not deductible for tax purposes.

    The final allocation of the purchase price on the Company's condensed consolidated financial statements may differ from that reflected herein as a result of the final resolution of contingent consideration for this acquisition.

The following unaudited pro forma financial data assumes the acquisition of Ryan Beck had occurred at the beginning of 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2007. The unaudited pro forma results include pro-rata compensation expense related to the amortization of $24,423 employee loans paid in cash. The unaudited pro forma results do not include any anticipated Ryan Beck future cost savings related to the elimination of clearing fees and redundant corporate overhead expenses.

(in thousands, except per share data)	Three Months Ended March 31, 2007 (unaudited)
Total revenues	$ 193,668
Net income	$ 5,638
Diluted earnings per share	$0.33
Diluted weighted average shares outstanding	16,971

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

The acquisition was funded by the net proceeds to the Company from the sale of the Junior Subordinated Debentures to Stifel Financial Capital Trust III. Upon consummation of the Merger, the Company became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, First Service Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to Stifel Bank & Trust.

The following reflects the fair values of assets acquired and liabilities assumed by the Company in the First Service acquisition (in thousands):

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

NOTE C - FAIR VALUE MEASUREMENTS

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note A for a further discussion regarding the Company's policies regarding this hierarchy.

The following tables present information about the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets
Trading securities owned and pledged:
U.S. government and agency securities	$ 9,052	$ 48,923	$ - -	$ 57,975
State and municipal bonds	- -	28,025	8,264	36,289
Corporate obligations	- -	44,062	- -	44,062
Corporate stocks	16,529	1,631	6,816	24,976
Total trading securities owned and pledged	25,581	122,641	15,080	163,302

Available-for-sale securities:
U.S. government agencies	- -	16,859	- -	16,859
State and political subdivisions	- -	1,539	11,020	12,559
Mortgage-backed securities- agency collateralized	- -	12,929	- -	12,929
Mortgage-backed securities- non-agency collateralized	- -	14,298	- -	14,298
Corporate bonds	- -	2,993	- -	2,993
Asset-backed securities	- -	7,661	7,994	15,655
Total available-for-sale securities	- -	56,279	19,014	75,293

Investments
Marketable equity securities	2,243	1,319	- -	3,562
Mutual funds	27,770	1,473	- -	29,243
U.S. government obligations	30,855	371	- -	31,226
Other investments	192	98	5,185	5,475
Total investments	61,060	3,261	5,185	69,506
Total assets measured at fair value on a recurring basis	$ 86,641	$ 182,181	$ 39,279	$ 308,101

Liabilities
Trading securities sold, but not yet purchased:
U.S. government and agency securities	$ 21,830	$ - -	$ - -	$ 21,830
State and municipal bonds	- -	112	- -	112
Corporate obligations	- -	96,615	- -	96,615
Corporate stocks	7,864	1,639	- -	9,503
Total trading securities sold, but not yet purchased	29,694	98,366	- -	128,060
Total liabilities measured at fair value on a recurring basis	$ 29,694	$ 98,366	$ - -	$ 128,060

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

(in thousands)	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Beginning balance at January 1, 2008	$ - -	$ 10,074	$ 5,653	$ 15,727
Unrealized gains (losses)
Included in net income			(190)	(190)
Included in other comprehensive income	- -	(2,080)	- -	(2,080)
Realized gains (losses)	- -	- -	(281)	(281)
Purchases, issuances, and settlements	- -	- -	3	3
Transfers in and/or out of Level 3	15,080	11,020	- -	26,100
Ending balance at March 31, 2008	$ 15,080	$ 19,014	$ 5,185	$ 39,279

The results included in the table above are only a component of the overall trading strategies of the Company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The Company did not have any Level 3 liabilities at March 31, 2008 or January 1, 2008. The changes to the Company's Level 3 classified instruments were principally a result of transfers of preferred and municipal auction rate securities from Level 2 into Level 3 during the quarter.

NOTE D - TRADING SECURITIES OWNED AND TRADING SECURITIES SOLD, BUT NOT YET PURCHASED

The components of trading securities owned and trading securities sold, but not yet purchased at March 31, 2008 and December 31, 2007, are as follows:

(in thousands)	March 31, 2008		December 31, 2007
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 57,975	$ 21,830	$ 53,086	$ 15,582
State and municipal bonds	36,289	112	52,257	68
Corporate obligations	44,062	96,615	14,150	11,856
Corporate stocks	24,976	9,503	17,565	9,107
	$ 163,302	$ 128,060	$ 137,058	$ 36,613

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Trading securities owned and pledged, at fair value" in the condensed consolidated statements of financial condition.

NOTE E - AVAILABLE-FOR-SALE SECURITIES

    The following table provides a summary of the amortized cost and fair values of available-for-sale securities at March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$ 16,492	$ 367	$ - -	$ 16,859
State and political subdivisions	13,118	21	(580)	12,559
Mortgage-backed securities- agency collateralized	13,340	- -	(411)	12,929
Mortgage-backed securities- non-agency collateralized	14,121	177	- -	14,298
Corporate bonds	2,993	- -	- -	2,993
Asset-backed securities	18,366	- -	(2,711)	15,655
Total available-for-sale securities	$ 78,430	$ 565	$ (3,702)	$ 75,293

(in thousands)	December 31, 2007
Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	- -	15,126
Mortgage-backed securities- agency collateralized	13,465	- -	(10)	13,455
Mortgage-backed securities- non-agency collateralized	14,444	232	- -	14,676
Corporate bonds	2,993	- -	(23)	2,970
Asset-backed securities	19,699	- -	(1,581)	18,118
Total available-for-sale securities	$ 88,207	$ 515	$ (1,615)	$ 87,107

    During the first quarter of 2008, available-for-sale securities with an aggregate par value of $9,206 were called by the issuing agencies, resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, the Company received principal payments on asset-backed and mortgage-backed securities of $717. During the quarter, unrealized losses of $1,332, net of $705 of deferred tax benefits, were recorded into accumulated other comprehensive loss. There were no realized gains or losses during the quarter related to available-for-sale securities.

    The amortized cost and fair value of available-for-sale securities at March 31, 2008 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008
(in thousands)	Amortized Cost	Fair Value
U.S. Government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 1,096	$ 1,103
One to three years	9,284	8,704
Three to five years	3,180	3,185
Five to ten years	14,739	15,043
Over ten years	22,670	20,031
Mortgage-backed securities:
Over twenty-five years	27,461	27,227
Total available-for-sale securities	$ 78,430	$ 75,293

    The carrying value of securities pledged as collateral to secure public deposits and other purposes was $1,017 and $12,105 at March 31, 2008 and December 31, 2007, respectively.

    Certain investments in debt securities are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. Total fair value of these investments at March 31, 2008 was $42,597, which was approximately 57% of the Company's available-for-sale investment portfolio. The amortized cost basis of these investments was $46,299 at March 31, 2008. These declines primarily resulted from liquidity issues that have had a pervasive impact on the market. Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, the Company believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE F - BANK LOANS

    The following table provides a summary of Stifel Bank & Trust's loan portfolio at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
($'s in thousands)	Balance	%	Balance	%
Commercial real estate	$ 43,054	32%	$ 39,184	30%
Construction and land	18,017	14%	24,447	19%
Commercial	32,338	24%	31,526	25%
Residential real estate	26,699	20%	27,628	21%
Home equity lines of credit	9,908	8%	1,524	1%
Consumer	2,870	2%	3,474	3%
Other	56	- -%	570	1%
Total bank loans	132,942	100%	128,353	100%
Add: unamortized loan origination costs, net of loan fees	242		- -
Less: loans in process	(1,358)		- -
Less: allowance for loan losses	(1,567)		(1,685)
Total bank loans, net	$ 130,259		$ 126,668

    Changes in the allowance for loan losses for the three months ended March 31, 2008 are as follows (prior year period is not presented as Stifel Bank & Trust was acquired on April 2, 2007) (in thousands):

Allowance for loan losses, beginning of period	$ 1,685
Provision for loan loss charged to operations	135
Charge-offs	(253)
Recoveries	- -
Allowances for loan losses, end of period	$ 1,567

    At March 31, 2008, Stifel Bank & Trust had $17,310 in mortgage loans held for sale. For the three months ended March 31, 2008, Stifel Bank & Trust recognized a gain of $239 from the sale of loans originated for sale, net of fees and costs to originate these loans.

    Included in the loan portfolio at March 31, 2008 and December 31, 2007 are impaired loans totaling $1,927 and $657, respectively, for which there are specific loss allowances of $718 and $328, respectively. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at March 31, 2008 or December 31, 2007. Approximately $990 of the purchase price related to Stifel Bank & Trust was deposited into an escrow account pending satisfaction of certain contingencies, including impaired and non-accrual loans (See Note B - Acquisitions). The gross interest income related to impaired and non-accruing loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the current quarter were immaterial to the condensed consolidated financial statements. There were no troubled debt restructurings during the quarter ended March 31, 2008 or year ended December 31, 2007.

    At March 31, 2008 and December 31, 2007, Stifel Bank & Trust had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $4,173 and $4,194, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $473 and $260, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE G - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2007	$ 42,303	$ 25,528	$ 7,267	$ 16,788	$ 91,886
Acquisitions/purchase price adjustments	1,462	390	97	- -	1,949
Balance at March 31, 2008	43,765	25,918	7,364	16,788	93,835

Intangible Assets
Balance at December 31, 2007	12,336	3,394	1,212	1,773	18,715
Net additions	- -	350	- -	- -	350
Amortization of intangible assets	(534)	(123)	(40)	(128)	(825)
Balance at March 31, 2008	11,802	3,621	1,172	1,645	18,240

Total goodwill and intangible assets	$ 55,567	$ 29,539	$ 8,536	$ 18,433	$ 112,075

The changes in goodwill during the three months ended March 31, 2008 are attributable to the acquisition of Ryan Beck and consist of accruals for estimated investment banking earn-out payments of $1,089 and purchase price adjustments of $860, principally related to the allowance for doubtful receivables from former employees.

Intangible assets consist of acquired customer lists, core deposits, and non-compete agreements that are amortized to expense over their contractual or determined useful lives, as well as backlog, which is amortized against revenues as specific transactions are closed. The gross and accumulated amortization balances of intangibles are as follows:

	March 31, 2008			December 31, 2007
(in thousands) Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$ 19,533	$ 3,851	$ 15,682	$ 19,533	$ 3,301	$ 16,232
Backlog	348	339	9	348	339	9
Core deposits	2,157	512	1,645	2,157	384	1,773
Non-compete agreements	2,236	1,332	904	1,886	1,185	701
Total amortized intangible assets	$ 24,274	$ 6,034	$ 18,240	$ 23,924	$ 5,209	$ 18,715

Aggregate amortization expense related to intangible assets was $825, and $306 for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization expense for the next five years is: 2008 - $3,076 (including $825 recognized during the first three months); 2009 - $2,372; 2010 - $2,093; 2011 - $1,896; and 2012 - $1,618. The weighted-average remaining lives of the following intangible assets at March 31, 2008 are: customer lists 6.9 years; core deposits 7.0 years; and non-compete agreements 1.5 years.

NOTE H -BANK DEPOSITS

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at March 31, 2008 and December 31, 2007 are summarized as follows:

(in thousands)	March 31, 2008	December 31, 2007
Demand deposits-non-interest bearing	$ 17,217	$ 9,260
Demand deposits-interest bearing	3,733	3,054
Money market accounts	163,801	133,057
Savings accounts	363	365
Certificates of deposit, less than $100	26,505	27,324
Certificates of deposit, $100 and greater	18,041	19,421
Total deposits	$ 229,660	$ 192,481

The weighted average interest rate on deposits was approximately 2.8% and 4.3% at March 31, 2008 and December 31, 2007, respectively.

The scheduled maturities of certificates of deposit at March 31, 2008 and December 31, 2007 were as follows (in thousands):

(in thousands)	March 31, 2008	December 31, 2007
Certificates of deposit, less than $100:
Within one year	$ 21,686	$ 22,984
One to three years	4,535	2,998
Over three years	284	1,342
	$ 26,505	$ 27,324
Certificates of deposit, $100 and greater:
Within one year	$ 14,663	$ 16,002
One to three years	3,378	2,501
Over three years	- -	918
	$ 18,041	$ 19,421

At March 31, 2008 and December 31, 2007, the amount of deposits includes deposits of related parties, including $147,252 and $118,160, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $642 and $1,114, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At March 31, 2008 and December 31, 2007, customer demand deposit overdrafts of $56 and $570, respectively, have been recorded to "Bank loans" on the condensed consolidated statements of financial condition.

NOTE I - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2008, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, the Company had pledged customer-owned securities valued at $59,489 and $78,250, at March 31, 2008 and December 31, 2007, respectively. The amounts on deposit satisfied the minimum margin deposit requirement of $53,232 and $56,525 at those dates.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had deposited $16,900 and $13,000 in cash, at March 31, 2008 and December 31, 2007, respectively which satisfied the minimum margin deposit requirements of $12,505 and $7,698, respectively.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company's liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these arrangements.

Stifel Bank & Trust had commitments to repurchase securities sold at March 31, 2008 and December 31, 2007 in the amounts of $29 and $38, respectively. The securities were repurchased the next day and Stifel Bank & Trust has pledged a security interest in Stifel Bank & Trust owned bonds as collateral.

In the ordinary course of business, Stifel Bank & Trust has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note M to condensed consolidated financial statements for further discussion.

NOTE J - LEGAL PROCEEDINGS

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

    Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the condensed consolidated statements of financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future periods, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period.

    Additionally, the Company has provided loss allowances for matters for which losses are probable in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts accrued. For the periods presented, the recording of legal accruals did not have a material impact on the condensed consolidated statements of operations.

NOTE K - REGULATORY AND CAPITAL REQUIREMENTS

As a registered broker-dealer, Stifel Nicolaus is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act (the "Rule"), which requires the maintenance of minimum net capital, as defined. Stifel Nicolaus has elected to use the alternative method permitted by the Rule that requires maintenance of minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions, as defined. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. Another subsidiary, CSA, is also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. CSA has consistently operated in excess of its capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At March 31, 2008, Stifel Nicolaus had net capital of $155,323, which was 29.8% of aggregate debit items and $144,881 in excess of minimum required net capital. CSA had net capital of $4,504 at March 31, 2008, which was $4,165 in excess of minimum required net capital. At December 31, 2007, Stifel Nicolaus had net capital of $129,620, which was 23.2% of aggregate debit items and $118,445 in excess of minimum required net capital. At December 31, 2007, CSA had net capital of $3,699, which was $3,417 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2008 and December 31, 2007, SN Ltd's capital and reserves were $8,885 and $8,367, respectively, which were $6,225 and $4,537, respectively, in excess of the financial resources requirement under the rules of the FSA.

    The Company, as a bank holding company, and Stifel Bank & Trust are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Missouri State Division of Finance, respectively. Additionally, Stifel Bank & Trust is regulated by the Federal Depository Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Stifel Bank & Trust's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Stifel Bank & Trust must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Stifel Bank & Trust's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company, as a bank holding company, and Stifel Bank & Trust to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008 and December 31, 2007 that the Company and Stifel Bank & Trust meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. The calculation of Stifel Bank & Trust's total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at March 31, 2008 and December 31, 2007 is set forth in the table below.

Stifel Bank & Trust

Federal Reserve Capital Amounts

($'s in 000's)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total capital to risk-weighted assets	$ 40,799	19.8%	$ 16,491	8.0%	$ 20,614	10.0%
Tier 1 capital to risk-weighted assets	$ 39,232	19.0%	$ 8,246	4.0%	$ 12,368	6.0%
Tier 1 capital to adjusted average total assets	$ 39,232	16.1%	$ 9,763	4.0%	$ 12,204	5.0%
As of December 31, 2007:
Total capital to risk-weighted assets	$ 40,420	21.3%	$ 15,208	8.0%	$ 19,010	10.0%
Tier 1 capital to risk-weighted assets	$ 38,735	20.4%	$ 7,604	4.0%	$ 11,406	6.0%
Tier 1 capital to adjusted average total assets	$ 38,735	17.5%	$ 8,860	4.0%	$ 11,075	5.0%

NOTE L - STOCK-BASED COMPENSATION PLANS

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

In connection with the Company's acquisition of Ryan Beck, the Company established a retention program, including cash and equity compensation awards (in the form of restricted stock units) for certain investment executives and officers of Ryan Beck. On June 22, 2007, the Company's shareholders approved the Stifel Financial Corp. 2007 Incentive Stock Plan (the "2007 Incentive Stock Plan") whereby the Company may grant up to an aggregate of 1,200,000 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units.

    Awards under the Company's incentive stock award plans are granted at market value at the date of the grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period, except for awards under the Equity Incentive Plan for Non-Employee Directors, which are exercisable six months to one year from date of grant.

    All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to interpret the Plans, determine to whom awards may be granted under the Plans, and determine the terms of each award. According to these plans, the Company is authorized to grant an additional 886,648 shares at March 31, 2008.

Stock Option/Incentive Award Plans

    Total compensation cost for stock options for the three months ended March 31, 2008 and March 31, 2007 was $116 and $135, respectively. The total tax benefit related thereto was $506 and $1,329, respectively.

    For the three months ended March 31, 2008, no options were granted. The Company has substantially eliminated the use of stock options as a form of compensation. As of March 31, 2008, there were 1,091,806 options outstanding at a weighted-average exercise price of $11.46 and a weighted-average remaining contractual life of 3.84 years. As of March 31, 2008, there was approximately $1,009 of unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted average period of 1.73 years.

    The Company received $652 cash from the exercise of stock options during the three months ended March 31, 2008.

Stock Units

    The total stock unit compensation cost, which is included in "Employee compensation and benefits" on the condensed consolidated statements of operations, under all of the Company's incentive stock plans recognized for the three months ended March 31, 2008 and March 31, 2007 was $11,534 and $9,532 respectively. The total tax benefit related thereto was $5,451 and $5,989, respectively.

    During the three month period ended March 31, 2008, the Company granted 649,710 units with a fair value of $27,937 and converted 536,635 units into common stock, and cancelled 303 stock unit grants. At March 31, 2008, the total number of non-vested stock units under the plans was 3,170,130 with a total unrecognized compensation cost of $95,342.

A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. The Company charged $8,330 and $7,083 to employee compensation and benefits for the three months ended March 31, 2008 and 2007, respectively, relating to units granted under this plan.

Stifel Nicolaus has a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by financial advisors. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $29,243 at March 31, 2008 and $30,760 at December 31, 2007 in mutual funds that were purchased by the Company to economically hedge its liability to the financial advisors that choose to base the performance of their return on the index mutual fund option. Financial advisors may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain financial advisors, upon joining the firm, may receive Company stock units in lieu of transition cash payments. Deferred compensation related to this plan cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. Charges to employee compensation and benefits related to this plan were $2,996 and $1,883 for the three months ended March 31, 2008 and 2007, respectively.

As a component of the total units granted under the Company's incentive stock plans, on June 22, 2007, the Company granted 394,179 restricted stock units for a component of the Ryan Beck retention program and issued 280,248 restricted stock units in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. Both unit grants were made under the 2007 Incentive Stock Plan. The value of the restricted stock units was $40,196. The restricted stock units granted for the retention program will vest over a three to seven year period. The Company incurred compensation expense of $1,163 for the retention program during the three months ended March 31, 2008, which is included in the total stock unit compensation cost.

    As a component of the total units granted under the Company's incentive stock plans, the Company granted 1,807,610 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") on January 2, 2006. The units were granted in accordance with the Company's 2001 incentive stock award plan, as amended, with fair value of $67,948. The units vest ratably over a three year period. The Company incurred compensation expense of $5,180 and $5,457 in the first quarter of 2008 and 2007, respectively, which is included as a component of the total stock unit compensation cost.

NOTE M - OFF-BALANCE SHEET CREDIT RISK

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

At March 31, 2008 and December 31, 2007, Stifel Bank & Trust had outstanding commitments to originate loans aggregating approximately $1,306 and $4,236, respectively. The commitments extended over varying periods of time with all commitments at March 31, 2008 scheduled to be disbursed the following month.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank & Trust to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank & Trust be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2008 and December 31, 2007, Stifel Bank & Trust had total outstanding letters of credit totaling $355 and $344, respectively. Expiration terms for commitments outstanding at March 31, 2008 range from one month to one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank & Trust uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2008 and December 31, 2007, Stifel Bank & Trust had granted unused lines of credit to commercial and consumer borrowers aggregating $25,822 and $19,437, respectively.

See Note Q of the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding the Company's financial instruments with off-balance sheet credit risk.

NOTE N - INCOME TAXES

FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. The Company adopted the provisions of FIN 48 effective January 1, 2007 and recognized a $138 increase in the liability for unrecognized tax benefits (including interest and penalties) upon adoption, which was accounted for as an $83 increase to the January 1, 2007 balance of retained earnings and a $221 increase in net deferred tax assets.

At December 31, 2007, the Company's liability for gross unrecognized tax benefits was $2,869. Included in the balance at December 31, 2007 is $2,106 of tax positions excluding interest and penalties that, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had accrued interest related to unrecognized tax benefits of $524 at December 31, 2007, and accrued penalties related to unrecognized tax benefits of $127 at December 31, 2007. There has not been any significant change in the Company's gross unrecognized tax benefits during the three months ended March 31, 2008 and the Company does not expect gross unrecognized tax benefits to change significantly during the current fiscal year.

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

NOTE O - SEGMENT REPORTING

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

Information concerning operations in these segments of business is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net Revenues
Private Client Group	$ 114,853	$ 85,527
Equity Capital Markets	49,228	52,530
Fixed Income Capital Markets	44,002	14,615
Stifel Bank (1)	2,082	- -
Other	1,312	4,289
Total Net Revenues	$ 211,477	$ 156,961
Operating Contributions
Private Client Group	$ 25,605	$ 18,091
Equity Capital Markets	6,927	13,418
Fixed Income Capital Markets	14,913	1,887
Stifel Bank (1)	309	- -
Other/Unallocated Overhead	(23,829)	(18,579)
Income before income taxes	$ 23,925	$ 14,817

(1) The Stifel Bank segment was added beginning April 2, 2007 with the Company' acquisition of First Service, now referred to as Stifel Bank & Trust.

Information regarding net revenues by geographic area is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net Revenues
United States	$ 202,932	$ 150,489
United Kingdom	5,677	3,467
Other European	2,868	3,005
Total Net Revenues	$ 211,477	$ 156,961

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE P - STOCKHOLDERS' EQUITY

    The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares. During the first three months of 2008, the Company repurchased 372,879 shares of its common stock, at an average price of $41.86 per share. The Company reissued 339,145 shares of common stock and issued 178,480 new shares for its employee benefit plans in the first three months of 2007.

NOTE Q - EARNINGS PER SHARE

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

The components of the basic and diluted EPS calculations for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Income Available to Common Stockholders
Net Income	$ 14,347	$ 8,829
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	15,517	13,107
Effect of dilutive securities from employee benefit plans	2,246	2,208
Diluted Weighted Average Shares Outstanding	17,763	15,315
Basic Earnings per share	$ 0.92	$ 0.67
Diluted Earnings per share	$ 0.81	$ 0.58

NOTE R - SUBSEQUENT EVENT

On May 12, 2008, the Board of Directors authorized a 50% stock dividend, which will be made in the form of a three-for-two stock split to shareholders of record on May 29, 2008. Each shareholder will receive one additional share for every two shares owned on June 12, 2008. Cash will be distributed in lieu of fractional shares. The Company had 15,690,425 shares outstanding as of April 30, 2008, and, after the split, will have an estimated 23,535,638 shares outstanding.

The following table presents unaudited pro forma basic and diluted weighted average shares outstanding and basic and diluted earnings per share assuming the stock split had occurred at the beginning of each of the three month periods ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008 As Reported	2008 Pro Forma	2007 As Reported	2007 Pro Forma
Income Available to Common Stockholders
Net Income	$ 14,347	$ 14,347	$ 8,829	$ 8,829
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	15,517	23,276	13,107	19,661
Effect of dilutive securities from employee benefit plans	2,246	3,369	2,208	3,312
Diluted Weighted Average Shares Outstanding	17,763	26,645	15,315	22,973
Basic Earnings per share	$ 0.92	$ 0.62	$ 0.67	$ 0.45
Diluted Earnings per share	$ 0.81	$ 0.54	$ 0.58	$ 0.38

******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Securities Exchange Act") that are based upon our current expectations and projections about current events. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements from our use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include statements relating to:

•         our goals, intentions and expectations;

•         our business plans and growth strategies;

•         our ability to integrate and manage our acquired businesses;

•         estimates of our risks and future costs and benefits; and

•         forecasted demographic and economic trends relating to our industry.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, changes in general economic and business conditions, actions of competitors, regulatory actions, changes in legislation, technology changes and the risks and other factors. See important factors that may impact our results set forth in Part 1, Item 1A. - Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Business & Economic Environment

Through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust, the Company is engaged in retail brokerage, securities trading, investment banking, investment advisory, residential, consumer and commercial banking and related financial services throughout the United States and three European offices. Although the Company has offices across the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions. The Company's principal customers are individual investors, corporations, municipalities and institutions.

Concerns over inflation, recession, energy costs, and geopolitical issues have continued to become increasingly pressing. Specifically, the challenges presented by the global credit slowdown, the U.S. sub-prime mortgage market, a declining residential real estate market in the U.S., the disruption in the auction-rate securities market, and an increase in the rate of unemployment, contributed to increased volatility and diminished expectations for the economy and the markets going forward. Consumer confidence, based upon a preliminary index of consumer sentiment, reached the lowest point in 26 years in early April 2008, primarily as a result of a deteriorating labor market and increased gasoline prices. At March 31, 2008, the key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500") and the NASDAQ closed approximately 8%, 10%, and 14% respectively, lower than their December 31, 2007 closing prices. Given such factors, the current quarter results may not be indicative of future results.

The U.S. Federal Reserve System's Federal Open Market Committee (the "FOMC") continued to be aggressive in monitoring monetary policy during the quarter, meeting 5 times, including 3 unscheduled meetings. The FOMC reduced the federal funds rate 3 times during the quarter, ending the quarter with a federal funds rate of 2.25%, down 200 basis points from the December 31, 2007 rate of 4.25%. Long-term interest rates, as measured by the 10-year U.S. Daily Treasury Yield Curve, were 3.45% at March 31, 2008, down from 4.04% at December 31, 2007.

Although the Company does not engage in any significant proprietary trading for its own account, the inventory of securities held to facilitate customer trades and its market making activities are sensitive to market movements. The Company does not have any significant direct exposure to the sub-prime market crisis, but is subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms and interest rate fluctuations. Stock prices for companies in this industry have decreased, including Stifel Financial Corp. subsequent to year-end, as a result of reactions to the global credit crisis and the continued volatility in the financial services industry. The Company will continue to monitor its market capitalization and review for potential goodwill asset impairment losses if events or changes in circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount.

Acquisitions

On February 28, 2007, the Company closed on the acquisition of Ryan Beck Holdings, Inc. and its wholly owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck") from BankAtlantic Bancorp, Inc. Ryan Beck continued to operate as a free standing broker-dealer through the end of the third quarter of 2007, when the conversion of its existing branches to Stifel Nicolaus was completed. The results of operations for the Company, Private Client Group, Equity Capital Markets and Fixed Income Capital Markets include the acquired Ryan Beck business results of operations beginning on the date of acquisition.

On April 2, 2007, the Company completed its acquisition of First Service Financial Company ("First Service") and it's wholly owned subsidiary, FirstService Bank, by means of the merger of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel, with AcquisitionCo surviving the merger. Upon consummation of the merger, Stifel became a bank holding company and a "financial holding company," subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust." The results of operations for the Company and the Stifel Bank segment include the acquired Stifel Bank & Trust business results of operations beginning on the date of acquisition.

Executive Summary

The Company's overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets and the increased activity from the successful integrations of the Ryan Beck acquisition on February 28, 2007 and the Stifel Bank & Trust acquisition on April 2, 2007, and the Company's continued expansion of the Private Client Group ("PCG"). Comparability of the current year first quarter results to the prior year for total company and segment results is affected by the inclusion of the full three months of Ryan Beck's and Stifel Bank & Trusts' results of operations for the first quarter of 2008 compared to one month of Ryan Beck's results of operations in the first quarter of 2007 and no activity for Stifel Bank & Trust in the first quarter of 2007. For March 2007, Ryan Beck contributed net revenues and a loss before income taxes of $17.6 million and $(1.1) million, respectively. For the three months ended March 31, 2008, Ryan Beck contributed incremental net revenues and income before income taxes of $35.1 million and $11.0 million, respectively, and Stifel Bank & Trust contributed net revenues and income before income taxes of $2.1 million and $309,000, respectively.

While the Company's net revenues increased to $211.5 million for the three months ended March 31, 2008 compared to $157.0 million for the three months ended March 31, 2007, primarily from increased commissions, principal transactions, and asset management and services fees, certain of our business activities were impacted by the particularly challenging equity market conditions as evidenced by the decline of the Company's investment banking revenues of approximately $21.2 million from the year ago quarter.

As a result of the turmoil in the credit markets, many issuances of auction rate securities ("ARS") have been adversely affected. The Company held $15.1 million and $11.0 million of ARS in its inventory of trading securities and available-for-sale-securities, respectively, which were considered to be illiquid at March 31, 2008. Additionally, the Company held $8.0 million of collateralized debt obligation ("CDO") securities in its available-for-sale securities portfolio, which were also considered to be illiquid at March 31, 2008. The Company has the ability to hold these securities until market recovery and has concluded that as of March 31, 2008 there has not been other than temporary impairment to these securities. The Company will continue to monitor these investments for impairment.

Our business does not produce predictable earnings and is potentially affected by many risk factors such as the economic and global credit slowdown, among others. For a further discussion of the factors that may affect our future operating results, see Part 1, Item 1A. - Risk Factors of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations for the Company

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

	Three Months Ended
	March 31, 2008			March 31, 2007
($'s in thousands)	Amount	% of Net Revenue	% Increase/ (Decrease)	Amount	% of Net Revenue
Revenues
Commissions and principal transactions	$ 152,638	72.2%	74%	$ 87,942	56.1%
Investment banking	21,844	10.3	(49)	43,066	27.4
Asset management and service fees	30,278	14.3	56	19,373	12.3
Interest	13,689	6.5	28	10,700	6.8
Other	(1,207)	(0.6)	N/M	1,417	0.9
Total revenues	217,242	102.7	34	162,498	103.5
Less: Interest expense	5,765	2.7	4	5,537	3.5
Net revenues	211,477	100.0	35	156,961	100.0
Non-Interest Expenses
Employee compensation and benefits	146,030	69.1	32	110,834	70.7
Occupancy and equipment rental	15,716	7.4	48	10,608	6.8
Communication and office supplies	11,947	5.7	48	8,094	5.1
Commissions and floor brokerage	481	0.2	(70)	1,615	1.0
Other operating expenses	13,378	6.3	22	10,993	7.0
Total non-interest expenses	187,552	88.7	32	142,144	90.6
Income before income taxes	23,925	11.3	61	14,817	9.4
Provision for income taxes	9,578	4.5	60	5,988	3.8
Net income	$ 14,347	6.8%	62%	$ 8,829	5.6%

N/M=Not meaningful

The following table presents average balance data and operating interest income and expense data for the Company, as well as related interest yields for the years indicated:

	Three Months Ended
	March 31, 2008			March 31, 2007
($'s in thousands)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus (1)	$ 432,243	$ 6,718	6.22%	$ 228,966	$ 4,800	8.39%
Interest-earning assets of Stifel Bank & Trust (2)	238,634	3,551	5.95%	- -	- -	- -
Stock borrow of Stifel Nicolaus	85,400	266	1.25%	220,386	314	0.57%
Other		3,154			5,586
Total interest income		$ 13,689			$ 10,700
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 114,688	$ 786	2.74%	$ 163,023	$ 2,167	5.32%
Interest-bearing liabilities of Stifel Bank & Trust (1)	190,692	1,716	3.60%	- -	- -	- -
Stock loan of Stifel Nicolaus	162,888	1,329	3.26%	105,232	1,379	5.24%
Interest-bearing liabilities of Unconsolidated subsidiaries	95,000	1,612	6.79%	69,889	1,334	7.64%
Other		322			657
Total interest expense		5,765			5,537
Net interest income		$ 7,924			$ 5,163

(1) Average margin balances increased as a result of the acquisition of Ryan Beck and the growth in the PCG segment.

(2) Stifel Bank & Trust was acquired on April 2, 2007. See further details of Stifel Bank & Trust interest-earning assets and liabilities in Results of Operation-Stifel Bank & Trust discussion.

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions discussed above in "Acquisitions" and the increased number of PCG offices and PCG financial advisors. Ryan Beck is included in the Company's results of operations prospectively from the date of acquisition of February 28, 2007. As such, the quarter ended March 31, 2007 includes only one month of Ryan Beck's results. As noted in the Executive Summary discussion above, the incremental revenues and income before income taxes contributed by Ryan Beck was $35.1 million and $11.0 million, respectively, for the three months ended March 31, 2008.

The Company's net revenues (total revenues less interest expense) increased $54.5 million to $211.5 million for the three months ended March 31, 2008, a 35% increase over the $157.0 million recorded for the three months ended March 31, 2007.

Commissions and principal transactions increased 74% to $152.6 million for the first quarter of 2008 from $87.9 million for the first quarter of 2007, with increases of 51%, 41%, and 245% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, resulting from the aforementioned growth and market volatility leading to increased commissions, principally in OTC stocks, and increased principal transactions, primarily in corporate debt and mortgage-backed securities.

Investment banking revenues decreased 49% to $21.8 million for the first quarter of 2008 from $43.1 million for the first quarter of 2007 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by the challenging equity market conditions. Capital raising revenues decreased 52% to $13.0 million from $27.3 million for the prior year quarter and strategic advisory fees decreased 44% to $8.8 million from $15.8 million for the first quarter of 2007.

Asset management and service fees increased 56% to $30.3 million from $19.4 million for the prior year quarter resulting from a 66% increase in the number of Stifel Nicolaus managed accounts and a 61% increase in the value of assets in fee-based accounts attributable to the continued growth of the Private Client Group (See Assets in Fee-based Accounts in Results of Operations for Private Client Group).

Other revenues decreased $2.6 million to a loss of $1.2 million for the first quarter of 2008, principally due to investment losses of approximately $2.4 million for the first quarter of 2008 as a result of the downturn in the equity markets, compared to investment gains of approximately $427,000 for the first quarter of 2007.

Interest revenue increased 28% to $13.7 million for the first quarter of 2008 from $10.7 million for the first quarter of 2007 principally as a result of $3.6 million of interest revenue generated from Stifel Bank & Trust (Stifel Bank segment). The increase in revenues of approximately $1.9 million on customer margin borrowings was offset by an approximate $2.4 million decrease in interest revenue on fixed income inventory held for sale to clients and other corporate interest and dividends. Increases in revenue on customer margin accounts resulted from an increase in average margin borrowings. Interest expense increased 4% to $5.8 million for the first quarter of 2008 as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank & Trust, increased interest expense resulting from the debentures issued in the first and second quarter of 2007, partially offset by decreased interest expense related to carrying lower levels of inventory.

Employee compensation and benefits increased 32% to $146.0 million for the first quarter of 2008 from $110.8 million for the first quarter of 2007 due to the acquisitions and increased revenue production. As a percentage of net revenues, employee compensation and benefits totaled 69.1% for the three months ended March 31, 2008 compared to 70.7% for the three months ended March 31, 2007. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $6.9 million (3% of net revenues) and $4.7 million (3% of net revenues) for the three months ended March 31, 2008 and March 31, 2007, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three months ended March 31, 2008 and 2007, compensation and benefits includes $6.3 million and $6.2 million, respectively, for amortization of units awarded to Legg Mason Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. The amortization of these units will continue through the end of 2008.

Occupancy and equipment rental, communication and office supplies, and other operating expenses increased principally due to the acquisitions and continued expansion of the Private Client Group.

Commissions and floor brokerage expenses decreased 70% to $481,000 for the first quarter of 2008 from $1.6 million for the first quarter of 2007, principally due to a rebate of approximately $1.5 million received in the first quarter of 2008 related to clearing fees paid in 2007.

The provision for income taxes was $9.6 million for the first quarter of 2008, representing an effective tax rate of 40.0%, compared to $6.0 million for the first quarter of 2007, representing an effective tax rate of 40.4%.

Net income increased $5.5 million, or 62%, to $14.3 million for the first quarter of 2008, compared to $8.8 million for the first quarter of 2007, principally due to the increase in net revenues and the scalability of increased production.

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The Stifel Bank segment includes the results of operations from the Company's wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007, and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public.

The "Other" segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions, and general administration.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations for Private Client Group

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

The following table presents consolidated information for the Private Client Group ("PCG") segment for the respective periods.

	Three Months Ended
	March 31, 2008			March 31, 2007
($'s in thousands)	Amount	% of Net Revenue	% Increase	Amount	% of Net Revenue
Revenues
Commissions and principal transactions	$ 77,952	67.9%	51%	$ 51,730	60.5%
Investment banking	4,103	3.6	(67)	12,288	14.4
Asset management and service fees	30,147	26.2	57	19,227	22.5
Interest	7,189	6.2	25	5,736	6.7
Other	(469)	(0.4)	N/M	24	- -
Total revenues	118,922	103.5	34	89,005	104.1
Less: Interest expense	4,069	3.5	17	3,478	4.1
Net revenues	114,853	100.0	34	85,527	100.0
Non-Interest Expenses
Employee compensation and benefits	72,845	63.4	33	54,956	64.2
Occupancy and equipment rental	8,026	7.0	49	5,386	6.3
Communication and office supplies	4,197	3.7	43	2,943	3.4
Commissions and floor brokerage	(68)	(0.1)	N/M	1,009	1.2
Other operating expenses	4,248	3.7	35	3,142	3.7
Total non-interest expenses	89,248	77.7	32	67,436	78.8
Income before income taxes	$ 25,605	22.3%	42%	$ 18,091	21.2%

N/M=Not meaningful

	March 31, 2008	March 31, 2007
Branch offices	152	152
Financial advisors	972	956
Independent contractors	197	187

Assets in Fee-based Accounts
Value	$ 6,702,167,000	$ 4,173,343,000
Number of accounts	22,840	13,731

PCG net revenues increased 34% to $114.9 million for the three months ended in 2008, compared to $85.5 million for the three months ended in 2007 as a result of increases in commissions and principal transactions, asset management and service fees, and net interest revenues, offset by a decrease in investment banking revenues. Commissions and principal transactions increased primarily due to the increased number of branch locations resulting from the Ryan Beck acquisition, an increase in the number of financial advisors, and an increase in the average annual production per financial advisor. Average annual production per financial advisor for financial advisors employed greater than one year, excluding Ryan Beck financial advisors, increased from approximately $418,000 to approximately $435,000. Sales credits from investment banking decreased approximately 68%, principally reflecting a decline in industry-wide common stock offerings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Net interest revenues for PCG increased as a result of the increased number of customer accounts and the resulting increase in customer margin borrowing to finance trading activity, partially offset by decreased average interest rates. Interest expense increased as a result of the increased customer margin activity and the resulting interest expense incurred from banks to finance those customer borrowings, partially offset by lower interest rates. See interest revenue and interest expense discussion in Results of Operations for the Company.

Non-interest expenses increased 32% to $89.2 million compared to $67.4 million for the three months ended March 31, 2008 and 2007, respectively. Employee compensation and benefits increased 33% principally as a result of increased variable compensation, which increased in conjunction with increased production and increased fixed compensation as a result of the Ryan Beck acquisition and the continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $6.5 million (6% of net revenues) and $3.9 million (approximately 5% of net revenues) for the three months ended 2008 and 2007, respectively, principally in the form of upfront notes and accelerated payouts in connection with the Company's expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits decreased to approximately 63.4% for the three months ended March 31, 2008 compared to approximately 64.2% for the three months ended March 31, 2007. Other non-employee compensation and benefits expenses, excluding commissions and floor brokerage, increased due principally to the Ryan Beck acquisition and the increase in PCG growth. The decrease in commissions and floor brokerage is attributable to the rebate received for 2007 clearing fees as discussed in the Results of Operations for the Company.

Income before income taxes for the PCG increased 42% to $25.6 million for the three months ended March 31, 2008 compared to $18.1 million for the three months ended March 31, 2007 as a result of increased net revenues and the leverage in increased production.

Results of Operations for Equity Capital Markets

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

The following table presents consolidated information for the Equity Capital Markets Group ("ECM Group") segment for the respective periods.

	Three Months Ended
	March 31, 2008			March 31, 2007
($'s in thousands)	Amount	% of Net Revenue	% Increase	Amount	% of Net Revenue
Revenues
Commissions and principal transactions	$ 34,654	70.4%	41%	$ 24,621	46.9%
Investment banking	14,267	29.0	(48)	27,482	52.3
Other	375	0.7	(31)	541	1.0
Total revenues	49,296	100.1	(6)	52,644	100.2
Less: Interest expense	68	0.1	(40)	114	0.2
Net revenues	49,228	100.0	(6)	52,530	100.0
Non-Interest Expenses
Employee compensation and benefits	31,294	63.6	1	30,889	58.8
Occupancy and equipment rental	1,933	3.9	34	1,441	2.7
Communication and office supplies	4,946	10.1	58	3,138	6.0
Commissions and floor brokerage	562	1.1	1	557	1.1
Other operating expenses	3,566	7.2	16	3,087	5.9
Total non-interest expenses	42,301	85.9	8	39,112	74.5
Income before income taxes	$ 6,927	14.1%	(48)%	$ 13,418	25.5%

ECM Group recorded net revenues of $49.2 million for the three months ended March 31, 2008, a decrease of 6% compared to the $52.5 million for the three months ended March 31, 2007, principally due to the decrease in investment banking activity resulting from the industry-wide difficult equity market conditions, partially offset by increased commissions and principal transactions, which increased 41% to $34.7 million. Investment banking revenues decreased 48% to $14.3 million, reflecting a 52% decrease in financial advisory fees to $7.5 million and a 43% decrease in equity financing revenues to $6.8 million.

Non-interest expenses increased 8% to $42.3 million for the three months ended March 31, 2008 compared to $39.1 million for the three months ended March 31, 2007, principally due to increased occupancy and equipment rental, communication and office supplies, and other operating expenses associated with the Ryan Beck acquisition and increased expenses associated with the new downtown Baltimore location for the Company's capital markets operations, which was occupied beginning in the fall of 2007. As a percentage of net revenues, employee compensation and benefits increased to approximately 63.6% for the three months ended March 31, 2008 from 58.8% for the three months ended March 31 2007, primarily due to lower net revenues.

Income before income taxes decreased 48% to $6.9 million for the three months ended March 31, 2008 compared to $13.4 million for the three months ended March 31, 2007 as a result of the 6% decrease in net revenues and the 8% increase in non-interest expenses.

Results of Operations for Fixed Income Capital Markets

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

The following table presents consolidated information for the Fixed Income Capital Markets ("FICM Group") segment for the respective periods indicated.

	Three Months Ended
	March 31, 2008			March 31, 2007
($'s in thousands)	Amount	% of Net Revenue	% Increase (Decrease)	Amount	% of Net Revenue
Revenues
Commissions and principal transactions	$ 40,032	91.0%	245%	$ 11,592	79.3%
Investment banking	3,474	7.9	5	3,296	22.6
Interest	2,167	4.9	(66)	6,355	43.5
Other	6	- -	200	2	- -
Total revenues	45,679	103.8	115	21,245	145.4
Less: Interest expense	1,677	3.8	(75)	6,630	45.4
Net revenues	44,002	100.0	201	14,615	100.0
Non-Interest Expenses
Employee compensation and benefits	25,936	58.9	155	10,154	69.5
Occupancy and equipment rental	777	1.8	11	700	4.8
Communication and office supplies	1,424	3.2	43	995	6.8
Commissions and floor brokerage	(13)	- -	(127)	49	0.3
Other operating expenses	965	2.2	16	830	5.7
Total non-interest expenses	29,089	66.1	129	12,728	87.1
Income before income taxes	$ 14,913	33.9%	690%	$ 1,887	12.9%

FICM Group net revenues for the three months ended March 31, 2008 increased 201% to $44.0 million compared to net revenues of $14.6 million, principally due to an increase in principal transactions, primarily corporate debt and mortgage-backed bonds. Interest revenue decreased approximately 66% to $2.2 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense decreased 75% to $1.7 million as a result of decreased interest expense incurred to carry the lower levels of inventory.

Non-interest expenses increased $16.4 million or 129% to $29.1 million principally due to a 155% increase in employee compensation and benefits, which increased as a result of increased variable compensation resulting from increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 58.9% in 2008 from 69.5% in 2007, reflecting the increased production. Occupancy and equipment rental, communications and office supplies, and other operating expenses increased principally due to office expansion.

Income before income taxes increased 690% to $14.9 million from $1.9 million for the comparable three months of 2007 as a result of the increased net revenues and the scalability of increased production.

Results of Operations for Stifel Bank

Three months ended March 31, 2008

The following table presents consolidated information for the Stifel Bank segment, a new business segment resulting from the Company's acquisition of First Service Financial Corp. (renamed Stifel Bank & Trust). Prior period comparative data is not presented, as the results of operations related to Stifel Bank & Trust, acquired on April 2, 2007, are only included in the Company's condensed consolidated statements of operations beginning prospectively from the date of acquisition.

	Three Months Ended
	March 31, 2008
		% of Net Revenue
($'s in thousands)	Amount
Revenues
Interest	$ 3,551	170.6%
Other	247	11.8
Total Revenues	3,798	182.4
Less: Interest expense	1,716	82.4
Net revenues	2,082	100.0
Non-Interest Expenses
Employee compensation and benefits	759	36.4
Occupancy and equipment rental	220	10.6
Communication and office supplies	122	5.9
Provision for loan losses	135	6.5
Other operating expenses	537	25.8
Total non-interest expenses	1,773	85.2
Income before income taxes	$ 309	14.8%

Interest revenue of $3.6 million for the first quarter of 2008 was generated from weighted average interest bearing assets of $238.6 million at a weighted average rate of 5.95%. Interest bearing assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest bearing liabilities during the three months ended March 31, 2008 was $190.7 million at a weighted average interest rate of 3.60%.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental primarily related to Stifel Bank & Trust's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses.

The following table presents average balance data and operating interest income and expense data for Stifel Bank & Trust for the respective period:

	Three Months Ended
	March 31, 2008
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest earning assets:
Federal funds sold	$ 21,366	$ 157	2.94%
U.S. Government agencies	18,661	271	5.81
State and political subdivisions-taxable	11,332	165	5.81
State and political subdivisions-non taxable (1)	1,537	13	3.47
Mortgage backed securities	27,596	369	5.36
Corporate bonds	2,993	53	7.05
Asset backed securities	17,849	312	6.99
FHLB and other capital stock	310	4	4.78
Loans (2)	125,435	2,092	6.67
Loans held for sale	11,555	115	4.00
	$ 238,634	$ 3,551	5.95%
Interest-bearing liabilities:
Deposits:
Demand deposits	$ 2,230	$ 15	2.59%
Money market	141,847	1,148	3.24
Savings	367	1	1.61
Time deposits	46,194	552	4.78
Federal funds and repurchase agreements	54	*	*
	$ 190,692	$ 1,716	3.60%
Net interest margin		$ 1,835	3.08%

(1) Calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

*   Immaterial

Results of Operations for Other Segment

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

The following table presents consolidated information for the Other segment for the respective periods.

	Three Months Ended
	March 31, 2008			March 31, 2007
($'s in thousands)	Amount	% of Net Revenue	% Increase	Amount	% of Net Revenue
Net revenues	$ 1,312	100.0%	(69)%	$ 4,289	100.0%
Non-Interest Expenses
Employee compensation and benefits	15,197	1,158.3	2	14,836	345.9
Other operating expenses	9,944	757.9	24	8,032	187.3
Total non-interest expenses	25,141	1,916.2	10	22,868	533.2
Loss before income taxes	$(23,829)	(1,816.2)%	28%	$(18,579)	(433.2)%

Net revenues decreased 69% to $1.3 million for the first quarter of 2008 compared to $4.3 million for the first quarter of 2007, principally as a result of losses on investments of approximately $1.9 million for the first quarter of 2008 compared to gains on investments of approximately $281,000 for the first quarter of 2007 and a decrease in net interest of 21% to $2.5 million. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities less internal allocations for use of capital.

Employee compensation and benefits increased 2% to $15.2 million for the first quarter of 2008 compared to $14.8 million for the first quarter of 2007, principally due to increased support personnel to support the Company's growth. Included in employee compensation and benefits are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting principally of compensation charges of approximately $6.3 million and $6.2 million for the first quarter of 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates.

Other operating expenses increased 24%, to $9.9 million for the first three months of 2008 compared to $8.0 million for the first three months of 2007 due principally to increases in travel and promotion, occupancy and equipment rental and other operating expenses associated with the continued growth of the firm.

Analysis of Financial Condition

Total assets of $1.6 billion at March 31, 2008 were up approximately 8% over December 31, 2007, primarily due to increases in cash and cash equivalents, receivables from brokers and dealers, and the growth in loans and loans held for sale at Stifel Bank & Trust. Stifel Bank & Trust total assets increased approximately 14% to $305.8 million at March 31, 2008, principally due to increases in loans and loans held for sale as a result of increased deposit balances. Bank deposit balances increased primarily due to the growth in the balance of brokerage customer's excess cash on deposit at Stifel Bank & Trust, which increased to $147.3 million at March 31, 2008 compared to $118.2 million at December 31, 2007. Receivables from brokers and dealers increased by 43% to $256.3 million, partially offset by a decrease in receivables from customers. The broker-dealer assets and liabilities fluctuate with market conditions and the Company's business levels.

Liquidity and Capital Resources

The Company relies exclusively on financing activities and distributions from its subsidiaries for funds to implement the Company's business and growth strategies, and repurchase shares of the Company's common stock.

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

    The Company's bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank & Trust's current liquidity needs are generally met through deposits from bank clients and equity capital. The Company monitors the liquidity of Stifel Bank & Trust daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth. Stifel Bank & Trust has net borrowing capacity with the FHLB of $25.8 million at March 31, 2008 and a $39.3 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank & Trust receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $147.3 million at March 31, 2008.

    At March 31, 2008, the Company held and categorized as Level 3 assets under the fair value hierarchy of SFAS No. 157, $15.1 million and $11.0 million of auction rate securities ("ARS") in its inventory of trading securities and available-for-sale securities, respectively, which were considered to be illiquid as a result of the failed auctions of ARS occurring since February 2008. In addition, the Company held as Level 3 assets $8.0 million of CDO securities in its available-for-sale securities which were also considered to be illiquid at March 31, 2008. The Company anticipates that the issuers of the ARS will restructure or refinance these securities in the near future. In addition, the Company has evaluated the underlying securities of the CDO (primarily debt offerings of financial institutions) for any credit impairment and has concluded that there has not been other than temporary impairment in the Company's investment in this CDO as of March 31, 2008. Based upon the Company's evaluation and consideration of the potential recovery of the market for ARS or the restructuring of the ARS by the issuers, and the Company's ability to hold the ARS and CDO securities until market recovery, management has concluded that there has not been an other than temporary impairment related to these investments as of March 31, 2008. However, the Company will continue to monitor these investments for further market or credit impairment.

    The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $755.0 million at March 31, 2008, of which $616.6 million was unused. There are no compensating balance requirements under these arrangements. At March 31, 2008, short-term borrowings from banks were $138.4 million at an average rate of 3.34%, which were collateralized by company-owned securities valued at $164.1 million. At December 31, 2007, short-term borrowings from banks were $127.8 million at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151.7 million. The average bank borrowings during the three months ended March 31, 2008 and 2007 were $114.7 million and $163.0 million, respectively, at weighted average daily interest rates of 2.74% and 5.32%, respectively. At March 31, 2008 and December 31, 2007, Stifel Nicolaus had a stock loan balance of $115.1 million and $138.5 million, respectively, at weighted average daily interest rates of 2.72% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $162.9 million and $105.2 million during the three months ended March 31, 2008 and 2007, respectively, at weighted average daily effective interest rates of 3.26% and 5.24%, respectively. Customer owned securities were utilized in these arrangements.

    The Company operates in a highly regulated environment and is subject to net capital requirements, which may limit distributions to the Company from the Company's subsidiaries. As broker-dealers, the Company's subsidiaries, Stifel Nicolaus and CSA are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, while the Company's international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the subsidiaries failure to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse consequence to the Company by limiting the Company's operations that require intensive use of capital, such as underwriting or trading activities, or limit the Company's ability to implement its business and growth strategies, pay interest on and repay the principal of its debt, and/or repurchase its shares. The Company's non broker-dealer subsidiary, Stifel Bank & Trust is also subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2008, Stifel Nicolaus had net capital of $155.3 million, which was 29.8% of its aggregate debit items, and $144.9 million in excess of its minimum required net capital; CSA had net capital of $4.5 million, which was $4.2 million in excess of its minimum required net capital. At March 31, 2008, SN Ltd had capital and reserves of $8.9 million, which was $6.2 million in excess of the financial resources requirement under the rules of the FSA. At March 31, 2008, Stifel Bank & Trust was considered well capitalized under the regulatory framework for prompt corrective action. See Note K to the condensed consolidated financial statements contained in this report.

    During the three months ended March 31, 2008, the Company's cash and cash equivalents increased by $40.8 million, primarily due to increased cash generated by operating activities and financing activities, partially offset by increased investing activities associated with the growth of the business. The Company generated positive cash flow from operations of $19.4 million, principally due to an increase in trading securities sold, not yet purchased, an increase in operating payables, and a decrease in other assets, offset by a decrease in drafts payable, accounts payable, and accrued expenses, and accrued employee compensation, and an increase in operating receivables. Investing activities used $2.6 million, primarily for increased net loan activity of Stifel Bank & Trust and purchases of office equipment and leasehold improvements, offset by proceeds received from the maturities, call, and principal pay down of available-for-sale securities at Stifel Bank & Trust. During the three months ended March 31, 2008, the Company purchased $4.6 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities during this three month period generated $24.0 million primarily from an increase in bank deposits due to the growth of the bank and proceeds from short-term borrowings, net, offset by an increase in securities loaned, net, and purchases of stock for treasury.

In connection with the acquisition of the LM Capital Markets business from Citigroup Inc. in December 2005, the Company agreed to make up to an additional $30.0 million in earn-out payments to Citigroup based on the performance of the combined capital markets business of the Company, subject to certain adjustments, for calendar years 2006, 2007 and 2008. Such earn-out payments are accounted for as additional purchase price and accordingly recorded as additional goodwill. For calendar years 2006 and 2007, the Company recorded earn-out liabilities of approximately $360,000 and $9.9 million, respectively.

    On February 28, 2007, the Company closed on the acquisition of Ryan Beck from BankAtlantic Bancorp, Inc. A contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each successive year in the two year period following closing. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. The Company recorded a contingent payout of approximately $1.8 million for the investment banking earn-out at March 31, 2008 and has elected to make that payment in Company stock in the second quarter.

On April 16, 2008, the Company invested $12.0 million in Financial Stocks, LLC ("FSI Group"), a firm specializing in investing in banks, thrifts, insurance companies, and other financial services firms. The Company's investment is in the form of a Senior Participating Convertible Note, which, upon certain events and conditions, is convertible into a significant, non-controlling, minority interest in FSI Group.

The Company repurchased 372,879 shares for the quarter ended March 31, 2008, using existing Board authorizations, at an average price of $41.86 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing Board authorizations, the Company is permitted to buy an additional 1,340,554 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 170,726 shares during the first quarter of 2008. The Company reissued 339,145 shares and issued 178,480 new shares for the quarter ended March 31, 2008, for employee benefit plans.

    Management believes the funds from operations, available informal short-term credit arrangements, long-term borrowings, and its ability to raise additional capital will provide sufficient resources to meet the present and anticipated financing needs.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note A to the condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. The following critical accounting policies and estimates are impacted significantly by judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

Legal loss allowances

The Company records loss allowances related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that the ultimate resolution of certain of these claims will result in losses to the Company. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, accrues amounts they consider appropriate to provide loss allowances for certain claims, which is included in the condensed consolidated statements of financial condition under the caption "Accounts payable and accrued expenses."

Allowance for Doubtful Receivables from Former Employees

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at March 31, 2008 and December 31, 2007 was $2.7 million and $2.5 million, respectively, with associated loss allowances of $1.6 million and $737,000, respectively.

Allowance for Loan Losses

    The Company regularly reviews the bank loan portfolio of Stifel Bank & Trust and has established an allowance for loan losses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

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

Valuation of Securities and Investments

Securities for which there is no market or dealer price available are held for investment by the parent and certain subsidiaries and included under the caption "Investments". These investments of $7.1 million and $8.1 million at March 31, 2008 and December 31, 2007, respectively, consist primarily of investments in private equity partnerships, start-up companies and other venture capital investments, and are carried at fair value based upon management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term and the differences could be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 is effective for annual statements for fiscal years beginning after November 15, 2007, and for interim reports prepared in that initial fiscal year. The Company has adopted SFAS No. 157 as of January 1, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the "exit price"). This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

To differentiate between the basis of fair value measurements, SFAS No. 157 uses a three level hierarchy. The hierarchy is based on observable and unobservable inputs. Financial instrument fair values are ranked based on the significance of observable and unobservable inputs, with Level 1 reflecting the highest level of observable inputs and Level 3 reflecting the unobservable inputs.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

The Company generally includes the fair value measurements for the following financial instruments as Level 1:

•         Exchange-traded equity securities listed in active markets

•         Active corporate obligations

•         U.S. Treasuries

•         Certain government and municipal obligations, and

•         Certain bank notes

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following:

  Quoted prices for similar assets or liabilities in active markets;
  Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market);
  Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); and
  Inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

The Company generally includes the fair value measurements for the following financial instruments as Level 2:

•         Equity securities not actively traded

•         Corporate obligations infrequently traded

•         Certain government and municipal obligations

•         Certain bank notes

•         Interest rate swaps

•         Certain asset-backed securities ("ABS") consisting of collateral debt obligation ("CDO") securities and collateral loan obligation ("CLO") securities, and

•         Certain mortgage-backed securities ("MBS")

Level 3 fair value measurements are based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Therefore, unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company generally includes the fair value measurements for the following financial instruments as Level 3:

•         Equity securities with unobservable inputs

•         Certain ABS, consisting of CDO securities with unobservable pricing inputs

•         Auction rate securities (ARS)

•         Limited partnerships, and

•         Ownership in a Holding Company

The Company's investments in ARS consist of ARS backed by state and municipal student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities were deemed to be illiquid during the current quarter. As a result, these auction rate securities have been valued at March 31, 2008 using unobservable inputs and have been reclassified from Level 2 to Level 3.

The Company has common stock ownership in a holding company with no observable inputs or data, resulting in the Company's total investment in this holding company being classified as Level 3.

Valuation Techniques

Equity securities (corporate stocks) - All equity securities that are publicly traded stocks with observable prices in active markets receive a Level 1 rating, the highest in the hierarchy. Any equity security not actively traded is given a Level 2 rating, as these are priced based on similar assets traded in active markets. Any equity security not actively traded and valued with unobservable inputs is classified as Level 3.

Corporate obligations - Corporate obligations that are actively traded on major exchanges receive a Level 1 rating. Corporate obligations that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2. Several preferred corporate obligations are held in the form of auction rate securities and were classified as Level 3 as of March 31, 2008 as a result of their illiquidity.

Government obligations - The fair value of government obligations are generally based on quoted prices in active markets and are classified as Level 1. There are instances where quoted prices are not available. In these instances, fair value is determined based on vendor pricing where the vendor uses observable market data; therefore, these obligations are generally classified as Level 2.

Municipal obligations - Municipal obligations that are valued based on quoted prices and actively traded daily are classified as Level 1. The fair values of municipal obligations not priced daily, but measured frequently, are estimated using recently executed transactions and are categorized as Level 2. Several state and municipal bonds are held in the form of auction rate securities. These obligations were given Level 3 classification as of March 31, 2008 due to the illiquid markets for these securities previously discussed.

Bank notes - Bank notes generally have recurring fair value measurements using significant observable market data and are classified as Level 2.

MBS securities - MBS that are actively traded on major exchanges receive a Level 1 rating. MBS that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2.

Asset-backed CDO and CLO securities - With the exception of one investment, the Company's investments in asset-backed CDO's and CLO's are valued using a pricing service firm. This firm uses quoted prices on similar securities actively traded to price the securities. These CDO's and CLO's have been classified as Level 2. The Company prices one investment in CDO's internally based on certain observable and unobservable inputs, and has classified this investment as Level 3.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No.48 ("FIN 48") Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note N of Notes to condensed consolidated financial statements for a further discussion on income taxes.

Goodwill and Intangible Assets

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by SFAS No. 141, Business Combinations. Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2008, the Company had goodwill of $93.8 million and intangible assets of $18.2 million.

The Company is required under SFAS No. 142, Goodwill and Other Intangible Assets, to perform impairment tests of our goodwill and intangible assets at least annually and more frequently if events or changes in circumstances indicate that the carrying value of an asset or asset group may not be fully recoverable. If the impairment tests indicate that the carrying value of goodwill exceeds its fair value then an impairment loss would be required to be recognized in the condensed consolidated statements of operations in an amount equal to the excess carrying value.

Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external and internal factors. Factors that may significantly affect the estimates include, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information such as public market comparables and multiples of recent mergers and acquisitions of similar businesses. The Company has elected to perform its annual impairment test as of July 31. The results of the impairment tests performed as of July 31, 2007 did not indicate any impairment. We believe the assumptions used in performing our impairment tests are reasonable and appropriate; however, different assumptions and estimates could potentially affect the results of our impairment analysis.

    In addition to those critical accounting policies referred to above, the Company's employee compensation and benefit expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company's employee compensation and benefits expense represents discretionary bonuses, generally determined and paid at year-end. The Company estimates the interim periods' discretionary bonus expenses based upon individual departmental profitability and total Company pre-tax profits and accrues accordingly.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's consolidated financial statements. The Company did not elect to designate the fair value option for any of its financial instruments and certain other items allowed by this pronouncement, but may do so in the future.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN 39-1"). FIN 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the condensed consolidated statements of financial condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's consolidated financial statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB"), No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB No. 109"). SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not, and is not expected to, have a material impact on the Company's financial condition or results of operations.

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

In February 2008, the FASB issued FASB Staff Position ("FSP") FAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP No. 157-2"). FSP No. 157-2 defers the effective date of SFAS No. 157, Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not anticipate that the adoption of FSP No. 157-2 related to nonfinancial assets and nonfinancial liabilities will have a significant impact on the Company's consolidated financial statements.

In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP No. 140-3"). FSP No. 140-3 applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. 140-3 requires that a transferor and transferee not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of FSP No. 140-3 will have on its consolidated statements of financial condition and its consolidated statements of cash flows. The adoption will not have an impact on the Company's consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its disclosures. Since SFAS No. 161 requires only additional disclosures, the adoption of SFAS No. 161 will not have an impact on the Company's consolidated financial statements.

Off-balance Sheet Arrangements

See Note M to condensed consolidated financial statements for a discussion of off-balance sheet arrangements.

Contractual Obligations

The Company's contractual obligations have not materially changed from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in its business activities are: market (interest rates and equity prices), credit, liquidity, operational, and regulatory and legal. For a detailed description of the Company's risk's and risk management, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following table sets forth the high, low, and daily average VaR, based on the calculated dollar value of the VaR, for the Company's institutional Fixed Income Capital Markets trading portfolios during the three months ended March 31, 2008 and the daily VaR at March 31, 2008 and December 31, 2007:

	Three Months Ended March 31, 2008			VaR calculation at
($'s in thousands)	High	Low	Daily Average	March 31, 2008	December 31, 2007
Daily VaR	$ 1,077	$ 171	$ 494	$ 414	$ 865
Related portfolio value	$ 114,523	$ 86,369	$ 78,593	$ 42,555	$ 86,084
VaR as a percent of portfolio value	0.94%	0.20%	0.63%	0.97%	1.00%

    Stifel Bank & Trust's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public.

The Company's primary emphasis in interest rate risk management for Stifel Bank & Trust is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. Stifel Bank & Trust has established limits for acceptable interest rate risk and acceptable portfolio value risk. To verify that Stifel Bank & Trust is within the limits established for interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank & Trusts Board of Directors for the three month period ending the month before the end of the Company's fiscal quarter end. Stifel Bank & Trust utilizes a third party vendor to analyze the available data.

    The following table indicates Stifel Bank & Trust's interest rate sensitivity position at February 29, 2008. The following significant assumptions were utilized in the preparation of this table: 1) loans will repay at historic repayment rates; 2) interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing; and 3) fixed maturity deposits will not be withdrawn prior to maturity. As a result, variance in actual results occurring from one or more of these assumptions could significantly affect the results reflected in the table.

	Repricing Opportunities
(in thousands)	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest Earning Assets:
Loans	$ 40,176	$ 29,715	$ 49,715	$ 1,972
Securities and FHLB stock	73,030	3,187	2,871	7,550
Fed funds sold and cash	23,468	- -	- -	- -
Total Interest Earning Assets	136,674	32,902	52,586	9,522
Interest Bearing Liabilities:
Deposits	152,577	18,371	24,764	5,293
Borrowings	2	- -	- -	- -
Total Interest Bearing Liabilities	$ 152,579	$ 18,371	$ 24,764	$ 5,293
GAP	$ (15,905)	$ 14,531	$ 27,822	$ 4,229
Cumulative GAP	$ (15,905)	$ (1,374)	$ 26,448	$ 30,677

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

    Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2008 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended March 31, 2008.

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

    Additionally, the Company has provided loss allowances for matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts provided. For the three-month periods ended March 31, 2008 and 2007, the recording of legal losses did not have a material impact on the Company's results of operations.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to the Company's risk factors in the first three months of 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2008:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month # 1 (January 1, 2008 to January 31, 2008)	369,550		$41.83	286,900	1,340,554
Month # 2 (February 1, 2008 to February 29, 2008)	- -	$	- -	- -	1,340,554
Month # 3 (March 1, 2008 to March 31, 2008)	3,329		$44.56	- -	1,340,554

Total	372,879		$41.86	286,900

(1) The total number of shares purchased includes 85,979 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares, for a total authorization to repurchase up to 3,000,000 shares.

ITEM 6. EXHIBITS

(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in Note Q - Earnings Per Share of the Notes to Condensed Consolidated Financial Statements (Unaudited)).
	31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)
Date: May 12, 2008	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: May 12, 2008	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.