Form 10-Q
period 2008-06-30
STIFEL FINANCIAL CORP
filed 2008-08-11
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                              June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer ☒                                                                            Accelerated filer ⁫

      Non-accelerated filer ⁫ (Do not check if smaller reporting company)          Smaller reporting company ⁫

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ⁫  No ☒

As of July 31, 2008, there were 23,794,438 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

Stifel Financial Corp.
Form 10-Q Index
June 30, 2008

PART I.  FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3-4

Condensed Consolidated Statements of Operations (Unaudited) -- Three and Six Months Ended June 30, 2008 and 2007	5

Condensed Consolidated Statements of Comprehensive Income (Unaudited) -- Three and Six Months Ended June 30, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six Months Ended June 30, 2008 and 2007	7-9

Notes to Condensed Consolidated Financial Statements (Unaudited)	10 - 40
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	41 - 70
Item 3. Quantitative and Qualitative Disclosures about Market Risk	71 - 72
Item 4. Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	73
Item 1A. Risk Factors	73
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	73 - 74
Item 4. Submission of Matters to a Vote of Security Holders	74-75
Item 6. Exhibits	75
Signatures	76

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(dollars in thousands)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets	Cash and cash equivalents	$ 67,425	$ 47,963
	Cash segregated under federal and other regulations	19	19
	Securities purchased under agreements to resell	25,908	13,245
	Receivable from brokers and dealers:
	Securities failed to deliver	50,822	18,342
	Deposits paid for securities borrowed	52,721	45,144
	Clearing organizations	144,709	115,964
	Receivable from brokerage customers, net of allowance for doubtful receivables of $387 and $290, respectively	485,797	495,289

	Securities:
	Trading securities owned and pledged, at fair value	177,388	137,058
	Available-for-sale securities, at fair value	78,783	87,107
	Held-to-maturity securities, at amortized cost	7,574	- -
	Mortgages held for sale	17,277	- -
	Bank loans, net of allowance for loan losses of $2,009 and $1,685, respectively	163,398	126,668
	Bank foreclosed assets held for sale, net of estimated cost to sell	924	757
	Investments	75,010	72,482
	Office equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $46,452 and $41,127, respectively	42,007	40,661

	Goodwill	93,767	91,886
	Intangible assets, net of accumulated amortization of $6,799 and $5,209, respectively	17,475	18,715
	Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $1,623 and $737, respectively	75,688	70,407

	Deferred tax assets, net	39,828	36,632
	Other assets	69,317	81,101
	TOTAL ASSETS	$1,685,837	$1,499,440

  See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

	(in thousands, except share amounts)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Liabilities and Stockholders' Equity	Liabilities:
	Short-term borrowings from banks	$ 184,100	$ 127,850
	Drafts payable	38,560	51,482
	Securities sold under agreements to repurchase	5,199	- -
	Payable to brokers and dealers:
	Securities failed to receive	35,380	12,588
	Deposits received from securities loaned	104,244	138,475
	Clearing organizations	20,381	11,436
	Payable to customers	179,486	159,740
	Bank deposits	222,249	192,481
	Federal Home Loan Bank advances and other secured financing	22,236	- -
	Trading securities sold, but not yet purchased, at fair value	119,613	36,613
	Accrued employee compensation	103,626	147,161
	Accounts payable and accrued expenses	66,564	72,735
	Debenture to Stifel Financial Capital Trust II	35,000	35,000
	Debenture to Stifel Financial Capital Trust III	35,000	35,000
	Debenture to Stifel Financial Capital Trust IV	25,000	25,000
	Other	19,998	24,598
		1,216,636	1,070,159
	Liabilities subordinated to claims of general creditors	4,130	4,644

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 23,711,663 and 23,319,876 shares, respectively	3,557	2,332

	Additional paid-in capital	325,241	299,258
	Retained earnings	140,220	125,303
	Accumulated other comprehensive loss	(2,851)	(660)
		466,167	426,233
	Less:
	Treasury stock, at cost, 1,922 and 13,880 shares, respectively	54	450
	Unearned employee stock ownership plan shares, at cost, 162,689 and 178,958 shares, respectively	1,042	1,146

		465,071	424,637

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,685,837	$1,499,440

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)		2008	2007	2008	2007
Revenues	Commissions	$ 83,063	$ 80,637	$ 168,764	$ 142,013
	Principal transactions	65,674	33,301	132,611	59,867
	Investment banking	20,935	63,932	42,779	106,998
	Asset management and service fees	29,966	25,537	60,244	44,910
	Interest	12,667	16,699	26,356	27,399
	Other	1,715	525	508	1,942
	Total revenues	214,020	220,631	431,262	383,129
	Less: Interest expense	5,069	9,696	10,834	15,233
	Net revenues	208,951	210,935	420,428	367,896
Non-interest Expenses	Employee compensation and benefits	144,795	163,777	290,825	274,611
	Occupancy and equipment rental	16,010	15,667	31,726	26,275
	Communications and office supplies	9,748	11,681	21,695	19,775
	Commissions and floor brokerage	3,486	3,104	3,967	4,719
	Other operating expenses	14,762	14,042	28,140	25,035
	Total non-interest expenses	188,801	208,271	376,353	350,415
	Income before income taxes	20,150	2,664	44,075	17,481
	Provision for income taxes	7,818	1,216	17,396	7,204
	Net income	$ 12,332	$ 1,448	$ 26,679	$ 10,277
Earnings Per Common Share and Share Equivalents*
	Net income per share:
	Basic earnings per share	$ 0.53	$ 0.07	$ 1.14	$ 0.49
	Diluted earnings per share	$ 0.45	$ 0.06	$ 0.99	$ 0.42
	Average common shares and share equivalents used in determining earnings per share:
	Basic shares outstanding	23,449	22,275	23,363	20,978
	Diluted shares outstanding	27,229	26,012	26,931	24,521

            *All shares and earnings per share amount reflect the three-for-two stock split distributed in June 2008. (See Note A of the notes to condensed consolidated financial statements)

 See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$ 12,332	$ 1,448	$ 26,679	$ 10,277

Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of income taxes of $(494), $(99), $(1,199), and $(99), respectively	(859)	(147)	(2,191)	(147)
Other comprehensive loss	(859)	(147)	(2,191)	(147)
Comprehensive income	$ 11,473	$ 1,301	$ 24,488	$ 10,130

  See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Six Months Ended June 30,
	(in thousands)	2008	2007
Cash Flows From Operating Activities	Net income	$ 26,679	$ 10,277
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Depreciation and amortization	7,655	5,755
	Loans and advances amortization	10,620	7,445
	Accretion of discounts on available-for-sale securities	(384)	- -
	Provision for loan losses and allowances for loans and advances to financial advisors and other employees	380	15
	Deferred taxes and other	(1,836)	(9,683)
	Excess tax benefit associated with stock-based awards	(7,646)	(8,442)
	Warrant valuation	- -	455
	Stock-based compensation	25,350	35,230
	Loss on available-for-sale securities	- -	244
	(Gains) losses on investments	4,420	(8)
	Loss on sale of bank foreclosed assets held for sale	253	8

	Decrease (increase) in assets:
	Operating receivables	(59,310)	(123,973)
	Cash segregated under federal and other regulations	- -	(1)
	Securities purchased under agreements to resell	(12,663)	1,195
	Loans originated as mortgages held for sale	(162,819)	- -
	Proceeds from mortgages held for sale	148,852	- -
	Trading securities owned, including those pledged	(40,330)	74,740
	Loans and advancements to financial advisors and other employees	(15,957)	(34,773)
	Other assets	18,284	(6,114)

	Increase (decrease) in liabilities:
	Operating payables	47,296	37,363
	Trading securities sold, but not yet purchased	83,000	(51,070)
	Other liabilities	(75,213)	(10,517)
	Net cash used in operating activities	$ (3,369)	$(71,854)

  See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

		Six Months Ended June 30,
	(in thousands)	2008	2007
Cash Flows From Investing Activities	Proceeds from sale or maturity of investments	$ 30,871	$ 40,191
	Proceeds from maturities, calls, and principal pay-downs on available-for-sale securities	14,353	- -
	Proceeds from sale of property	766	- -
	Proceeds from bank customer loan repayments	92,154	23,179
	Proceeds from sale of bank foreclosed assets held for sale	1,000	492
	Excess of cash acquired over cash disbursed in Ryan Beck acquisition	- -	3,545
	Payments for:
	Bank customer loan originations	(133,711)	(21,487)
	Purchase of First Service Financial Corp.	- -	(33,219)
	Purchase of Miller Johnson Steichen Kinnard	- -	(110)
	Purchase of available-for-sale securities	(16,609)	(38,211)
	Purchase of bank foreclosed assets for sale	(260)	- -
	Purchase of office equipment and leasehold improvements	(8,490)	(7,426)
	Purchase of investments	(37,719)	(38,381)
	Net cash used in investing activities	(57,645)	(71,427)
Cash Flows From Financing Activities	Increase in bank deposits, net	29,768	45,295
	Net proceeds from borrowings from banks	56,250	87,400
	Securities loaned, net	(30,044)	(28,819)
	Securities sold under agreements to repurchase	5,199	- -
	Reissuance of treasury stock	722	166
	Issuance of stock	1,754	1,257
	Issuance of debentures to Stifel Financial Capital Trust III	- -	35,000
	Issuance of debentures to Stifel Financial Capital Trust IV	- -	35,000
	Excess tax benefits associated with stock-based awards	7,646	8,442
	Proceeds from FHLB advances, Fed Funds purchased, repurchase agreements, net	22,236	- -
	Proceeds from private placement	- -	200
	Payments for:
	Advances from the Federal Home Loan Bank	- -	(6,573)
	Purchases of stock for treasury	(12,141)	(1,107)
	Reduction of subordinated debt	(914)	(720)
	Net cash provided by financing activities	80,476	175,541
	Increase in cash and cash equivalents	19,462	32,260
	Cash and cash equivalents - beginning of period	47,963	20,982
	Cash and cash equivalents - end of period	$ 67,425	$ 53,242

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2008		2007
Supplemental disclosures of cash flow information:
Interest payments		$11,713	$14,412
Income tax payments		$6,693	$7,142
Schedule of noncash investing and financing activities:
Units, net of forfeitures		$32,681	$59,070
Employee stock ownership shares		$104	$104
Stock and warrants issued for Ryan Beck acquisition	$	- -	$118,969

 See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Stifel Financial Corp., through its wholly-owned subsidiaries, primarily Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust, collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although the Company has offices throughout the United States and three European cities, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

On May 12, 2008, the Board of Directors authorized a 50% stock dividend, which was made in the form of a three-for-two stock split to shareholders of record on May 29, 2008 and distributed on June 12, 2008. Cash was distributed in lieu of fractional shares. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common stock issuable upon exercise of outstanding stock options, vesting of other stock awards, and the number of shares reserved for issuance under various employee benefit plans were proportionately increased in accordance with the terms of the respective plans.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the allowance for loan losses; the fair value of goodwill and intangible assets; the provision for income taxes and related tax reserves, the estimation of forfeitures associated with stock-based compensation, and interim incentive compensation accruals. Actual results could differ from those estimates.

Consolidation Policies

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. The Company also has investments or interests in other entities for which it must evaluate whether to consolidate by determining whether it has a controlling financial interest or is considered to be the primary beneficiary. In determining whether to consolidate these entities or not, the Company determines whether the entity is a voting interest entity, a variable interest entity ("VIE"), or a qualified special purpose entity ("QSPE").

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently; and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in accordance with Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, when it determines that it has a controlling financial interest, usually ownership of all, or a majority of, the voting interest.

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 ("FIN 46(R)"). The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that will either: (i) absorb a majority of the VIEs expected losses; (ii) receive a majority of the VIEs expected returns; or (iii) both.

Qualified Special Purpose Entity. QSPEs are entities established for a particular limited purpose, generally with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS No. 140"), established the criteria an entity must satisfy to be a QSPE, including types of assets held, limits on asset sales, use of derivatives and financial guarantees, and discretion exercised in servicing activities. The Company does not consolidate QSPEs in accordance with the guidance in SFAS No. 140.

Equity-Method Investments. Entities in which the Company does not have a controlling financial interest (and therefore does not consolidate) but in which it exerts significant influence over the entities operating and financial policies (generally defined as owning a voting interest of 20 percent to 50 percent, or a limited partnership interest greater than 3 percent) are accounted for using the equity method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

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

Receivable from brokerage customers includes amounts due on cash and margin transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the condensed consolidated statements of financial condition.

Securities purchased under agreements to resell ("Resale Agreements") and securities sold under agreements to repurchase ("Repurchase Agreements") are recorded at the contractual amounts that the securities will be resold/repurchased, including accrued interest. The Company's policy is to obtain possession or control of securities purchased under Resale Agreements and to obtain additional collateral when necessary to minimize the risk associated with this activity.

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

Available-for-Sale Securities and Held-to-Maturity Securities

Available-for-sale securities are securities for which the Company has no immediate plan to sell but which may be sold in the future and are held by Stifel Bank & Trust. Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported as other comprehensive income/(loss) until realized. The fair values of the securities are generally determined based upon quoted market prices or through pricing models that utilize observable inputs.

Held-to-maturity securities are investments in asset-backed securities, consisting of collateralized debt obligation securities, that Stifel Bank & Trust has the positive intent and ability to hold until maturity. Held-to-maturity securities are recorded at amortized cost.

Purchases of and proceeds from sales/maturities of available-for-sale securities and held-to-maturity securities are reflected as investing activities on the Company's condensed consolidated statements of cash flows. Amortization of premiums and accretion of discounts are recorded as interest expense/revenue. Realized gains and losses are recorded as net security gains (losses) in "Other revenues" on the condensed consolidated statements of operations. Gains and losses on sales of securities are determined on the specific-identification method.

Available-for-sale securities and held-to-maturity securities are regularly reviewed for losses that may be considered other than temporary. The Company considers several factors in its evaluation of other-than-temporary security declines, including: the severity and duration of the impairment; the financial condition and near-term prospects of the issuer or underlying issuers, including credit rating information and information obtained from regulatory filings; recent changes in market interest rates; and the Company's intent and ability to hold these securities until recovery or maturity. Management has evaluated the securities in an unrealized loss position and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity for securities held as available-for-sale, or until maturity for securities classified as held-to-maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investments

Investments on the condensed consolidated statements of financial condition contain the Company's investments in securities that are marketable and securities that are not readily marketable. These investments are not included in the Company's broker-dealer trading inventory and represent the acquiring and disposing of debt or equity instruments for the Company's benefit. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost that approximates fair value, with gains or losses recorded in "Other revenues" on the condensed consolidated statements of operations. The fair value of investments for which a quoted market or dealer price is not readily available is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $18,668 and $8,101 at June 30, 2008 and December 31, 2007, respectively. The marketable investments carried at fair value were $38,532 and $42,609 at June 30, 2008 and December 31, 2007, respectively. Investments carried at accreted cost, which approximates fair value, were $17,810 and $21,772 at June 30, 2008 and December 31, 2007, respectively.

Fair Value

Substantially all of the Company's financial instruments, excluding securities classified as held-to-maturity, are carried at fair value or amounts that approximate fair value. Securities owned, and securities sold, but not yet purchased are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Other than those separately discussed in the notes to condensed consolidated financial statements, the Company's remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS No.157"), on January 1, 2008. SFAS No. 157 applies to all financial instruments that are being measured and reported in "Trading securities owned and pledged", "Available-for-sale securities", "Investments", and "Trading securities sold, but not yet purchased" on the condensed consolidated statements of financial condition.

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

The Company generally includes the fair value measurements for the following financial instruments as Level 3:

•         Equity securities with unobservable inputs

•         Certain ABS, consisting of CDO and CLO securities with unobservable pricing inputs

•         Auction rate securities ("ARS")

•         Limited partnerships, and

•         Ownership in a Holding Company

The Company's investments in ARS consist of ARS backed by state student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities have been deemed to be illiquid, and, as a result, have been valued using unobservable inputs.

The Company has common stock ownership in a holding company with no observable inputs or data, resulting in the Company's total investment in this holding company being classified as Level 3.

Valuation Techniques

In valuing certain assets where there is little or no market activity or observable inputs, the Company uses techniques appropriate for each particular product to estimate fair value. These techniques require some degree of judgment. These techniques utilize assumptions that market participants would use in pricing the asset, including assumptions about the risk inherent in the valuation technique and the effect of a restriction on the sale or use of an asset. Valuation models may incorporate the use of discounted cash flow analysis or may utilize other techniques that take into consideration such factors as benchmarking to similar instruments, analysis of default and deferral rates, credit spreads, and implied volatilities. The Company utilizes an outside valuation firm to assist in the valuation of most of its asset-backed securities. The Company validates the inputs and other information utilized, where possible, in valuations provided by third parties.

Equity securities (corporate stocks) - All equity securities that are publicly traded stocks with observable prices in active markets receive a Level 1 rating, the highest in the hierarchy. Any equity security not actively traded is given a Level 2 rating, as these are priced based on similar assets traded in active markets. Any equity security not actively traded and valued with unobservable inputs is classified as Level 3 and priced using techniques previously described.

Corporate obligations - Corporate obligations that are actively traded on major exchanges receive a Level 1 rating. Corporate obligations that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2. Several preferred corporate obligations are held in the form of auction rate securities and were classified as Level 3 as a result of their illiquidity and priced using techniques previously described.

Government obligations - The fair value of government obligations are generally based on quoted prices in active markets and are classified as Level 1. There are instances where quoted prices are not available. In these instances, fair value is determined based on vendor pricing where the vendor uses observable market data; therefore, these obligations are generally classified as Level 2.

Municipal obligations - Municipal obligations that are valued based on quoted prices and actively traded daily are classified as Level 1. The fair values of municipal obligations not priced daily, but measured frequently, are estimated using recently executed transactions and are categorized as Level 2. Several state and municipal bonds are held in the form of auction rate securities. These obligations were given Level 3 classification due to the illiquid markets for these securities previously discussed and priced using techniques also previously discussed.

Bank notes - Bank notes generally have recurring fair value measurements using significant observable market data and are classified as either Level 1 or Level 2.

MBS securities - MBS that are actively traded on major exchanges receive a Level 1 rating. MBS that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2.

Asset-backed CDO and CLO securities - Where possible, the Company uses quoted prices on similar securities actively traded to price the securities and classifies these securities as Level 2. When sufficient information is not available to determine fair value under Level, 2, the Company uses model pricing techniques and classifies the securities as Level 3.

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

Concentration Risk

At June 30, 2008 and December 31, 2007, the Company did not have any material concentrations in its securities, investments, loans, or receivables portfolios in that it does not hold, nor is it committed to hold, large positions in certain types of securities, securities of a single issuer, issuers located in a particular country or geographical area, or issuers engaged in a particular industry.

Office Equipment and Leasehold Improvements

Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. Depreciation of office equipment is provided over estimated useful lives of three to seven years using accelerated methods. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Repairs and maintenance costs are expensed as incurred. Office equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or group may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No.144").

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

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at June 30, 2008 and December 31, 2007 was $2,483 and $2,516, respectively, with associated loss allowances of $1,623 and $737, respectively.

Federal Home Loan Bank Stocks

Federal Home Loan Bank stock of $1,016 and $206 at June 30, 2008 and December 31, 2007, respectively, included in "Other assets", is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Bank Deposits

The fair value of demand deposit accounts, interest-bearing savings accounts with no stated maturity, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, approximates the carrying value at June 30, 2008 and December 31, 2007. The carrying amount of interest payable approximates its fair value.

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

Federal Home Loan Bank Advances and Other Secured Financing

Advances from the Federal Home Loan Bank and federal funds purchased are recorded at outstanding principal plus accrued interest, which approximates fair value. The advances are secured by an assignment of certain loans held by the Stifel Bank & Trust, as well as certain bank owned securities, and the federal funds purchased are secured by certain bank owned securities.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, SFAS No. 123R applies to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, prior period amounts have not been restated to reflect the impact of SFAS No. 123R. Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. See Note N to these condensed consolidated financial statements for a further discussion of stock-based compensation.

Income Taxes

The Company utilizes the asset and liability approach defined in SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). The provision for income taxes and related tax accruals are based on management's consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities, and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred taxes to amounts expected to be realized.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109 ("FIN 48"). FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated financial statements. See Note P to these condensed consolidated financial statements for a further discussion on income taxes.

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

The components of accumulated other comprehensive income, net of related tax, at June 30, 2008 and December 31, 2007 consist of unrealized holding losses on available-for-sale securities. For the three and six months ended June 30, 2008 and 2007, there were no significant reclassifications of losses out of accumulated other comprehensive income into earnings.

Derivative Financial Instruments

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as subsequently amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. The Company principally utilizes interest rate swaps, on occasion, to economically hedge the fair value of securities in its Fixed Income Capital Markets business; however, these derivatives do not qualify for, nor receive, SFAS No. 133 hedge accounting. Accordingly, all derivatives are carried in the Company's condensed consolidated statements of financial condition at fair value with any realized and unrealized gains or losses recorded in the condensed consolidated statement of operations for that period. Any collateral exchanged as part of the swap agreement is recorded in broker receivables and payables in the condensed consolidated statements of financial condition.

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

The Company did not have any open derivative positions at June 30, 2008 or December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company will evaluate the impact that the adoption of SFAS No. 141R will have on the Company's consolidated financial statements upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires additional disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of FSP No. 142-3 will have on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF No. 03-6-1"). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

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

Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 3,701,400 shares of Company common stock valued at $27.70 per share, which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 750,000 shares of Company common stock at an exercise price of $24.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair values of the warrants on the date of closing and issuance were $16,440 and $16,895, respectively.

In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. Based upon actual-to-date revenue production and current projections, the Company has estimated a potential contingent earn-out payment of approximately $23,000. There is no liability for this contingent earn-out recorded at June 30, 2008 as the liability is not determinable beyond a reasonable doubt. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees, as defined, over $25,000 for each successive year in the two year period following closing. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. Any contingent payments will be reflected as additional purchase consideration and reflected in goodwill. The Company obtained the approval of shareholders on June 22, 2007 for the issuance of up to 1,500,000 additional shares of Company common stock for the payment of contingent earn-out consideration. The Company paid the contingent payment of $1,790 related to the first year investment banking earn-out in 57,059 shares of Company common stock valued at $31.35 in the second quarter, with partial shares paid in cash. Based upon current trends and projections, the Company does not anticipate that a payment will be due for the second year investment banking contingent earn-out.

In addition to the transaction consideration described above, the Company i) established a retention program for certain associates of Ryan Beck valued at approximately $47,916, consisting of $24,423 employee loans paid in cash and 591,269 Company restricted stock units ("Units") valued at $23,493 using a share price of $39.73, the price on the date of shareholder approval; and ii) issued 420,372 Units valued at approximately $16,703 using the price on the date of shareholder approval, in exchange for Ryan Beck Appreciation Units related to the Ryan Beck deferred compensation plan. On June 22, 2007, the Company obtained shareholder approval for the Stifel Financial 2007 Incentive Stock Plan from which the above units were issued. Additionally, as a result of the amendment to the Ryan Beck deferred compensation plans in June 2007, the Company recorded a $20,568 charge to employee compensation and benefits.

The goodwill and intangible assets of $65,128 recorded in this transaction were assigned to the Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $49,627, $11,984, and $3,517, respectively. The total amount of goodwill and intangible assets is not deductible for tax purposes.

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

(in thousands, except per share data)	Six Months Ended June 30, 2007 (unaudited)
Total revenues	$ 404,748
Net income	$ 6,505
Diluted earnings per share	$ 0.25
Diluted weighted average shares outstanding	25,887

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

The goodwill and intangible assets of $18,842 recorded in this transaction were assigned to a newly created "Stifel Bank" operating segment. The total amount of goodwill and intangible assets is not deductible for tax purposes.

Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of First Service are included in the Company's condensed consolidated statements of operations prospectively from the date of acquisition.

NOTE C - FAIR VALUE MEASUREMENTS

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note A to these condensed consolidated financial statements for a further discussion regarding the Company's policies regarding this hierarchy.

The following tables present information about the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets
Trading securities owned and pledged:
U.S. government and agency securities	$ 14,970	$ 22,982	$ - -	$ 37,952
State and municipal bonds	- -	39,844	8,255	48,099
Corporate obligations	- -	72,101	- -	72,101
Corporate stocks	11,017	368	7,851	19,236
Total trading securities owned and pledged	25,987	135,295	16,106	177,388

Available-for-sale securities:
U.S. government agencies	- -	16,168	- -	16,168
State and political subdivisions	- -	1,522	11,020	12,542
Mortgage-backed securities- agency collateralized	- -	12,736	- -	12,736
Mortgage-backed securities- non-agency collateralized	- -	23,411	- -	23,411
Asset-backed securities	- -	13,926	- -	13,926
Total available-for-sale securities	- -	67,763	11,020	78,783

Investments:
Marketable equity securities	2,222	1,083	- -	3,305
Mutual funds	27,596	1,325	- -	28,921
U.S. government obligations	7,278	18,180	- -	25,458
Other investments	190	98	17,038	17,326
Total investments	37,286	20,686	17,038	75,010
Total assets measured at fair value on a recurring basis	$ 63,273	$ 223,744	$ 44,164	$ 331,181

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Liabilities
Trading securities sold, but not yet purchased:
U.S. government and agency securities	$ 20,662	$ 5,038	$ - -	$ 25,700
State and municipal bonds	- -	80	- -	80
Corporate obligations	- -	85,005	- -	85,005
Corporate stocks	3,683	5,145	- -	8,828
Total trading securities sold, but not yet purchased	24,345	95,268	- -	119,613
Total liabilities measured at fair value on a recurring basis	$ 24,345	$ 95,268	$ - -	$ 119,613

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30, 2008

(in thousands)	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Balance, beginning of period	$ 15,080	$ 19,014	$ 5,185	$ 39,279
Unrealized gains (losses)
Included in net income	(2,988)		(250)	(3,238)
Included in other comprehensive income	- -	(420)	- -	(420)
Realized gains (losses)	- -	- -	- -	- -
Purchases, issuances, and settlements	3,729	- -	12,103	15,832
Transfers in to level 3	285	- -	- -	285
Transfers out of Level 3	- -	(7,574)	- -	(7,574)
Balance at June 30, 2008	$ 16,106	$ 11,020	$ 17,038	$ 44,164

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30, 2008

(in thousands)	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Balance at January 1, 2008	$ - -	$ 10,074	$ 5,653	$ 15,727
Unrealized gains (losses)
Included in net income	(2,988)		(440)	(3,428)
Included in other comprehensive income	- -	(2,500)	- -	(2,500)
Realized gains (losses)	- -	- -	(281)	(281)
Purchases, issuances, and settlements	3,729	- -	12,106	15,835
Transfers in to level 3	15,365	11,020		26,385
Transfers out of Level 3	- -	(7,574)	- -	(7,574)
Balance at June 30, 2008	$ 16,106	$ 11,020	$ 17,038	$ 44,164

The results included in the table above are only a component of the overall trading strategies of the Company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The Company did not have any Level 3 liabilities at June 30, 2008 or January 1, 2008. The changes to the Company's Level 3 classified instruments were principally a result of transfers of preferred and municipal auction rate securities from Level 2 into Level 3 during the first quarter, purchases during the second quarter, unrealized losses, and transfers out at the end of the second quarter. On June 30, 2008, Stifel Bank & Trust transferred a $10,000 par value of asset-backed security from its available-for-sale portfolio to its held-to-maturity portfolio. The estimated fair value at the date of transfer was $7,574. See further discussion regarding this transfer in Note E to these condensed consolidated financial statements.

NOTE D - TRADING SECURITIES OWNED AND TRADING SECURITIES SOLD, BUT NOT YET PURCHASED

The components of trading securities owned and trading securities sold, but not yet purchased at June 30, 2008 and December 31, 2007, are as follows:

(in thousands)	June 30, 2008		December 31, 2007
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 37,952	$ 25,700	$ 53,086	$ 15,582
State and municipal bonds	48,099	80	52,257	68
Corporate obligations	72,101	85,005	14,150	11,856
Corporate stocks	19,236	8,828	17,565	9,107
	$ 177,388	$ 119,613	$ 137,058	$ 36,613

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Trading securities owned and pledged, at fair value" in the condensed consolidated statements of financial condition.

NOTE E - AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

On June 30, 2008, Stifel Bank & Trust transferred a $10,000 par value ABS, consisting of trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from its available-for-sale securities portfolio to its held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income will be amortized as an adjustment of yield over the remaining life of the security. Stifel Bank & Trust has the intent and ability to hold this security until maturity on June 30, 2034.

The following tables provide a summary of the amortized cost and fair values of available-for-sale securities and held-to-maturity securities at June 30, 2008 and December 31, 2007:

	June 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government agencies	$ 15,999	$ 169	$ - -	$ 16,168
State and political subdivisions	13,116	- -	(574)	12,542
Mortgage-backed securities- agency collateralized	13,166	- -	(430)	12,736
Mortgage-backed securities- non-agency collateralized	23,678	44	(311)	23,411
Corporate bonds	- -	- -	- -	- -
Asset-backed securities	14,819	- -	(893)	13,926
Total available-for-sale	$ 80,778	$ 213	$ (2,208)	$ 78,783

Held-to-maturity
Asset-backed securities	$ 7,574	$ - -	$ (- -)	$ 7,574

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	- -	15,126
Mortgage-backed securities- agency collateralized	13,465	- -	(10)	13,455
Mortgage-backed securities- non-agency collateralized	14,444	232	- -	14,676
Corporate bonds	2,993	- -	(23)	2,970
Asset-backed securities	19,699	- -	(1,581)	18,118
Total available-for-sale	$ 88,207	$ 515	$ (1,615)	$ 87,107

During the three and six months ended June 30, 2008, available-for-sale securities with an aggregate par value of $500 and $9,706, respectively, were called by the issuing agencies, resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, for the three and six months ended June 30, 2008, the Company received principal payments on asset-backed and mortgage-backed securities of $938 and $1,654, respectively. During the second quarter of 2008, the Company sold corporate bonds for the approximate carrying value (fair value) of $2,993. There were no calls, sales, maturities, or principal payments during the three or six months ended June 30, 2007. During the three and six months ended June 30, 2008, unrealized losses, net of deferred tax benefits, of $859 and $2,191, respectively, were recorded in accumulated other comprehensive loss. During the three and six months ended June 30, 2007, unrealized losses, net of deferred tax benefits, of $147 were recorded in accumulated other comprehensive loss. There were no realized gains or losses related to available-for-sale securities for the three and six months ended June 30, 2008 and 2007.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2008 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 12,199	$ 11,621	$ - -	$ - -
One to three years	11,711	11,226	- -	- -
Three to five years	4,560	4,180	- -	- -
Five to ten years	14,464	14,610	- -	- -
Over ten years	1,000	1,000	- -	- -
Mortgage-backed securities:
Over twenty-five years	36,844	36,146	7,574	7,574
Total	$ 80,778	$ 78,783	$ 7,574	$ 7,574

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $40,812 and $12,105 at June 30, 2008 and December 31, 2007, respectively.

Certain investments in the available-for-sale portfolio at June 30, 2008 are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. These securities have been in an unrealized loss position for less than twelve months. Total fair value of these investments at June 30, 2008 was $51,090, which was approximately 65% of the Company's available-for-sale investment portfolio. The amortized cost basis of these investments was $53,298 at June 30, 2008. Included in the balance of securities in an unrealized loss position are auction rate securities backed by state student loan bonds which have been determined to be illiquid due to recent failed auctions. These $11,600 par value auction rate securities have a fair value of $11,020 June 30, 2008. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and the widening of credit spreads, and the liquidity issues, including failed auctions for auction rate securities, that have had a pervasive impact on the market.

Stifel Bank & Trust's investment in a held-to-maturity asset-backed security consists of investment grade pools of trust preferred securities related primarily to banks. Unrealized losses were caused primarily by: 1) widening of credit spreads; 2) illiquid markets for CDOs; 3) global disruptions in the credit markets; and 4) increased supply of CDO secondary market securities from distressed sellers. There has been no deterioration in the underlying credit quality or adverse changes to the estimated cash flows of these securities.

Stifel Bank & Trust's available-for-sale securities and held-to-maturity security are reviewed quarterly according to the Company's policy discussed in Note A to assess credit quality and to determine if any impairment is other than temporary, The Company believes the declines in fair value for these securities are temporary. There has been no decline in fair value attributable to credit quality, and Stifel Bank & Trust has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE F - BANK LOANS

The following table provides a summary of Stifel Bank & Trust's loan portfolio at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
($'s in thousands)	Balance	%	Balance	%
Commercial real estate	$ 42,668	26%	$ 39,184	30%
Construction and land	18,120	11%	24,447	19%
Commercial	33,963	21%	31,526	25%
Residential real estate	43,339	26%	27,628	21%
Home equity lines of credit	23,534	14%	1,524	1%
Consumer	2,983	2%	3,474	3%
Other	32	- -%	570	1%
Total bank loans	164,639	100%	128,353	100%
Add: unamortized loan origination costs, net of loan fees	555		- -
Add: loans in process	213		- -
Less: allowance for loan losses	(2,009)		(1,685)
Total bank loans, net	$ 163,398		$ 126,668

Changes in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($'s in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$ 1,567	$ - -	$ 1,685	$ - -
Acquisition of Stifel Bank & Trust	- -	1,127	- -	1,127
Provision for loan loss charged to operations	935	15	1,070	15
Charge-offs	(493)	(- -)	(746)	(- -)
Recoveries	- -	- -	- -	- -
Allowances for loan losses, end of period	$ 2,009	$ 1,142	$ 2,009	$ 1,142

The results of Stifel Bank & Trust are included prospectively from the date of acquisition of April 2, 2007, and therefore are the same as the three months ended June 30, 2007.

At June 30, 2008, Stifel Bank & Trust had $17,277 in mortgage loans held for sale. For the three and six months ended June 30, 2008, Stifel Bank & Trust recognized a gain of $814 and $1,056, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

Included in the loan portfolio at June 30, 2008 and December 31, 2007 are impaired loans totaling $1,245 and $657, respectively, for which there are specific loss allowances of $164 and $328, respectively. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at June 30, 2008 or December 31, 2007. Approximately $990 of the purchase price related to Stifel Bank & Trust was deposited into an escrow account pending satisfaction of certain contingencies, including impaired and non-accrual loans (See Note B to these condensed consolidated financial statements). The gross interest income related to impaired and non-accruing loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the current quarter were immaterial to the condensed consolidated financial statements. There were no troubled debt restructurings during the six months ended June 30, 2008 or year ended December 31, 2007.

At June 30, 2008 and December 31, 2007, Stifel Bank & Trust had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $4,096 and $4,194, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $50 and $260, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE G - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2007	$ 42,303	$ 25,528	$ 7,267	$ 16,788	$ 91,886
Acquisitions/purchase price adjustments	1,488	397	99	(103)	1,881
Balance at June 30, 2008	43,791	25,925	7,366	16,685	93,767

Intangible Assets
Balance at December 31, 2007	12,336	3,394	1,212	1,773	18,715
Net additions	- -	350	- -	- -	350
Amortization of intangible assets	(1,044)	(243)	(78)	(225)	(1,590)
Balance at June 30, 2008	11,292	3,501	1,134	1,548	17,475

Total goodwill and intangible assets	$ 55,083	$ 29,426	$ 8,500	$ 18,233	$ 111,242

The changes in goodwill during the six months ended June 30, 2008 are attributable to the acquisition of Ryan Beck and Stifel Bank & Trust consisting of accruals for estimated investment banking earn-out payments of $1,125 and purchase price adjustments of $859 principally related to the allowance for doubtful receivables from former employees for Ryan Beck, and a $103 credit related to federal tax refunds from Stifel Bank & Trust.

Intangible assets consist of acquired customer lists, core deposits, and non-compete agreements that are amortized to expense over their contractual or determined useful lives, as well as backlog, which is amortized against revenues as specific transactions are closed. The gross and accumulated amortization balances of intangibles are as follows:

	June 30, 2008			December 31, 2007
(in thousands) Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$ 19,533	$ 4,373	$ 15,160	$ 19,533	$ 3,301	$ 16,232
Backlog	348	339	9	348	339	9
Core deposits	2,157	609	1,548	2,157	384	1,773
Non-compete agreements	2,236	1,478	758	1,886	1,185	701
Total amortized intangible assets	$ 24,274	$ 6,799	$ 17,475	$ 23,924	$ 5,209	$ 18,715

Aggregate amortization expense related to intangible assets was $766 and $871 for the three months ended June 30, 2008 and 2007, respectively, and $1,590 and $1,177 for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization expense for the next five years is: 2008 - $3,076 (including $1,590 recognized during the first six months); 2009 - $2,372; 2010 - $2,093; 2011 - $1,896; and 2012 - $1,618. The weighted-average remaining lives of the following intangible assets at June 30, 2008 are: customer lists 6.9 years; core deposits 6.8 years; and non-compete agreements 1.3 years.

NOTE H - SHORT-TERM BORROWINGS FROM BANKS

The Company's short-term financing related to the broker-dealer business is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $755,000 at June 30, 2008, of which $570,900 was unused. There are no compensating balance requirements under these arrangements. At June 30, 2008, short-term borrowings from banks were $184,100 at an average rate of 3.20%, which were collateralized by company-owned and customer owned securities valued at $302,661. At December 31, 2007, short-term borrowings from banks were $127,850 at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151,714. The average short-term bank borrowings were $181,634 and $148,161 for the three and six months ended June 30, 2008, respectively, at weighted average daily interest rates of 1.96% and 2.26%, respectively. The average short-term bank borrowings were $241,102 and $202,278 for the three and six months ended June 30, 2007, respectively, at weighted average daily interest rates of 5.37% and 5.34%, respectively. At June 30, 2008 and December 31, 2007, Stifel Nicolaus had a stock loan balance of $104,244 and $138,475, respectively, at weighted average daily interest rates of 2.24% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $126,814 and $144,851 for the three and six months ended June 30, 2008, respectively, at weighted average daily effective interest rates of 2.15% and 2.78%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $69,414 and $87,224 for the three and six months ended June 30, 2007, respectively, at weighted average daily effective interest rates of 4.52% and 4.96%, respectively. Customer owned securities were utilized in these arrangements.

NOTE I - FEDERAL HOME LOAN BANK ADVANCES AND OTHER SECURED FINANCING

At June 30, 2008, Stifel Bank & Trust had $14,500 of credit extended from the Federal Home Loan Bank, consisting of advances of $6,000 and repurchase agreements of $8,500. Of the $6,000 advances outstanding, $4,000 is at a rate of 2.86% and matures on April 30, 2009, and $2,000 is at a rate of 3.20% and matures on April 30, 2010. Stifel Bank & Trust did not have any such advances outstanding at December 31, 2007. The average FHLB advances outstanding were $12,777 and $6,388 for the three and six months ended June 30, 2008, respectively, at weighted average daily interest rates of 2.50% and 2.50%, respectively. The average FHLB advances outstanding were $8,201 for the three and six months ended June 30, 2007, respectively, at weighted average daily interest rates of 5.29%.

Additionally, Stifel Bank & Trust had overnight federal funds purchased at June 30, 2008 of $7,600 at an interest rate of 2.36% and other miscellaneous repurchase agreements, considered to be secured financing, outstanding in the amount of $136. At December 31, 2007, there were no federal funds purchased and the amount outstanding under repurchase agreements was $38. For the three and six months ended June 30, 2008, Stifel Bank & Trust had average federal funds and repurchase agreements outstanding of $1,629 and $842, respectively, at weighted average interest rates of 2.46% and 2.38%, respectively. For the three and six months ended June 30, 2007, Stifel Bank & Trust had average federal funds and repurchase agreements outstanding of $108 at weighted average interest rates of 2.49%.

NOTE J -BANK DEPOSITS

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at June 30, 2008 and December 31, 2007 are summarized as follows:

(in thousands)	June 30, 2008	December 31, 2007
Demand deposits-non-interest bearing	$ 18,552	$ 9,260
Demand deposits-interest bearing	4,326	3,054
Money market accounts	162,819	133,057
Savings accounts	339	365
Certificates of deposit, less than $100	20,952	27,324
Certificates of deposit, $100 and greater	15,261	19,421
Total deposits	$ 222,249	$ 192,481

The weighted average interest rate on deposits was approximately 2.6% and 4.3% at June 30, 2008 and December 31, 2007, respectively.

The scheduled maturities of certificates of deposit at June 30, 2008 and December 31, 2007 were as follows:

(in thousands)	June 30, 2008	December 31, 2007
Certificates of deposit, less than $100:
Within one year	$ 15,881	$ 22,984
One to three years	3,556	2,998
Over three years	1,515	1,342
	$ 20,952	$ 27,324
Certificates of deposit, $100 and greater:
Within one year	$ 11,654	$ 16,002
One to three years	2,370	2,501
Over three years	1,237	918
	$ 15,261	$ 19,421

At June 30, 2008 and December 31, 2007, the amount of deposits includes deposits of related parties, including $148,002 and $118,160, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $276 and $1,114, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At June 30, 2008 and December 31, 2007, customer demand deposit overdrafts of $32 and $570, respectively, have been recorded to "Bank loans" on the condensed consolidated statements of financial condition.

NOTE K - COMMITMENTS, CONTINGENCIES AND GUARANTEES

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2008, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, the Company had pledged customer-owned securities valued at $64,121 and $78,250, at June 30, 2008 and December 31, 2007, respectively. The amounts on deposit satisfied the minimum margin deposit requirements of $56,876 and $56,525, respectively, at those dates.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had deposited $20,800 and $13,000 in cash at June 30, 2008 and December 31, 2007, respectively, which satisfied the minimum margin deposit requirements of $12,243 and $7,698, respectively.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company's liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is considered remote. Accordingly, no liability has been recognized for these arrangements.

The Company has potential contingent earn-out payments related to the acquisition of Ryan Beck. Based upon the provisions of the agreement for the contingent earn-out, the Company estimates that approximately $23,000 could be payable under these contingent earn-out payment arrangements. The Company has not recorded a liability for these remaining potential contingent earn-out arrangements, as it is not able to estimate the liability beyond a reasonable doubt. Any contingent payments will be reflected as additional purchase consideration and reflected in goodwill.

The Company has completed private placements of cumulative trust preferred securities through Stifel Financial Capital Trust II, Stifel Financial Capital Trust III, and Stifel Financial Capital Trust IV (the "trusts"). These trusts are non-consolidated wholly owned subsidiaries of the Company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to the Company. The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from the Company by the trusts, and the Company effectively provides for the full and unconditional guarantee of the securities issued by the trusts. The Company makes timely payments of interest to the trusts as required by contractual obligations which are sufficient to cover payments due on the securities issued by the trusts and believes that it is unlikely that any circumstances would occur that would make it necessary for the Company to make payments related to these trusts other than those required under the terms of the debenture agreements and the trust preferred securities agreements. For further information regarding these debentures and trust preferred securities, see  Note J of the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In the ordinary course of business, Stifel Bank & Trust has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note O to these condensed consolidated financial statements for further discussion.

NOTE L - LEGAL PROCEEDINGS

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

NOTE M - REGULATORY AND CAPITAL REQUIREMENTS

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

At June 30, 2008, Stifel Nicolaus had net capital of $180,756, which was 32.8% of aggregate debit items and $169,730 in excess of minimum required net capital. CSA had net capital of $3,148 at June 30, 2008, which was $2,974 in excess of minimum required net capital. At December 31, 2007, Stifel Nicolaus had net capital of $129,620, which was 23.2% of aggregate debit items and $118,445 in excess of minimum required net capital. At December 31, 2007, CSA had net capital of $3,699, which was $3,417 in excess of minimum required net capital.

The Company's international subsidiary, Stifel Nicolaus Limited ("SN Ltd"), is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2008 and December 31, 2007, SN Ltd's capital and reserves were $8,287 and $8,367, respectively, which were $5,633 and $4,537, respectively, in excess of the financial resources requirement under the rules of the FSA.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, as a bank holding company, and Stifel Bank & Trust to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008 and December 31, 2007 that the Company and Stifel Bank & Trust meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. The calculation of Stifel Bank & Trust's total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at June 30, 2008 and December 31, 2007 is set forth in the table below.

Stifel Bank & Trust
Federal Reserve Capital Amounts

($'s in 000's)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total capital to risk-weighted assets	$ 41,720	17.6%	$ 18,959	8.0%	$ 23,699	10.0%
Tier 1 capital to risk-weighted assets	$ 39,710	16.8%	$ 9,479	4.0%	$ 14,219	6.0%
Tier 1 capital to adjusted average total assets	$ 39,710	14.2%	$ 11,153	4.0%	$ 13,942	5.0%
As of December 31, 2007:
Total capital to risk-weighted assets	$ 40,420	21.3%	$ 15,208	8.0%	$ 19,010	10.0%
Tier 1 capital to risk-weighted assets	$ 38,735	20.4%	$ 7,604	4.0%	$ 11,406	6.0%
Tier 1 capital to adjusted average total assets	$ 38,735	17.5%	$ 8,860	4.0%	$ 11,075	5.0%

NOTE N - STOCK-BASED COMPENSATION PLANS

The Company has various incentive stock award plans consisting of: the Company's 1997 and 2001 Incentive Stock Plans, as amended, whereby the Company may grant up to an aggregate of 16,872,989 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units; the "Equity Incentive Plan for Non-Employee Directors", as amended, whereby the Company may grant stock options and stock units up to 600,000 shares; and the Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan ("SWAP"), a deferred compensation plan for financial advisors, whereby the Company is authorized to grant 1,400,000 stock units.

In connection with the Company's acquisition of Ryan Beck, the Company established a retention program, including cash and equity compensation awards (in the form of restricted stock units) for certain investment executives and officers of Ryan Beck. On June 22, 2007, the Company's shareholders approved the Stifel Financial Corp. 2007 Incentive Stock Plan (the "2007 Incentive Stock Plan") whereby the Company may grant up to an aggregate of 1,800,000 incentive stock options, stock appreciation rights, restricted stock, performance awards, or stock units.

On June 4, 2008, the Company's shareholders approved an amendment and restatement to the Company's Equity Incentive Plan for Non-Employee Directors and the 2001 Incentive Stock Plan. The Equity Incentive Plan for Non Employee Directors was amended to increase the number of shares by 300,000, to extend the duration of the plan to June 5, 2018, and to document the changes made in the deferred compensation provisions to comply with Section 409A of the Internal Revenue Code, as amended. The 2001 Incentive Stock Plan was amended to increase the number of shares available for issuance by 3,750,000 and to extend the duration of the plan. For each calendar year in the ten-year period commencing January 1, 2009, the number of shares reserved for issuance shall automatically increase by an additional 750,000 shares, subject to certain restrictions.

Awards under the Company's incentive stock award plans are granted at market value at the date of the grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period, except for awards under the Equity Incentive Plan for Non-Employee Directors, which are exercisable six months to one year from date of grant.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to interpret the Plans, determine to whom awards may be granted under the Plans, and determine the terms of each award. According to these plans, the Company is authorized to grant an additional 5,312,876 shares at June 30, 2008.

Stock Option/Incentive Award Plans

Total compensation cost for stock options for the three and six months ended June 30, 2008 was $35 and $152, respectively. The total tax benefit related thereto was $1,500 and $2,006, respectively. Total compensation cost for stock options for the three and six months ended June 30, 2007 was $125 and $260, respectively. The total tax benefit related thereto was $1,003 and $2,333, respectively.

For the six months ended June 30, 2008, no options were granted. The Company has substantially eliminated the use of stock options as a form of compensation. As of June 30, 2008, there were 1,514, 186 options outstanding at a weighted-average exercise price of $7.78 and a weighted-average remaining contractual life of 3.71 years. As of June 30, 2008, there was approximately $907 of unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted-average period of 1.80 years.

The Company received $728 and $1,379 cash from the exercise of stock options during the three and six months ended June 30, 2008, respectively.

Stock Units

The total stock unit compensation cost, which is included in "Employee compensation and benefits" on the condensed consolidated statements of operations, under all of the Company's incentive stock plans recognized for the three and six months ended June 30, 2008 was $12,994 and $24,528, respectively. The total tax benefit related thereto was $189 and $5,639, respectively. The total stock unit compensation cost under all of the Company's incentive stock plans recognized for the three and six months ended June 30, 2007 was $8,607 and $18,139, respectively. The total tax benefit related thereto was $121 and $6,110, respectively.

During the three months ended June 30, 2008, the Company granted 245,075 units with a fair value of $7,993 and converted 21,888 units into common stock. During the six months ended June 30, 2008, the Company granted 1,137,640 units with a fair value of $33,519 and converted 826,841 units into common stock, and cancelled 455 stock unit grants. At June 30, 2008, the total number of non-vested stock units under the plans was 4,782,739 with a total unrecognized compensation cost of $90,100.

A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. The Company charged $9,108 and $17,438 to employee compensation and benefits for the three and six months ended June 30, 2008, respectively, and $6,921 and $14,004 for the three and six months ended June 30, 2007, respectively, relating to units granted under this plan.

Stifel Nicolaus has a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by financial advisors. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $28,921 at June 30, 2008 and $30,760 at December 31, 2007 in mutual funds that were purchased by the Company to economically hedge its liability to the financial advisors that choose to base the performance of their return on the index mutual fund option. Financial advisors may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain financial advisors, upon joining the Company, may receive Company stock units in lieu of transition cash payments. Deferred compensation related to this plan cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. Charges to employee compensation and benefits related to this plan were $3,593 and $6,589 for the three and six months ended June 30, 2008, respectively, and $1,538 and $3,421 for the three and six months ended June 30, 2007, respectively.

As a component of the total units granted under the Company's incentive stock plans, on June 22, 2007, the Company granted 591,269 restricted stock units for a component of the Ryan Beck retention program and issued 420,372 restricted stock units in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. Both unit grants were made under the 2007 Incentive Stock Plan. The value of the restricted stock units was $40,196. The restricted stock units granted for the retention program will vest over a three to seven year period. The Company incurred compensation expense of $1,378 and $2,541 for the retention program during the three and six months ended June 30, 2008, respectively, which is included in the total stock unit compensation cost. Additionally, included in employee compensation and benefits for the six months ended June 30, 2007 is a charge related to the modification of the service requirements for participants in the Ryan Beck deferred compensation plans to provide for accelerated vesting for participants that had completed one year of service for Ryan Beck. As a result of the vesting, the Company charged $20,568 to "Employee compensation and benefits," of which $16,673 was recorded as "Additional paid-in capital."

As a component of the total units granted under the Company's incentive stock plans, the Company granted 2,711,415 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") on January 2, 2006. The units were granted in accordance with the Company's 2001 incentive stock award plan, as amended, with fair value of $67,948. The units vest ratably over a three year period. The Company incurred compensation expense of $5,560 and $10,740 during the three and six months ended June 30, 2008, respectively, and $5,343 and $10,801 during the three and six months ended June 30, 2007, respectively, which is included as a component of the total stock unit compensation cost.

NOTE O - OFF-BALANCE SHEET CREDIT RISK

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

At June 30, 2008 and December 31, 2007, Stifel Bank & Trust had outstanding commitments to originate loans aggregating approximately $11,520 and $4,236, respectively. The commitments extended over varying periods of time with all commitments at June 30, 2008 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank & Trust to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank & Trust be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2008 and December 31, 2007, Stifel Bank & Trust had total outstanding letters of credit totaling $442 and $344, respectively. For all but one of the standby letters of credit commitments at June 30, 2008, the expiration terms range from one month to one year. The remaining commitment, in the amount of $10, has an expiration term of April, 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank & Trust uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2008 and December 31, 2007, Stifel Bank & Trust had granted unused lines of credit to commercial and consumer borrowers aggregating $37,547 and $19,437, respectively.

See Note Q of the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding the Company's financial instruments with off-balance sheet credit risk.

NOTE P - INCOME TAXES

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

At December 31, 2007, the Company's liability for gross unrecognized tax benefits was $2,869. Included in the balance at December 31, 2007 is $2,106 of tax positions excluding interest and penalties that, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had accrued interest related to unrecognized tax benefits of $524 at December 31, 2007, and accrued penalties related to unrecognized tax benefits of $127 at December 31, 2007. The amount of interest and penalties recognized in the condensed consolidated statements of operations for the six months ended June 30, 2008 was not material. The Company's gross unrecognized tax benefits were reduced by $630 during the second quarter of 2008 due to the finalization of the Internal Revenue Service examination of the Company's income tax returns for calendar year 2005. The Company does not expect gross unrecognized tax benefits to change significantly during the next twelve month period.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitation. For the U.S. and most state and foreign jurisdictions, the years 2004 through 2007 remain subject to examination by their respective authorities. The Company is subject to examination by state tax jurisdictions. It is possible that these examinations will be resolved in the next twelve months. The Company does not anticipate that payments made during the next twelve month period for these examinations will be material, nor does the Company expect that the reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations will be significant. The Company's foreign jurisdictions are generally fully taxable by the U.S.

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

Information concerning operations in these segments of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net Revenues
Private Client Group	$ 120,999	$ 118,274	$ 235,852	$ 203,801
Equity Capital Markets	48,011	78,410	97,239	130,940
Fixed Income Capital Markets	34,709	10,496	78,711	25,111
Stifel Bank (1)	3,237	1,090	5,319	1,090
Other	1,995	2,665	3,307	6,954
Total Net Revenues	$ 208,951	$ 210,935	$ 420,428	$ 367,896
Operating Contributions
Private Client Group	$ 29,856	$ 26,377	$ 55,461	$ 44,468
Equity Capital Markets	3,584	20,528	10,511	33,946
Fixed Income Capital Markets	11,786	(614)	26,699	1,273
Stifel Bank (1)	422	274	731	274
Other/Unallocated Overhead	(25,498)	(43,901)	(49,327)	(62,480)
Income before income taxes	$ 20,150	$ 2,664	$ 44,075	$ 17,481

(1) The Stifel Bank segment was added beginning April 2, 2007 with the Company' acquisition of First Service, now referred to as Stifel Bank & Trust.

Information regarding net revenues by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net Revenues
United States	$ 200,562	$ 204,314	$ 403,494	$ 354,805
United Kingdom	5,910	4,215	11,587	7,681
Other European	2,479	2,406	5,347	5,410
Total Net Revenues	$ 208,951	$ 210,935	$ 420,428	$ 367,896

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE R - STOCKHOLDERS' EQUITY

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. During the first six months of 2008, the Company repurchased 567,953 shares of its common stock, at an average price of $27.87 per share. The Company reissued 579,911 shares of common stock and issued 391,787 new shares for its employee benefit plans in the first six months of 2008.

NOTE S - EARNINGS PER SHARE

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

The components of the basic and diluted EPS calculations for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Income Available to Common Stockholders
Net Income	$ 12,332	$ 1,448	$ 26,679	$ 10,277
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	23,449	22,275	23,363	20,978
Effect of dilutive securities from employee benefit plans	3,780	3,737	3,568	3,543
Diluted Weighted Average Shares Outstanding	27,229	26,012	26,931	24,521
Basic Earnings per share	$ 0.53	$ 0.07	$ 1.14	$ 0.49
Diluted Earnings per share	$ 0.45	$ 0.06	$ 0.99	$ 0.42

*All shares and earnings per share amount reflect the three-for-two stock split distributed in June 2008. (See Note A to these condensed consolidated financial statements.)

NOTE T - VARIABLE INTEREST ENTITIES ("VIE")

On April 16, 2008, the Company invested $12,000 in a convertible promissory note issued by FSI Group, LLC ("FSI"), a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. On July 1, 2008, under the terms of the note purchase agreement, the Company exercised its option to increase its investment in the convertible promissory note to $18,000. The note is convertible at the election of the Company into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum., The Company has determined that FSI is a VIE under the provisions of FIN 46R. The Company has determined it is not the primary beneficiary of FSI. The Company's exposure to loss is limited to its investment. At June 30, 2008, the $12,000 investment is included on the condensed consolidated statements of financial condition under the caption "Investments". FSI has assets of approximately $15,800.

Stifel Nicolaus has organized several non-registered private investment funds as limited liability companies for the purpose of allowing members to invest in portfolios, which may not otherwise be available to them due to high minimum initial investments required. Stifel Nicolaus is the manager of the funds and earns management fees but has no investments or other financial interests in the funds.

******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Securities Exchange Act") that are based upon our current expectations and projections about current events. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements from our use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include statements relating to:

•         our goals, intentions and expectations;

•         our business plans and growth strategies;

•         our ability to integrate and manage our acquired businesses;

•         estimates of our risks and future costs and benefits; and

•         forecasted demographic and economic trends relating to our industry.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, changes in general economic and business conditions, actions of competitors, regulatory actions, changes in legislation, technology changes and the risks and other factors set forth in Part 1, Item 1A. - Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that may impact our results.

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

Concerns over inflation, recession, energy costs, and geopolitical issues have continued to become increasingly pressing. Specifically, the challenges presented by the global credit slowdown, the U.S. sub-prime mortgage market, a declining residential real estate market in the U.S., the disruption in the auction-rate securities market, and an increase in the rate of unemployment, contributed to increased volatility and diminished expectations for the economy and the markets going forward. At June 30, 2008, the key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the NASDAQ, and the Standard and Poor's 500 Index ("S&P 500") closed approximately 14%, 14%, and 13% respectively, lower than their December 31, 2007 closing prices, and approximately 15%, 12%, and 15%, respectively, lower than their June 30, 2007 closing prices. Given such factors, the current quarter results may not be indicative of future results.

The U.S. Federal Reserve System's Federal Open Market Committee (the "FOMC") continued to be aggressive in monitoring monetary policy during the second quarter and lowered the federal funds rate an additional 25 basis points earlier in the quarter to 2.0%. This rate remained constant throughout the remainder of the quarter. During the first six months of 2008, the federal funds rate has decreased 225 basis points from the December 31, 2007 rate of 4.25%. Long-term interest rates, as measured by the 10-year U.S. Daily Treasury Yield Curve, were 3.99% at June 30, 2008, down from 4.04% at December 31, 2007.

Although the Company does not engage in any significant proprietary trading for its own account, the inventory of securities held to facilitate customer trades and its market making activities are sensitive to market movements. The Company does not have any significant direct exposure to the sub-prime market crisis, but is subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms and interest rate fluctuations. Stock prices for companies in this industry, including Stifel Financial Corp., have been volatile as a result of reactions to the global credit crisis and the continued volatility in the financial services industry. The Company will continue to monitor its market capitalization and review for potential goodwill asset impairment losses if events or changes in circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount.

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

On April 2, 2007, the Company completed its acquisition of First Service Financial Company ("First Service") and it's wholly owned subsidiary, FirstService Bank, by means of the merger of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of the Company, with AcquisitionCo surviving the merger. Upon consummation of the merger, the Company became a bank holding company and a "financial holding company," subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust." The results of operations for the Company and the Stifel Bank segment include the acquired Stifel Bank & Trust business results of operations beginning on the date of acquisition.

Executive Summary

The Company's overall financial results continue to be highly and directly correlated to: the direction and activity levels of the United States equity and fixed income markets; the increased activity from the successful integrations of the Ryan Beck acquisition on February 28, 2007 and the Stifel Bank & Trust acquisition on April 2, 2007; the Company's expansion of the Equity Capital Markets ("ECM"), Fixed Income Capital Markets ("FICM"), Stifel Bank & Trust; and the continued expansion of the Private Client Group ("PCG"). During the first six months of 2008, the Company opened thirteen branch offices and hired 72 financial advisors. In addition, the Company added 48, 24, and 13 revenue producers in its ECM, FICM, and Bank segments, and added 130 employees that directly support these revenue producers and 50 employees for home office support.

Comparability of the current year second quarter and six month results to the prior year periods for total company and ECM segment results is affected by the inclusion of a significant investment banking transaction, which contributed $24.7 million in revenues in the prior year second quarter, and the decline in investment banking activity during the current year, principally due to poor market conditions. In addition, the prior year quarter and six month periods include $21.8 million of acquisition-related expenses associated with the Ryan Beck acquisition, principally a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans.

In addition to these factors, comparability of the first six months of 2008 results to the prior year first six months for total company and segment results is affected by the inclusion of the full six months of Ryan Beck's and Stifel Bank & Trusts' results of operations in 2008 compared to the inclusion of four months of Ryan Beck's results of operations and three months of Stifel Bank & Trust's results of operations in the first six months of 2007. For the six months ended June 30, 2008, Ryan Beck contributed $98.9 million in net revenues compared to $89.1 million in the six months ended June 30, 2007 and income before income taxes of $14.9 million for the six months ended June 30, 2008, including the aforementioned revenue and expense items, compared to a loss of $12.7 million for the six months ended June 30, 2007. Stifel Bank & Trust contributed $5.3 million in net revenues and $731,000 in income before income taxes for the six months ended June 30, 2008 compared to $1.1 million in net revenues and $274,000 in income before income taxes for the six months ended June 30, 2007.

While the Company's net revenues increased to $420.4 million for the six months ended June 30, 2008 compared to $367.9 million for the six months ended June 30, 2007, primarily from increased commissions, principal transactions, and asset management and services fees, certain of our business activities were impacted by the particularly challenging equity market conditions as evidenced by the decline of the Company's investment banking revenues of approximately $64.2 million from the year ago period. The current year second quarter decrease in investment banking revenues of approximately $43.0 million more than offset the increases in commissions and principal transactions and asset management and service fees, resulting in a slight decrease in net revenues compared to the prior year second quarter.

As a result of the turmoil in the credit markets, many issuances of auction rate securities ("ARS") have been adversely affected. The Company held $16.1 million and $11.0 million of ARS in its inventory of trading securities and available-for-sale-securities, respectively, which were considered to be illiquid at June 30, 2008. Additionally, the Company held a $10.0 million par value asset-backed security ("ABS"), consisting of collateralized debt obligation ("CDO") trust preferred securities related primarily to banks, in its available-for-sale securities portfolio, which was also considered to be illiquid at June 30, 2008. The estimated fair value of this ABS security, based upon modeling techniques, was $7.6 million. The decline is principally due to: 1) widening of credit spreads; 2) illiquid markets for CDOs; 3) global disruptions in the credit markets; and 4) increased supply of CDO secondary market securities from distressed sellers. On June 30, 2008, the Company transferred this CDO security from its available-for-sale securities portfolio to its held-to-maturity portfolio at the estimated fair value of $7.6 million. The unrealized loss of $2.5 million, included in accumulated other comprehensive income, will be amortized as an adjustment of yield over the remaining life of the security. The Company has the intent and ability to hold these ARS securities held as available-for-sale and CDO security until market recovery or maturity and has concluded that as of June 30, 2008 there has not been other than temporary impairment to these securities. The Company will continue to monitor these investments for impairment.

Our business does not produce predictable earnings and is potentially affected by many risk factors such as the economic and global credit slowdown, among others. For a further discussion of the factors that may affect our future operating results, see Part 1, Item 1A. - Risk Factors of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations for the Company
Six months ended June 30, 2008 as compared to six months ended June 30, 2007

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 301,375	71.7%	49%	$ 201,880	54.9%
Investment banking	42,779	10.2	(60)	106,998	29.1
Asset management and service fees	60,244	14.3	34	44,910	12.2
Interest	26,356	6.3	(4)	27,399	7.4
Other	508	0.1	(74)	1,942	0.5
Total revenues	431,262	102.6	13	383,129	104.1
Less: Interest expense	10,834	2.6	(29)	15,233	4.1
Net revenues	420,428	100.0	14	367,896	100.0
Non-Interest Expenses
Employee compensation and benefits	290,825	69.2	6	274,611	74.6
Occupancy and equipment rental	31,726	7.5	21	26,275	7.1
Communication and office supplies	21,695	5.2	10	19,775	5.4
Commissions and floor brokerage	3,967	0.9	(16)	4,719	1.3
Other operating expenses	28,140	6.7	12	25,035	6.8
Total non-interest expenses	376,353	89.5	7	350,415	95.2
Income before income taxes	44,075	10.5	152	17,481	4.8
Provision for income taxes	17,396	4.1	141	7,204	2.0
Net income	$ 26,679	6.4%	160%	$ 10,277	2.8%

The following table presents average balance data and operating interest income and expense data for the Company, as well as related interest yields for the periods indicated:

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus (1)	$ 429,958	$ 12,240	5.69%	$ 241,822	$ 10,161	8.40%
Interest-earning assets of Stifel Bank & Trust (2)	254,740	7,362	5.78%	156,274	2,592	6.63%
Stock borrow of Stifel Nicolaus	94,057	454	0.97%	241,931	696	0.58%
Other		6,300			13,950
Total interest income		$ 26,356			$ 27,399
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 148,161	$ 1,676	2.26%	$ 202,278	$ 5,402	5.34%
Interest-bearing liabilities of Stifel Bank & Trust (2)	206,430	3,152	3.05%	133,602	1,638	4.90%
Stock loan of Stifel Nicolaus	144,851	2,010	2.78%	87,224	2,164	4.96%
Interest-bearing liabilities of Unconsolidated subsidiaries	95,000	3,196	6.73%	87,677	3,296	7.52%
Other		800			2,733
Total interest expense		10,834			15,233
Net interest income		$ 15,522			$ 12,166

(1) Average margin balances increased as a result of the acquisition of Ryan Beck and the growth in the PCG segment.

(2) Stifel Bank & Trust was acquired on April 2, 2007. See further details of Stifel Bank & Trust interest-earning assets and interest-bearing liabilities in Results of Operation-Stifel Bank & Trust discussion.

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories for the first six months can be attributed principally to the acquisitions discussed above in "Acquisitions" and the increased number of PCG offices and PCG financial advisors. Ryan Beck's and Stifel Bank & Trust's results of operations are included in the Company's results of operations prospectively from their respective dates of acquisition of February 28, 2007, and April 2, 2007. As such, the first six months of 2007 includes only four months of Ryan Beck's results of operations and three months of Stifel Bank & Trust's results of operations. As noted in the Executive Summary discussion above, for the six months ended June 30, 2008, Ryan Beck contributed $98.9 million in net revenues compared to $89.1 million in the six months ended June 30, 2007 and income before income taxes of $14.9 million for the six months ended June 30, 2008, including the aforementioned revenue and expense items, compared to a loss of $12.7 million for the six months ended June 30, 2007. Stifel Bank & Trust contributed $5.3 million in net revenues and income before income taxes of $731,000 for the six months ended June 30, 2008 compared to $1.1 million in net revenues and $274,000 in income before income taxes for the six months ended June 30, 2007.

The Company's net revenues (total revenues less interest expense) increased $52.5 million to $420.4 million for the six months ended June 30, 2008, a 14% increase over the $367.9 million recorded for the six months ended June 30, 2007.

Commissions and principal transactions revenues increased 49% to $301.4 million for the first six months of 2008 from $201.9 million for the first six months of 2007, with increases of 25%, 30%, and 255% in the PCG, ECM, and FICM segments, respectively, primarily resulting from the aforementioned growth and market volatility leading to increased commissions, principally in OTC stocks, and increased principal transactions, primarily in corporate debt and mortgage-backed securities.

Investment banking revenues decreased 60% to $42.8 million for the first six months of 2008 from $107.0 million for the first six months of 2007 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by the challenging equity market conditions. Capital raising revenues decreased 60% to $24.9 million from $61.4 million for the prior year period and strategic advisory fees decreased 61% to $17.9 million from $45.6 million for the first six months of 2007. Additionally, during the second quarter of 2007, the Company closed on a significant corporate finance investment banking transaction, which contributed $24.7 million in revenues.

Asset management and service fees revenues increased 34% to $60.2 million from $44.9 million for the prior year period, primarily resulting from a 58% increase in the number of Stifel Nicolaus managed accounts and a 42% increase in the value of assets in fee-based accounts and increased distribution fees for money market funds, principally FDIC insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the Private Client Group (See Assets in Fee-based Accounts in Results of Operations for Private Client Group, six months ended June 30, 2008).

Other revenues decreased $1.4 million to $508,000 for the first six months of 2008 from $1.9 million for the first six months of 2007, principally due to investment losses of approximately $2.9 million for the first six months of 2008 as a result of the downturn in the equity markets, compared to investment losses of approximately $318,000 for the first six months of 2007. Other miscellaneous revenues increased $1.2 million, principally due to increased bank fees from Stifel Bank & Trust.

Interest revenues decreased 4%, or $1.0 million, to $26.4 million for the first six months of 2008 from $27.4 million for the first six months of 2007, principally as a result of a $7.6 million decrease in interest revenues on fixed income inventory held for sale to clients, partially offset by increased interest revenues of $2.1 million from increased customer margin borrowing to finance trading activity and increased interest revenues of $4.8 million from interest-earning assets of Stifel Bank & Trust. The average margin balances of Stifel Nicolaus increased to $430.0 million during the first six months of 2008 compared to $241.8 million during the first six months of 2007 at weighted average interest rates of 5.69% and 8.40%, respectively. The average interest-earning assets of Stifel Bank & Trust increased to $254.7 million during the first six months of 2008 compared to $156.3 million during the first six months of 2007 at weighted average interest rates of 5.78% and 6.63%, respectively.

Interest expense decreased 29%, or $4.4 million, to $10.8 million for the first six months of 2008 from $15.2 million for the first six months of 2007, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowing and firm inventory, partially offset by increased average interest-bearing liabilities of Stifel Bank & Trust. See the table above related to average balance data and operating interest income and expense data, as well as related interest yields for further information.

Employee compensation and benefits increased 6%, or $16.2 million, to $290.8 million for the first six months of 2008 from $274.6 million for the first six months of 2007, principally due to increased commissions and principal transactions revenue production. As a percentage of net revenues, employee compensation and benefits totaled 69.2% for the six months ended June 30, 2008 compared to 74.6% for the six months ended June 30, 2007. Included in compensation and benefits in 2007 is $21.8 million of acquisition-related expenses associated with the Ryan Beck acquisition, principally a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $13.4 million (3% of net revenues) and $11.3 million (3% of net revenues) for the six months ended June 30, 2008 and June 30, 2007, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the six months ended June 30, 2008 and 2007, employee compensation and benefits includes $12.6 million and $11.5 million, respectively, for amortization of units awarded to Legg Mason Capital Markets ("LM Capital Markets") associates. The amortization of these units will continue through the end of 2008.

Occupancy and equipment rental, communication and office supplies, and other operating expenses increased principally due to the acquisitions and the Company's expansion of the ECM and FICM and continued expansion of the PCG.

Commissions and floor brokerage expenses decreased 16% to $4.0 million for the first six months of 2008 from $4.7 million for the first six months of 2007, principally due to a rebate of approximately $1.5 million received in the first quarter of 2008 related to clearing fees paid in 2007.

The provision for income taxes was $17.4 million for the first six months of 2008, representing an effective tax rate of 39.5%, compared to $7.2 million for the first six months of 2007, representing an effective tax rate of 41.2%. The higher effective tax rate in the first six months of 2007 was due to the proportionately higher level of non-deductible expenses to net income.

Net income increased 160%, or $16.4 million, to $26.7 million for the first six months of 2008, compared to $10.3 million for the first six months of 2007, principally due to the increase in net revenues and the scalability of increased production and lower acquisition-related charges.

Results of Operations for the Company
Three months ended June 30, 2008 as compared to three months ended June 30, 2007

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 148,737	71.2%	31%	$ 113,938	54.0%
Investment banking	20,935	10.0	(67)	63,932	30.3
Asset management and service fees	29,966	14.3	17	25,537	12.1
Interest	12,667	6.1	(24)	16,699	7.9
Other	1,715	0.8	227	525	0.3
Total revenues	214,020	102.4	(3)	220,631	104.6
Less: Interest expense	5,069	2.4	(48)	9,696	4.6
Net revenues	208,951	100.0	(1)	210,935	100.0
Non-Interest Expenses
Employee compensation and benefits	144,795	69.3	(12)	163,777	77.6
Occupancy and equipment rental	16,010	7.6	2	15,667	7.4
Communication and office supplies	9,748	4.7	(17)	11,681	5.5
Commissions and floor brokerage	3,486	1.7	12	3,104	1.5
Other operating expenses	14,762	7.1	5	14,042	6.7
Total non-interest expenses	188,801	90.4	(9)	208,271	98.7
Income before income taxes	20,150	9.6	656	2,664	1.3
Provision for income taxes	7,818	3.7	543	1,216	0.6
Net income	$ 12,332	5.9%	752%	$ 1,448	0.7%

The following table presents average balance data and operating interest income and expense data for the Company, as well as related interest yields for the periods indicated:

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus	$ 427,698	$ 5,522	5.16%	$ 254,537	$ 5,362	8.43%
Interest-earning assets of Stifel Bank & Trust	271,265	3,811	5.62%	156,724	2,592	6.63%
Stock borrow of Stifel Nicolaus	102,713	188	0.73%	263,239	382	0.58%
Other		3,146			8,363
Total interest income		$ 12,667			$ 16,699
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 181,634	$ 890	1.96%	$ 241,102	$ 3,234	5.37%
Interest-bearing liabilities of Stifel Bank & Trust	222,168	1,436	2.59%	133,602	1,638	4.90%
Stock loan of Stifel Nicolaus	126,814	681	2.15%	69,414	785	4.52%
Interest-bearing liabilities of unconsolidated subsidiaries	95,000	1,584	6.67%	105,269	1,962	7.46%
Other		478			2,077
Total interest expense		5,069			9,696
Net interest income		$ 7,598			$ 7,003

The Company's net revenues (total revenues less interest expense) decreased 1%, or $2.0 million, to $208.9 million for the three months ended June 30, 2008 compared to $210.9 million recorded for the three months ended June 30, 2007, as increased commissions and principal transactions and asset management and service fees were offset by a substantial decrease in investment banking revenues.

Commissions and principal transactions revenues increased 31% to $148.7 million for the second quarter of 2008 from $113.9 million for the second quarter of 2007, with increases of 7%, 22%, and 268% in the PCG, ECM, and FICM segments, respectively, primarily resulting from the aforementioned growth and market volatility leading to increased commissions, principally in OTC stocks, and increased principal transactions, primarily in corporate debt and mortgage-backed securities.

Investment banking revenues decreased 67% to $20.9 million for the second quarter of 2008 from $63.9 million for the second quarter of 2007 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by the challenging equity market conditions. Capital raising revenues decreased 65% to $11.8 million from $34.1 million for the prior year quarter and strategic advisory fees decreased 69% to $9.1 million from $29.8 million for the second quarter of 2007. During the second quarter of 2007, the Company closed on a significant investment banking transaction which generated $24.7 million in revenues.

Asset management and service fees revenues increased 17% to $30.0 million from $25.5 million for the prior year quarter resulting from a 58% increase in the number of Stifel Nicolaus managed accounts and a 42% increase in the value of assets in fee-based accounts and increased distribution fees for money market funds, principllay FDIC insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the Private Client Group (See Assets in Fee-based Accounts in Results of Operations for Private Client Group, six months ended June 30, 2008).

Other revenues increased $1.2 million to $1.7 million for the second quarter of 2008 from $525,000 for the second quarter of 2007, principally due to increased bank fees associated with the growth of Stifel Bank & Trust.

Interest revenues decreased 24%, or $4.0 million, to $12.7 million for the second quarter of 2008 from $16.7 million for the second quarter of 2007 principally as a result of $5.2 million of decreased interest revenues on fixed income inventory held for sale to clients, partially offset by increased interest revenues of $1.2 million from interest-earning assets of Stifel Bank & Trust. The average interest-earning assets of Stifel Bank & Trust increased to $271.3 million during the second quarter of 2008 compared to $156.7 million during the second quarter of 2007 at weighted average interest rates of 5.62% and 6.63%, respectively. Interest expense decreased 48%, or $4.6 million, to $5.1 million for the second quarter of 2008, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowing and firm inventory and decreased rates and principal balances on the Company's debentures. For further information regarding the debentures, see Note J of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2007. The average balance of interest-bearing liabilities at Stifel Bank & Trust increased to $222.2 million during the second quarter of 2008 from $133.6 million in the prior year quarter; however, the average interest rate decreased to 2.59% from 4.90%, resulting in lower interest expense. See the table above related to average balance data and operating interest income and expense data, as well as related interest yields, for further information.

Employee compensation and benefits decreased 12%, or $19.0 million, to $144.8 million for the second quarter of 2008 from $163.8 million for the second quarter of 2007, principally due to the additional $21.8 million of expenses associated with the Ryan Beck acquisition in the second quarter of 2007 primarily related to a charge for the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plan. As a percentage of net revenues, employee compensation and benefits totaled 69.3% for the three months ended June 30, 2008 compared to 77.6% for the three months ended June 30, 2007. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $6.5 million (3% of net revenues) and $6.7 million (3% of net revenues) for the three months ended June 30, 2008 and June 30, 2007, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three months ended June 30, 2008 and 2007, compensation and benefits includes $6.4 million and $5.4 million, respectively, principally for amortization of units awarded to LM Capital Markets associates. The amortization of these units will continue through the end of 2008.

Occupancy and equipment rental, commissions and floor brokerage, and other operating expenses increased principally due to the continued expansion of the Private Client Group. Communication and office supplies decreased principally as a result of the Company's change in the second quarter of 2008 to a third party vendor for services of approximately $1.4 million previously accounted for as communication and office supplies, but are now accounted for as commissions and floor brokerage.

The provision for income taxes was $7.8 million for the second quarter of 2008, representing an effective tax rate of 38.8%, compared to $1.2 million for the second quarter of 2007, representing an effective tax rate of 45.6%. The higher effective tax rate in the second quarter of 2007 was due to the proportionately higher level of non-deductible expenses to net income.

Net income increased $10.9 million to $12.3 million for the second quarter of 2008 from $1.5 million for the prior year quarter, principally due to the pre-tax charge of $21.8 million taken in the second quarter of 2007 for the acceleration of the vesting of the Ryan Beck deferred compensation plans.

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The Stifel Bank segment includes the results of operations from Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007, and principally includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions, and general administration.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations for Private Client Group

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

The following table presents consolidated information for the PCG segment for the respective periods indicated.

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 159,492	67.6%	25%	$ 127,654	62.6%
Investment banking	10,319	4.4	(59)	25,298	12.4
Asset management and service fees	60,088	25.5	34	44,718	22.0
Interest	13,284	5.6	- -	13,265	6.5
Other	(250)	(0.1)	N/M	550	0.3
Total revenues	242,933	103.0	15	211,485	103.8
Less: Interest expense	7,081	3.0	(8)	7,684	3.8
Net revenues	235,852	100.0	16	203,801	100.0
Non-Interest Expenses
Employee compensation and benefits	145,536	61.7	12	129,787	63.7
Occupancy and equipment rental	16,360	7.0	25	13,039	6.4
Communication and office supplies	8,429	3.6	14	7,375	3.6
Commissions and floor brokerage	1,493	0.6	- -	1,495	0.7
Other operating expenses	8,573	3.6	12	7,637	3.8
Total non-interest expenses	180,391	76.5	13	159,333	78.2
Income before income taxes	$ 55,461	23.5%	25%	$ 44,468	21.8%

N/M=Not meaningful

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007	March 31, 2007
Branch offices	160	152	148	150	152
Financial advisors	986	972	966	956	956
Independent contractors	192	197	197	194	187

Assets in Fee-based Accounts
Value	$ 6,277,218,000	$ 6,702,167,000	$ 6,668,882,000	$ 4,409,262,000	$ 4,173,343,000
Number of accounts	23,017	22,840	21,803	14,587	13,731

PCG net revenues increased 16% to $235.9 million for the six months ended in 2008, compared to $203.8 million for the six months ended in 2007 as a result of increases in commissions and principal transactions, asset management and service fees, and net interest revenues, offset by a decrease in investment banking revenues. Commissions and principal transactions increased primarily due to the increased number of branch locations resulting from the Ryan Beck acquisition and the continued expansion of the PCG and an increase in the number of financial advisors as indicated in the table above. Investment banking, which represents sales credits for investment banking underwritings, decreased approximately 59%, principally reflecting a decline in industry-wide common stock offerings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Interest revenues for PCG increased slightly as a result of the increased number of customer accounts and the resulting increase in customer margin borrowing to finance trading activity, partially offset by decreased average interest rates. Interest expense decreased principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowings. See interest revenues and interest expense discussion in Results of Operations for the Company.

Non-interest expenses increased 13% to $180.4 million compared to $159.3 million for the six months ended June 30, 2008 and 2007, respectively. Employee compensation and benefits increased 12% principally as a result of increased variable compensation, which increased in conjunction with increased production, and increased fixed compensation as a result of the Ryan Beck acquisition and the continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $13.0 million (6% of net revenues) and $8.8 million (approximately 4% of net revenues) for the six months ended 2008 and 2007, respectively, principally in the form of upfront notes and accelerated payouts in connection with the Company's expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits decreased to 61.7% for the six months ended June 30, 2008 compared to 63.7% for the six months ended June 30, 2007. Excluding commissions and floor brokerage, other non-employee compensation and benefits expenses increased due to the opening of thirteen new branch offices and the increased depreciation expense associated with the investment in infrastructure, primarily communication and quote equipment, for the Ryan Beck offices.

Income before income taxes for the PCG increased 25% to $55.5 million for the six months ended June 30, 2008 compared to $44.5 million for the six months ended June 30, 2007 as a result of increased net revenues and the scalability of increased production.

Results of Operations for Private Client Group

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

The following table presents consolidated information for the PCG segment for the respective periods indicated.

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 81,540	67.4%	7%	$ 75,925	64.2%
Investment banking	6,216	5.1	(52)	13,010	11.0
Asset management and service fees	29,941	24.8	17	25,490	21.6
Interest	6,095	5.0	(19)	7,530	6.4
Other	219	0.2	(58)	526	0.4
Total revenues	124,011	102.5	1	122,481	103.6
Less: Interest expense	3,012	2.5	(28)	4,207	3.6
Net revenues	120,999	100.0	2	118,274	100.0
Non-Interest Expenses
Employee compensation and benefits	72,691	60.1	(3)	74,831	63.3
Occupancy and equipment rental	8,334	6.9	9	7,653	6.5
Communication and office supplies	4,232	3.5	(5)	4,432	3.7
Commissions and floor brokerage	1,561	1.3	221	486	0.4
Other operating expenses	4,325	3.5	(4)	4,495	3.8
Total non-interest expenses	91,143	75.3	(1)	91,897	77.7
Income before income taxes	$ 29,856	24.7%	13%	$ 26,377	22.3%

PCG net revenues increased 2% to $121.0 million for the three months ended in 2008, compared to $118.3 million for the three months ended in 2007 as a result of increases in commissions and principal transactions, asset management and service fees, offset by a decrease in investment banking revenues, net interest revenues and other revenues. Commissions and principal transactions increased, all of which was attributable to increased principal transaction revenues, primarily due to the increased number of branch locations and financial advisors due to the continued expansion of the PCG. Investment banking, which represents sales credits for investment banking underwritings, decreased 52%, principally reflecting a decline in industry-wide common stock offerings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Interest revenues for PCG decreased principally as a result of decreased average interest rates charged to customers. Interest expense decreased principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowings. (See interest revenues and interest expense discussion in Results of Operations for the Company, three months ended June 30, 2008).

Non-interest expenses decreased 1% to $91.1 million compared to $91.9 million for the three months ended June 30, 2008 and 2007, respectively. Employee compensation and benefits decreased 3%, principally as a result of decreased fixed compensation and benefit expenses associated with the elimination of certain Ryan Beck salaried positions. Employee compensation and benefits includes transition pay of $6.5 million (5% of net revenues) and $5.0 million (approximately 4% of net revenues) for the three months ended 2008 and 2007, respectively, principally in the form of upfront notes and accelerated payouts in connection with the Company's expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits decreased to 60.1% for the three months ended June 30, 2008 compared to 63.3% for the three months ended June 30, 2007. Occupancy and equipment rental expenses increased due to the increase in the number of branch offices and the increased depreciation expense discussed in the six month results of operations for PCG narrative above. Commission and floor brokerage expenses increased principally due to the exclusion from the prior year second quarter of approximately $1.7 million of acquisition-related payments to Ryan Beck's former clearing agent for trade processing which were charged to the Other segment.

Income before income taxes for the PCG increased 13% to $29.9 million for the three months ended June 30, 2008 compared to $26.4 million for the three months ended June 30, 2007, principally due to the increase in net revenues.

Results of Operations for Equity Capital Markets

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

The following table presents consolidated information for the ECM segment for the respective periods indicated.

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 70,534	72.5%	30%	$ 54,085	41.3%
Investment banking	26,135	26.9	(66)	76,095	58.1
Other	675	0.7	(38)	1,089	0.9
Total revenues	97,344	100.1	(26)	131,269	100.3
Less: Interest expense	105	0.1	(68)	329	0.3
Net revenues	97,239	100.0	(26)	130,940	100.0
Non-Interest Expenses
Employee compensation and benefits	64,244	66.1	(17)	77,384	59.1
Occupancy and equipment rental	4,591	4.7	21	3,802	2.9
Communication and office supplies	7,529	7.8	2	7,394	5.6
Commissions and floor brokerage	2,369	2.4	68	1,407	1.1
Other operating expenses	7,995	8.2	14	7,007	5.4
Total non-interest expenses	86,728	89.2	(11)	96,994	74.1
Income before income taxes	$ 10,511	10.8%	(69)%	$ 33,946	25.9%

ECM recorded net revenues of $97.2 million for the six months ended June 30, 2008, a decrease of 26% compared to the $130.9 million for the six months ended June 30, 2007, principally due to the decrease in investment banking activity resulting from the industry-wide difficult equity market conditions, partially offset by increased commissions and principal transactions, which increased 30% to $70.5 million. Investment banking revenues decreased 66% to $26.1 million, reflecting a 67% decrease in financial advisory fees to $14.8 million and a 63% decrease in equity financing revenues to $11.3 million. During the second quarter of 2007, the Company closed on a significant corporate finance investment banking transaction which contributed $24.7 million in revenues.

Non-interest expenses decreased 11% to $86.7 million for the six months ended June 30, 2008 compared to $97.0 million for the six months ended June 30, 2007, principally due to decreased variable employee compensation and benefit expenses associated with the decreased investment banking revenues. Fixed employee compensation and benefits expense increased as a result of the Company's expansion of the ECM. As a percentage of net revenues, employee compensation and benefits totaled 66.1% for the six months ended June 30, 2008 compared to 59.1% for the six months ended June 30, 2007. All other increases in occupancy and equipment rental, communication and office supplies, and other operating expenses can be attributed to the Company's expansion of the ECM, including the Ryan Beck acquisition, and increased expenses associated with the new downtown Baltimore location for the Company's capital markets operations, which was occupied beginning in the fall of 2007. Additionally, with the Company's change in a third party vendor for services previously recorded as communication and office supplies are now being recorded to commission and floor brokerage. See further discussion in results of operations for the Company, three months ended June 30, 2008.

Income before income taxes decreased 69% to $10.5 million for the six months ended June 30, 2008 compared to $33.9 million for the six months ended June 30, 2007, principally as a result of the 26% decrease in net revenues.

Results of Operations for Equity Capital Markets

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

The following table presents consolidated information for the ECM segment for the respective periods indicated.

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 35,880	74.8%	22%	$ 29,463	37.6%
Investment banking	11,868	24.7	(76)	48,614	62.0
Other	300	0.6	(45)	549	0.7
Total revenues	48,048	100.1	(39)	78,626	100.3
Less: Interest expense	37	0.1	(83)	216	0.3
Net revenues	48,011	100.0	(39)	78,410	100.0
Non-Interest Expenses
Employee compensation and benefits	32,950	68.6	(29)	46,495	59.3
Occupancy and equipment rental	2,658	5.5	13	2,361	3.0
Communication and office supplies	2,583	5.4	(39)	4,256	5.4
Commissions and floor brokerage	1,807	3.8	113	850	1.1
Other operating expenses	4,429	9.2	13	3,920	5.0
Total non-interest expenses	44,427	92.5	(23)	57,882	73.8
Income before income taxes	$ 3,584	7.5%	(83)%	$ 20,528	26.2%

ECM recorded net revenues of $48.0 million for the three months ended June 30, 2008, a decrease of 39% compared to the $78.4 million for the three months ended June 30, 2007, principally due to the decrease in investment banking activity resulting from the industry-wide difficult equity market conditions, partially offset by increased commissions and principal transactions, which increased 22% to $35.9 million. Investment banking revenues decreased 76% to $11.9 million, reflecting a 75% decrease in financial advisory fees to $7.3 million and a 76% decrease in equity financing revenues to $4.6 million. During the second quarter of 2007, the Company closed on a significant corporate finance investment banking transaction which contributed $24.7 million in revenues.

Non-interest expenses decreased 23% to $44.4 million for the three months ended June 30, 2008 compared to $57.9 million for the three months ended June 30, 2007, principally due to decreased variable employee compensation and benefit expenses associated with the decreased revenues, offset by fixed employee compensation and benefits expense, which increased as a result of the Company's expansion of the ECM. As a percentage of net revenues, employee compensation and benefits increased to 68.6% for the three months ended June 30, 2008 compared to 59.3% for the three months ended June 30, 2007. All other increases in occupancy and equipment rental and other operating expenses can be attributed to the Company's expansion of the ECM, including the Ryan Beck acquisition, and increased expenses associated with the new downtown Baltimore location for the Company's capital markets operations, which was occupied beginning in the fall of 2007. Additionally, see discussion in Results of Operations for Equity Capital Markets, six months ended June 30, 2008, regarding services that were previously recorded in communication and office supplies that are now recorded in commissions and floor brokerage.

Income before income taxes decreased 83% to $3.6 million for the three months ended June 30, 2008 compared to $20.5 million for the three months ended June 30, 2007, principally due to the decrease in net revenues.

Results of Operations for Fixed Income Capital Markets

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

The following table presents consolidated information for the FICM segment for the respective periods indicated.

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 71,349	90.7%	255%	$ 20,098	80.0%
Investment banking	6,325	8.0	8	5,835	23.3
Interest	4,287	5.4	(70)	14,210	56.6
Other	12	- -	500	2	- -
Total revenues	81,973	104.1	104	40,145	159.9
Less: Interest expense	3,262	4.1	(78)	15,034	59.9
Net revenues	78,711	100.0	213	25,111	100.0
Non-Interest Expenses
Employee compensation and benefits	45,601	57.9	153	18,047	71.9
Occupancy and equipment rental	1,701	2.2	14	1,494	5.9
Communication and office supplies	2,564	3.3	22	2,099	8.4
Commissions and floor brokerage	105	0.1	(42)	180	0.7
Other operating expenses	2,041	2.6	1	2,018	8.0
Total non-interest expenses	52,012	66.1	118	23,838	94.9
Income before income taxes	$ 26,699	33.9%	N/M	$ 1,273	5.1%

N/M=Not meaningful

FICM net revenues for the six months ended June 30, 2008 increased 213% to $78.7 million compared to net revenues of $25.1 million for the six months ended June 30, 2007, principally due to an increase in principal transactions, primarily corporate debt and mortgage-backed bonds. Interest revenues decreased approximately 70% to $4.3 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense decreased 78% to $3.3 million as a result of decreased interest expense incurred to carry the lower levels of such inventory.

Non-interest expenses increased $28.2 million or 118% to $52.0 million principally due to a 153% increase in employee compensation and benefits, which primarily increased as a result of increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 57.9% in 2008 from 71.9% in 2007, reflecting the increased production. Occupancy and equipment rental, communications and office supplies, and other operating expenses increased principally due to office expansion.

Income before income taxes increased $25.4 million to $26.7 million for the first six months of 2008 from $1.3 million for the comparable six months of 2007 as a result of the increased net revenues and the scalability of increased production.

Results of Operations for Fixed Income Capital Markets

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

The following table presents consolidated information for the FICM segment for the respective periods indicated.

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 31,317	90.2%	268%	$ 8,507	81.1%
Investment banking	2,851	8.2	12	2,539	24.2
Interest	2,120	6.1	(73)	7,854	74.8
Other	6	- -	500	1	- -
Total revenues	36,294	104.5	92	18,901	180.1
Less: Interest expense	1,585	4.5	(81)	8,405	80.1
Net revenues	34,709	100.0	231	10,496	100.0
Non-Interest Expenses
Employee compensation and benefits	19,665	56.7	149	7,893	75.2
Occupancy and equipment rental	924	2.6	16	794	7.6
Communication and office supplies	1,140	3.3	3	1,103	10.5
Commissions and floor brokerage	118	0.3	(11)	132	1.2
Other operating expenses	1,076	3.1	(9)	1,188	11.3
Total non-interest expenses	22,923	66.0	106	11,110	105.8
Income before income taxes	$ 11,786	34.0%	N/M	$ (614)	(5.8)%

N/M=Not meaningful

FICM net revenues for the three months ended June 30, 2008 increased 231% to $34.7 million compared to net revenues of $10.5 million for the three months ended June 30, 2007, principally due to an increase in principal transactions, primarily corporate debt and mortgage-backed bonds. Interest revenues decreased approximately 73% to $2.1 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense decreased 81% to $1.6 million as a result of decreased interest expense incurred to carry the lower levels of such inventory.

Non-interest expenses increased $11.8 million or 106% to $22.9 million principally due to a 149% increase in employee compensation and benefits, which primarily increased as a result of increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 56.7% in 2008 from 75.2% in 2007, reflecting the increased production.

Income before income taxes increased $12.4 million to $11.8 million for the three months ended June 30, 2008 from a loss of $614,000 for the comparable three months of 2007 as a result of the increased net revenues and the scalability of increased production.

Results of Operations for Stifel Bank

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

The following table presents consolidated information for the Stifel Bank segment for the respective periods indicated. The results of operations related to Stifel Bank & Trust, acquired on April 2, 2007, are only included in the Company's condensed consolidated statements of operations beginning prospectively from the date of acquisition.

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Interest	$ 7,362	138.4%	184%	$ 2,592	237.8%
Other	1,109	20.9	715	136	12.5
Total revenues	8,471	159.3	211	2,728	250.3
Less: Interest expense	3,152	59.3	92	1,638	150.3
Net revenues	5,319	100.0	388	1,090	100.0
Non-Interest Expenses
Employee compensation and benefits	1,737	32.7	399	348	31.9
Occupancy and equipment rental	503	9.5	312	122	11.2
Communication and office supplies	245	4.6	621	34	3.1
Provision for loan losses	1,070	20.1	N/M	15	1.4
Other operating expenses	1,033	19.4	248	297	27.3
Total non-interest expenses	4,588	86.3	462	816	74.9
Income before income taxes	$ 731	13.7%	167%	$ 274	25.1%

N/M=Not meaningful

The following table presents average balance data and operating interest income and expense data for Stifel Bank & Trust for the respective periods indicated.

	Six Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Federal funds sold	$ 12,518	$ 176	2.81%	$ 38,936	$ 509	5.23%
U.S. Government agencies	17,594	513	5.83	17,237	213	4.94
State and political subdivisions-taxable	11,318	230	4.06	- -	- -	- -
State and political subdivisions-non taxable (1)	1,536	28	3.65	1,524	13	3.30
Mortgage backed securities	32,376	835	5.16	2,494	39	6.32
Corporate bonds	1,862	57	6.12	- -	- -	- -
Asset backed securities	19,501	816	8.37	- -	- -	- -
FHLB and other capital stock	661	8	2.42	739	8	4.50
Loans (2)	141,053	4,418	6.26	95,344	1,810	7.59
Loans held for sale	16,321	281	3.44	- -	- -	- -
	$ 254,740	$ 7,362	5.78%	$ 156,274	$ 2,592	6.63%
Interest-bearing liabilities:
Deposits:
Demand deposits	$ 2,504	$ 27	2.16%	$ 1,216	$ 8	2.50%
Money market	153,007	2,027	2.65	59,686	721	4.83
Savings	361	2	1.11	622	4	2.54
Time deposits	43,328	1,006	4.64	63,769	796	4.99
FHLB advances	6,388	80	2.50	8,201	108	5.29
Federal funds and repurchase agreements	842	10	2.38	108	1	2.49
	$ 206,430	$ 3,152	3.05%	$ 133,602	$ 1,638	4.90%
Net interest margin		$ 4,210	3.31%		$ 954	2.44%

(1) Calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

The growth in Stifel Bank & Trust has been primarily driven by the growth in deposits associated with deposits of brokerage customer's of Stifel Nicolaus. At June 30, 2008, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank & Trust was $148.0 million compared to Stifel Nicolaus brokerage customer deposits of $54.5 million at June 30, 2007.

Interest revenues of $7.4 million for the first six months of 2008 were generated from weighted average interest-earning assets of $254.7 million at a weighted average interest rate of 5.78%. Interest revenues of $2.6 million for the first six months of 2007 were generated from weighted average interest-earning assets of $156.3 million at a weighted average interest rate of 6.63%. Interest-earning assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold. See the table above for more information regarding average balances, interest income, and average interest rate analysis.

Other revenues principally reflect mortgage loan fees, which increased due to the growth in mortgage loans originated.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2008 was $206.4 million at a weighted average interest rate of 3.05%. The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2007 was $133.6 million at a weighted average interest rate of 4.90%. See the table above for more information regarding average balances, interest expense, and average interest rate analysis.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental, communications and office supplies expenses, primarily related to Stifel Bank & Trust's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses and have increased to support the growth of the bank. During the six months ended June 30, 2008, the provision for loan loss charged to operations was $1.1 million, with charge-offs of $746,000 during the period. Included in the loan portfolio at June 30, 2008 are impaired loans totaling $1.2 million for which there are specific loss allowances of $164,000. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at June 30, 2008. Stifel Bank & Trust has no exposure to sub-prime mortgages.

Results of Operations for Stifel Bank

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

The following table presents consolidated information for the Stifel Bank segment for the respective periods indicated.

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Interest	$ 3,811	117.7%	47%	$ 2,592	237.8%
Other	862	26.7	534	136	12.5
Total revenues	4,673	144.4	71	2,728	250.3
Less: Interest expense	1,436	44.4	(12)	1,638	150.3
Net revenues	3,237	100.0	197	1,090	100.0
Non-Interest Expenses
Employee compensation and benefits	978	30.2	181	348	31.9
Occupancy and equipment rental	283	8.8	132	122	11.2
Communication and office supplies	123	3.8	262	34	3.1
Provision for loan losses	935	28.9	N/M	15	1.4
Other operating expenses	496	15.3	67	297	27.3
Total non-interest expenses	2,815	87.0	245	816	74.9
Income before income taxes	$ 422	13.0%	54%	$ 274	25.1%

N/M=Not meaningful

The following table presents average balance data and operating interest income and expense data for Stifel Bank & Trust for the respective periods indicated.

	Three Months Ended
	June 30, 2008			June 30, 2007
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Federal funds sold	$ 3,670	$ 19	2.07%	$ 38,936	$ 509	5.23%
U.S. Government agencies	16,527	242	5.86	17,237	213	4.94
State and political subdivisions-taxable	11,020	65	2.36	- -	- -	- -
State and political subdivisions-non taxable (1)	1,535	15	3.91	1,524	13	3.30
Mortgage backed securities	36,918	465	5.04	2,494	39	6.32
Corporate bonds	493	4	3.25	- -	- -	- -
Asset backed securities	21,399	505	9.44	- -	- -	- -
FHLB and other capital stock	1,012	4	1.58	739	8	4.50
Loans (2)	162,603	2,327	5.72	95,344	1,810	7.59
Loans held for sale	16,088	165	4.10	- -	- -	- -
	$ 271,265	$ 3,811	5.62%	$ 156,274	$ 2,592	6.63%
Interest-bearing liabilities:
Deposits:
Demand deposits	$ 2,779	$ 12	1.73%	$ 1,216	$ 8	2.50%
Money market	164,166	879	2.14	59,686	721	4.83
Savings	355	1	1.13	622	4	2.54
Time deposits	40,462	454	4.49	63,769	796	4.99
FHLB advances	12,777	80	2.50	8,201	108	5.29
Federal funds and repurchase agreements	1,629	10	2.46	108	1	2.49
	$ 222,168	$ 1,436	2.59%	$ 133,602	$ 1,638	4.90%
Net interest margin		$ 2,375	3.50%		$ 954	2.44%

(1) Calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

Interest revenues of $3.8 million for the second quarter of 2008 were generated from weighted average interest-earning assets of $271.3 million at a weighted average interest rate of 5.62%. Interest revenues of $2.6 million for the second quarter of 2007 were generated from weighted average interest-earning assets of $156.3 million at a weighted average interest rate of 6.63%. Interest-earning assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold. See the table above for more information regarding average balances, interest income, and average interest rate analysis.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended June 30, 2008 was $222.2 million at a weighted average interest rate of 2.59%. The weighted average balance of interest-bearing liabilities during the three months ended June 30, 2007 was $133.6 million at a weighted average interest rate of 4.90%. See the table above for more information regarding average balances, interest expense, and average interest rate analysis.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental, communication and office supplies expenses, primarily related to Stifel Bank & Trust's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses. During the three months ended June 30, 2008, the provision for loan loss charged to operations was $935,000, with charge-offs of $493,000 during the period.

Results of Operations for Other Segment
Six months ended June 30, 2008 as compared to six months ended June 30, 2007

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Six Months Ended
	June 30, 2008		June 30, 2007
($'s in thousands)	Amount	% Change	Amount
Net revenues	$ 3,307	(52)%	$ 6,954
Non-Interest Expenses
Employee compensation and benefits	33,707	(31)	49,045
Other operating expenses	18,927	(7)	20,389
Total non-interest expenses	52,634	(24)	69,434
Loss before income taxes	$(49,327)	(21)%	$(62,480)

Net revenues decreased 52% to $3.3 million for the first six months of 2008 compared to $7.0 million for the first six months of 2007, principally as a result of losses on investments of approximately $2.6 million for the first six months of 2008 compared to losses on investments of approximately $547,000 for the first six months of 2007.

Employee compensation and benefits decreased 31% to $33.7 million for the first six months of 2008 compared to $49.0 million for the first six months of 2007. Included in the first six months of 2007 is $21.8 million of expenses associated with the Ryan Beck acquisition in the second quarter of 2007 primarily related to a charge for the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plan. Included in employee compensation and benefits are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of approximately $12.6 million and $11.5 million for the first six months of 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates. The amortization of these units will continue through the end of 2008.

Other operating expenses decreased 7% to $18.9 million for the first six months of 2008 compared to $20.4 million for the first six months of 2007. Included in the first six months of 2007 are approximately $3.2 million of acquisition-related expenses associated with Ryan Beck. This decrease in acquisition-related expenses was partially offset by increased occupancy and equipment rental and communications and office supplies associated with the continued growth of the Company.

Results of Operations for Other Segment
Three months ended June 30, 2008 as compared to three months ended June 30, 2007

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Three Months Ended
	June 30, 2008		June 30, 2007
($'s in thousands)	Amount	% Change	Amount
Net revenues	$ 1,995	(25)%	$ 2,665
Non-Interest Expenses
Employee compensation and benefits	18,510	(46)	34,210
Other operating expenses	8,983	(27)	12,356
Total non-interest expenses	27,493	(41)	46,566
Loss before income taxes	$(25,498)	(42)%	$(43,901)

Net revenues decreased 25% to $2.0 million for the second quarter of 2008 compared to $2.7 million for the second quarter of 2007, principally as a result of a decrease in net interest of 51% to $1.6 million from $3.2 million in the prior year period as a result of decreased interest charged for short-term borrowings. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities.

Employee compensation and benefits decreased 46% to $18.5 million for the second quarter of 2008 compared to $34.2 million for the second quarter of 2007, Included in the second quarter of 2007 is $21.8 million of expenses associated with the Ryan Beck acquisition, primarily related to a charge for the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plan. Included in employee compensation and benefits are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of approximately $6.4 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates. The amortization of these units will continue through the end of 2008.

Other operating expenses decreased 27%, to $9.0 million for the three months ended June 30, 2008 compared to $12.4 million for the comparable three months of 2007. Included in the first six months of 2007 are approximately $2.3 million of acquisition-related expenses associated with Ryan Beck. This decrease in acquisition-related expenses was partially offset by increased occupancy and equipment rental and communications and office supplies associated with the continued growth of the Company.

Analysis of Financial Condition

Total assets of $1.7 billion at June 30, 2008 were up approximately 12% over December 31, 2007, primarily due to increases in cash and cash equivalents, receivables from brokers and dealers, trading securities owned and pledged, and the growth in loans and loans held for sale at Stifel Bank & Trust. Stifel Bank & Trust total assets increased approximately 10% to $296.0 million at June 30, 2008, principally due to increases in loans and loans held for sale primarily as a result of increased deposit balances. Bank deposit balances increased primarily due to the growth in the balance of brokerage customer's excess cash on deposit at Stifel Bank & Trust, which increased to $148.0 million at June 30, 2008 compared to $118.2 million at December 31, 2007. Receivables from brokers and dealers increased by 38% to $248.3 million, partially offset by a slight decrease in receivables from customers. The broker-dealer assets and liabilities fluctuate with market conditions and the Company's business levels.

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

The Company's bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank & Trust's current liquidity needs are generally met through deposits from bank clients and equity capital. The Company monitors the liquidity of Stifel Bank & Trust daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth. Stifel Bank & Trust has net borrowing capacity with the FHLB of $39.7 million at June 30, 2008 and a $4.4 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank & Trust receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $148.0 million at June 30, 2008.

At June 30, 2008, the Company held and categorized as Level 3 assets under the fair value hierarchy of Statement of Financial Accounting Standards ("SFAS") No. 157, $16.1 million and $11.0 million of auction rate securities in its inventory of trading securities and available-for-sale securities, respectively, which were considered to be illiquid as a result of the failed auctions of ARS occurring since February 2008. ARS held in trading inventory consisted of ARS backed by state student loan bonds and closed-end mutual fund owned corporate stocks and bonds. Available-for-sale securities consisted of ARS backed by state student loan bonds. Based upon the Company's evaluation and consideration of the potential recovery of the market for ARS or the restructuring of the ARS by the issuers, and the Company's ability to hold the ARS in the available-for-sale until market recovery, management has concluded that there has not been other than temporary impairment related to the available-for-sale securities as of June 30, 2008. However, the Company will continue to monitor these investments for further market or credit impairment.

At June 30, 2008, Stifel Bank & Trust held as Level 3 assets a $10.0 million par value asset-backed security, consisting of collateralized debt obligation trust preferred securities related primarily to banks, which was also considered to be illiquid at June 30, 2008. The estimated fair value of this ABS security at June 30, 2008 was $7.6 million, with an unrealized loss of $2.5 million reflected in accumulated other comprehensive income. Stifel Bank & Trust purchased this CDO security in August 2007, and during the fourth quarter of 2007 and the first quarter of 2008, the estimated fair value of this security based upon modeling techniques deteriorated, principally due to: 1) widening of credit spreads; 2) illiquid markets for CDOs; 3) global disruptions in the credit markets; and 4) increased supply of CDO secondary market securities from distressed sellers. Stifel Bank & Trust has evaluated and is monitoring the underlying credit ratings of the financial institutions included in the CDO and has evaluated cash flows to determine if any credit events would cause an adverse change in estimated cash flows in accordance with the provisions of EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Other than temporary impairment was also considered using the criteria in SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities, FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and SAB No. 59, Accounting for Noncurrent Marketable Equity Securities. Based upon the evaluations performed, the Company has concluded that there has not been other than temporary impairment in the Company's investment in this CDO as of June 30, 2008. The Company will continue to monitor this investment for other than temporary impairment.

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $755.0 million at June 30, 2008, of which $570.9 million was unused. There are no compensating balance requirements under these arrangements. At June 30, 2008, short-term borrowings from banks were $184.1 million at an average rate of 3.20%, which were collateralized by company-owned securities valued at $302.7 million. At December 31, 2007, short-term borrowings from banks were $127.8 million at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151.7 million. The average bank borrowings during the three months ended June 30, 2008 and 2007 were $181.6 million and $241.1 million, respectively, at weighted average daily interest rates of 1.96% and 5.37%, respectively. The average bank borrowings during the six months ended June 30, 2008 and 2007 were $148.2 million and $202.3 million, respectively, at weighted average daily interest rates of 2.26% and 5.34%, respectively. At June 30, 2008 and December 31, 2007, Stifel Nicolaus had a stock loan balance of $104.2 million and $138.5 million, respectively, at weighted average daily interest rates of 2.24% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $126.8 million and $69.4 million during the three months ended June 30, 2008 and 2007, respectively, at weighted average daily effective interest rates of 2.15% and 4.52%, respectively. Customer owned securities were utilized in these arrangements. The average outstanding securities lending arrangements utilized in financing activities were $144.9 million and $87.2 million during the six months ended June 30, 2008 and 2007, respectively, at weighted average daily effective interest rates of 2.78% and 4.96%, respectively.

The Company operates in a highly regulated environment and is subject to net capital requirements, which may limit distributions to the Company from the Company's subsidiaries. As broker-dealers, the Company's subsidiaries, Stifel Nicolaus and CSA are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, while the Company's international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the subsidiaries failure to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse consequence to the Company by limiting the Company's operations that require intensive use of capital, such as underwriting or trading activities, or limit the Company's ability to implement its business and growth strategies, pay interest on and repay the principal of its debt, and/or repurchase its shares. The Company's non broker-dealer subsidiary, Stifel Bank & Trust is also subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2008, Stifel Nicolaus had net capital of $180.8 million, which was 32.8% of its aggregate debit items, and $169.7 million in excess of its minimum required net capital; CSA had net capital of $3.1 million, which was $3.0 million in excess of its minimum required net capital. At June 30, 2008, SN Ltd had capital and reserves of $8.3 million, which was $5.6 million in excess of the financial resources requirement under the rules of the FSA. At June 30, 2008, Stifel Bank & Trust was considered well capitalized under the regulatory framework for prompt corrective action. See Note M of the notes to condensed consolidated financial statements contained herewith.

During the six months ended June 30, 2008, the Company's cash and cash equivalents increased by $19.5 million, primarily due to increased cash generated by financing activities, partially offset by increased investing activities associated with the growth of the business. Financing activities during this six month period generated $80.5 million primarily from proceeds from short-term borrowings, net, an increase in bank deposits due to the growth of the bank, proceeds from FHLB advances, Fed Funds purchased, and repurchase agreements, net, and an increase in securities sold under agreements to repurchase, offset by an increase in securities loaned, net, and purchases of stock for treasury. The Company used cash in operating activities of $3.4 million, principally for increased operating receivables, increased loans and advancements to financial advisors and other employees and decreased other liabilities. Investing activities used $57.6 million, primarily for increased net loan activity of Stifel Bank & Trust, increased net purchases of investments and available-for-sale securities, and purchases of office equipment and leasehold improvements. During the six months ended June 30, 2008, the Company purchased $8.5 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

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

On February 28, 2007, the Company closed on the acquisition of Ryan Beck from BankAtlantic Bancorp, Inc. A contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each successive year in the two year period following closing. The Company paid the first year investment banking contingent earn-out payment of approximately $1.8 million in 57,059 shares of Company common stock in May 2008. Based upon the provisions of the agreements for the contingent earn-outs, the Company does not anticipate that a payment will be due for the second year investment banking contingent earn-out, but estimates that approximately $23,000 could be payable under the private client division contingent earn out payment arrangement. The Company has not recorded a liability for this potential contingent earn-out arrangement, as it is not able to estimate the liability beyond a reasonable doubt. Any contingent payment will be reflected as additional purchase consideration and reflected in goodwill. The Company has the ability to pay any future contingent consideration in cash or stock at the Company's election.

On April 16, 2008, the Company invested $12.0 million in Financial Stocks, LLC ("FSI Group"), a firm specializing in investing in banks, thrifts, insurance companies, and other financial services firms. On July 1, 2008, the Company elected to exercise its option to invest an additional $6.0 million in FSI Group. The Company's investment is in the form of a Senior Participating Convertible Note, which, upon certain events and conditions, is convertible into a significant, non-controlling, minority interest in FSI Group.

The Company repurchased 567,963 shares during the six months ended June 30, 2008, using existing Board authorizations, at an average price of $27.87 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing Board authorizations, the Company is permitted to buy an additional 2,010,831 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 353,018 shares during the first six months of 2008. The Company reissued 579,911 shares and issued 391,789 new shares during the six months ended June 30, 2008, for employee benefit plans.

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

Allowance for Doubtful Receivables from Former Employees

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at June 30, 2008 and December 31, 2007 was $2.5 million and $2.5 million, respectively, with associated loss allowances of $1.6 million and $737,000, respectively.

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

Valuation of Securities and Investments

Securities for which there is no market or dealer price available are held for investment by the Company and certain subsidiaries and included in the condensed consolidated statements of financial condition under the caption "Investments". These investments of $18.7 million and $8.1 million at June 30, 2008 and December 31, 2007, respectively, consist primarily of investments in private equity partnerships, start-up companies and other venture capital investments, and are carried at fair value based upon management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term and the differences could be material.

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

The Company generally includes the fair value measurements for the following financial instruments as Level 2:

•         Equity securities not actively traded

•         Corporate obligations infrequently traded

•         Certain government and municipal obligations

•         Certain bank notes

•         Interest rate swaps

•         Certain asset-backed securities consisting of collateral debt obligation securities and collateral loan obligation ("CLO") securities, and

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

The Company generally includes the fair value measurements for the following financial instruments as Level 3:

•         Equity securities with unobservable inputs

•         Certain ABS, consisting of CDO and CLO securities with unobservable pricing inputs

•         Auction rate securities

•         Limited partnerships, and

•         Ownership in a Holding Company

The Company's investments in ARS consist of ARS backed by state municipal student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities have been deemed to be illiquid, and, as a result, have been valued using unobservable inputs.

The Company has common stock ownership in a holding company with no observable inputs or data, resulting in the Company's total investment in this holding company being classified as Level 3.

Valuation Techniques

In valuing certain assets where there is little or no market activity or observable inputs, the Company uses techniques appropriate for each particular product to estimate fair value. These techniques require some degree of judgment. These techniques utilize assumptions that market participants would use in pricing the asset, including assumptions about the risk inherent in the valuation technique and the effect of a restriction on the sale or use of an asset. Valuation models may incorporate the use of discounted cash flow analysis or may utilize other techniques that take into consideration such factors as benchmarking to similar instruments, analysis of default and deferral rates, credit spreads, and implied volatilities. The Company utilizes an outside valuation firm to assist in the valuation of most of its asset-backed securities. The Company validates the inputs and other information utilized, where possible, in valuations provided by third parties.

Equity securities (corporate stocks) - All equity securities that are publicly traded stocks with observable prices in active markets receive a Level 1 rating, the highest in the hierarchy. Any equity security not actively traded is given a Level 2 rating, as these are priced based on similar assets traded in active markets. Any equity security not actively traded and valued with unobservable inputs is classified as Level 3 and priced using techniques previously described.

Corporate obligations - Corporate obligations that are actively traded on major exchanges receive a Level 1 rating. Corporate obligations that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2. Several preferred corporate obligations are held in the form of auction rate securities and were classified as Level 3 as a result of their illiquidity and priced using techniques previously described.

Government obligations - The fair value of government obligations are generally based on quoted prices in active markets and are classified as Level 1. There are instances where quoted prices are not available. In these instances, fair value is determined based on vendor pricing where the vendor uses observable market data; therefore, these obligations are generally classified as Level 2.

Municipal obligations - Municipal obligations that are valued based on quoted prices and actively traded daily are classified as Level 1. The fair values of municipal obligations not priced daily, but measured frequently, are estimated using recently executed transactions and are categorized as Level 2. Several state and municipal bonds are held in the form of auction rate securities. These obligations were given Level 3 classification due to the illiquid markets for these securities previously discussed and priced using techniques also previously discussed.

Bank notes - Bank notes generally have recurring fair value measurements using significant observable market data and are classified as either Level 1 or Level 2.

MBS securities - MBS that are actively traded on major exchanges receive a Level 1 rating. MBS that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2.

Asset-backed CDO and CLO securities - Where possible, the Company uses quoted prices on similar securities actively traded to price the securities and classifies these securities as Level 2. When sufficient information is not available to determine fair value under Level, 2, the Company uses model pricing techniques and classifies the securities as Level 3.

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

On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No.48 ("FIN 48") Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note P of the notes to condensed consolidated financial statements contained herein for a further discussion on income taxes.

Goodwill and Intangible Assets

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and intangible assets, at fair value as required by SFAS No. 141, Business Combinations. Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2008, the Company had goodwill of $93.8 million and intangible assets of $17.5 million.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will evaluate the impact that the adoption of SFAS No. 141R will have on the Company's consolidated financial statements upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires additional disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact that the adoption of FSP No. 142-3 will have on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF No. 03-6-1"). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

Off-balance Sheet Arrangements

See Note O of the notes to condensed consolidated financial statements contained herein for a discussion of off-balance sheet arrangements.

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

The following table sets forth the high, low, and daily average VaR, based on the calculated dollar value of the VaR, for the Company's institutional Fixed Income Capital Markets trading portfolios during the six months ended June 30, 2008 and the daily VaR at June 30, 2008 and December 31, 2007:

	Six Months Ended June 30, 2008			VaR calculation at
($'s in thousands)	High	Low	Daily Average	June 30, 2008	December 31, 2007
Daily VaR	$ 1,524	$ 171	$ 511	$ 262	$ 865
Related portfolio value	$ 80,293	$ 86,369	$ 82,405	$ 45,182	$ 86,084
VaR as a percent of portfolio value	1.90%	0.20%	0.62%	0.58%	1.00%

Stifel Bank & Trust's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public.

The Company's primary emphasis in interest rate risk management for Stifel Bank & Trust is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. Stifel Bank & Trust has established limits for acceptable interest rate risk and acceptable portfolio value risk. To verify that Stifel Bank & Trust is within the limits established for interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank & Trust's Board of Directors for the three month period ending the month before the end of the Company's fiscal quarter end. Stifel Bank & Trust utilizes a third party vendor to analyze the available data.

The following table indicates Stifel Bank & Trust's interest rate sensitivity position at May 31, 2008. The following significant assumptions were utilized in the preparation of this table: 1) loans will repay at historic repayment rates; 2) interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing; and 3) fixed maturity deposits will not be withdrawn prior to maturity. As a result, variance in actual results occurring from one or more of these assumptions could significantly affect the results reflected in the table.

	Repricing Opportunities
(in thousands)	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-Earning Assets:
Loans	$ 83,629	$ 35,131	$ 66,018	$ 4,317
Securities and FHLB stock	85,518	2,183	2,844	627
Fed funds sold and cash	2,015	- -	- -	- -
Total Interest-Earning Assets	171,162	37,314	68,862	4,944
Interest-Bearing Liabilities:
Deposits	178,407	13,100	25,278	5,700
Borrowings	25,141	- -	- -	- -
Total Interest-Bearing Liabilities	$ 203,548	$ 13,100	$ 25,278	$ 5,700
GAP	$ (32,386)	$ 24,214	$ 43,584	$ (756)
Cumulative GAP	$ (32,386)	$ (8,172)	$ 35,412	$ 34,656

ITEM 4. CONTROLS AND PROCEDURES

As specified in Securities and Exchange Commission ("SEC") rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Messrs. Kruszewski and Zemlyak have determined that these disclosure controls and procedures are effective.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended June 30, 2008.

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

Additionally, the Company has provided loss allowances for matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts provided. For the three and six-month periods ended June 30, 2008 and 2007, the recording of legal losses did not have a material impact on the Company's results of operations.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to the Company's risk factors in the first six months of 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2008:

(Periods)	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month # 1 (April 1, 2008 to April 30, 2008)	975		$31.34	- -	2,010,831
Month # 2 (May 1, 2008 to May 31, 2008)	5,737		$33..09	- -	2,010,831
Month # 3 (June 1, 2008 to June 30, 2008)	- -	$	- -	- -	2,010,831

Total	6,712		$32.83	- -

(1) The total number of shares purchased includes 5,737 shares/units acquired through the surrender of shares/units by unit holders to pay for the employees' tax withholdings on conversions and 975 shares surrendered by warrant holders to pay for warrant exercise.

(2) The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 4, 2008. Of the 23,529,255 shares issued, outstanding and eligible to be voted at the meeting, 22,308,997 shares, constituting a quorum, were represented in person or by proxy at the meeting. Matters voted upon at Annual Meeting of Stockholders were as follows:

I.    To elect six directors as follows: (a) five Class 1 directors to hold office for a term of three years or until their successors shall have been duly elected and qualified and (b) one Class II director to hold office for a term of one year or until his successor shall have been duly elected and qualified. All nominees were elected.

Name	For	Withheld
Class I Directors (to continue in office until 2011)
Bruce A. Beda	21,089,829	1,219,168
Frederick O. Hanser	21,113,647	1,195,350
Ronald J. Kruszewski	21,586,816	722,181
Thomas P. Mulroy	21,943,230	365,767
Kelvin R. Westbrook	21,943,060	365,937
Class II Director (to continue in office until 2009)
Robert J. Baer	21,941,425	367,572

Because the Company has a staggered Board, the term of office of the following named Class II and III directors, who were not up for election at the 2008 annual meeting, will continue:

Class II Directors (to continue in office until 2009)
Charles A. Dill
Richard F. Ford
Richard J. Himelfarb
James M. Zemlyak
Kelvin R. Westbrook
Class III Directors (to continue in office until 2010)
John P. Dubinsky
Robert E. Lefton
Scott B. McCuaig
James. M. Oates
Ben A. Plotkin
Joseph A. Sullivan

II.   To approve the Equity Incentive Plan for Non-Employee Directors (2008 Restatement). This proposal was approved by the affirmative vote of a majority of the 18,812,377 votes cast at the meeting in person or by proxy. Abstain votes and broker non-votes represented by submitted proxies were not taken into account in determining the outcome of this proposal.

For	Against	Abstain	Non-Vote
13,790,994	5,021,383	460,019	3,036,601

III. To approve the 2001 Incentive Stock Plan (2008 Restatement). This proposal was approved by the affirmative vote of a majority of the 18,828,363 votes cast at the meeting in person or by proxy. Abstain votes and broker non-votes represented by submitted proxies were not taken into account in determining the outcome of this proposal.

For	Against	Abstain	Non-Vote
12,105,055	6,723,308	444,033	3,036,601

IV. To ratify the appointment of Ernst & Young as the Company's independent registered public accounting firm for the year ending December 31, 2008. This proposal was approved by a majority of the 23,529,255 shares of the Company's stock that were present and entitled to vote. Abstain votes were taken into account and had the effect of a vote against this proposal.

For	Against	Abstain
22,248,015	43,201	17,781

ITEM 6. EXHIBITS

(a)	Exhibits:
	11	Statement re computation of per share earnings (set forth in Note S - Earnings Per Share of the Notes to Condensed Consolidated Financial Statements (Unaudited)).
	31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STIFEL FINANCIAL CORP. (Registrant)

Date: August 11, 2008	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: August 11, 2008	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.