Form 10-Q
period 2008-09-30
STIFEL FINANCIAL CORP
filed 2008-11-10
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                          September 30, 2008

or

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

As of October 31, 2008, there were 25,652,168 shares of Stifel Financial Corp. common stock, par value $0.15, outstanding.

STIFEL FINANCIAL CORP.
Form 10-Q Index
September 30, 2008

PART I.  FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -- September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3-4

Condensed Consolidated Statements of Operations (Unaudited) -- Three and Nine Months Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Comprehensive Income (Unaudited) -- Three and Nine Months Ended September 30, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended September 30, 2008 and 2007	7-9

Notes to Condensed Consolidated Financial Statements (Unaudited)	10 - 43
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	44 - 75
Item 3. Quantitative and Qualitative Disclosures about Market Risk	76 - 77
Item 4. Controls and Procedures	77

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	78 - 79
Item 1A. Risk Factors	79
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 6. Exhibits	79
Signatures	80

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(dollars in thousands)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets	Cash and cash equivalents	$ 78,708	$ 47,963
	Cash segregated under federal and other regulations	19	19
	Securities purchased under agreements to resell	42,464	13,245
	Receivable from brokers and dealers:
	Securities failed to deliver	71,476	18,342
	Deposits paid for securities borrowed	105,047	45,144
	Clearing organizations	269,757	115,964
	Receivable from brokerage customers, net of allowance for doubtful receivables of $276 and $290, respectively	458,764	495,289

	Securities:
	Trading securities owned and pledged, at fair value	265,747	137,058
	Available-for-sale securities, at fair value	65,592	87,107
	Held-to-maturity securities, at amortized cost	7,574	- -
	Mortgages held for sale	11,370	- -
	Bank loans, net of allowance for loan losses of $2,501 and $1,685, respectively	191,691	126,668
	Bank foreclosed assets held for sale, net of estimated cost to sell	1,946	757
	Investments	80,494	72,482
	Office equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $49,377 and $41,127, respectively	44,587	40,661

	Goodwill	102,994	91,886
	Intangible assets, net of accumulated amortization of $7,546 and $5,209, respectively	16,728	18,715
	Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $1,656 and $737, respectively	89,351	70,407

	Deferred tax assets, net	42,001	36,632
	Other assets	94,259	81,101
	TOTAL ASSETS	$2,040,569	$1,499,440

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

	(in thousands, except share amounts)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Liabilities and Stockholders' Equity	Liabilities:
	Short-term borrowings from banks	$ 265,300	$ 127,850
	Drafts payable	43,841	51,482
	Payable to brokers and dealers:
	Securities failed to receive	110,302	12,588
	Deposits received from securities loaned	39,714	138,475
	Clearing organizations	10,473	11,436
	Payable to customers	220,401	159,740
	Bank deposits	261,018	192,481
	Federal Home Loan Bank advances and other secured financing	10,250	- -
	Trading securities sold, but not yet purchased, at fair value	209,299	36,613
	Accrued employee compensation	119,972	147,161
	Accounts payable and accrued expenses	65,570	72,735
	Debenture to Stifel Financial Capital Trust II	35,000	35,000
	Debenture to Stifel Financial Capital Trust III	35,000	35,000
	Debenture to Stifel Financial Capital Trust IV	25,000	25,000
	Other	19,998	24,598
		1,471,138	1,070,159
	Liabilities (affiliated) subordinated to claims of general creditors	4,043	4,644

	Stockholders' equity:
	Preferred stock -- $1 par value; authorized 3,000,000 shares; none issued	- -	- -
	Common stock -- $.15 par value; authorized 30,000,000 shares; issued 25,608,186 and 23,319,876 shares, respectively	3,841	3,498

	Additional paid-in capital	413,396	298,092
	Retained earnings	152,992	125,303
	Accumulated other comprehensive loss	(3,851)	(660)
		566,378	426,233
	Less:
	Treasury stock, at cost, 0 and 13,880 shares, respectively	- -	450
	Unearned employee stock ownership plan shares, at cost, 154,555 and 178,958 shares, respectively	990	1,146

		565,388	424,637

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,040,569	$1,499,440

*All shares reflect the three-for-two stock split distributed in June 2008. (See Note A of the notes to condensed consolidated financial statements)

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)		2008	2007	2008	2007
Revenues	Commissions	$ 88,727	$ 82,917	$ 257,491	$ 224,930
	Principal transactions	68,182	31,711	200,793	91,578
	Investment banking	25,156	30,966	67,935	137,964
	Asset management and service fees	30,336	27,108	90,580	72,018
	Interest	12,819	15,972	39,175	43,371
	Other	(1,391)	2,165	(883)	4,107
	Total revenues	223,829	190,839	655,091	573,968
	Less: Interest expense	4,906	7,856	15,740	23,089
	Net revenues	218,923	182,983	639,351	550,879
Non-interest Expenses	Employee compensation and benefits	150,203	126,652	441,028	401,263
	Occupancy and equipment rental	17,286	14,492	49,012	40,767
	Communications and office supplies	11,192	11,528	32,887	31,303
	Commissions and floor brokerage	4,348	2,527	8,315	7,246
	Other operating expenses	14,800	14,512	42,940	39,547
	Total non-interest expenses	197,829	169,711	574,182	520,126
	Income before income taxes	21,094	13,272	65,169	30,753
	Provision for income taxes	8,317	5,214	25,713	12,418
	Net income	$ 12,777	$ 8,058	$ 39,456	$ 18,335
Earnings Per Common Share and Share Equivalents*
	Net income per share:
	Basic earnings per share	$ 0.54	$ 0.36	$ 1.68	$ 0.85
	Diluted earnings per share	$ 0.46	$ 0.30	$ 1.44	$ 0.73
	Average common shares and share equivalents used in determining earnings per share:
	Basic shares outstanding	23,830	22,394	23,520	21,456
	Diluted shares outstanding	28,045	26,815	27,335	25,264

*All shares and earnings per share amount reflect the three-for-two stock split distributed in June 2008. (See Note A of the notes to condensed consolidated financial statements)

 See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net income	$ 12,777	$ 8,058	$ 39,456	$ 18,335

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $(585), $91, $(1,773), and $(8), respectively	(1,019)	136	(3,191)	(11)
Other comprehensive income (loss)	(1,019)	136	(3,191)	(11)
Comprehensive income	$ 11,758	$ 8,194	$ 36,265	$ 18,324

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Nine Months Ended September 30,
	(in thousands)	2008	2007
Cash Flows From Operating Activities	Net income	$ 39,456	$ 18,335
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Depreciation and amortization	11,556	10,940
	Loans and advances amortization	15,063	12,647
	Accretion of discounts on available-for-sale securities	(589)	- -
	Provision for loan losses and allowances for loans and advances to financial advisors and other employees	1,025	781
	Deferred taxes and other	(3,966)	(14,952)
	Excess tax benefit associated with stock-based awards	(9,133)	(9,094)
	Warrant valuation	- -	455
	Stock-based compensation	39,093	45,468
	Losses (gains) on investments	6,836	(963)
	Loss on sale of bank foreclosed assets held for sale	253	18

	Decrease (increase) in assets:
	Operating receivables	(230,305)	(309,048)
	Cash segregated under federal and other regulations	- -	(16)
	Securities purchased under agreements to resell	(29,219)	120,198
	Loans originated as mortgages held for sale	(226,714)	- -
	Proceeds from mortgages held for sale	218,654	- -
	Trading securities owned, including those pledged	(128,689)	249,877
	Loans and advancements to financial advisors and other employees	(34,176)	(38,088)
	Other assets	(5,205)	43,974

	Increase (decrease) in liabilities:
	Operating payables	150,923	76,030
	Trading securities sold, but not yet purchased	172,686	(177,389)
	Other liabilities	(54,578)	(279)
	Net cash provided by (used in) operating activities	$ (67,029)	$ 28,894

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

		Nine Months Ended September 30,
	(in thousands)	2008	2007
Cash Flows From Investing Activities	Proceeds from sale or maturity of investments	$ 38,583	$ 48,674
	Proceeds from maturities, calls, and principal paydowns on available-for-sale securities	34,445	- -
	Proceeds from sale of property	766	- -
	Proceeds from bank customer loan repayments	113,215	33,101
	Proceeds from sale of bank foreclosed assets held for sale	1,000	473
	Excess of cash acquired over cash disbursed in Ryan Beck acquisition	- -	3,545
	Payments for:
	Bank customer loan originations	(183,557)	(47,176)
	Purchase of First Service Financial Corp.	- -	(33,219)
	Purchase of Miller Johnson Steichen Kinnard	- -	(110)
	Purchase of available-for-sale securities	(24,909)	(62,048)
	Purchase of bank foreclosed assets for sale	(1,322)	- -
	Purchase of office equipment and leasehold improvements	(14,643)	(22,615)
	Purchase of investments	(53,297)	(47,143)
	Net cash used in investing activities	(89,719)	(126,518)
Cash Flows From Financing Activities	Increase in bank deposits, net	68,537	76,146
	Net proceeds from borrowings from banks	137,450	(68,200)
	Securities loaned, net	(92,272)	71,378
	Reissuance of treasury stock	751	383
	Issuance of stock	2,330	1,608
	Issuance of debentures to Stifel Financial Capital Trust III	- -	35,000
	Issuance of debentures to Stifel Financial Capital Trust IV	- -	35,000
	Excess tax benefits associated with stock-based awards	9,133	9,094
	Proceeds from public offering of Company common stock, net	64,369	- -
	Proceeds from FHLB advances, Fed Funds purchased, repurchase agreements, net	10,250	- -
	Proceeds from private placement	- -	200
	Payments for:
	Advances from the Federal Home Loan Bank	- -	(9,988)
	Purchases of stock for treasury	(12,141)	(2,472)
	Calling of Stifel Financial Capital Trust I	- -	(34,500)
	Reduction of subordinated debt	(914)	(720)
	Net cash provided by financing activities	187,493	112,929
	Increase in cash and cash equivalents	30,745	15,305
	Cash and cash equivalents - beginning of period	47,963	20,982
	Cash and cash equivalents - end of period	$ 78,708	$ 36,287

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2008		2007
Supplemental disclosures of cash flow information:
Interest payments		$15,708	$20,243
Income tax payments		$20,673	$10,265
Schedule of noncash investing and financing activities:
Liabilities subordinated to claims of general creditors	$	- -	$1,474
Units, net of forfeitures		$53,447	$64,262
Employee stock ownership shares		$156	$156
Stock and warrants issued for Ryan Beck acquisition	$	- -	$118,969

See Notes to Condensed Consolidated Financial Statements (unaudited).

STIFEL FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Stifel Financial Corp., through its wholly-owned subsidiaries, primarily Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust, collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although the Company has offices throughout the United States and three European cities, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions with a growing presence in the East and West regions. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Other. The Company accounts for its investment in entities for which it does not consolidate or apply the equity method of accounting at fair value. These investments primarily consist of limited partnerships in which the Company is neither the general partner nor the managing partners.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term, highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Security Transactions

Trading securities owned, and trading securities sold, but not yet purchased, are carried at fair value, and realized and unrealized gains and losses are included net in principal transaction revenues. Interest from trading securities owned and trading securities sold, but not yet purchased, is included in interest revenues.

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

Securities purchased under agreements to resell ("Resale Agreements") and securities sold under agreements to repurchase ("Repurchase Agreements") are recorded at the contractual amounts that the securities will be resold/repurchased, including accrued interest. The Company's policy is to obtain possession or control of securities purchased under Resale Agreements and to obtain additional collateral when necessary to minimize the risk associated with this activity. All resale and repurchase agreement activity is concentrated with one counterparty.

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

Investments

Investments on the condensed consolidated statements of financial condition contain the Company's investments in securities that are marketable and securities that are not readily marketable. These investments are not included in the Company's broker-dealer trading inventory or Stifel Bank & Trust's available-for-sale portfolio and represent the acquiring and disposing of debt or equity instruments for the Company's benefit. Marketable securities are carried at fair value, based on either quoted market or dealer prices, or accreted cost that approximates fair value, with gains or losses recorded in "Other revenues" on the condensed consolidated statements of operations. The fair value of investments for which a quoted market or dealer price is not readily available is based on management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. These investments were valued at $24,950 and $8,101 at September 30, 2008 and December 31, 2007, respectively. The marketable investments carried at fair value were $37,472 and $42,609 at September 30, 2008 and December 31, 2007, respectively. Investments carried at accreted cost, which approximates fair value, were $18,072 and $21,772 at September 30, 2008 and December 31, 2007, respectively.

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

•         U.S. Treasuries, and

•         Certain government obligations

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

The Company generally includes the fair value measurements for the following financial instruments as Level 2:

•         Equity securities not actively traded

•         Corporate obligations infrequently traded

•         Certain government and municipal obligations

•         Certain bank notes

•         Interest rate swaps

•         Certain asset-backed securities ("ABS") consisting of collateral loan obligation ("CLO") securities, and

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

The Company generally includes the fair value measurements for the following financial instruments as Level 3:

•         Equity securities with unobservable inputs

•         Certain corporate obligations with unobservable pricing inputs

•         Auction rate securities ("ARS")

•         Certain airplane trust certificates

•         Limited partnerships, and

•         Other Company investments

The Company's investments in ARS consist of ARS backed by state student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities have been deemed to be illiquid, and, as a result, have been valued using unobservable inputs.

The Company has common stock ownership in a holding company with no observable inputs or data, resulting in the Company's total investment in this holding company being classified as Level 3. The Company also has an investment in a limited liability company in the form of a convertible promissory note. The Company estimates the fair value of its investment in this limited liability company using unobservable inputs.

Valuation Techniques

In valuing certain assets where there is little or no market activity or observable inputs, the Company uses techniques appropriate for each particular product to estimate fair value. These techniques require some degree of judgment. These techniques utilize assumptions that market participants would use in pricing the asset, including assumptions about the risk inherent in the valuation technique and the effect of a restriction on the sale or use of an asset. Valuation models may incorporate the use of discounted cash flow analysis or may utilize other techniques that take into consideration such factors as benchmarking to similar instruments, analysis of default and deferral rates, credit spreads, and implied volatilities. The Company utilizes an outside valuation firm to assist in the valuation of its asset-backed securities in its available-for-sale portfolio. The outside valuation firm utilizes comprehensive models to price the securities in a way that is consistent with the values that the market has for other debt securities on a relative or spread connected basis. The models may include the following methodologies, as appropriate, for each individual security: determine market value of each asset in portfolio; calculate default rates for each asset individually, create correlation structure for portfolio, simulate portfolio future (Monte-Carlo) numerous times; run samples through waterfall; diagram net present value of flows to Tranches in different scenarios; and determine the value of the Tranches. The Company validates the inputs and other information utilized, where possible, in valuations provided by third parties.

Equity securities (corporate stocks) - All equity securities that are publicly traded stocks with observable prices in active markets receive a Level 1 rating, the highest in the hierarchy. Any equity security not actively traded is given a Level 2 rating, as these are priced based on similar assets traded in active markets. Several preferred corporate equity securities are held in the form of auction rate securities and were classified as Level 3 as a result of their illiquidity and priced at par. Currently, the $10,825 of illiquid preferred corporate equity securities are carried at par based on outside pricing service valuation at par; evidence of calling by certain issuers for redemption or for restructuring of these securities at par; and current weighted-average interest rates of 10.5%, which would not indicate a discount from par.

Corporate obligations - Corporate obligations that are actively traded on major exchanges receive a Level 1 rating. Corporate obligations that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2. Any corporate obligation not actively traded and valued with unobservable inputs is classified as Level 3 and priced using techniques previously described. Level 3 corporate obligations principally consist of airplane trust certificates held in the form of asset-backed securities and enhanced equipment trust certificates.

Government obligations - The fair value of government obligations is generally based on quoted prices in active markets and is classified as Level 1. There are instances where quoted prices are not available. In these instances, fair value is determined based on observable market data for similar obligations; therefore, these obligations are generally classified as Level 2.

Municipal obligations - Municipal obligations that are valued based on quoted prices and actively traded daily are classified as Level 1. The fair values of municipal obligations not priced daily, but measured frequently, are estimated using recently executed transactions and are categorized as Level 2. Several state and municipal bonds are held in the form of auction rate securities. These obligations were given Level 3 classification due to the illiquid markets for these securities previously discussed and priced at a six percent discount based upon recent tender of certain bonds at that price.

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

Concentration Risk

At September 30, 2008 and December 31, 2007, the Company did not have any material concentrations in its securities, investments, loans, or receivables portfolios in that it does not hold, nor is it committed to hold, large positions in certain types of securities, securities of a single issuer, issuers located in a particular country or geographical area, or issuers engaged in a particular industry.

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

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at September 30, 2008 and December 31, 2007 was $2,611 and $2,516, respectively, with associated loss allowances of $1,656 and $737, respectively.

Federal Home Loan Bank Stocks

Federal Home Loan Bank stock of $794 and $206 at September 30, 2008 and December 31, 2007, respectively, included in "Other assets", is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Bank Deposits

The fair value of demand deposit accounts, interest-bearing savings accounts with no stated maturity, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, approximates the carrying value at September 30, 2008 and December 31, 2007. The carrying amount of interest payable approximates its fair value.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements.  SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income and other comprehensive income, including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income.

The components of accumulated other comprehensive income, net of related tax, at September 30, 2008 and December 31, 2007 consist of unrealized holding losses on available-for-sale securities. For the three and nine months ended September 30, 2008 and 2007, there were no significant reclassifications of losses out of accumulated other comprehensive income into earnings.

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

The Company did not have any open derivative positions at September 30, 2008 or December 31, 2007.

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

In June 2008, the FASB issued FPS EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF No. 03-6-1"). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

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

Under the terms of the agreement, the Company paid initial consideration of approximately $2,653 in cash and issued 3,701,400 shares of Company common stock valued at $27.70 per share, which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of approximately $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 750,000 shares of Company common stock at an exercise price of $24.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair value of the warrants on the date of closing and issuance were $16,440 and $16,895, respectively.

In addition, a contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40,000. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees, as defined, over $25,000 for each successive year in the two year period following closing. Each of the contingent earn-out payments is payable, at the Company's election, in cash or common stock. Any contingent payments will be reflected as additional purchase consideration and reflected in goodwill. The Company obtained the approval of shareholders on June 22, 2007 for the issuance of up to 1,500,000 additional shares of Company common stock for the payment of contingent earn-out consideration. The Company has estimated a potential private client contingent earn-out payment of approximately $22,000 based upon actual-to-date revenue production and current projections. On August 14, 2008, the Company agreed to prepay $9,585 of BankAtlantic's pro-rata share of that estimated private client contingent earn-out payment in exchange for a $10,000 permanent reduction of BankAtlantic's pro-rata share of the private client contingent payment. The Company elected to make such pre-payment using 233,500 shares of Company common stock at an agreed upon per share price of $41.05 per share. In the event that BankAtlantic's pro-rata portion of the private client contingent payment is less than $10,000, BankAtlantic has agreed to reimburse the shortfall. There is no liability for the remaining estimated contingent earn-out recorded at September 30, 2008 as the liability is not determinable beyond a reasonable doubt. The Company paid the contingent payment of $1,790 related to the first year investment banking earn-out in 57,059 shares of Company common stock valued at $31.35 per share in the second quarter of 2008, with partial shares paid in cash. Based upon current trends and projections, the Company does not anticipate that a payment will be due for the second year investment banking contingent earn-out.

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

The goodwill and intangible assets of $74,355 recorded in this transaction were assigned to the Private Client Group, Equity Capital Markets and Fixed Income Capital Markets in the amounts of $56,547, $13,829, and $3,979, respectively. The total amount of goodwill and intangible assets is not deductible for tax purposes.

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

(in thousands, except per share data)	Nine Months Ended September 30, 2007(unaudited)
Total revenues	$ 587,731
Net income	$ 13,629
Diluted earnings per share	$ 0.52
Diluted weighted average shares outstanding	26,169

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

The following tables present information about the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Trading securities owned and pledged:
U.S. government and agency securities	$ 9,526	$ 42,999	$ - -	$ 52,525
State and municipal bonds	- -	56,720	11,045	67,765
Corporate obligations	- -	94,425	21,707	116,132
Corporate stocks	18,113	387	10,825	29,325
Total trading securities owned and pledged	27,639	194,531	43,577	265,747

Available-for-sale securities:
U.S. government agencies	- -	8,556	- -	8,556
State and political subdivisions	- -	9,823	- -	9,823
Mortgage-backed securities- agency collateralized	- -	12,715	- -	12,715
Mortgage-backed securities- non-agency collateralized	- -	21,702	- -	21,702
Asset-backed securities	- -	12,796	- -	12,796
Total available-for-sale securities	- -	65,592	- -	65,592

Investments:
Marketable equity securities	1,797	838	- -	2,635
Mutual funds	25,586	1,114	- -	26,700
U.S. government obligations	8,871	18,424	- -	27,295
Other investments	178	40	23,646	23,864
Total investments	36,432	20,416	23,646	80,494
Total assets measured at fair value on a recurring basis	$ 64,071	$ 280,539	$ 67,223	$ 411,833

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Liabilities
Trading securities sold, but not yet purchased:
U.S. government and agency securities	$ 48,363	$ - -	$ - -	$ 48,363
State and municipal bonds	- -	344	- -	344
Corporate obligations	- -	136,790	- -	136,790
Corporate stocks	16,188	7,614	- -	23,802
Total trading securities sold, but not yet purchased	64,551	144,748	- -	209,299
Total liabilities measured at fair value on a recurring basis	$ 64,551	$ 144,748	$ - -	$ 209,299

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30, 2008

(in thousands)	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Balance, beginning of period	$ 16,106	$ 11,020	$ 17,038	$ 44,164
Unrealized losses
Included in net income	(275)		(641)	(916)
Included in other comprehensive income	- -	- -	- -	- -
Realized gains (losses)	- -	- -	- -	- -
Purchases, issuances, and settlements	27,746	(11,020)	7,249	23,975
Transfers in to level 3	- -	- -	- -	- -
Transfers out of Level 3	- -	- -	- -	- -
Balance at September 30, 2008	$ 43,577	$ - -	$ 23,646	$ 67,223

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30, 2008

(in thousands)	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Balance at January 1, 2008	$ - -	$ 10,074	$ 5,653	$ 15,727
Unrealized losses
Included in net income	(3,263)	- -	(1,081)	(4,344)
Included in other comprehensive income	- -	(2,500)	- -	(2,500)
Realized gains (losses)	- -	- -	(281)	(281)
Purchases, issuances, and settlements	31,475	(11,020)	19,355	39,810
Transfers in to level 3	15,365	11,020		26,385
Transfers out of Level 3	- -	(7,574)	- -	(7,574)
Balance at September 30, 2008	$ 43,577	$ - -	$ 23,646	$ 67,223

The results included in the table above are only a component of the overall trading strategies of the Company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The Company did not have any Level 3 liabilities at September 30, 2008 or January 1, 2008. The changes to the Company's Level 3 classified instruments were principally a result of: transfers of preferred and municipal auction rate securities from Level 2 into Level 3 during the first quarter; purchases during the second and third quarter; unrealized losses; sales of auction rate securities at par during the third quarter; and transfers out at the end of the second quarter. On June 30, 2008, Stifel Bank & Trust transferred a $10,000 par value of asset-backed security from its available-for-sale portfolio to its held-to-maturity portfolio. The estimated fair value at the date of transfer was $7,574. See further discussion regarding this transfer in Note E to these condensed consolidated financial statements. During September 2008, $11,600 par value of auction rate securities were called at par. The Company was carrying these auction rate securities at the estimated fair value of $11,020 due to the illiquid markets for these types of securities. As a result, the $580 unrealized loss and related deferred tax benefit were removed from accumulated other comprehensive income.

NOTE D - TRADING SECURITIES OWNED AND TRADING SECURITIES SOLD, BUT NOT YET PURCHASED

The components of trading securities owned and trading securities sold, but not yet purchased at September 30, 2008 and December 31, 2007, are as follows:

(in thousands)	September 30, 2008		December 31, 2007
		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 52,525	$ 48,363	$ 53,086	$ 15,582
State and municipal bonds	67,765	344	52,257	68
Corporate obligations	116,132	136,790	14,150	11,856
Corporate stocks	29,325	23,802	17,565	9,107
	$ 265,747	$ 209,299	$ 137,058	$ 36,613

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Trading securities owned and pledged, at fair value" in the condensed consolidated statements of financial condition.

NOTE E - AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

The following tables provide a summary of the amortized cost and fair values of available-for-sale securities and held-to-maturity securities at September 30, 2008 and December 31, 2007:

	September 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$ 8,444	$ 112	$ - -	$ 8,556
State and political subdivisions	9,814	9	- -	9,823
Mortgage-backed securities- agency collateralized	13,012	- -	(297)	12,715
Mortgage-backed securities- non-agency collateralized	23,315	- -	(1,613)	21,702
Asset-backed securities	14,606	- -	(1,810)	12,796
Total available-for-sale	$ 69,191	$ 121	$ (3,720)	$ 65,592

Held-to-maturity:
Asset-backed securities	$ 7,574	$ - -	$ (573)	$ 7,001

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	- -	15,126
Mortgage-backed securities- agency collateralized	13,465	- -	(10)	13,455
Mortgage-backed securities- non-agency collateralized	14,444	232	- -	14,676
Corporate bonds	2,993	- -	(23)	2,970
Asset-backed securities	19,699	- -	(1,581)	18,118
Total available-for-sale	$ 88,207	$ 515	$ (1,615)	$ 87,107

During the three and nine months ended September 30, 2008, available-for-sale securities with an aggregate par value of $19,200 and $28,906, respectively, were called by the issuing agencies or matured, including $11,600 par value of auction rate securities, resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, for the three and nine months ended September 30, 2008, the Company received principal payments on asset-backed and mortgage-backed securities of $892 and $2,546, respectively. During the second quarter of 2008, the Company sold corporate bonds for the approximate carrying value (fair value) of $2,993. There were no calls, sales, maturities, or principal payments during the three or nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, unrealized losses, net of deferred tax benefits, of $1,387 and $3,312, respectively, were recorded in accumulated other comprehensive loss. During the three and nine months ended September 30, 2007, unrealized gains (losses), net of deferred tax benefits, of $136 and ($147), respectively, were recorded in accumulated other comprehensive loss. There were no material realized gains or losses related to available-for-sale securities for the three and nine months ended September 30, 2008 and 2007.

On June 30, 2008, Stifel Bank & Trust transferred a $10,000 par value ABS, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from its available-for-sale securities portfolio to its held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income will be amortized as an adjustment of yield over the remaining life of the security. During the three months ended September 30, 2008, amortization of $19, net of tax, related to the unrealized loss was recorded as an adjustment of yield. The estimated fair value of these held-to-maturity securities at September 30, 2008 was $7,001. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics. Based upon the results of this analysis and Stifel Bank & Trust's intent and ability to hold this investment to maturity, the Company has determined that the expected cash flows of this investment support the estimated fair value.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2008 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 4,300	$ 4,300	$ - -	$ - -
One to three years	14,016	12,714	- -	- -
Three to five years	2,043	1,575	- -	- -
Five to ten years	8,505	8,586	- -	- -
Over ten years	4,000	4,000	- -	- -
Mortgage-backed securities:
Over twenty-five years	36,327	34,417	7,574	7,001
Total	$ 69,191	$ 65,592	$ 7,574	$ 7,001

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $43,151 and $12,105 at September 30, 2008 and December 31, 2007, respectively.

Certain investments in the available-for-sale portfolio at September 30, 2008 are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at September 30, 2008 was $47,213, which was approximately 72% of the Company's available-for-sale investment portfolio. The amortized cost basis of these investments was $50,933 at September 30, 2008. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market. The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
Mortgage-backed securities- agency collateralized	$ (297)	$ 12,715	$ - -	$ - -	$ (297)	$ 12,715
Mortgage-backed securities- non-agency collateralized	(1,613)	21,702	- -	- -	(1,613)	21,702
Asset-backed securities	(1,114)	7,679	(696)	5,117	(1,810)	12,796
Total available-for-sale	$ (3,024)	$ 42,096	$ (696)	$ 5,117	$ (3,720)	$ 47,213

Stifel Bank & Trust's investment in a held-to-maturity asset-backed security consists of investment grade pools of trust preferred securities related primarily to banks. Unrealized losses were caused primarily by: 1) widening of credit spreads; 2) illiquid markets for CDOs; 3) global disruptions in the credit markets; and 4) increased supply of CDO secondary market securities from distressed sellers. There have been no adverse changes to the estimated cash flows of these securities.

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

NOTE F - BANK LOANS

The following table provides a summary of Stifel Bank & Trust's loan portfolio at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
($'s in thousands)	Balance	%	Balance	%
Commercial real estate	$ 47,578	24%	$ 39,184	30%
Construction and land	15,488	8%	24,447	19%
Commercial	46,142	24%	31,526	25%
Residential real estate	52,928	27%	27,628	21%
Home equity lines of credit	28,482	15%	1,524	1%
Consumer	3,043	2%	3,474	3%
Other	46	- -%	570	1%
Total bank loans	193,707	100%	128,353	100%
Add: unamortized loan origination costs, net of loan fees	590		- -
Less: loans in process	(105)		- -
Less: allowance for loan losses	(2,501)		(1,685)
Total bank loans, net	$ 191,691		$ 126,668

Changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($'s in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$ 2,009	$ 1,142	$ 1,685	$ - -
Acquisition of Stifel Bank & Trust	- -	- -	- -	1,127
Provision for loan loss charged to operations	552	463	1,622	478
Charge-offs	(60)	(2)	(806)	(2)
Recoveries	- -	2	- -	2
Allowances for loan losses, end of period	$ 2,501	$ 1,605	$ 2,501	$ 1,605

The results of Stifel Bank & Trust are included prospectively from the date of acquisition of April 2, 2007.

At September 30, 2008, Stifel Bank & Trust had $11,370 in mortgage loans held for sale. For the three and nine months ended September 30, 2008, Stifel Bank & Trust recognized a gain of $502 and $1,558, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans. For the three and nine months ended September 30, 2007, Stifel Bank & Trust recognized a gain of $183 and $269, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

Included in the loan portfolio at September 30, 2008 and December 31, 2007 are impaired loans totaling $189 and $657, respectively, for which there are specific loss allowances of $169 and $328, respectively. During the third quarter 2008, Stifel Bank & Trust obtained a deed in lieu of foreclosure on a residential construction development with an outstanding loan balance of $1,075, which was then transferred into Bank Foreclosed Assets Held for Sale at its estimated fair value less cost to sell, resulting in an immaterial charge-off. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at September 30, 2008 or December 31, 2007. Approximately $990 of the purchase price related to Stifel Bank & Trust was deposited into an escrow account pending satisfaction of certain contingencies, including impaired and non-accrual loans (See Note B to these condensed consolidated financial statements). The gross interest income related to impaired and non-accruing loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the current quarter were immaterial to the condensed consolidated financial statements. There were no troubled debt restructurings during the nine months ended September 30, 2008 or year ended December 31, 2007.

At September 30, 2008 and December 31, 2007, Stifel Bank & Trust had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $3,955 and $4,194, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $48 and $260, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE G - GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2007	$ 42,303	$ 25,528	$ 7,267	$ 16,788	$ 91,886
Acquisitions/purchase price adjustments	8,408	2,242	561	(103) -	11,108
Balance at September 30, 2008	50,711	27,770	7,828	16,685	102,994

Intangible Assets
Balance at December 31, 2007	12,336	3,394	1,212	1,773	18,715
Net additions	- -	350	- -	- -	350
Amortization of intangible assets	(1,533)	(367)	(115)	(322)	(2,337)
Balance at September 30, 2008	10,803	3,377	1,097	1,451	16,728

Total goodwill and intangible assets	$ 61,514	$ 31,147	$ 8,925	$ 18,136	$ 119,722

The changes in goodwill during the nine months ended September 30, 2008 are attributable to the acquisition of Ryan Beck and Stifel Bank & Trust consisting of accruals for estimated investment banking earn-out payments of $1,125, advance payments of the Private Client contingent payment of $9,585 and purchase price adjustments of $501 principally related to the allowance for doubtful receivables from former employees for Ryan Beck, and a $103 credit related to federal tax refunds from Stifel Bank & Trust.

Intangible assets consist of acquired customer lists, core deposits, and non-compete agreements that are amortized to expense over their contractual or determined useful lives, as well as backlog, which is amortized against revenues as specific transactions are closed. The gross and accumulated amortization balances of intangibles are as follows:

	September 30, 2008			December 31, 2007
(in thousands) Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$ 19,533	$ 4,872	$ 14,661	$ 19,533	$ 3,301	$ 16,232
Backlog	348	343	5	348	339	9
Core deposits	2,157	706	1,451	2,157	384	1,773
Non-compete agreements	2,236	1,625	611	1,886	1,185	701
Total amortized intangible assets	$ 24,274	$ 7,546	$ 16,728	$ 23,924	$ 5,209	$ 18,715

Aggregate amortization expense related to intangible assets was $743 and $833 for the three months ended September 30, 2008 and 2007, respectively, and $2,337 and $2,010 for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization expense for the next five years is: 2008 - $3,076 (including $2,337 recognized during the first nine months); 2009 - $2,372; 2010 - $2,093; 2011 - $1,896; and 2012 - $1,618. The weighted-average remaining lives of the following intangible assets at September 30, 2008 are: customer lists 6.7 years; core deposits 6.5 years; and non-compete agreements 1.0 years.

NOTE H - SHORT-TERM BORROWINGS FROM BANKS

The Company's short-term financing related to the broker-dealer business is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $755,000 at September 30, 2008, of which $489,700 was unused. There are no compensating balance requirements under these arrangements. At September 30, 2008, short-term borrowings from banks were $265,300 at an average rate of 2.85%, which were collateralized by company-owned and customer owned securities valued at $372,951. At December 31, 2007, short-term borrowings from banks were $127,850 at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151,714. The average short-term bank borrowings were $162,732 and $153,053 for the three and nine months ended September 30, 2008, respectively, at weighted average daily interest rates of 2.41% and 2.31%, respectively. The average short-term bank borrowings were $130,517 and $178,095 for the three and nine months ended September 30, 2007, respectively, at weighted average daily interest rates of 4.52% and 5.15%, respectively. At September 30, 2008 and December 31, 2007, Stifel Nicolaus had a stock loan balance of $39,714 and $138,475, respectively, at weighted average daily interest rates of 2.58% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $105,273 and $131,562 for the three and nine months ended September 30, 2008, respectively, at weighted average daily effective interest rates of 2.05% and 2.58%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $132,801 and $102,583 for the three and nine months ended September 30, 2007, respectively, at weighted average daily effective interest rates of 5.06% and 5.00%, respectively. Customer owned securities were utilized in these arrangements.

NOTE I - FEDERAL HOME LOAN BANK ADVANCES AND OTHER SECURED FINANCING

At September 30, 2008, Stifel Bank & Trust had $10,000 of credit extended from the Federal Home Loan Bank, consisting of advances of $6,000 and repurchase agreements of $4,000. Of the $6,000 advances outstanding, $4,000 is at a rate of 2.86% and matures on April 30, 2009, and $2,000 is at a rate of 3.20% and matures on April 30, 2010. Stifel Bank & Trust did not have any such advances outstanding at December 31, 2007. The average FHLB advances outstanding were $21,692 and $11,527 for the three and nine months ended September 30, 2008, respectively, at weighted average daily interest rates of 2.67% and 2.60%, respectively. The average FHLB advances outstanding were $1,921 and $5,044 for the three and nine months ended September 30, 2007, respectively, at weighted average daily interest rates of 5.41% and 5.35%, respectively.

Additionally, Stifel Bank & Trust had other miscellaneous repurchase agreements, considered to be secured financing, outstanding in the amount of $250 at September 30, 2008. At December 31, 2007, the amount outstanding under repurchase agreements was $38. For the three and nine months ended September 30, 2008, Stifel Bank & Trust had average federal funds and repurchase agreements outstanding of $1,806 and $1,166, respectively, at weighted average interest rates of 2.21% and 2.29%, respectively. For the three and nine months ended September 30, 2007, Stifel Bank & Trust had average federal funds and repurchase agreements outstanding of $204 and $156, respectively, at weighted average interest rates of 3.92% and 3.85%, respectively.

NOTE J -BANK DEPOSITS

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at September 30, 2008 and December 31, 2007 are summarized as follows:

(in thousands)	September 30, 2008	December 31, 2007
Demand deposits-non-interest bearing	$ 15,415	$ 9,260
Demand deposits-interest bearing	4,970	3,054
Money market accounts	211,220	133,057
Savings accounts	275	365
Certificates of deposit, less than $100	16,132	27,324
Certificates of deposit, $100 and greater	13,006	19,421
Total deposits	$ 261,018	$ 192,481

The weighted average interest rate on deposits was approximately 2.0% and 4.3% at September 30, 2008 and December 31, 2007, respectively.

The scheduled maturities of certificates of deposit at September 30, 2008 and December 31, 2007 were as follows:

(in thousands)	September 30, 2008	December 31, 2007
Certificates of deposit, less than $100:
Within one year	$ 10,794	$ 22,984
One to three years	3,840	2,998
Over three years	1,498	1,342
	$ 16,132	$ 27,324
Certificates of deposit, $100 and greater:
Within one year	$ 9,817	$ 16,002
One to three years	1,935	2,501
Over three years	1,254	918
	$ 13,006	$ 19,421

At September 30, 2008 and December 31, 2007, the amount of deposits includes deposits of related parties, including $197,462 and $118,160, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $658 and $1,114, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At September 30, 2008 and December 31, 2007, customer demand deposit overdrafts of $46 and $570, respectively, have been recorded to "Bank loans" on the condensed consolidated statements of financial condition.

NOTE K - COMMITMENTS, CONTINGENCIES AND GUARANTEES

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2008, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, the Company had pledged customer-owned securities valued at $124,965 and firm cash on deposit of $7,890 to satisfy the minimum margin deposit requirement of $132,855 at September 30, 2008. At December 31, 2007 the Company had pledged customer-owned securities valued at $78,250 to satisfy the minimum margin deposit requirement of $56,525.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had deposited $39,500 and $13,000 in cash at September 30, 2008 and December 31, 2007, respectively, which satisfied the minimum margin deposit requirements of $33,205 and $7,698, respectively.

The Company also provides guarantees to securities clearinghouses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company's liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is considered remote. Accordingly, no liability has been recognized for these arrangements.

As discussed in Note B - Acquisitions, the Company has potential contingent earn-out payments related to the acquisition of Ryan Beck. The Company has not recorded a liability for these remaining potential contingent earn-out arrangements, as it is not able to estimate the liability beyond a reasonable doubt. Any contingent payments will be reflected as additional purchase consideration and reflected in goodwill. In addition, the Company has potential contingent earn-out consideration related to its acquisition of the LM Capital Markets business from Citigroup Inc. on December 1, 2005. The potential contingent earn-out payment by the Company to Citigroup Inc. is based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets for calendar years 2006, 2007, and 2008, up to a maximum $30,000 of additional purchase consideration. For calendar years 2006 and 2007, the Company recorded an earn-out liability of $360 and $9,940, respectively, which was accounted for as additional purchase price. The Company has estimated a contingent earn-out payment to Citigroup Inc. for calendar year 2008, based upon actual-to-date revenue production and current projections, of approximately $14,200, for a total potential earn out payment of approximately $24,500.

The Company has completed private placements of cumulative trust preferred securities through Stifel Financial Capital Trust II, Stifel Financial Capital Trust III, and Stifel Financial Capital Trust IV (the "trusts"). These trusts are non-consolidated wholly-owned subsidiaries of the Company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to the Company. The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from the Company by the trusts, and the Company effectively provides for the full and unconditional guarantee of the securities issued by the trusts.

The Company makes timely payments of interest to the trusts as required by contractual obligations, which are sufficient to cover payments due on the securities issued by the trusts and believes that it is unlikely that any circumstances would occur that would make it necessary for the Company to make payments related to these trusts other than those required under the terms of the debenture agreements and the trust preferred securities agreements. For further information regarding these debentures and trust preferred securities, see Note J of the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has received inquiries from the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), and several state regulatory authorities requesting information concerning the Company's transactions in auction rate securities. Additionally, the Company and its subsidiary Stifel Nicolaus have been named in civil suits. See further information regarding the civil suit in Note L - Legal Proceedings. To date several of the larger securities firms that primarily underwrote and supported the auctions for auction rate securities have, through regulatory settlements and otherwise, announced agreements to repurchase auction rate securities at par from certain of their clients; other securities firms have entered into similar agreements. The Company is working with other industry participants in seeking to resolve issues relating to auction rate securities and is exploring a range of potential solutions, including the restructuring and refinancing of the debt underlying the auction rate securities. However, there is no assurance that these efforts will be successful. The Company's customers hold approximately $226,400 of auction rate securities at September 30, 2008, exclusive of approximately $83,100 of such securities that were either transferred to the Company or purchased after February 2008. If the Company were to purchase these securities from some or all of its clients in order to resolve pending claims, inquiries, or investigations, these purchases would likely have a material adverse effect on the Company's financial condition, including its cash position. Therefore, before purchasing any of these securities, the Company would be required to assess whether it had sufficient regulatory capital or borrowing capacity to do so.

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

The investigations include inquiries from the SEC, the FINRA and several state regulatory authorities requesting information concerning the Company's activities with respect to auction rate securities, and inquiries from the SEC and a state regulatory authority requesting information relating to the Company's role in investments made by five Southeastern Wisconsin school districts in transactions involving collateralized debt obligations ("CDOs"). The Company intends to cooperate fully with the SEC, FINRA and the several states in these investigations.

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri on August 8, 2008 seeking class action status for investors who purchased and continue to hold auction rate securities offered for sale between June 11, 2003 and February 13, 2008, which alleges misrepresentation about the investment characteristics of auction rate securities and the auction markets. As of September 30, 2008 our clients held approximately $226,400 of auction rate securities, exclusive of approximately $83,100 of such securities that were either transferred to the Company or purchased after February 2008. The Company intends to vigorously defend this lawsuit.

Current claims also include a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin on September 29, 2008 against the Company, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the five school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts ("the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin on October 31, 2008. The suit arises out of the purchase of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. The Company served as placement agent/broker in connection with the OPEB trusts purchase of the investments. The total amount of the investments made by the OPEB trusts was $200,000. Plaintiffs assert that the school districts contributed $37,500 to the OPEB trusts to purchase the investments. The balance of $162,500 used to purchase the investments was borrowed by the OPEB trusts. The recourse of the lender is the OPEB trust assets and the moral obligation of the school districts. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The Plaintiffs claim that the RBC entities and the Company either made misrepresentations in connection with the sale of the CDOs or failed to disclose material facts in connection with the sale of the CDOs. The Company believes the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, its receipt of a written acknowledgement from Plaintiffs. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Company intends to vigorously defend this lawsuit.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be.  Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. However, if the Company were to purchase auction rate securities from some or all of its clients in order to resolve the pending lawsuit and regulatory inquiries regarding auction rate securities, the purchases likely would have a material adverse effect on the Company's financial position, including its cash position. Therefore, before purchasing these securities, the Company would be required to assess whether it had sufficient regulatory capital or borrowing capacity to do so, and there is no assurance that it would have such capital or capacity.  In addition, if the Company were to purchase these securities at their par value, it may have a market loss if the underlying value of securities is less than par, and any such loss may adversely effect the Company's results of operations and financial position.

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

At September 30, 2008, Stifel Nicolaus had net capital of $161,225, which was 25.8% of aggregate debit items and $148,719 in excess of minimum required net capital. CSA had net capital of $3,742 at September 30, 2008, which was $3,557 in excess of minimum required net capital. At December 31, 2007, Stifel Nicolaus had net capital of $129,620, which was 23.2% of aggregate debit items and $118,445 in excess of minimum required net capital. At December 31, 2007, CSA had net capital of $3,699, which was $3,417 in excess of minimum required net capital.

The Company's international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At September 30, 2008 and December 31, 2007, SN Ltd's capital and reserves were $9,184 and $8,367, respectively, which were $8,961 and $4,537, respectively, in excess of the financial resources requirement under the rules of the FSA.

The Company, as a bank holding company, and Stifel Bank & Trust are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Missouri State Division of Finance, respectively. Additionally, Stifel Bank & Trust is regulated by the Federal Depository Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's and Stifel Bank & Trust's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Stifel Bank & Trust must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Stifel Bank & Trust's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, as a bank holding company, and Stifel Bank & Trust to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008 and December 31, 2007 that the Company and Stifel Bank & Trust meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. The calculation of Stifel Bank & Trust's total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at September 30, 2008 and December 31, 2007 is set forth in the table below.

Stifel Bank & Trust
Federal Reserve Capital Amounts

($'s in 000's)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total capital to risk-weighted assets	$ 42,946	16.2%	$ 21,272	8.0%	$ 26,589	10.0%
Tier 1 capital to risk-weighted assets	$ 40,445	15.2%	$ 10,636	4.0%	$ 15,954	6.0%
Tier 1 capital to adjusted average total assets	$ 40,445	13.4%	$ 12,119	4.0%	$ 15,149	5.0%
As of December 31, 2007:
Total capital to risk-weighted assets	$ 40,420	21.3%	$ 15,208	8.0%	$ 19,010	10.0%
Tier 1 capital to risk-weighted assets	$ 38,735	20.4%	$ 7,604	4.0%	$ 11,406	6.0%
Tier 1 capital to adjusted average total assets	$ 38,735	17.5%	$ 8,860	4.0%	$ 11,075	5.0%

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to interpret the Plans, determine to whom awards may be granted under the Plans, and determine the terms of each award. According to these plans, the Company is authorized to grant an additional 4,654,484 shares at September 30, 2008.

Stock Option/Incentive Award Plans

Total compensation cost for stock options for the three and nine months ended September 30, 2008 was $91 and $243, respectively. The total tax benefit related thereto was $1,545 and $3,551, respectively. Total compensation cost for stock options for the three and nine months ended September 30, 2007 was $129 and $389, respectively. The total tax benefit related thereto was $150 and $1,739, respectively.

For the nine months ended September 30, 2008, no options were granted. The Company has substantially eliminated the use of stock options as a form of compensation. As of September 30, 2008, there were 1,413,442 options outstanding at a weighted-average exercise price of $7.90 and a weighted-average remaining contractual life of 3.57 years. As of September 30, 2008, there was approximately $805 of unrecognized compensation cost related to non-vested option awards. That cost is expected to be recognized over a weighted-average period of 1.72 years.

The Company received $615 and $1,994 cash from the exercise of stock options during the three and nine months ended September 30, 2008, respectively.

Stock Units

The total stock unit compensation cost, which is included in "Employee compensation and benefits" on the condensed consolidated statements of operations, under all of the Company's incentive stock plans recognized for the three and nine months ended September 30, 2008 was $13,367 and $37,895, respectively. Because of the fluctuation of stock prices the total tax provision related thereto was $57 for the three months ended September 30, 2008 and a tax benefit of $5,582 for the nine months ended September 30, 2008. The total stock unit compensation cost under all of the Company's incentive stock plans recognized for the three and nine months ended September 30, 2007 was $9,898 and $44,442, respectively. The total tax benefit related thereto was $4 and $6,114, respectively.

During the three months ended September 30, 2008, the Company granted 544,773 units with a fair value of $19,624 and converted 104,686 units into common stock. During the nine months ended September 30, 2008, the Company granted 1,741,880 units with a fair value of $54,818 and converted 911,734 units into common stock, and cancelled 99,455 stock unit grants. At September 30, 2008, the total number of non-vested stock units under the plans was 5,177,099 with a total unrecognized compensation cost of $99,256.

A deferred compensation plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. The Company charged $9,339 and $26,777 to employee compensation and benefits for the three and nine months ended September 30, 2008, respectively, and $7,252 and $21,256 for the three and nine months ended September 30, 2007, respectively, relating to units granted under this plan.

Stifel Nicolaus has a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by financial advisors. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $26,700 at September 30, 2008 and $30,760 at December 31, 2007 in mutual funds that were purchased by the Company to economically hedge its liability to the financial advisors that choose to base the performance of their return on the index mutual fund option. Financial advisors may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. In addition, certain financial advisors, upon joining the Company, may receive Company stock units in lieu of transition cash payments. Deferred compensation related to this plan cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. Charges to employee compensation and benefits related to this plan were $3,739 and $10,327 for the three and nine months ended September 30, 2008, respectively, and $2,023 and $5,444 for the three and nine months ended September 30, 2007, respectively.

As a component of the total units granted under the Company's incentive stock plans, on June 22, 2007, the Company granted 591,269 restricted stock units for a component of the Ryan Beck retention program and issued 420,372 restricted stock units in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. Both unit grants were made under the 2007 Incentive Stock Plan. The value of the restricted stock units was $40,196. The restricted stock units granted for the retention program will vest over a three to seven year period. The Company incurred compensation expense of $1,204 and $3,745 for the retention program during the three and nine months ended September 30, 2008, respectively, which is included in the total stock unit compensation cost. Additionally, included in employee compensation and benefits for the nine months ended September 30, 2007 is a charge related to the modification of the service requirements for participants in the Ryan Beck deferred compensation plans to provide for accelerated vesting for participants that had completed one year of service for Ryan Beck. As a result of the vesting, the Company charged $20,254 to "Employee compensation and benefits," of which $16,405 was recorded as "Additional paid-in capital."

As a component of the total units granted under the Company's incentive stock plans, the Company granted 2,711,415 restricted stock units to key associates of the Legg Mason Capital Markets business ("LM Capital Markets") on January 2, 2006. The units were granted in accordance with the Company's 2001 incentive stock award plan, as amended, with a fair value of $67,948. The units vest ratably over a three year period. The Company incurred compensation expense of $5,196 and $15,937 during the three and nine months ended September 30, 2008, respectively, and $5,416 and $16,216 during the three and nine months ended September 30, 2007, respectively, which is included as a component of the total stock unit compensation cost.

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

At September 30, 2008 and December 31, 2007, Stifel Bank & Trust had outstanding commitments to originate loans aggregating approximately $9,623 and $4,236, respectively. The commitments extended over varying periods of time with all commitments at September 30, 2008 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank & Trust to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank & Trust be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2008 and December 31, 2007, Stifel Bank & Trust had total outstanding letters of credit totaling $434 and $344, respectively. For all but one of the standby letters of credit commitments at September 30, 2008, the expiration terms range from one month to one year. The remaining commitment, in the amount of $10, has an expiration term of April, 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank & Trust uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2008 and December 31, 2007, Stifel Bank & Trust had granted unused lines of credit to commercial and consumer borrowers aggregating $48,722 and $19,437, respectively.

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

At December 31, 2007, the Company's liability for gross unrecognized tax benefits was $2,869. Included in the balance at December 31, 2007 was $2,106 of tax positions excluding interest and penalties that, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had accrued interest related to unrecognized tax benefits of $524 at December 31, 2007, and accrued penalties related to unrecognized tax benefits of $127 at December 31, 2007. The amount of interest and penalties recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2008 was not material. The Company's gross unrecognized tax benefits were reduced by $254 during the third quarter of 2008 mainly due to the expiration of the 2004 tax year for U.S. purposes and the settlement of non-U.S. tax liabilities. The Company does not expect gross unrecognized tax benefits to change significantly during the next twelve month period.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitation. For the U.S. and most state and foreign jurisdictions, the years 2005 through 2007 remain subject to examination by their respective authorities. The Company is subject to examination by state tax jurisdictions. It is possible that these examinations will be resolved in the next twelve months. The Company does not anticipate that payments made during the next twelve month period for these examinations will be material, nor does the Company expect that the reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations will be significant. The Company's foreign jurisdictions are generally fully taxable by the U.S.

NOTE Q - SEGMENT REPORTING

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions with a growing presence in the East and West regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering Stifel Bank & Trust banking products to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting, and trading. The Stifel Bank segment includes the results of operations from the Company's wholly-owned subsidiary, Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes clearing revenue, interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and the Ryan Beck acquisitions; and general administration.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Information concerning operations in these segments of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net Revenues
Private Client Group	$ 113,976	$ 112,650	$ 349,828	$ 316,451
Equity Capital Markets	63,405	47,703	160,644	178,643
Fixed Income Capital Markets	38,193	15,962	116,904	41,073
Stifel Bank (1)	3,175	1,839	8,494	2,929
Other	174	4,829	3,481	11,783
Total Net Revenues	$ 218,923	$ 182,983	$ 639,351	$ 550,879
Operating Contributions
Private Client Group	$ 22,801	$ 23,401	$ 78,262	$ 67,869
Equity Capital Markets	11,775	8,499	22,286	42,445
Fixed Income Capital Markets	12,014	2,133	38,713	3,406
Stifel Bank (1)	732	369	1,463	643
Other/Unallocated Overhead	(26,228)	(21,130)	(75,555)	(83,610)
Income before income taxes	$ 21,094	$ 13,272	$ 65,169	$ 30,753

(1) The Stifel Bank segment was added beginning April 2, 2007 with the Company' acquisition of First Service, now referred to as Stifel Bank & Trust.

Information regarding net revenues by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net Revenues
United States	$ 209,255	$ 175,492	$ 612,753	$ 530,296
United Kingdom	5,569	4,624	17,153	12,306
Other European	4,099	2,867	9,445	8,277
Total Net Revenues	$ 218,923	$ 182,983	$ 639,351	$ 550,879

Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Net revenues in the preceding table are attributable to the country or territory in which our subsidiaries are located.

NOTE R - STOCKHOLDERS' EQUITY

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions in order to meet obligations under the Company's employee benefit plans and for general corporate purposes. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. During the first nine months of 2008, the Company repurchased 567,953 shares of its common stock, at an average price of $27.87 per share. The Company reissued 581,833 shares of common stock and issued 2,288,310 new shares for its employee benefit plans in the first nine months of 2008.

The Company has issued shares of its common stock in conjunction with earn-out payments related to the Ryan Beck acquisition. On May 9, 2008, the Company paid the first year investment banking contingent earn-out payment of $1,790 in 57,059 shares of Company common stock valued at $31.35 per share. On August 14, 2008, the Company issued 233,500 shares of its common stock per an agreement with BankAtlantic to prepay a portion of the estimated private client division contingent earn-out payment. See further discussion regarding the Ryan Beck contingent earn-out payments in Note B - Acquisitions.

On September 29, 2008, the Company completed the public offering of 1,495,000 new shares of Company common stock at an offering price of $45.00 per share. The net proceeds to the Company after consideration of the underwriters discount and before any expenses were $64,369. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include the Company's working capital needs and investments in the Company's subsidiaries to support the continued growth of the Company or selective opportunistic acquisitions.

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

The components of the basic and diluted EPS calculations for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Income Available to Common Stockholders
Net Income	$ 12,777	$ 8,058	$ 39,456	$ 18,335
Weighted Average Shares Outstanding
Basic Weighted Average Shares Outstanding	23,830	22,394	23,520	21,456
Effect of dilutive securities from employee benefit plans	4,215	4,421	3,815	3,808
Diluted Weighted Average Shares Outstanding	28,045	26,815	27,335	25,264
Basic Earnings per share	$ 0.54	$ 0.36	$ 1.68	$ 0.85
Diluted Earnings per share	$ 0.46	$ 0.30	$ 1.44	$ 0.73

*All shares and earnings per share amount reflect the three-for-two stock split distributed in June 2008. (See Note A to these condensed consolidated financial statements.)

NOTE T - VARIABLE INTEREST ENTITY ("VIE")

On April 16, 2008, the Company invested $12,000 in a convertible promissory note issued by FSI Group, LLC ("FSI"), a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. On July 1, 2008, under the terms of the note purchase agreement, the Company exercised its option to increase its investment in the convertible promissory note to $18,000. The note is convertible at the election of the Company into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum., The Company has determined that FSI is a VIE under the provisions of FIN 46R. The Company has determined it is not the primary beneficiary of FSI. The Company's exposure to loss is limited to its investment. At September 30, 2008, the $18,000 investment is included on the condensed consolidated statements of financial condition under the caption "Investments".

NOTE U - SUBSEQUENT EVENT

On November 4, 2008, the Company issued 142,196 shares of Company common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities. The Cumulative Trust Preferred Securities were originally offered and sold in a $35,000 private placement by Stifel Financial Capital Trust IV, a non-consolidated wholly-owned Delaware business trust subsidiary of the Company, on June 28, 2007. As a result, the Company intends to extinguish $12,500 of its debenture to Stifel Financial Capital Trust IV in the fourth quarter and record an approximate $6,700 gain before certain expenses and taxes.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, changes in general economic and business conditions, actions of competitors, regulatory actions, changes in legislation, technology changes and the risks and other factors set forth in the Company's risk factors as updated and filed on Form 8-K Current Report on September 23, 2008 that may impact our results.

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

Business & Economic Environment

Through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust, the Company is engaged in retail brokerage, securities trading, investment banking, investment advisory, residential, consumer and commercial banking and related financial services throughout the United States and three European offices. Although the Company has offices across the United States, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions with a growing presence in the East and West regions. The Company's principal customers are individual investors, corporations, municipalities and institutions.

Concerns over inflation, recession, energy costs, geopolitical issues, the U.S. sub-prime mortgage market, a declining residential real estate market in the U.S., the disruption in the auction-rate securities market, an increase in the rate of unemployment, and the availability and cost of credit continued to become increasingly pressing. The unprecedented extraordinarily turbulent market conditions during the third quarter were evidenced by the cataclysmic failure of a large investment bank, the failure of the nation's largest savings and loan, the governmental rescue of a large insurance company, the placement into conservatorship of two government-sponsored enterprises by the government and the consolidation of several large financial institutions. As a result, the global credit market came to a virtual standstill. The United States Treasury ("Treasury") department and the Federal Reserve took various forms of action to address the frozen credit conditions that now exist in the market. Additionally, on October 3, 2008, the United States House of Representatives passed the Emergency Economic Stabilization Act of 2008 that allows the Treasury to spend up to $700 billion to purchase distressed assets from banks and raises the limit on deposit insurance at banks and credit unions. Despite these efforts to restore liquidity and consumer confidence, the global markets have continued to be very volatile. At September 30, 2008, the key indicators of the markets' performances, the Dow Jones Industrial Average ("DJIA"), the NASDAQ, and the Standard and Poor's 500 Index ("S&P 500") closed approximately 18%, 21%, and 21% respectively, lower than their December 31, 2007 closing prices, and approximately 22%, 23%, and 24%, respectively, lower than their September 30, 2007 closing prices. Given such factors, the current quarter results may not be indicative of future results.

The U.S. Federal Reserve System's Federal Open Market Committee (the "FOMC") continues to be aggressive in monitoring monetary policy. During the third quarter the federal funds rate remained at 2.0%, primarily on the upside risks to inflation, although during the first nine months of 2008, the federal funds rate has decreased 225 basis points from the December 31, 2007 rate of 4.25%. Additionally, at an unscheduled meeting on October 8, 2008, the FOMC reduced the federal funds rate an additional 50 basis points to 1.5% on evidence of a weakening economy and a reduction in inflationary pressures. Then, on October 29, 2008, the federal funds rate was further reduced by 50 basis point to 1.0% at the regularly scheduled FOMC meeting. Long-term interest rates, as measured by the 10-year U.S. Daily Treasury Yield Curve, were 3.85% at September 30, 2008, down from 4.04% at December 31, 2007.

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

Recently, several of the larger securities firms that primarily underwrote and supported the auctions for auction rate securities have, through regulatory settlements and otherwise, announced agreements to repurchase auction rate securities at par from certain of their clients; other securities firms have entered into similar agreements. The Company has received inquiries from the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and several state regulatory authorities requesting information concerning the Company's activities in auction rate securities. Additionally, the Company and its subsidiary Stifel Nicolaus have been named in a civil suit. The Company is working with other industry participants in seeking to resolve issues relating to auction rate securities and is exploring a range of potential solutions, including the restructuring and refinancing of the debt underlying the auction rate securities. However, there is no assurance that these efforts will be successful. The Company's customers hold approximately $226.4 million of auction rate securities at September 30, 2008, exclusive of approximately $83.1 million of such securities that were either transferred to the Company or purchased after February 2008. If the Company were to purchase these securities from some or all of our clients in order to resolve pending claims, inquiries, or investigations, these purchases would likely have a material adverse effect on the Company's financial condition, including its cash position. Therefore, before purchasing any of these securities, the Company would be required to assess whether it had sufficient regulatory capital or borrowing capacity to do so.

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

Executive Summary

The Company's overall financial results continue to be highly and directly correlated to: the direction and activity levels of the United States equity and fixed income markets; the increased activity from the successful integrations of the Ryan Beck acquisition on February 28, 2007 and the Stifel Bank & Trust acquisition on April 2, 2007; the Company's expansion of the Equity Capital Markets ("ECM"), Fixed Income Capital Markets ("FICM"), Stifel Bank & Trust; and the continued expansion of the Private Client Group ("PCG"). During the first nine months of 2008, the Company opened twenty-one branch offices and hired 142 financial advisors. In addition, the Company added 75, 47, and 21 revenue producers in its ECM, FICM, and Stifel Bank segments, and added 209 employees that directly support these revenue producers and 85 employees for home office support.

Comparability of the current year nine month results to the prior year period for total company and ECM segment results is affected by the inclusion of a significant investment banking transaction, which contributed $24.7 million in revenues in the prior year second quarter, and the decline in investment banking activity during the current year, principally due to poor market conditions. In addition, the prior year quarter and nine month periods include $3.2 million and $28.2 million, respectively, of acquisition-related expenses associated with the Ryan Beck acquisition, principally a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans. In addition to these factors, comparability of the first nine months of 2008 results to the prior year first nine months for total company and segment results is affected by the inclusion of the full nine months of Ryan Beck's and Stifel Bank & Trusts' results of operations in 2008 compared to the inclusion of seven months of Ryan Beck's results of operations and six months of Stifel Bank & Trust's results of operations in the first nine months of 2007. For the nine months ended September 30, 2008, Ryan Beck contributed $144.3 million in net revenues compared to $134.2 million in the nine months ended September 30, 2007 and income before income taxes of $21.3 million for the nine months ended September 30, 2008, including the aforementioned revenue and expense items, compared to a loss of $6.2 million for the nine months ended September 30, 2007. Stifel Bank & Trust contributed $8.5 million in net revenues and $1.5 million in income before income taxes for the nine months ended September 30, 2008 compared to $2.9 million in net revenues and $643,000 in income before income taxes for the nine months ended September 30, 2007.

While the Company's net revenues increased to $639.4 million for the nine months ended September 30, 2008 compared to $550.9 million for the nine months ended September 30, 2007, primarily from increased commissions, principal transactions, and asset management and services fees, certain of our business activities were impacted by the particularly challenging equity market conditions as evidenced by the decline of the Company's investment banking revenues of approximately $70.0 million from the year ago period. The market turmoil has contributed to increased commissions and principal transactions revenues for the ECM and FICM as institutions rebalanced their portfolios to diminish exposure to the markets. Additionally, the market upheaval and the resultant failure of some Wall Street firms has led to increased market share of institutional business for the Company. The market turmoil has led to a decrease in the value of our customers' assets and a decrease in customer margin receivables. As a result, PCG commissions, asset management and service fees, and margin interest income may diminish in the future.

As a result of the turmoil in the credit markets, many issuances of auction rate securities ("ARS") have been adversely affected. The Company held $21.9 million of ARS at September 30, 2008 in its inventory of trading securities, which were considered to be illiquid. During September 2008, $11.6 million par value of auction rate securities in the Company's available-for-sale portfolio were called at par. The Company was carrying these auction rate securities at the estimated fair value of $11.0 million due to the illiquid markets for these types of securities. As a result, the $580,000 unrealized loss and related deferred tax benefit were removed from accumulated other comprehensive income. Additionally, the Company held a $10.0 million par value asset-backed security ("ABS"), consisting of collateralized debt obligation ("CDO") trust preferred securities related primarily to banks, which is carried at $7.6 million in the Company's held-to-maturity portfolio. This investment was also considered to be illiquid at September 30, 2008. The unrealized loss, included in accumulated other comprehensive income, will be amortized as an adjustment of yield over the remaining life of the security. The decline in the value is principally due to: 1) widening of credit spreads; 2) illiquid markets for CDOs; 3) global disruptions in the credit markets; and 4) increased supply of CDO secondary market securities from distressed sellers. The estimated fair value of this ABS security, based upon modeling techniques, was $7.0 million at September 30, 2008. The Company has the intent and ability to hold these ARS securities held as available-for-sale and CDO security until market recovery or maturity and has concluded that as of September 30, 2008 there has not been other than temporary impairment to these securities. The Company will continue to monitor these investments for impairment.

Our business does not produce predictable earnings and is potentially affected by many risk factors such as the economic and global credit slowdown, among others. For a further discussion of the factors that may affect our future operating results, see the updated risk factors that the Company filed on Form 8-K Current Report on September 23, 2008.

Results of Operations for the Company
Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 458,284	71.7%	45%	$ 316,508	57.5%
Investment banking	67,935	10.6	(51)	137,964	25.0
Asset management and service fees	90,580	14.2	26	72,018	13.1
Interest	39,175	6.1	(10)	43,371	7.9
Other	(883)	(0.1)	N/M	4,107	0.7
Total revenues	655,091	102.5	14	573,968	104.2
Less: Interest expense	15,740	2.5	(32)	23,089	4.2
Net revenues	639,351	100.0	16	550,879	100.0
Non-Interest Expenses
Employee compensation and benefits	441,028	69.0	10	401,263	72.8
Occupancy and equipment rental	49,012	7.7	20	40,767	7.4
Communication and office supplies	32,887	5.1	5	31,303	5.7
Commissions and floor brokerage	8,315	1.3	15	7,246	1.3
Other operating expenses	42,940	6.7	9	39,547	7.2
Total non-interest expenses	574,182	89.8	10	520,126	94.4
Income before income taxes	65,169	10.2	112	30,753	5.6
Provision for income taxes	25,713	4.0	107	12,418	2.3
Net income	$ 39,456	6.2%	115%	$ 18,335	3.3%

N/M- Not meaningful

The following table presents average balance data and operating interest income and expense data for the Company, as well as related interest yields for the periods indicated:

	Average Balances and Interest Income and Expense Data
	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus (1)	$ 416,297	$ 17,413	5.58%	$ 290,768	$ 18,119	8.31%
Interest-earning assets of Stifel Bank & Trust (2)	269,551	11,491	5.68%	172,433	5,823	6.75%
Stock borrow of Stifel Nicolaus	63,273	726	1.53%	36,969	1,100	3.97%
Other		9,545			18,329
Total interest income		$ 39,175			$ 43,371
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 153,053	$ 2,656	2.31%	$ 178,095	$ 6,877	5.15%
Interest-bearing liabilities of Stifel Bank & Trust (2)	220,341	4,599	2.78%	140,624	3,453	4.91%
Stock loan of Stifel Nicolaus	131,562	2,549	2.58%	102,583	3,844	5.00%
Interest-bearing liabilities of Unconsolidated subsidiaries	95,000	4,783	6.71%	95,158	5,140	7.20%
Other		1,153			3,775
Total interest expense		15,740			23,089
Net interest income		$ 23,435			$ 20,282

(1) Average margin balances increased as a result of the acquisition of Ryan Beck and the growth in the PCG segment.

(2) Stifel Bank & Trust was acquired on April 2, 2007. See further details of Stifel Bank & Trust assets and interest-bearing liabilities in Results of Operation-Stifel Bank & Trust discussion.

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories for the first nine months can be attributed principally to the acquisitions discussed above in "Acquisitions" and the increased number of PCG offices and PCG financial advisors. Ryan Beck's and Stifel Bank & Trust's results of operations are included in the Company's results of operations prospectively from their respective dates of acquisition of February 28, 2007, and April 2, 2007. As such, the first nine months of 2007 includes only seven months of Ryan Beck's results of operations and six months of Stifel Bank & Trust's results of operations. As noted in the Executive Summary discussion above, for the nine months ended September 30, 2008, Ryan Beck contributed $144.3 million in net revenues compared to $134.2 million in the nine months ended September 30, 2007 and income before income taxes of $21.3 million for the nine months ended September 30, 2008, including the aforementioned revenue and expense items, compared to a loss of $6.2 million for the nine months ended September 30, 2007. Stifel Bank & Trust contributed $8.5 million in net revenues and income before income taxes of $1.5 million for the nine months ended September 30, 2008 compared to $2.9 million in net revenues and $643,000 in income before income taxes for the nine months ended September 30, 2007.

The Company's net revenues (total revenues less interest expense) increased $88.5 million to $639.4 million for the nine months ended September 30, 2008, a 16% increase over the $550.9 million recorded for the nine months ended September 30, 2007.

Commissions and principal transactions revenues increased 45% to $458.3 million for the first nine months of 2008 from $316.5 million for the first nine months of 2007, with increases of 19%, 36%, and 230% in the PCG, ECM, and FICM segments, respectively, primarily resulting from the aforementioned growth and market volatility leading to increased commissions, principally in OTC stocks, and increased principal transactions, primarily in mortgage-backed securities, municipal debt and corporate debt.

Investment banking revenues decreased 51% to $67.9 million for the first nine months of 2008 from $138.0 million for the first nine months of 2007 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by the challenging equity market conditions. Capital raising revenues decreased 56% to $35.9 million from $80.9 million for the prior year period and strategic advisory fees decreased 44% to $32.0 million from $57.1 million for the first nine months of 2007. Additionally, during the second quarter of 2007, the Company closed on a significant corporate finance investment banking transaction, which contributed $24.7 million in revenues.

Asset management and service fees revenues increased 26% to $90.6 million from $72.0 million for the prior year period, primarily resulting from a 44% increase in the number of Stifel Nicolaus managed accounts and a 28% increase in the value of assets in fee-based accounts and increased distribution fees for money market funds, principally FDIC insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the Private Client Group (See Assets in Fee-based Accounts in Results of Operations for Private Client Group, nine months ended September 30, 2008).

Other revenues decreased $5.0 million to a loss of $883,000 for the first nine months of 2008 from $4.1 million for the first nine months of 2007, principally due to investment losses of approximately $5.9 million for the first nine months of 2008 as a result of the downturn in the equity markets, compared to investment gains of approximately $640,000 for the first nine months of 2007. Other miscellaneous revenues increased $1.6 million, principally due to increased bank fees from Stifel Bank & Trust.

Interest revenues decreased 10%, or $4.2 million, to $39.2 million for the first nine months of 2008 from $43.4 million for the first nine months of 2007, principally as a result of a $8.8 million decrease in interest revenues on fixed income inventory held for sale to clients and decreased interest revenues of $706,000 from customer margin borrowing, partially offset by increased interest revenues of $5.7 million from interest-earning assets of Stifel Bank & Trust. The average margin balances of Stifel Nicolaus increased to $416.3 million during the first nine months of 2008 compared to $290.8 million during the first nine months of 2007 at weighted average interest rates of 5.58% and 8.31%, respectively. The average interest-earning assets of Stifel Bank & Trust increased to $269.6 million during the first nine months of 2008 compared to $172.4 million during the first nine months of 2007 at weighted average interest rates of 5.68% and 6.75%, respectively. Interest expense decreased 32%, or $7.3 million, to $15.7 million for the first nine months of 2008 from $23.1 million for the first nine months of 2007, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowing and firm inventory and decreased interest rates on stock loan borrowings, partially offset by increased average interest-bearing liabilities of Stifel Bank & Trust. See the Average Balances and Interest Income and Expense Data table, nine months ended September 30, 2008 above related to average balance data and operating interest income and expense data, as well as related interest yields for further information.

Employee compensation and benefits increased 10%, or $39.8 million, to $441.0 million for the first nine months of 2008 from $401.3 million for the first nine months of 2007, principally due to increased commissions and principal transactions revenue production. As a percentage of net revenues, employee compensation and benefits totaled 69.0% for the nine months ended September 30, 2008 compared to 72.8% for the nine months ended September 30, 2007. Included in compensation and benefits in 2007 is $22.7 million of acquisition-related expenses associated with the Ryan Beck acquisition, principally a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $20.8 million (3% of net revenues) and $18.3 million (3% of net revenues) for the nine months ended September 30, 2008 and September 30, 2007, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the nine months ended September 30, 2008 and 2007, employee compensation and benefits includes $19.1 million and $17.7 million, respectively, for amortization of units awarded to Legg Mason Capital Markets ("LM Capital Markets") associates. The amortization of these units will continue through the end of 2008.

Occupancy and equipment rental, communication and office supplies, commissions and floor brokerage, and other operating expenses increased principally due to the acquisitions and the Company's expansion of the ECM and FICM segments and continued expansion of the PCG. Additionally, a change in the second quarter of 2008 to a third party vendor for services, resulted in approximately $3.4 million of expenses previously accounted for as communication and office supplies that are now accounted for as commissions and floor brokerage. This resulting increase in commissions and floor brokerage expenses was partially offset by a rebate of approximately $1.5 million received in the first quarter of 2008 related to clearing fees paid in 2007.

The provision for income taxes was $25.7 million for the first nine months of 2008, representing an effective tax rate of 39.5%, compared to $12.4 million for the first nine months of 2007, representing an effective tax rate of 40.4%. The higher effective tax rate in the first nine months of 2007 was due to the proportionately higher level of non-deductible expenses to net income.

Net income increased 115%, or $21.1 million, to $39.4 million for the first nine months of 2008, compared to $18.3 million for the first nine months of 2007, principally due to the increase in net revenues and the scalability of increased production and lower acquisition-related charges.

Results of Operations for the Company
Three months ended September 30, 2008 as compared to three months ended September 30, 2007

	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 156,909	71.7%	37%	$ 114,628	62.7%
Investment banking	25,156	11.5	(19)	30,966	16.9
Asset management and service fees	30,336	13.8	12	27,108	14.8
Interest	12,819	5.8	(20)	15,972	8.7
Other	(1,391)	(0.6)	N/M	2,165	1.2
Total revenues	223,829	102.2	17	190,839	104.3
Less: Interest expense	4,906	2.2	(38)	7,856	4.3
Net revenues	218,923	100.0	20	182,983	100.0
Non-Interest Expenses
Employee compensation and benefits	150,203	68.6	19	126,652	69.2
Occupancy and equipment rental	17,286	7.9	19	14,492	7.9
Communication and office supplies	11,192	5.1	(3)	11,528	6.3
Commissions and floor brokerage	4,348	2.0	72	2,527	1.4
Other operating expenses	14,800	6.8	2	14,512	8.0
Total non-interest expenses	197,829	90.4	17	169,711	92.8
Income before income taxes	21,094	9.6	59	13,272	7.2
Provision for income taxes	8,317	3.8	60	5,214	2.8
Net income	$ 12,777	5.8%	59%	$ 8,058	4.4%

N/M- Not meaningful

The following table presents average balance data and operating interest income and expense data for the Company, as well as related interest yields for the periods indicated:

	Average Balances and Interest Income and Expense Data
	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus	$ 389,272	$ 5,173	5.32%	$ 387,063	$ 7,958	8.22%
Interest-earning assets of Stifel Bank & Trust	296,296	4,129	5.57%	189,666	3,231	6.81%
Stock borrow of Stifel Nicolaus	86,772	272	1.25%	39,965	405	4.05%
Other		3,245			4,378
Total interest income		$ 12,819			$ 15,972
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 162,732	$ 980	2.41%	$ 130,517	$ 1,475	4.52%
Interest-bearing liabilities of Stifel Bank & Trust	247,859	1,447	2.34%	147,570	1,815	4.92%
Stock loan of Stifel Nicolaus	105,273	539	2.05%	132,801	1,680	5.06%
Interest-bearing liabilities of unconsolidated subsidiaries	95,000	1,587	6.68%	109,875	1,844	6.71%
Other		353			1,042
Total interest expense		4,906			7,856
Net interest income		$ 7,913			$ 8,116

The Company's net revenues (total revenues less interest expense) increased 20%, or $35.9 million, to $218.9 million for the three months ended September 30, 2008 compared to $183.0 million recorded for the three months ended September 30, 2007, resulting from increased commissions and principal transactions and asset management and service fees, partially offset by a decrease in investment banking revenues, interest revenues, and other revenues.

Commissions and principal transactions revenues increased 37% to $156.9 million for the third quarter of 2008 from $114.6 million for the third quarter of 2007, with increases of 9%, 45%, and 188% in the PCG, ECM, and FICM segments, respectively, primarily resulting from the aforementioned growth and market volatility leading to increased commissions, principally in OTC stocks, and increased principal transactions, primarily in corporate debt and municipal debt.

Investment banking revenues decreased 19% to $25.2 million for the third quarter of 2008 from $31.0 million for the third quarter of 2007 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by the challenging equity market conditions. Capital raising revenues decreased 43% to $11.1 million from $19.6 million for the prior year quarter, which was partially offset by a 23% increase in strategic advisory fees to $14.1 million from $11.4 million for the third quarter of 2007.

Asset management and service fees revenues increased 12% to $30.3 million from $27.1 million for the prior year quarter resulting from a 44% increase in the number of Stifel Nicolaus managed accounts and a 28% increase in the value of assets in fee-based accounts and increased distribution fees for money market funds, principally FDIC insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the Private Client Group (See Assets in Fee-based Accounts in Results of Operations for Private Client Group, nine months ended September 30, 2008).

Other revenues decreased $3.6 million to a loss of $1.4 million for the third quarter of 2008 from $2.2 million for the third quarter of 2007, principally due to investment losses of approximately $3.0 million for the third quarter of 2008 as a result of the downturn in the equity markets, compared to investment gains of approximately $1.0 million for the third quarter of 2007. Other miscellaneous revenues increased $410,000, principally due to increased bank fees from Stifel Bank & Trust.

Interest revenues decreased 20%, or $3.2 million, to $12.8 million for the third quarter of 2008 from $16.0 million for the third quarter of 2007 principally as a result of $2.8 million of decreased interest revenues on customer margin borrowing attributable to lower interest rates, a $1.1 million decrease in interest revenues from fixed income inventory held for sale to clients, partially offset by increased interest revenues of $898,000 from interest-earning assets of Stifel Bank & Trust. The average interest-earning assets of Stifel Bank & Trust increased to $296.3 million during the third quarter of 2008 compared to $189.7 million during the third quarter of 2007 at weighted average interest rates of 5.57% and 6.81%, respectively. Interest expense decreased 38%, or $3.0 million, to $4.9 million for the third quarter of 2008, principally as a result of decreased interest rates charged by banks on borrowings to finance customer borrowing and firm inventory, decreased interest rates on interest-bearing liabilities of Stifel Bank & Trust, and decreased rates and principal balances on the Company's debentures. For further information regarding the debentures, see Note J of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2007. The average balance of interest-bearing liabilities at Stifel Bank & Trust increased to $247.9 million during the third quarter of 2008 from $147.6 million in the prior year quarter; however, the average interest rate decreased to 2.34% from 4.92%, resulting in lower interest expense. See the Average Balances and Interest Income and Expense Data table, three months ended September 30, 2008 above related to average balance data and operating interest income and expense data, as well as related interest yields, for further information.

Employee compensation and benefits increased 19%, or $23.5 million, to $150.2 million for the third quarter of 2008 from $126.7 million for the third quarter of 2007. As a percentage of net revenues, employee compensation and benefits totaled 68.6% for the three months ended September 30, 2008 compared to 69.2% for the three months ended September 30, 2007. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with the Company's continuing expansion efforts, of $7.4 million (3% of net revenues) and $6.9 million (4% of net revenues) for the three months ended September 30, 2008 and September 30, 2007, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three months ended September 30, 2008 and 2007, compensation and benefits includes $6.5 million and $6.1 million, respectively, principally for amortization of units awarded to LM Capital Markets associates. The amortization of these units will continue through the end of 2008.

Occupancy and equipment rental and other operating expenses increased principally due to the continued expansion of the Private Client Group. Communication and office supplies decreased principally due to the Company's change in the second quarter of 2008 to a third party vendor for services, resulting in approximately $2.0 million of expenses in the current quarter that were previously accounted for as communication and office supplies, but are now accounted for as commissions and floor brokerage.

The provision for income taxes was $8.3 million for the third quarter of 2008, representing an effective tax rate of 39.4%, compared to $5.2 million for the third quarter of 2007, representing an effective tax rate of 39.3%.

Net income increased $4.7 million to $12.8 million for the third quarter of 2008 from $8.1 million for the prior year quarter, principally due to the increase in net revenues and the scalability of increased production.

Segment Analysis

The Company's reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other. The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions with a growing presence in the East and West regions. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering Stifel Bank & Trust banking products to their private clients. The Equity Capital Markets segment includes corporate finance management and participation in underwritings (exclusive of sales credits, which are included in the Private Client Group segment), mergers and acquisitions, institutional sales, trading, research, and market making. The Fixed Income Capital Markets segment includes public finance, institutional sales and competitive underwriting and trading. The Stifel Bank segment includes the results of operations from Stifel Bank & Trust, beginning prospectively from the date of acquisition on April 2, 2007, and principally includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public. The "Other" segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions, and general administration.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations for Private Client Group
Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

The following table presents consolidated information for the PCG segment for the respective periods indicated.

	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 237,523	67.9%	19%	$ 199,421	63.0%
Investment banking	13,690	3.9	(61)	35,366	11.2
Asset management and service fees	90,199	25.8	26	71,550	22.6
Interest	18,827	5.3	(16)	22,310	7.0
Other	(502)	(0.1)	N/M	1,127	0.4
Total revenues	359,737	102.8	9	329,774	104.2
Less: Interest expense	9,909	2.8	(26)	13,323	4.2
Net revenues	349,828	100.0	11	316,451	100.0
Non-Interest Expenses
Employee compensation and benefits	215,879	61.7	7	201,964	63.8
Occupancy and equipment rental	25,560	7.3	27	20,110	6.4
Communication and office supplies	13,271	3.8	13	11,700	3.7
Commissions and floor brokerage	3,308	0.9	14	2,904	0.9
Other operating expenses	13,548	3.9	14	11,904	3.8
Total non-interest expenses	271,566	77.6	9	248,582	78.6
Income before income taxes	$ 78,262	22.4%	15%	$ 67,869	21.4%

N/M=Not meaningful

	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Branch offices	166	160	148	148	150
Financial advisors	1,043	986	966	959	956
Independent contractors	185	192	197	199	194

Assets in Fee-based Accounts
Value	$ 6,319,028,000	$ 6,277,218,000	$ 6,668,882,000	$ 4,921,894,000	$ 4,409,262,000
Number of accounts	23,569	23,017	21,803	16,357	14,587

PCG net revenues increased 11% to $349.8 million for the nine months ended in 2008, compared to $316.5 million for the nine months ended in 2007 as a result of increases in commissions and principal transactions and asset management and service fees, partially offset by a decrease in investment banking revenues and other revenues. Commissions and principal transactions increased primarily due to the increased number of branch locations resulting from the Ryan Beck acquisition and the continued expansion of the PCG and an increase in the number of financial advisors as indicated in the table above. Investment banking, which represents sales credits for investment banking underwritings, decreased approximately 61%, principally reflecting a decline in industry-wide common stock offerings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts. Other revenues decreased principally due to losses on investments to hedge financial advisors' deferred compensation for the first nine months of 2008 compared to investment gains for the first nine months of 2007.

Interest revenues for PCG decreased 16% to $18.8 million for the nine months ended in 2008 compared to $22.3 million for the nine months ended in 2007, principally due to lower average interest rates on customer margin borrowing to finance trading activity, partially offset by higher average customer margin balances. Interest expense decreased 26% to $9.9 million for the current year period compared to $13.3 million for the prior year period, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowings. See the Average Balances and Interest Income and Expense Data table, nine months ended September 30, 2008 in Results of Operations for the Company, nine months ended September 30, 2008.

Non-interest expenses increased 9% to $271.6 million compared to $248.6 million for the nine months ended September 30, 2008 and 2007, respectively. Employee compensation and benefits increased 7% principally as a result of increased variable compensation, which increased in conjunction with increased production, and increased fixed compensation as a result of the Ryan Beck acquisition and the continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $19.8 million (6% of net revenues) and $16.0 million (approximately 5% of net revenues) for the nine months ended 2008 and 2007, respectively, principally in the form of upfront notes and accelerated payouts in connection with the Company's expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits decreased to 61.7% for the nine months ended September 30, 2008 compared to 63.8% for the nine months ended September 30, 2007 as a result of increased net revenues and the conversion of Ryan Beck financial advisors to the Stifel Nicolaus lower payout schedule effective January 1, 2008. Other non-employee compensation and benefits expenses increased principally due to the increase in new branch offices and financial advisors, and the increased depreciation expense associated with the investment in infrastructure, primarily communication and quote equipment, for the Ryan Beck offices.

Income before income taxes for the PCG increased 15% to $78.3 million for the nine months ended September 30, 2008 compared to $67.9 million for the nine months ended September 30, 2007 as a result of increased net revenues and the scalability of increased production.

Results of Operations for Private Client Group
Three months ended September 30, 2008 as compared to three months ended September 30, 2007

The following table presents consolidated information for the PCG segment for the respective periods indicated.

	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 78,031	68.5%	9%	$ 71,766	63.7%
Investment banking	3,371	2.9	(67)	10,068	9.0
Asset management and service fees	30,111	26.4	12	26,833	23.8
Interest	5,543	4.9	(39)	9,044	8.0
Other	(252)	(0.2)	N/M	577	0.5
Total revenues	116,804	102.5	(1)	118,288	105.0
Less: Interest expense	2,828	2.5	(50)	5,638	5.0
Net revenues	113,976	100.0	1	112,650	100.0
Non-Interest Expenses
Employee compensation and benefits	70,343	61.7	(3)	72,177	64.1
Occupancy and equipment rental	9,200	8.1	30	7,070	6.3
Communication and office supplies	4,842	4.2	12	4,326	3.8
Commissions and floor brokerage	1,815	1.6	29	1,409	1.2
Other operating expenses	4,975	4.4	17	4,267	3.8
Total non-interest expenses	91,175	80.0	2	89,249	79.2
Income before income taxes	$ 22,801	20.0%	(3)%	$ 23,401	20.8%

N/M=Not meaningful

PCG net revenues increased 1% to $114.0 million for the three months ended in 2008, compared to $112.7 million for the three months ended in 2007 as a result of increases in commissions and principal transactions and asset management and service fees, offset by a decrease in investment banking revenues, net interest revenues and other revenues. Commissions and principal transactions increased, principally attributable to increased principal transaction revenues from corporate equity and municipal debt, primarily due to the increased number of branch locations and financial advisors due to the continued expansion of the PCG. Investment banking, which represents sales credits for investment banking underwritings, decreased 67%, principally reflecting a decline in industry-wide common stock offerings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Interest revenues for PCG decreased principally as a result of decreased average interest rates charged to customers. Interest expense decreased principally as a result of decreased average interest rates charged by banks on borrowings to finance customer borrowings. See interest revenues and expense discussion in Results of Operations for the Company, three months ended September 30, 2008.

Non-interest expenses increased 2% to $91.2 million compared to $89.2 million for the three months ended September 30, 2008 and 2007, respectively. Employee compensation and benefits decreased 3%, principally as a result of decreased fixed compensation and benefit expenses associated with the elimination of certain Ryan Beck salaried positions and the conversion of Ryan Beck financial advisors to the Stifel Nicolaus payout schedule effective January 1, 2008. As a percentage of net revenues, employee compensation and benefits decreased to 61.7% for the three months ended September 30, 2008 compared to 64.1% for the three months ended September 30, 2007 as a result of increased net revenues and the conversion of Ryan Beck financial advisors to the Stifel Nicolaus lower payout schedule effective January 1, 2008. Employee compensation and benefits includes transition pay of $6.9 million (6% of net revenues) and $10.1 million (approximately 9% of net revenues) for the three months ended 2008 and 2007, respectively, principally in the form of upfront notes and accelerated payouts in connection with the Company's expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. Other non-employee compensation and benefits expenses increased principally due to the increase in new branch offices and financial advisors

Income before income taxes for the PCG decreased 3% to $22.8 million for the three months ended September 30, 2008 compared to $23.4 million for the three months ended September 30, 2007, principally due higher expenses, primarily occupancy expenses, associated with new office openings.

Results of Operations for Equity Capital Markets

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

The following table presents consolidated information for the ECM segment for the respective periods indicated.

	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 115,361	71.8%	36%	$ 85,104	47.7%
Investment banking	44,370	27.6	(52)	92,754	51.9
Other	1,084	0.7	(17)	1,313	0.7
Total revenues	160,815	100.1	(10)	179,171	100.3
Less: Interest expense	171	0.1	(68)	528	0.3
Net revenues	160,644	100.0	(10)	178,643	100.0
Non-Interest Expenses
Employee compensation and benefits	103,383	64.3	(2)	105,619	59.1
Occupancy and equipment rental	7,303	4.5	26	5,804	3.2
Communication and office supplies	10,883	6.8	(7)	11,746	6.6
Commissions and floor brokerage	4,811	3.0	119	2,193	1.2
Other operating expenses	11,978	7.5	11	10,836	6.1
Total non-interest expenses	138,358	86.1	2	136,198	76.2
Income before income taxes	$ 22,286	13.9%	(47)%	$ 42,445	23.8%

ECM recorded net revenues of $160.6 million for the nine months ended September 30, 2008, a decrease of 10% compared to the $178.6 million for the nine months ended September 30, 2007, principally due to the decrease in investment banking activity resulting from the industry-wide difficult equity market conditions, partially offset by increased commissions and principal transactions, which increased 36% to $115.4 million. Investment banking revenues decreased 52% to $44.4 million, reflecting a 50% decrease in financial advisory fees to $27.7 million and a 55% decrease in equity financing revenues to $16.7 million.

Non-interest expenses increased 2% to $138.4 million for the nine months ended September 30, 2008 compared to $136.2 million for the nine months ended September 30, 2007. Employee compensation and benefits as a percentage of net revenues increased to 64.3% for the nine months ended September 30, 2008 compared to 59.1% for the nine months ended September 30, 2007, principally due to increased fixed compensation and benefits associated with the Company's expansion of the ECM and decreased net revenues. All other increases in occupancy and equipment rental, commission and floor brokerage, and other operating expenses can be attributed to the Company's expansion of the ECM, including the Ryan Beck acquisition, and increased expenses associated with the new downtown Baltimore location for the Company's capital markets operations, which was occupied beginning in the fall of 2007. Additionally, with the Company's change in a third party vendor for services, approximately $3.4 million previously recorded as communication and office supplies are now being recorded to commission and floor brokerage. See further discussion in Results of Operations for the Company, nine months ended September 30, 2008.

Income before income taxes decreased 47% to $22.3 million for the nine months ended September 30, 2008 compared to $42.4 million for the nine months ended September 30, 2007, principally as a result of the 10% decrease in net revenues.

Results of Operations for Equity Capital Markets

Three months ended September 30, 2008 as compared to three months ended September 30, 2007

The following table presents consolidated information for the ECM segment for the respective periods indicated.

	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 44,827	70.7%	45%	$ 31,020	65.0%
Investment banking	18,235	28.8	9	16,658	34.9
Other	409	0.6	83	223	0.5
Total revenues	63,471	100.1	33	47,901	100.4
Less: Interest expense	66	0.1	(67)	198	0.4
Net revenues	63,405	100.0	33	47,703	100.0
Non-Interest Expenses
Employee compensation and benefits	39,139	39	28,235	59.2
Occupancy and equipment rental	2,712	4.3	35	2,002	4.2
Communication and office supplies	3,354	5.3	(23)	4,352	9.1
Commissions and floor brokerage	2,442	3.8	211	786	1.7
Other operating expenses	3,983	6.3	4	3,829	8.0
Total non-interest expenses	51,630	81.4	32	39,204	82.2
Income before income taxes	$ 11,775	18.6%	39%	$ 8,499	17.8%

ECM recorded net revenues of $63.4 million for the three months ended September 30, 2008, an increase of 33% compared to the $47.7 million for the three months ended September 30, 2007, principally due to the increased commissions and principal transactions which increased 45% to $44.8 million and increased investment banking revenues, which increased 9% to $18.2 million. Investment banking revenues increased principally due to a 27% increase in financial advisory fees to $12.8 million in the three months ended September 30, 2008 from $10.1 million in the prior year three month period, partially offset by a 17% decrease in equity financing revenues to $5.4 million.

Non-interest expenses increased 32% to $51.6 million for the three months ended September 30, 2008 compared to $39.2 million for the three months ended September 30, 2007, principally due to increased variable employee compensation and benefit expenses associated with the increased revenues and fixed employee compensation and benefits expense, which increased as a result of the Company's expansion of the ECM. As a percentage of net revenues, employee compensation and benefits increased to 61.7% for the three months ended September 30, 2008 compared to 59.2% for the three months ended September 30, 2007. All other increases in occupancy and equipment rental, commission and floor brokerage, and other operating expenses can be attributed to the Company's expansion of the ECM, including the Ryan Beck acquisition, and increased expenses associated with the new downtown Baltimore location for the Company's capital markets operations, which was occupied beginning in the fall of 2007. Additionally, see discussion in Results of Operations for the Company, three months ended September 30, 2008, regarding services of approximately $2.0 million that were previously recorded in communication and office supplies that are now recorded in commissions and floor brokerage.

Income before income taxes increased 39% to $11.8 million for the three months ended September 30, 2008 compared to $8.5 million for the three months ended September 30, 2007, principally due to the increase in net revenues.

Results of Operations for Fixed Income Capital Markets

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

The following table presents consolidated information for the FICM segment for the respective periods indicated.

	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 105,399	90.2%	230%	$ 31,939	77.8%
Investment banking	9,875	8.4	(2)	10,076	24.5
Interest	6,611	5.7	(62)	17,512	42.7
Other	15	- -	50	10	- -
Total revenues	121,900	104.3	105	59,537	145.0
Less: Interest expense	4,996	4.3	(73)	18,464	45.0
Net revenues	116,904	100.0	185	41,073	100.0
Non-Interest Expenses
Employee compensation and benefits	68,492	58.6	139	28,623	69.7
Occupancy and equipment rental	2,723	2.3	8	2,528	6.2
Communication and office supplies	3,370	2.9	6	3,175	7.7
Commissions and floor brokerage	196	0.2	(9)	215	0.5
Other operating expenses	3,410	2.9	9	3,126	7.6
Total non-interest expenses	78,191	66.9	108	37,667	91.7
Income before income taxes	$ 38,713	33.1%	N/M	$ 3,406	8.3%

N/M=Not meaningful

FICM net revenues for the nine months ended September 30, 2008 increased 185% to $116.9 million compared to net revenues of $41.1 million for the nine months ended September 30, 2007, principally due to an increase in principal transactions, primarily corporate debt, municipal debt, and mortgage-backed bonds due to turbulent markets and institutional customers returning to traditional fixed income products. Interest revenues decreased approximately 62% to $6.6 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense decreased 73% to $5.0 million as a result of decreased interest expense incurred to carry the lower levels of such inventory.

Non-interest expenses increased $40.5 million or 108% to $78.2 million principally due to a 139% increase in employee compensation and benefits, which primarily increased as a result of increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 58.6% in 2008 from 69.7% in 2007, reflecting the increased production. Occupancy and equipment rental, communications and office supplies, and other operating expenses increased principally due to office expansion.

Income before income taxes increased $35.3 million to $38.7 million for the first nine months of 2008 from $3.4 million for the comparable nine months of 2007 as a result of the increased net revenues and the scalability of increased production.

Results of Operations for Fixed Income Capital Markets

Three months ended September 30, 2008 as compared to three months ended September 30, 2007

The following table presents consolidated information for the FICM segment for the respective periods indicated.

	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Commissions and principal transactions	$ 34,050	89.1%	188%	$ 11,840	74.2%
Investment banking	3,550	9.3	(16)	4,241	26.6
Interest	2,324	6.1	(30)	3,303	20.7
Other	3	- -	(63)	8	- -
Total revenues	39,927	104.5	106	19,392	121.5
Less: Interest expense	1,734	4.5	(49)	3,430	21.5
Net revenues	38,193	100.0	139	15,962	100.0
Non-Interest Expenses
Employee compensation and benefits	22,891	59.9	116	10,576	66.3
Occupancy and equipment rental	1,022	2.7	(1)	1,034	6.5
Communication and office supplies	806	2.1	(25)	1,077	6.7
Commissions and floor brokerage	91	0.2	168	34	0.2
Other operating expenses	1,369	3.6	24	1,108	6.9
Total non-interest expenses	26,179	68.5	89	13,829	86.6
Income before income taxes	$ 12,014	31.5%	463	$ 2,133	13.4%

FICM net revenues for the three months ended September 30, 2008 increased 139% to $38.2 million compared to net revenues of $16.0 million for the three months ended September 30, 2007, principally due to an increase in principal transactions, primarily corporate debt and municipal debt due to turbulent markets and institutional customers returning to traditional fixed income products. Investment banking revenues decreased 16% to $3.6 million for the current quarter compared to $4.2 million for the year ago quarter, principally due to a $761,000 decrease in capital raising revenues. Interest revenues decreased approximately 30% to $2.3 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense decreased 49% to $1.7 million as a result of decreased interest expense incurred to carry the lower levels of such inventory.

Non-interest expenses increased $12.4 million or 89% to $26.2 million principally due to a 116% increase in employee compensation and benefits, which primarily increased as a result of increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 59.9% in 2008 from 66.3% in 2007, reflecting the increased production.

Income before income taxes increased $9.9 million to $12.0 million for the three months ended September 30, 2008 from $2.1 million for the comparable three months of 2007 as a result of the increased net revenues and the scalability of increased production.

Results of Operations for Stifel Bank

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

The following table presents consolidated information for the Stifel Bank segment for the respective periods indicated. The results of operations related to Stifel Bank & Trust, acquired on April 2, 2007, are only included in the Company's condensed consolidated statements of operations beginning prospectively from the date of acquisition.

	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Interest	$ 11,491	135.3%	97%	$ 5,823	198.8%
Other	1,602	18.8	187	559	19.1
Total revenues	13,093	154.1	105	6,382	217.9
Less: Interest expense	4,599	54.1	33	3,453	117.9
Net revenues	8,494	100.0	190	2,929	100.0
Non-Interest Expenses
Employee compensation and benefits	2,782	32.8	222	863	29.5
Occupancy and equipment rental	769	9.0	213	246	8.4
Communication and office supplies	333	3.9	344	75	2.5
Provision for loan losses	1,622	19.1	240	477	16.3
Other operating expenses	1,525	18.0	144	625	21.3
Total non-interest expenses	7,031	82.8	208	2,286	78.0
Income before income taxes	$ 1,463	17.2%	128%	$ 643	22.0%

The following table presents average balance data and operating interest income and expense data for Stifel Bank & Trust for the respective periods indicated.

	Stifel Bank & Trust Average Balances and Interest Income and Expense Data
	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Federal funds sold	$ 10,203	$ 201	2.63%	$ 30,178	$ 788	5.22%
U.S. Government agencies	14,974	699	6.22	20,654	561	5.43
State and political subdivisions-taxable	10,939	316	3.85	1,037	34	6.56
State and political subdivisions-non taxable (1)	1,533	43	3.74	1,518	25	3.29
Mortgage backed securities	33,262	1,288	5.16	14,950	485	6.49
Corporate bonds	1,237	57	6.14	- -	- -	- -
Asset backed securities	20,119	1,226	8.12	4,463	170	7.62
FHLB and other capital stock	1,012	19	2.50	579	15	5.18
Loans (2)	160,815	7,089	5.88	99,054	3,745	7.56
Loans held for sale	15,457	553	4.77	- -	- -	- -
	$ 269,551	$ 11,491	5.68%	$ 172,433	$ 5,823	6.75%

	Stifel Bank & Trust Average Balances and Interest Income and Expense Data
	Nine Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-bearing liabilities:
Deposits:
Demand deposits	$ 2,689	$ 39	1.93%	$ 1,359	$ 20	2.94%
Money market	164,825	2,962	2.40	76,687	1,873	4.88
Savings	342	3	1.17	551	7	2.54
Time deposits	39,792	1,350	4.52	56,827	1,415	4.98
FHLB advances	11,527	225	2.60	5,044	135	5.35
Federal funds and repurchase agreements	1,166	20	2.29	156	3	3.85
	$ 220,341	$ 4,599	2.78%	$ 140,624	$ 3,453	4.91%
Net interest margin		$ 6,892	3.41%		$ 2,370	2.75%

(1) Calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

The growth in Stifel Bank & Trust has been primarily driven by the growth in deposits associated with deposits of brokerage customer's of Stifel Nicolaus. At September 30, 2008, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank & Trust was $197.5 million compared to Stifel Nicolaus brokerage customer deposits of $95.8 million at September 30, 2007.

Interest revenues of $11.5 million for the first nine months of 2008 were generated from weighted average interest-earning assets of $269.6 million at a weighted average interest rate of 5.68%. Interest revenues of $5.8 million for the first nine months of 2007 were generated from weighted average interest-earning assets of $172.4 million at a weighted average interest rate of 6.75%. Interest-earning assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold. See the Stifel Bank & Trust Average Balances and Interest Income and Expense Data table above for more information regarding average balances, interest income, and average interest rate analysis.

Other revenues principally reflect mortgage loan fees, which increased due to the growth in mortgage loans originated.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2008 was $220.3 million at a weighted average interest rate of 2.78%. The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2007 was $140.6 million at a weighted average interest rate of 4.91%. See the table above for more information regarding average balances, interest expense, and average interest rate analysis.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental, and communication and office supplies primarily related to Stifel Bank & Trust's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses, all of which increased as a result of the growth of the bank. During the nine months ended September 30, 2008, the provision for loan loss charged to operations was $1.6 million, with charge-offs of $806,000 during the period. Included in the loan portfolio at September 30, 2008 are impaired loans totaling $189,000 for which there are specific loss allowances of $169,000. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at September 30, 2008. Stifel Bank & Trust has no exposure to sub-prime mortgages.

Results of Operations for Stifel Bank

Three months ended September 30, 2008 as compared to three months ended September 30, 2007

The following table presents consolidated information for the Stifel Bank segment for the respective periods indicated.

	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues
Interest	$ 4,129	130.1%	28%	$ 3,231	175.7%
Other	493	15.5	17	423	23.0
Total revenues	4,622	145.6	26	3,654	198.7
Less: Interest expense	1,447	45.6	(20)	1,815	98.7
Net revenues	3,175	100.0	73	1,839	100.0
Non-Interest Expenses
Employee compensation and benefits	1,045	32.9	103	516	28.1
Occupancy and equipment rental	266	8.4	116	123	6.7
Communication and office supplies	88	2.8	115	41	2.2
Provision for loan losses	552	17.4	19	462	25.1
Other operating expenses	492	15.4	50	328	17.8
Total non-interest expenses	2,443	76.9	66	1,470	79.9
Income before income taxes	$ 732	23.1%	98%	$ 369	20.1%

The following table presents average balance data and operating interest income and expense data for Stifel Bank & Trust for the respective periods indicated.

	Stifel Bank & Trust Average Balances and Interest Income and Expense Data
	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Federal funds sold	$ 5,623	$ 26	1.85%	$ 21,515	$ 279	5.19%
U.S. Government agencies	9,792	185	7.56	24,034	349	5.81
State and political subdivisions-taxable	10,191	86	3.38	2,063	34	- -
State and political subdivisions-non taxable (1)	1,527	15	3.93	1,513	12	3.17
Mortgage backed securities	35,014	453	5.18	28,519	445	6.24
Corporate bonds	- -	- -	- -	- -	- -	- -
Asset backed securities	21,364	410	7.68	8,878	170	7.66
FHLB and other capital stock	1,707	11	2.58	420	7	6.67
Loans (2)	197,330	2,771	5.62	102,724	1,935	7.53
Loans held for sale	13,748	172	5.00	- -	- -	- -
	$ 296,296	$ 4,129	5.57%	$ 189,666	$ 3,231	6.81%

	Stifel Bank & Trust Average Balances and Interest Income and Expense Data
	Three Months Ended
	September 30, 2008			September 30, 2007
($'s in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-bearing liabilities:
Deposits:
Demand deposits	$ 3,055	$ 13	1.70%	$ 1,499	$ 13	3.47%
Money market	188,205	934	1.99	93,504	1,152	4.93
Savings	304	1	1.32	481	3	2.49
Time deposits	32,797	344	4.20	49,961	619	4.96
FHLB advances	21,692	145	2.67	1,921	26	5.41
Federal funds and repurchase agreements	1,806	10	2.21	204	2	3.92
	$ 247,859	$ 1,447	2.34%	$ 147,570	$ 1,815	4.92%
Net interest margin		$ 2,682	3.63%		$ 1,416	2.99%

(1) Calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

Interest revenues of $4.1 million for the third quarter of 2008 were generated from weighted average interest-earning assets of $296.3 million at a weighted average interest rate of 5.57%. Interest revenues of $3.2 million for the third quarter of 2007 were generated from weighted average interest-earning assets of $189.7 million at a weighted average interest rate of 6.81%. Interest-earning assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold. See the Stifel Bank & Trust Average Balances and Interest Income and Expense Data table above for more information regarding average balances, interest income, and average interest rate analysis.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended September 30, 2008 was $247.9 million at a weighted average interest rate of 2.34%. The weighted average balance of interest-bearing liabilities during the three months ended September 30, 2007 was $147.6 million at a weighted average interest rate of 4.92%. See the table above for more information regarding average balances, interest expense, and average interest rate analysis.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental, communication and office supplies primarily related to Stifel Bank & Trust's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses, all of which increased as a result of the growth of the bank. During the three months ended September 30, 2008, the provision for loan loss charged to operations was $552,000, with charge-offs of $60,000 during the period.

Results of Operations for Other Segment
Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Nine Months Ended
	September 30, 2008		September 30, 2007
($'s in thousands)	Amount	% Change	Amount
Net revenues	$ 3,481	(70)%	$ 11,783
Non-Interest Expenses
Employee compensation and benefits	50,492	(21)	64,194
Other operating expenses	28,544	(9)	31,199
Total non-interest expenses	79,036	(17)	95,393
Loss before income taxes	$(75,555)	10%	$(83,610)

Net revenues decreased 70% to $3.5 million for the first nine months of 2008 compared to $11.8 million for the first nine months of 2007, principally as a result of losses on investments of approximately $5.2 million for the first nine months of 2008 compared to gains on investments of approximately $30,000 for the first nine months of 2007 and a $3.8 million decrease in net interest revenues to $6.0 million as a result of decreased interest charged for short-term borrowings.

Employee compensation and benefits decreased 21% to $50.5 million for the first nine months of 2008 compared to $64.2 million for the first nine months of 2007. Included in the first nine months of 2007 are acquisition-related charges of approximately $22.7 million principally for the amendment and acceleration of vesting of the Ryan Beck deferred compensation plan. Excluding the 2007 acquisition-related charges, overall compensation and benefits increased primarily as a result of a 32% increase in support personnel for overall Company growth. Included in employee compensation and benefits are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of approximately $19.1 million and $17.7 million for the first nine months of 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates. The amortization of these units will continue through the end of 2008

Other operating expenses decreased 9% to $28.5 million for the first nine months of 2008 compared to $31.2 million for the first nine months of 2007. Included in the first nine months of 2007 are approximately $5.5 million of acquisition-related expenses associated with Ryan Beck. This decrease in acquisition-related expenses was partially offset by increased occupancy and equipment rental and communications and office supplies associated with the continued growth of the Company.

Results of Operations for Other Segment
Three months ended September 30, 2008 as compared to three months ended September 30, 2007

The following table presents consolidated information for the Other segment for the respective periods indicated.

	Three Months Ended
	September 30, 2008		September 30, 2007
($'s in thousands)	Amount	% Change	Amount
Net revenues	$ 174	N/M %	$ 4,829
Non-Interest Expenses
Employee compensation and benefits	16,785	11	15,148
Other operating expenses	9,617	(11)	10,811
Total non-interest expenses	26,402	2	25,959
Loss before income taxes	$(26,228)	(24)%	$(21,130)

N/M=Not meaningful

Net revenues decreased $4.7 million to $174,000 for the third quarter of 2008 compared to $4.8 million for the third quarter of 2007, principally as a result of losses on investments of $2.7 million during the current quarter compared to investment gains of $577,000 during the year ago quarter and a decrease in net interest of 44% to $1.9 million from $3.5 million in the prior year period as a result of decreased interest charged for short-term borrowings. Interest expense in the Other segment represents interest charged by banks and interest accrued on the debenture securities.

Employee compensation and benefits increased 11% to $16.8 million for the third quarter of 2008 compared to $15.1 million for the third quarter of 2007, principally as a result of a 28% increase in support personnel for overall Company growth. Included in the third quarter of 2007 is $1.0 million of severance expenses associated with Ryan Beck. Included in employee compensation and benefits are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of approximately $6.4 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates. The amortization of these units will continue through the end of 2008.

Other operating expenses decreased 11%, to $9.6 million for the three months ended September 30, 2008 compared to $10.8 million for the comparable three months of 2007. Included in the other operating expenses in the third quarter 2007 are approximately $2.3 million of acquisition-related expenses associated with Ryan Beck. This decrease in acquisition-related expenses was partially offset by increased occupancy and equipment rental and communications and office supplies associated with the continued growth of the Company.

Analysis of Financial Condition

Total assets of $2.0 billion at September 30, 2008 were up approximately 36% over December 31, 2007, primarily due to increases in cash and cash equivalents, securities purchased under agreements to resell, receivables from brokers and dealers, trading securities owned and pledged, and the growth in loans and loans held for sale at Stifel Bank & Trust. Stifel Bank & Trust total assets increased approximately 31% to $327.1 million at September 30, 2008, principally due to increases in loans and loans held for sale primarily as a result of increased deposit balances. Bank deposit balances increased primarily due to the growth in the balance of brokerage customer's excess cash on deposit at Stifel Bank & Trust, which increased to $197.5 million at September 30, 2008 compared to $118.2 million at December 31, 2007. Receivables from brokers and dealers increased by 149% to $446.3 million, partially offset by a slight decrease in receivables from customers. The broker-dealer assets and liabilities fluctuate with market conditions and the Company's business levels.

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

The Company's bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank & Trust's current liquidity needs are generally met through deposits from bank clients and equity capital. The Company monitors the liquidity of Stifel Bank & Trust daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth. Stifel Bank & Trust has net borrowing capacity with the FHLB of $56.4 million at September 30, 2008 and a $14.1 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank & Trust receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $197.5 million at September 30, 2008.

At September 30, 2008, the Company held and categorized as Level 3 assets under the fair value hierarchy of Statement of Financial Accounting Standards ("SFAS") No. 157, $21.9 million of auction rate securities in its inventory of trading securities which were considered to be illiquid as a result of the failed auctions of ARS occurring since February 2008. ARS held in trading inventory consisted of ARS backed by state student loan bonds and closed-end mutual fund owned corporate stocks and bonds.

The Company has received inquiries from the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and several state regulatory authorities requesting information concerning the Company's transactions in auction rate securities. Additionally, the Company and its subsidiary Stifel Nicolaus have been named in a civil suit. To date several of the larger securities firms that primarily underwrote and supported the auctions have, through regulatory settlements and otherwise, announced agreements to repurchase auction rate securities at par from certain of their clients and other securities firms have entered into similar agreements. The Company is working with other industry participants in order to resolve issues relating to auction rate securities and is exploring a range of potential solutions, including the restructuring and refinancing of the debt underlying the auction rate securities. The Company's customers hold approximately $226.4 million of auction rate securities at September 30, 2008, exclusive of approximately $83.1 million of such securities that were either transferred to the Company or purchased after February 2008. If the Company were to redeem these securities from certain of our clients in order to resolve pending claims, inquiries, or investigations, it would have a material adverse effect on the Company's statement of financial condition and statement of cash flows, and the Company would be required to assess whether it had sufficient regulatory capital or borrowing capacity to do so.

The Company's short-term financing is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $755.0 million at September 30, 2008, of which $489.7 million was unused. There are no compensating balance requirements under these arrangements. At September 30, 2008, short-term borrowings from banks were $265.3 million at an average rate of 2.85%, which were collateralized by company-owned securities valued at $373.0 million. At December 31, 2007, short-term borrowings from banks were $127.8 million at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151.7 million. The average bank borrowings during the three months ended September 30, 2008 and 2007 were $162.7 million and $130.5 million, respectively, at weighted average daily interest rates of 2.41% and 4.52%, respectively. The average bank borrowings during the nine months ended September 30, 2008 and 2007 were $153.1 million and $178.1 million, respectively, at weighted average daily interest rates of 2.31% and 5.15%, respectively. At September 30, 2008 and December 31, 2007, Stifel Nicolaus had a stock loan balance of $39.7 million and $138.5 million, respectively, at weighted average daily interest rates of 2.58% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $105.3 million and $132.8 million during the three months ended September 30, 2008 and 2007, respectively, at weighted average daily effective interest rates of 2.05% and 5.06%, respectively. Customer owned securities were utilized in these arrangements. The average outstanding securities lending arrangements utilized in financing activities were $131.6 million and $102.6 million during the nine months ended September 30, 2008 and 2007, respectively, at weighted average daily effective interest rates of 2.58% and 5.00%, respectively.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as the Company's counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased along with increased rates charged by banks.

The Company operates in a highly regulated environment and is subject to net capital requirements, which may limit distributions to the Company from the Company's subsidiaries. As broker-dealers, the Company's subsidiaries, Stifel Nicolaus and CSA are subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Exchange Act, while the Company's international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the subsidiaries failure to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse consequence to the Company by limiting the Company's operations that require intensive use of capital, such as underwriting or trading activities, or limit the Company's ability to implement its business and growth strategies, pay interest on and repay the principal of its debt, and/or repurchase its shares. The Company's non broker-dealer subsidiary, Stifel Bank & Trust is also subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2008, Stifel Nicolaus had net capital of $161.2 million, which was 25.8% of its aggregate debit items, and $148.7 million in excess of its minimum required net capital; CSA had net capital of $3.7 million, which was $3.6 million in excess of its minimum required net capital. At September 30, 2008, SN Ltd had capital and reserves of $9.2 million, which was $9.0 million in excess of the financial resources requirement under the rules of the FSA. At September 30, 2008, Stifel Bank & Trust was considered well capitalized under the regulatory framework for prompt corrective action. See Note M of the notes to condensed consolidated financial statements contained herewith.

During the nine months ended September 30, 2008, the Company's cash and cash equivalents increased by $30.7 million, primarily due to increased cash generated by financing activities, partially offset by increased investing activities associated with the growth of the business and cash used in operating activities. Financing activities during this nine month period generated $187.5 million primarily from proceeds from short-term borrowings, net, an increase in bank deposits due to the growth of the bank, proceeds from the public offering of 1,495,000 shares of Company common stock during the third quarter 2008, and proceeds from FHLB advances, Fed Funds purchased, and repurchase agreements, net, offset by an increase in securities loaned, net, and purchases of stock for treasury. The Company used cash in operating activities of $67.0 million, principally for increased operating receivables, increased loans originated as mortgages held for sale, increased trading securities owned, including those pledged, and decreased other liabilities, partially offset by increased operating payables and trading securities sold, but not yet purchased. Investing activities used $89.7 million, primarily for increased net loan activity of Stifel Bank & Trust, increased net purchases of investments and available-for-sale securities, and purchases of office equipment and leasehold improvements. During the nine months ended September 30, 2008, the Company purchased $14.6 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures.

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

On February 28, 2007, the Company closed on the acquisition of Ryan Beck from BankAtlantic Bancorp, Inc. A contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each successive year in the two year period following closing. The Company paid the first year investment banking contingent earn-out payment of approximately $1.8 million in 57,059 shares of Company common stock in May 2008. Based upon the provisions of the agreements for the contingent earn-outs, the Company does not anticipate that a payment will be due for the second year investment banking contingent earn-out, but estimates that approximately $22.0 million could be payable under the private client division contingent earn out payment arrangement. On August 14, 2008, the Company agreed to prepay $9.6 million of BankAtlantic's pro-rata share of the estimated private client division contingent earn-out payment in exchange for a $10.0 million permanent reduction of BankAtlantic's pro-rata share of the private client contingent payment. The Company elected to make such pre-payment using 233,500 shares of Company common stock at an agreed upon per share price of $41.05 per share. In the event that BankAtlantic's pro-rata portion of the private client contingent payment is less than $10.0 million, BankAtlantic has agreed to reimburse the shortfall. The Company has not recorded a liability for any remaining potential contingent earn-out arrangement, as it is not able to estimate the liability beyond a reasonable doubt. Any contingent payment will be reflected as additional purchase consideration and reflected in goodwill. The Company has the ability to pay any future contingent consideration in cash or stock at the Company's election.

In addition, the Company has potential contingent earn-out consideration related to its acquisition of the LM Capital Markets business from Citigroup Inc. on December 1, 2005. The potential contingent earn-out payment by the Company to Citigroup Inc. is based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets for calendar years 2006, 2007, and 2008, up to a maximum $30.0 million of additional purchase consideration. For calendar years 2006 and 2007, the Company recorded an earn-out liability of $360,000 and $9.9 million, respectively, which was accounted for as additional purchase price. The Company has estimated a contingent earn-out payment to Citigroup Inc. for calendar year 2008, based upon actual-to-date revenue production and current projections, of approximately $14.2 million, for a total potential earn out payment of approximately $24.5 million. Any payment to Citigroup Inc for these contingent earn-out payments would be payable in early 2009.

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

On September 29, 2008, the Company completed the public offering of 1,495,000 new shares of Company common stock at an offering price of $45.00 per share. The proceeds to the Company after consideration of the underwriters discount and before any expenses were $64.4 million. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include the Company's working capital needs and investments in the Company's subsidiaries to support the continued growth of the Company or selective opportunistic acquisitions.

The Company repurchased 567,953 shares during the nine months ended September 30, 2008, using existing Board authorizations, at an average price of $27.87 per share, to meet obligations under the Company's employee benefit plans and for general corporate purposes. Under existing Board authorizations, the Company is permitted to buy an additional 2,010,831 shares. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 321,456 shares during the first nine months of 2008. The Company reissued 581,833 shares and issued 2,288,310 new shares during the nine months ended September 30, 2008, for employee benefit plans.

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

Allowance for Doubtful Receivables from Former Employees

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at September 30, 2008 and December 31, 2007 was $2.6 million and $2.5 million, respectively, with associated loss allowances of $1.7 million and $737,000, respectively.

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

Valuation of Securities and Investments

Securities for which there is no market or dealer price available are held for investment by the Company and certain subsidiaries and included in the condensed consolidated statements of financial condition under the caption "Investments". These investments of $25.0 million and $8.1 million at September 30, 2008 and December 31, 2007, respectively, consist primarily of investments in private equity partnerships, start-up companies and other venture capital investments, and are carried at fair value based upon management's estimates. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term and the differences could be material.

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

•         U.S. Treasuries, and

•         Certain government obligations

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

The Company generally includes the fair value measurements for the following financial instruments as Level 2:

•         Equity securities not actively traded

•         Corporate obligations infrequently traded

•         Certain government and municipal obligations

•         Certain bank notes

•         Interest rate swaps

•         Certain asset-backed securities consisting of collateral loan obligation ("CLO") securities, and

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

The Company generally includes the fair value measurements for the following financial instruments as Level 3:

•         Equity securities with unobservable inputs

•         Certain corporate obligations with unobservable pricing inputs

•         Auction rate securities

•         Certain airplane trust certificates

•         Limited partnerships, and

•         Other Company investments

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

Valuation Techniques

In valuing certain assets where there is little or no market activity or observable inputs, the Company uses techniques appropriate for each particular product to estimate fair value. These techniques require some degree of judgment. These techniques utilize assumptions that market participants would use in pricing the asset, including assumptions about the risk inherent in the valuation technique and the effect of a restriction on the sale or use of an asset. Valuation models may incorporate the use of discounted cash flow analysis or may utilize other techniques that take into consideration such factors as benchmarking to similar instruments, analysis of default and deferral rates, credit spreads, and implied volatilities. The Company utilizes an outside valuation firm to assist in the valuation of its asset-backed securities in its available-for-sale portfolio. The outside valuation firm utilizes comprehensive models to price the securities in a way that is consistent with the values that the market has for other debt securities on a relative or spread connected basis. The models may include the following methodologies, as appropriate, for each individual security: determine market value of each asset in portfolio; calculate default rates for each asset individually, create correlation structure for portfolio, simulate portfolio future (Monte-Carlo) numerous times; run samples through waterfall; diagram net present value of flows to Tranches in different scenarios; and determine the value of the Tranches. The Company validates the inputs and other information utilized, where possible, in valuations provided by third parties.

Equity securities (corporate stocks) - All equity securities that are publicly traded stocks with observable prices in active markets receive a Level 1 rating, the highest in the hierarchy. Any equity security not actively traded is given a Level 2 rating, as these are priced based on similar assets traded in active markets. Several preferred corporate equity securities are held in the form of auction rate securities and were classified as Level 3 as a result of their illiquidity and priced at par. Currently, the $10,825 of illiquid preferred corporate equity securities are carried at par based on outside pricing service valuation at par; evidence of calling by certain issuers for redemption or for restructuring of these securities at par; and current weighted-average interest rates of 10.5%, which would not indicate a discount from par.

Corporate obligations - Corporate obligations that are actively traded on major exchanges receive a Level 1 rating. Corporate obligations that are not actively traded on major exchanges and are valued using market data for similar instruments are considered Level 2. Any corporate obligation not actively traded and valued with unobservable inputs is classified as Level 3 and priced using techniques previously described. Level 3 corporate obligations principally consist of airplane trust certificates held in the form of asset-backed securities and enhanced equipment trust certificates.

Government obligations - The fair value of government obligations are generally based on quoted prices in active markets and are classified as Level 1. There are instances where quoted prices are not available. In these instances, fair value is determined based on observable market data for similar obligations; therefore, these obligations are generally classified as Level 2.

Municipal obligations - Municipal obligations that are valued based on quoted prices and actively traded daily are classified as Level 1. The fair values of municipal obligations not priced daily, but measured frequently, are estimated using recently executed transactions and are categorized as Level 2. Several state and municipal bonds are held in the form of auction rate securities. These obligations were given Level 3 classification due to the illiquid markets for these securities previously discussed and priced at a six percent discount based upon recent tender of certain bonds at that price.

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

On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No.48 ("FIN 48") Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note P of the notes condensed consolidated financial statements contained herein for a further discussion on income taxes.

Goodwill and Intangible Assets

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and intangible assets, at fair value as required by SFAS No. 141, Business Combinations. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2008, the Company had goodwill of $103.0 million and intangible assets of $16.7 million.

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

Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external and internal factors. Factors that may significantly affect the estimates include, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information such as public market comparables and multiples of recent mergers and acquisitions of similar businesses. The Company has elected to perform its annual impairment test as of July 31. The results of the impairment tests performed as of July 31, 2008 did not indicate any impairment. We believe the assumptions used in performing our impairment tests are reasonable and appropriate; however, different assumptions and estimates could potentially affect the results of our impairment analysis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth the high, low, and daily average VaR, based on the calculated dollar value of the VaR, for the Company's institutional Fixed Income Capital Markets trading portfolios during the nine months ended September 30, 2008 and the daily VaR at September 30, 2008 and December 31, 2007:

	Nine Months Ended September 30, 2008			VaR calculation at
($'s in thousands)	High	Low	Daily Average	September 30, 2008	December 31, 2007
Daily VaR	$ 1,524	$ 164	$ 503	$ 1,308	$ 865
Related portfolio value	$ 80,293	$ 31,307	$ 80,745	$ 106,603	$ 86,084
VaR as a percent of portfolio value	1.90%	0.52%	0.62%	1.23%	1.00%

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

The following table indicates Stifel Bank & Trust's interest rate sensitivity position at August 31, 2008. The following significant assumptions were utilized in the preparation of this table: 1) loans will repay at historic repayment rates; 2) interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing; and 3) fixed maturity deposits will not be withdrawn prior to maturity. As a result, variance in actual results occurring from one or more of these assumptions could significantly affect the results reflected in the table.

	Repricing Opportunities
(in thousands)	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-Earning Assets:
Loans	$ 115,153	$ 32,423	$ 64,200	$ 6,751
Securities and FHLB stock	56,712	1,510	26,748	2,305
Fed funds sold and cash	1,419	- -	- -	- -
Total Interest-Earning Assets	173,284	33,933	90,948	9,056
Interest-Bearing Liabilities:
Deposits	215,909	11,967	25,841	5,473
Borrowings	7,109	4,000	2,000	- -
Total Interest-Bearing Liabilities	$ 223,018	$ 15,967	$ 27,841	$ 5,473
GAP	$ (49,734)	$ 17,966	$ 63,107	$ 3,583
Cumulative GAP	$ (49,734)	$ (31,768)	$ 31,339	$ 34,922

ITEM 4. CONTROLS AND PROCEDURES

As specified in Securities and Exchange Commission ("SEC") rules and forms, the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of the Company's management, including Mr. Ronald J. Kruszewski as Chief Executive Officer and Mr. James M. Zemlyak as Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Messrs. Kruszewski and Zemlyak have determined that these disclosure controls and procedures are effective.

Further, as required by the SEC's rules and forms, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended September 30, 2008.

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

The investigations include inquiries from the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA") and several state regulatory authorities requesting information concerning the Company's activities with respect to auction rate securities, and inquiries from the SEC and a state regulatory authority requesting information relating to the Company's role in investments made by five Southeastern Wisconsin school districts in transactions involving collateralized debt obligations ("CDOs"). The Company intends to cooperate fully with the SEC, FINRA and the several states in these investigations.

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri on August 8, 2008 seeking class action status for investors who purchased and continue to hold auction rate securities offered for sale between June 11, 2003 and February 13, 2008, which alleges misrepresentation about the investment characteristics of auction rate securities and the auction markets. As of September 30, 2008 our clients held approximately $226.4 million of auction rate securities, exclusive of approximately $83.1 million of such securities that were either transferred to the Company or purchased after February 2008. The Company intends to vigorously defend this lawsuit.

Current claims also include a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin on September 29, 2008 against the Company, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the five school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts ("the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin on October 31, 2008. The suit arises out of the purchase of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. The Company served as placement agent/broker in connection with the OPEB trusts purchase of the investments. The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts. The recourse of the lender is the OPEB trust assets and the moral obligation of the school districts. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The Plaintiffs claim that the RBC entities and the Company either made misrepresentations in connection with the sale of the CDOs or failed to disclose material facts in connection with the sale of the CDOs. The Company believes the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, its receipt of a written acknowledgement from Plaintiffs. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Company intends to vigorously defend this lawsuit.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, the Company cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be.  Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. However, if the Company were to purchase auction rate securities from some or all of its clients in order to resolve the pending lawsuit and regulatory inquiries regarding auction rate securities, the purchases likely would have a material adverse effect on the Company's financial position, including its cash position. Therefore, before purchasing these securities, the Company would be required to assess whether it had sufficient regulatory capital or borrowing capacity to do so, and there is no assurance that it would have such capital or capacity. In addition, if the Company were to purchase these securities at their par value, it may have a market loss if the underlying value of securities is less than par, and any such loss may adversely effect the Company's results of operations and financial position.

Additionally, the Company has provided loss allowances for matters for which losses are probable in accordance with SFAS No. 5, Accounting for Contingencies.  The ultimate resolution may differ materially from the amounts accrued.  For the periods presented, the recording of legal accruals did not have a material impact on the condensed consolidated statements of operations.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the updated risk factors that the Company filed on Form 8-K Current Report on September 23, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2008. The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase its common stock in the open market or in negotiated transactions. In May 2005, the Company's Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. At September 30, 2008, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

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

STIFEL FINANCIAL CORP. (Registrant)
Date: November 10, 2008	By: /s/ Ronald J. Kruszewski Ronald J. Kruszewski (President and Chief Executive Officer)
Date: November 10, 2008	By: /s/ James M. Zemlyak James M. Zemlyak (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.