Form 10-K
period 2008-12-31
STIFEL FINANCIAL CORP
filed 2009-02-27
CIK 720672

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

                                                    (Mark One)

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              December 31, 2008

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

      Large accelerated filer [x]                                                                                   Accelerated filer [ ]

      Non-accelerated filer [ ] (Do not check if smaller reporting company)                 Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                           Yes[ ]        No [x]

As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was approximately $861.5 million.

The number of shares outstanding of the registrant's common stock as of February 20, 2009 was 27,034,611, par value $.15 per share.

            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days of the fiscal year ended December 31, 2008, are incorporated by reference in Part III, Items 10, 11, 13 and 14.

STIFEL FINANCIAL CORP.
Form 10-K for the Year Ended December 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and the information incorporated by reference in this Form 10-K contain certain forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Item 1A, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events, unless we are obligated to do so under federal securities laws.

PART I

ITEM 1.  BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial services holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel Nicolaus & Company, Incorporated ("Stifel Nicolaus"), a full service retail and institutional brokerage and investment banking firm. Stifel Nicolaus is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. ("CSA"), an independent contractor broker-dealer firm, Stifel Nicolaus Limited ("SN Ltd"), our international subsidiary, Butler Wick & Company, Inc. ("Butler Wick"), a broker-dealer firm acquired on December 31, 2008, and Stifel Bank & Trust ("Stifel Bank"), a retail and commercial bank. Unless the context requires otherwise, the term "our company," "we," and "our" as used herein refer to Stifel Financial Corp. and its subsidiaries.

With our century-old operating history, we have built a diversified business serving private clients, institutional investors and investment banking clients located across the country. Our principal activities are:

•         Private client services, including securities transaction and financial planning services;

•         Institutional equity and fixed income sales, trading and research, and municipal finance;

•         Investment banking services, including mergers and acquisitions, public offerings and private placements; and

•         Retail and commercial banking, including personal and commercial lending programs.

Our core philosophy is based upon a tradition of trust, understanding and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional and corporate clients quality, personalized service, with the theory that if we place clients' needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street.

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including our acquisition of the capital markets business of Legg Mason ("LM Capital Markets") from Citigroup in December 2005 and the following more recent acquisitions:

•         Miller Johnson Steichen Kinnard, Inc. ("MJSK") - On December 5, 2006, we closed on the acquisition of the private client business and certain assets and limited liabilities of MJSK, a privately held broker-dealer. The acquisition was completed to further grow our company's private client business, particularly in the state of Minnesota.

•         Ryan Beck Holdings, Inc. ("Ryan Beck") and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. - On February 28, 2007, we closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc.  The acquisition was made because the combination of Stifel Nicolaus and Ryan Beck represented a good strategic fit between two well established regional broker-dealers that share similar business models and cultures.

•         First Service Financial Company ("First Service") and its wholly-owned subsidiary FirstService Bank - On April 2, 2007, we completed our acquisition of First Service, and its wholly-owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank, by means of the merger of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel Financial Corp.,  with AcquisitionCo surviving the merger. Upon consummation of the merger, we became a bank holding company and a "financial holding company," subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust."

•         Butler Wick & Company, Inc. - On December 31, 2008, we closed on the acquisition of Butler Wick, a privately-held broker-dealer who provides financial advice to individuals, municipalities and corporate clients. Butler Wick was headquartered in Youngstown, Ohio, and, as of December 31, 2008, employed 175 employees, including 75 financial advisors, in 18 private client branch offices throughout the Ohio Valley region.

Business Segments

We operate in the following segments: Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank and Other. We added the Stifel Bank segment in connection with our April 2007 acquisition of First Service, through which we conduct retail and commercial banking operations under the brand Stifel Bank & Trust. Financial information of our segments for each of the three years ended December 31, 2008, 2007, and 2006 is included in the consolidated financial statements and notes thereto, with the exception of our Stifel Bank segment, which includes financial information commencing from the date of acquisition of Stifel Bank on April 2, 2007.

Narrative description of business

As of December 31, 2008, we employed 3,371 individuals, including 1,142 financial advisors. In addition, 173 financial advisors were affiliated with CSA as independent contractors. As of December 31, 2008, through our broker-dealer subsidiaries, we provide securities related financial services to approximately 674,000 client accounts to customers throughout the United States and Europe. Our customers include individuals, corporations, municipalities and institutions. Although we have customers throughout the United States, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. No single client accounts for a material percentage of any segment of our business. Although we do not engage in any significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements.  Our inventory, which we believe is of modest size and intended to turn-over quickly, exists to facilitate order flow and support the investment strategies of our clients. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues and strong distribution network position us well to take advantage of current trends within the financial services sector.

PRIVATE CLIENT GROUP

We provide securities transaction, brokerage and investment services to our clients through the consolidated Stifel Nicolaus branch system and through CSA, our wholly-owned independent contractor subsidiary. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years. At December 31, 2008, the Private Client Group, with a concentration in the Midwest and Mid-Atlantic regions and a growing presence in the Northeast, Southeast and Western United States, had a network of 1,315 financial advisors, consisting of 1,142 employees located in 196 branch offices in 35 states and the District of Columbia and 173 independent contractors.

Consolidated Stifel Nicolaus Branch System

Our financial advisors provide a broad range of investments and services, including financial planning services to our clients. We offer equity securities, taxable and tax-exempt fixed income securities, including municipal, corporate, and government agency securities, preferred stock and unit investment trusts. We also offer a broad range of externally managed fee-based products. In addition, we offer insurance and annuity products and investment company shares through agreements with numerous third party distributors. We encourage our financial advisors to pursue the products and services they feel most comfortable recommending, rather than emphasizing proprietary products. Our private clients may choose from a traditional, commission-based structure or fee-based money management programs. In most cases, commissions are charged for sales of investment products to clients based on an established commission schedule. In certain cases, varying discounts may be given based on relevant client or trade factors determined by the financial advisor.

CSA Private Client

At December 31, 2008, CSA had affiliations with 173 independent contractors in 146 branch offices in 29 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

Customer Financing

Client securities transactions are effected on either a cash or margin basis. The customer deposits less than the full cost of the security when securities are purchased on a margin basis. We make a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, Financial Industry Regulatory Authority ("FINRA") margin requirements, and our internal policies, which usually are more restrictive than Regulation T or FINRA requirements. In permitting customers to purchase securities on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the amount of the customers' indebtedness.

EQUITY CAPITAL MARKETS

The Equity Capital Markets segment includes research, institutional sales and trading, investment banking and syndicate, and consisted of 509 employees at December 31, 2008.

Research

Our research department consisted of 150 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter and makes a market in over 1,100 domestic securities at December 31, 2008. In our various sales and trading activities, we take a focused approach on servicing our clients as opposed to proprietary trading for our own account. Located in seven cities and the District of Columbia in the United States as well as Geneva, London and Madrid, our equity sales and trading team, consisting of 184 professionals and support professionals and associates, services approximately 1,400 clients globally.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions, and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 169 professionals and support associates, focuses on middle market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology and education.

Syndicate

Our syndicate department, which consists of six origination and execution professionals and support associates, coordinates marketing, distribution, pricing and stabilization of our managed equity and debt offerings.  In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

FIXED INCOME CAPITAL MARKETS

Our Fixed Income Capital Markets group included 244 professionals and support associates at December 31, 2008 in institutional sales and trading and public finance, providing service to approximately 1,400 institutional clients.

Institutional Sales and Trading

The institutional sales and trading group consists of 177 professionals and support associates and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades in both tax-exempt and taxable products, with diversification across municipal, corporate, government agency and mortgage-backed securities. Our fixed income inventory is maintained primarily to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading.

Public Finance

Our public finance group acts as an underwriter and dealer in bonds issued by states, cities and other political subdivisions and acts as manager or participant in offerings managed by other firms. The public finance group consists of 67 professionals and support associates.

STIFEL BANK

In April 2007, we completed the acquisition of First Service, a St. Louis-based full service bank, which now operates as Stifel Bank & Trust and is reported in the Stifel Bank segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets by 148% to $361.4 million at December 31, 2008. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, automobile loans and securities-based loans as well as commercial lending programs such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe this acquisition will not only help us serve our private clients more effectively by offering them a broader range of services, but will also enable us to better utilize our private client cash balances.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses on investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions; and general administration. At December 31, 2008, we employed 446 persons in this segment.

BUSINESS CONTINUITY

We have developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to our St. Louis, Missouri headquarters facility. Several critical business applications are supported by our outside vendors who maintain backup capabilities. We periodically participate in testing these backup facilities. Likewise, the business functions that we run internally can be supported without the St. Louis headquarters, either through our redundant computer capacities in our Jersey City, New Jersey; and Baltimore, Maryland locations, or from our branch locations that can connect to our third party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route all mission critical processing activity either through Jersey City, or Baltimore to alternate locations which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our plans for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among middle market firms, which we believe provides us opportunities in our private client and capital markets businesses. We intend to pursue the following strategies:

•         Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 as of December 31, 1997 to 196 as of December 31, 2008 and our branch-based financial advisors from 262 to 1,142 over the same period. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest, and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•         Further expand our institutional equity business both domestically and internationally.  Our institutional equity business is built upon the premise that high quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. Several years ago, we identified an opportunity to expand our research capabilities by taking advantage of market disruptions and the long term impact of the global settlement on Wall Street research. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 62 analysts covering 800 companies at December 31, 2008. In addition, as of December 31, 2008, our research department was ranked the fourth largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•         Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our capital markets strength, our middle market focus and our private client network, we intend to grow our investment banking business. Our unique position as a middle market focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•         Focus on asset generation within our Stifel Bank operations and offer retail and commercial banking services to our clients.  We believe the addition of Stifel Bank banking services strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.

•         Approach acquisition opportunities with discipline.  Over the course of our operating history, we have demonstrated our ability to identify, effect, and integrate attractive acquisition opportunities. We believe the current environment and market dislocation will provide us with the ability to thoughtfully consider acquisitions on an opportunistic basis.

COMPETITION

We compete with other securities firms, some of which offer their customers a broader range of brokerage services, have substantially greater resources, and may have greater operating efficiencies. In addition, we face increasing competition from other financial institutions, such as commercial banks, online service providers, and other companies offering financial services. The Financial Modernization Act, signed into law in late 1999, lifted restrictions on banks and insurance companies, permitting them to provide financial services once dominated by securities firms. In addition, recent consolidation in the financial services industry may lead to increased competition from larger, more diversified organizations.

We rely on the expertise acquired in our market area over our 118-year history, our personnel, and our equity capital to operate in the competitive environment.

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

Additional legislation, changes in rules promulgated by the SEC and by SROs, and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the SROs conduct regular examinations of our broker-dealer subsidiaries and also initiate targeted and other specific inquiries from time to time, which generally include the investigation of issues involving substantial portions of the securities industry. The SEC and the SROs may determine to take no formal action in certain matters. The SEC and the SROs may conduct administrative proceedings, which can result in censures, fines, suspension, or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

As broker-dealers, Stifel Nicolaus, Butler Wick, and CSA are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Broker-dealers may be prohibited from expanding their business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and SROs, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and Butler Wick have chosen to calculate their net capital under the alternative method which prescribes that their net capital shall not be less than the greater of $1.0 million and two hundred and fifty thousand dollars, respectively, or two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. See the section entitled "Liquidity and Capital Resources" of Item 7 of this report regarding our minimum net capital requirements.

Our company, as a bank and financial holding company, and Stifel Bank are subject to various regulatory capital requirements administered by state and federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

The statistical disclosures required to be made by a bank holding company are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

As a public company whose common stock is listed on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange ("CHX"), we are subject to corporate governance requirements established by the SEC, NYSE, and CHX, as well as federal and state law. Under the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of our Audit Committee, ethical standards for our senior financial officers, implementation of an internal control structure and procedures for financial reporting, and additional responsibilities regarding financial statements for our Chief Executive Officer and Chief Financial Officer and their assessment of our internal controls over financial reporting. Compliance with all aspects of the Act, particularly the provisions related to management's assessment of internal controls, has imposed additional costs on our company reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions or Offices with the Company and Stifel Nicolaus
Ronald J. Kruszewski	50	Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus
Scott B. McCuaig	59	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
James M. Zemlyak	49	Senior Vice President, Chief Financial Officer, and Treasurer of the Company and Executive Vice President, Co-Chief Operating Officer, and Director of Stifel Nicolaus
Richard J. Himelfarb	67	Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, and Director of Stifel Nicolaus
David M. Minnick	52	Senior Vice President and General Counsel of the Company and Stifel Nicolaus
Thomas P. Mulroy	47	Senior Vice President and Director of the Company and Executive Vice President, Director of Equity Capital Markets, and Director of Stifel Nicolaus
Ben A. Plotkin	53	Vice-Chairman, Senior Vice President, and Director of the Company and Executive Vice President of Stifel Nicolaus
David D. Sliney	39	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus

Ronald J. Kruszewski has been President and Chief Executive Officer of our company and Stifel Nicolaus since September 1997 and Chairman of the Board of Directors of our company and Stifel Nicolaus since April 2001. Prior thereto, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated, a securities broker-dealer firm, from 1993 to September 1997. Mr. Kruszewski has been a Director since September 1997.

Scott B. McCuaig has been Senior Vice President and President of the Private Client Group and Stifel Nicolaus and Director of Stifel Nicolaus since January 1998 and President and Co-Chief Operating Officer of Stifel Nicolaus since August 2002. Prior thereto, Mr. McCuaig served as Managing Director, head of marketing, and regional sales manager of Robert W. Baird & Co. Incorporated from June 1988 to January 1998. Mr. McCuaig has been a Director since April 2001.

James M. Zemlyak joined Stifel Nicolaus in February 1999. Mr. Zemlyak has been our Senior Vice President, Chief Financial Officer, and Treasurer and a member of the Board of Directors of Stifel Nicolaus since February 1999, Co-Chief Operating Officer of Stifel Nicolaus since August 2002, and Executive Vice President of Stifel Nicolaus since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel Nicolaus from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

Richard J. Himelfarb has served as Senior Vice President and Director of our company and Executive Vice President, Director of Investment Banking, and Director of Stifel Nicolaus since December 2005. He is responsible for supervising our corporate finance investment banking activities. Prior to joining our company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995, having previously served as Senior Vice President from November 1983.

David M. Minnick has served as Senior Vice President and General Counsel of our company and Stifel Nicolaus since October 2004. Prior thereto, Mr. Minnick served as Vice President and Counsel for A.G. Edwards & Sons, Inc. from August 2002 through October 2004, Senior Regional Attorney for NASD Regulation, Inc. from November 2000 through July 2002, as an attorney in private law practice from September 1998 through November 2000, and as General Counsel and Managing Director of Morgan Keegan & Company, Inc. from October 1990 through August 1998.

Thomas P. Mulroy has served as Senior Vice President and Director of our company and Executive Vice President, Director of Equity Capital Markets, and Director of Stifel Nicolaus since December 2005. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining our company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

Ben A. Plotkin has been a Vice-Chairman, Senior Vice President and Director of our company since August 2007 and an Executive Vice President of Stifel Nicolaus since February, 2007. Mr. Plotkin also served as Chairman and Chief Executive Officer of Ryan Beck & Company, Inc., from 1997 until its acquisition by our company in 2007. Mr. Plotkin was elected Executive Vice President of Ryan Beck in 1990. Mr. Plotkin became a Senior Vice President of Ryan Beck in 1989, and was appointed First Vice President of Ryan Beck in December of 1987. Mr. Plotkin joined Ryan Beck in May of 1987 as a Director and Vice President in the Investment Banking Division.

David D. Sliney has been a Senior Vice President of since May 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel Nicolaus and has served as a Director of Stifel Nicolaus since May 2003. Mr. Sliney is also responsible for our company's Operations and Technology departments. Mr. Sliney joined Stifel Nicolaus in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm's Equity Syndicate Department.

AVAILABLE INFORMATION

Our internet address is www.stifel.com. We make available, free of charge, through a link to the SEC web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additionally, we make available on our web site under "Investor Relations - Corporate Governance," and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: Executive Committee charter, Audit Committee charter, Compensation Committee charter, Nominating/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our web site any modifications to any of the available documents. The information on our website is not incorporated by reference into this report.

Our Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, MO 63102, telephone: (314) 342-2000.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

Our results of operations may be adversely affected by conditions in the global financial markets and economic downturn.

Our results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Dramatic declines in the U.S. housing market over the past year, together with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. These write-downs, which were initially associated with mortgaged-backed securities but which have substantially spread to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The resulting economic pressures on consumers and businesses and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. It is difficult to predict how long the current economic conditions will continue and which of our businesses, industry areas, products or services will continue to be adversely affected. We may have impairment losses if events or changes in circumstances occur which may reduce the fair value of an asset below its carrying amount. As a result, these conditions could adversely affect our financial condition and results of operations. In addition, we may be subject to increased regulatory scrutiny and litigation due to these issues and events.

A significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, asset management and service fees, and investment banking fees. Accordingly, severe market fluctuations, weak economic conditions, a decline in stock prices, trading volumes, or liquidity could have an adverse affect on our profitability. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and reduced investment banking revenues. Poor economic conditions have adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and advisory transactions, which could continue to have an adverse effect on our revenues.

The fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. As a result, fixed income instruments are experiencing liquidity issues, increased price volatility, credit downgrades, and increased likelihood of default. In addition to being hard to dispose of, securities that are less liquid are also more difficult to value. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, and as a result issuers that have exposure to the real estate, mortgage and credit markets, including banks and broker-dealers, have been particularly affected. These events and the continuing market upheavals may have an adverse effect on us. In the event of a sustained market downturn, our results of operations could be adversely affected by those factors in many ways. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode. Even in the absence of a sustained market downturn, we are exposed to substantial risk of loss due to market volatility.

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit and settlement obligations. During market downturns, our counterparties may be less likely to complete transactions. Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser's indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

In addition, in certain of the transactions we are required to post collateral to secure our obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one or such counterparties, we may experience delays in recovering our assets posted as collateral or may incur a loss to the extent the counterparty was holding collateral in excess of our obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect our business, financial condition and results of operations.

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve's Commercial Paper Funding Facility and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation ("FDIC") Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operation.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. Our assets, consisting mainly of cash or assets readily convertible into cash, are our principle source of liquidity. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

The capital and credit markets have been experiencing volatility and disruption since early 2008, and reached unprecedented levels since the fall of 2008. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material to our business, financial condition and results of operations and affect our ability to access capital.

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

In the event existing internal and external financial resources do not satisfy our needs, we may have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, credit ratings, and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses or if the level of our business activity decreased due to a market downturn or otherwise. We currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

Current trends in the global financial markets could cause significant fluctuations in our stock price.

Stock markets in general, and stock prices of financial services firms in particular, including us, have in recent years, and particularly in recent months, experienced significant price and volume fluctuations. The market price of our common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in an overall decline in the market price of our common stock. Factors that could significantly impact the volatility of our stock price include:

  developments in our business or in the financial sector generally, including the effect of direct governmental action in the financial markets generally and with respect to financial institutions in particular;
  regulatory changes affecting our operations;
  the operating and securities price performance of companies that investors consider to be comparable to us;
  announcements of strategic developments, acquisitions and other material events by us or our competitors; and
  changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or asset valuations or volatility

Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, including our executives and financial advisors and other key professional employees and those who have joined us from companies we have acquired, reduce our access to debt or equity capital and otherwise harm our business or financial condition. In addition, we may not be able to use our stock effectively in connection with future acquisitions.

We face intense competition in our industry.

All aspects of our business and of the financial services industry in general are intensely competitive. We expect competition to continue and intensify in the future. Our business will suffer if we do not compete successfully. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, the quality and selection of our investment products and services, pricing (such as execution pricing and fee levels), and reputation. Because of recent market unrest and increased government intervention, the financial services industry has recently undergone significant consolidation, which has further concentrated equity capital and other financial resources in the industry and further increased competition. Many of our competitors use their significantly greater financial capital and scope of operations to offer their customers more products and services, broader research capabilities, access to international markets, and other products and services not currently offered by us.

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

The industry of electronic and/or discount brokerage services is continuing to develop. Increased competition from firms using new technology to deliver these products and services may materially and adversely affect our operating results and financial position. Competitors offering internet-based or other electronic brokerage services may have lower costs and offer their customers more attractive pricing and more convenient services than we do. In addition, we anticipate additional competition from underwriters who conduct offerings of securities through electronic distribution channels, bypassing financial intermediaries such as us altogether. These and other competitive pressures may have an adverse affect on our competitive position and, as a result, our operations, financial condition and liquidity.

Regulatory and legal developments could adversely affect our business and financial condition.

The financial services industry is subject to extensive regulation and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business. We could be subject to civil liability, criminal liability, or sanctions, including revocation of our subsidiaries' registrations as investment advisors or broker-dealers, revocation of the licenses of our financial advisors, censures, fines, or a temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our business, financial condition and prospects. Moreover, our independent contractor subsidiaries, CSA and SN Ltd give rise to a potentially higher risk of noncompliance because of the nature of the independent contractor relationships involved.

Our banking operations also expose us to a risk of loss resulting from failure to comply with banking laws. In light of current conditions in the U.S. financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry, including introducing proposals for new legislation. We are unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. We also may be adversely affected as a result of changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations. See the section entitled "Business - Regulation" of Item 1 of this report for additional information regarding our regulatory environment and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in this report regarding our approach to managing regulatory risk.

In turbulent economic times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. These risks include potential liability under securities and other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives, and potential liability for other advice we provide to participants in strategic transactions. Legal actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm.

Regulatory and legal developments related to auction rate securities ("ARS") could adversely affect our business.

Since February 2008, the auctions through which most ARS are sold and interest rates are determined have failed, resulting in the lack of liquidity for these securities. We, like other firms in the financial services industry, have received inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our transactions in ARS for our clients. We have also been named in a civil class action lawsuit relating to the sale of ARS. While we are working with other industry participants in order to resolve issues relating to ARS and are exploring a range of potential solutions, we anticipate that the regulatory authorities will conduct further review and inquiry on these matters. If we were to determine, in order to resolve pending claims, inquiries or investigations, to repurchase at par value ARS from certain of our clients, we would be required to assess whether we have sufficient regulatory capital and cash or borrowing capacity to do so, and there can be no assurance that we would have such capacity. In addition, while we believe we have made adequate provision for loss related to the buyback of ARS held by retail clients, additional losses may be incurred related to the resolution of all pending claims, inquiries or investigations which would adversely affect our results of operations and financial position. See Item 3, "Legal Proceedings," of this report for a discussion of our legal matters (including ARS) and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in this report regarding our approach to managing legal risk.

Failure to comply with regulatory capital requirements would significantly harm our business.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require Stifel Nicolaus, Butler Wick and CSA, our broker-dealer subsidiaries to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to limitations on their activities, or in extreme cases, suspension or revocation of their registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and, ultimately, liquidation. Our international subsidiary, SN Ltd, is subject to similar limitations under applicable laws in the United Kingdom. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects. In addition, as a bank holding company, we and our bank subsidiary are subject to various regulatory requirements administered by the federal banking agencies, including capital adequacy requirements pursuant to which we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. See the section entitled "Business - Regulation" of Item 1 of this report for additional information regarding our regulatory environment.

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

Our underwriting and market-making activities place our capital at risk.

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

Our ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.

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

Our growth strategies have included, and will continue to include, the recruitment of financial advisors and future acquisitions or joint ventures with other businesses. Since December 2005, we have completed five acquisitions: LM Capital Markets in 2005, the private client business of MJSK in 2006, Ryan Beck and First Service in 2007, and Butler Wick in 2008. These acquisitions or any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base has strained, and may continue to strain, our management and administrative resources. Costs or difficulties relating to such transactions, including integration of financial advisors, and other employees, products and services, technology systems, accounting systems and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. In addition, because, as noted above, financial professionals typically take their clients with them when they leave, if key employees or other senior management personnel of the firms we have acquired determine that they do not wish to remain with our company over the long term or at all, we would not inherit portions of the client base of those firms, which would reduce the value of those acquisitions to us.

In addition to past growth, we cannot assure investors that we will be able to manage our future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition and results of operations. After we announce or complete any given acquisition or joint venture in the future, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. We may be unable to retain key personnel after any such transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from any such transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

Moreover, to the extent we pursue increased expansion to different geographic markets or grow generally through additional strategic acquisitions, we cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and involve firms located in regions of the United States where we do not currently operate, or internationally. To acquire and integrate a separate organization would further divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may need to borrow money to finance acquisitions, which would increase our leverage. Such funds might not be available on terms as favorable to us as our current borrowing terms or at all.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. In addition, we have undergone significant growth in recent years. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. We must also address potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest, but identifying and managing potential conflicts of interest can be complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in this report for more information on how we monitor and manage market and certain other risks

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements, which are important to attract and retain financial advisors.

We rely extensively on electronic data processing and communications systems. The brokerage and investment banking industry continues to undergo technological change, with periodic introductions of new technology-driven products and services. In addition to better serving our clients, the effective use of technology increases efficiency and enables our company to reduce costs. Our future success will depend in part upon our ability to successfully maintain and upgrade our systems and our ability to address the needs of our clients by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements.  We cannot assure you that we will be able to effectively upgrade our systems, implement new technology-driven products and services or be successful in marketing these products and services to our clients.

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

We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

Our current stockholders may experience dilution in their holdings if we issue additional shares of common stock as a result of the Ryan Beck acquisition, or future offerings or acquisitions where we use our stock.

In addition to the shares issued as part of the consideration for the acquisition of Ryan Beck in 2007, we obtained stockholder approval to issue additional shares of our common stock as payment of contingent earn-outs and to issue equity awards to retain individuals who were employees of Ryan Beck. Although we may pay all or a part of any additional earn-out payments in cash at our election, we may issue up to 1,266,500 additional shares of common stock to pay any such amounts that may become due. See the section entitled "Liquidity and Capital Resources" of Item 7 of this report regarding the issuance of equity related to the acquisition of Ryan Beck.

As part of our business strategy, we may continue to seek opportunities for growth through strategic acquisitions, in which we may consider issuing equity securities as part of the consideration.  Additionally, we may obtain additional capital through the public or private sale of equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock.

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

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect our company. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with which we do business.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.

Our articles of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to prospective acquirors and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by our company during fiscal 2008. We lease or sublease all of these properties with the exception of the Stifel Bank branch, where we own the building and lease the land. All properties are leased under operating leases. Such leases expire at various times through 2019, with the exception of the land lease, which with the exercise of an existing option expires in 2014. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently approximately $34.4 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage	Use
One Financial Plaza 501 North Broadway St. Louis, Missouri 63102	127,000	Headquarters and administrative offices Stifel Nicolaus and CSA (Private Client Group)

One South Street Baltimore, Maryland 21202	76,000	Administrative offices, Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets operations

18 Columbia Turnpike Florham Park, New Jersey 07932	50,000	Private Client Group and Equity Capital Markets operations

We also maintain operations in 224 branch offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. Our Private Client Group segment leases 196 offices which are primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. Our Equity Capital Markets and Fixed Income Capital Markets segments lease 28 offices in the United States and certain foreign locations. The foreign locations support the operations of the Equity Capital Market segment. In addition, Stifel Bank leases two locations in the St. Louis area for its administrative offices and branch operations. We believe that, at the present time, the facilities are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the Private Client Group branch offices of CSA, our independent contractor firm, are the responsibility of the respective independent financial advisors. The Geneva and Madrid Equity Capital Markets branch offices are the responsibility of the respective consultancies associated with SN Ltd.

See Note 15 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding our business which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief.  We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations and regulatory investigations. In view of the number and diversity of claims against the company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

The regulatory investigations include inquiries from the SEC, the FINRA and several state regulatory authorities requesting information concerning our activities with respect to auction rate securities ("ARS"), and inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). We intend to cooperate fully with the SEC, FINRA and the several states in these investigations. While it is our opinion that based upon currently available information and review with outside counsel that no adverse regulatory action should be taken against our company or its subsidiaries in connection with these investigations, there can be no assurance that regulatory action will not be taken.

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets. We believe that based upon currently available information and review with outside counsel that we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein.

Additionally, we are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin on September 29, 2008. The lawsuit has been filed against our company, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin on October 31, 2008. The suit arises out of the purchase of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. We served as placement agent/broker in connection with the OPEB trusts purchase of the investments. The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts. The recourse of the lender is the OPEB trust assets and the moral obligation of the school districts. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs in violation of the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of a written acknowledgement of risks from the Plaintiffs. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

In connection with ARS, our U.S. broker-dealer subsidiaries have been subject to ongoing investigations by the SEC and other regulatory authorities, with which we are cooperating fully as stated above. We are also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations in connection with the sale of ARS, which we are vigorously defending. As of February 20, 2009, our clients held approximately $243.0 million of ARS.

Several large banks and brokerage firms, most of which were the primary underwriters of and supported the auctions for, ARS have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. We are, in conjunction with other industry participants actively seeking solutions to ARS' illiquidity, which may include the restructuring and refinancing of those ARS. Should issuer redemptions and refinancings continue, our clients' holdings could be reduced further, however, there can be no assurance these events will continue. Additionally, on February 11, 2009 we announced a voluntary partial repurchase plan for certain ARS. Under the voluntary plan, and subject to applicable regulatory limitations, we will offer to purchase, at par, the greater of 10% or twenty-five thousand dollars of ARS held by retail clients who purchased these securities from our company prior to the ARS market collapse and who continue to hold them in retail clients' accounts. In exchange, we will take an assignment of clients' actionable legal claims against the major ARS market participants for the amounts repurchased. The proposed plan, if fully implemented, would provide a measure of liquidity to the frozen ARS market, and result in approximately 40% of our retail clients receiving 100% liquidity for their ARS. Based on further review of the voluntary repurchase plan, previously announced on February 11, 2009, we have determined that we may increase the amount of ARS that we will voluntarily repurchase from certain of our clients who purchased and continue to hold ARS, depending upon future circumstances. The plan excludes employee accounts. If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS at par from our clients in addition to the ARS repurchased as a result of our announced voluntary partial repurchase plan as stated above, we would be required to assess whether we had sufficient regulatory capital or borrowing capacity to do so, and there is no assurance that we would have such capital or capacity. In addition, while we believe we have made adequate provision for loss related to the buyback of ARS held by retail clients, additional losses may be incurred related to the resolution of all pending claims, inquiries or investigations which would adversely affect our results of operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." On February 20, 2009, there were approximately 7,300 shareholders of our common stock. On February 20, 2009, the last reported sale price of our common stock was $33.91. The following table sets forth for the periods indicated the high and low trades for our common stock (as adjusted for the three-for-two stock split in June 2008):

	Sales Price
	2008		2007
	High	Low	High	Low
First Quarter	$ 52.53	$ 37.00	$ 34.81	$ 24.77
Second Quarter	59.45	34.31	41.27	28.29
Third Quarter	60.61	31.56	41.36	32.51
Fourth Quarter	50.00	30.42	42.32	29.37

We did not pay cash dividends during fiscal years 2008 or 2007 and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock is subject to several factors including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 17 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on Stifel Bank and our broker-dealer subsidiaries.

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," in this report for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2008. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2008.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). At December 31, 2008, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

 Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder returns, assuming the reinvestment of dividends, of our common stock on an indexed basis with a Peer Group Index, the Standard and Poor's 500 ("S&P 500") Index, and the Securities Broker-Dealer Index for the five year period ended December 31, 2008. The Peer Group Index consists of six companies, including us, that serve the same markets as us and which compete with us in one or more markets. The Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index does not include our company. The graph assumes an investment of $100 made in our common stock and each index on December 31, 2003.

**Assumes $100 invested on December 31, 2003 in Stifel Financial Corp. common stock, Peer Group and S&P 500 Index**

Dollars
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2003
2004
2005
2006
2007
2008
Stifel Financial Corp. (34.5% CAGR*)
Peer Group (-5.3% CAGR*)
S&P 500 Index (-2.2% CAGR*)
Securities Broker/Dealer Index (-10.2% CAGR*)

	2003	2004	2005	2006	2007	2008
Stifel Financial Corp.	$100	$134	$241	$251	$337	$441
Peer Group	100	113	119	162	161	76
S&P 500 Index	100	111	116	135	142	90
Securities Broker/Dealer Index	100	115	148	183	157	59

Peer Group Companies

Oppenheimer Holdings, Inc.(1)	SWS Group, Inc.
Sanders Morris Harris Group Inc.	Stifel Financial Corp.
Raymond James Financial, Inc.	Piper Jaffray Companies

(1) Formerly Fahnestock Viner Holdings, Inc.

                                                                   * Compound Annual Growth Rate

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues
Commissions	$ 341,090	$ 315,514	$ 199,056	$ 107,976	$ 95,894
Principal transactions	293,285	139,248	86,365	44,110	46,163
Investment banking	83,710	169,413	82,856	55,893	57,768
Asset management and service fees	119,926	101,610	57,713	43,476	35,504
Interest	50,148	59,071	35,804	18,022	13,101
Other	688	8,234	9,594	533	2,759
Total revenues	888,847	793,090	471,388	270,010	251,189
Interest expense	18,510	30,025	19,581	6,275	4,366
Net revenues	870,337	763,065	451,807	263,735	246,823
Non-interest Expenses
Employee compensation and benefits	582,778	543,021	329,703	174,765	157,314
Occupancy and equipment rental	67,984	57,796	30,751	22,625	21,445
Communications and office supplies	45,621	42,355	26,666	12,087	10,330
Commissions and floor brokerage	13,287	9,921	6,388	4,134	3,658
Other operating expenses	68,898	56,126	31,930	17,402	17,459
Total non-interest expenses	778,568	709,219	425,438	231,013	210,206
Income before income taxes	91,769	53,846	26,369	32,722	36,617
Provision for income taxes	36,267	21,676	10,938	13,078	13,469
Net income	$ 55,502	$ 32,170	$ 15,431	$ 19,644	$ 23,148

Net income per share - basic	$ 2.31	$ 1.48	$ 0.89	$ 1.33	$ 1.59
Net income per share - diluted	$ 1.98	$ 1.25	$ 0.74	$ 1.04	$ 1.25

Weighted average common shares outstanding - basic	24,069	21,754	17,269	14,742	14,553
Weighted average common shares outstanding - diluted	28,073	25,723	20,863	18,879	18,421
Financial Condition
Total assets	$ 1,558,145	$ 1,499,440	$ 1,084,774	$ 842,001	$ 382,314
Long term obligations	106,860	124,242	98,379	97,182	61,767
Stockholders'equity	593,185	424,637	220,265	155,093	131,312

On May 12, 2008, our Board of Directors approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on June 12, 2008 to stockholders of record as of May 29, 2008. Per share data, for all periods presented, have been adjusted to give effect to this stock split.

The following items should be considered when comparing the data from year-to-year: 1) the acquisition of LM Capital Markets in December 2005; 2) the continued expansion of our Private Client Group, including the acquisition of MJSK in December 2006; 3) the acquisition of Ryan Beck in February 2007; 4) the acquisition of FirstService Bank in April 2007; and 5) the acquisition of Butler Wick on December 31, 2008. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof, for a discussion of these items and other items that may affect the comparability of data from year-to-year.

In fiscal 2008, 2007 and 2006, net income and net income per share includes the impact of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment." The stock-based compensation charges recorded in "Employee compensation and benefits" as a result of the adoption, were not present in fiscal years 2005 and prior. See Note 19 of the Notes to Consolidated Financial Statements for information regarding stock-based compensation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except where indicated) should be read in conjunction with our consolidated financial statements and notes thereto.

Executive Summary

Through our wholly-owned subsidiaries, principally Stifel Nicolaus, CSA, SN Ltd, and Stifel Bank, we are engaged in retail brokerage, securities trading, investment banking, investment advisory, residential, consumer and commercial banking and related financial services throughout the United States and three European offices. Although we have offices across the United States, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southwest and Western United States. Our principal customers are individual investors, corporations, municipalities and institutions.

We plan to maintain our focus on revenue growth with a continued focus on developing quality relationships with our clients. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our capital markets business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we take advantage of the consolidation among middle market firms, which we believe provides us opportunities in our private client and capital markets businesses.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Equity Capital Markets and Fixed Income Capital Markets segments, the continued expansion of our Private Client Group, and the increased activity from the successful integrations of the following acquisitions: LM Capital Markets business acquired on December 1, 2005; the Ryan Beck acquisition on February 28, 2007, and the First Service acquisition on April 2, 2007. Additionally, we expect to successfully complete the integration of our acquisition of Butler Wick during 2009. During 2008, we opened 34 branch offices and hired 194 financial advisors. In addition, we added 86, 52, and 15 revenue producers in our Equity Capital Markets, Fixed Income Capital Markets, and Stifel Bank segments, and added 240 employees that directly support these revenue producers and 113 employees for home office support.

For the year ended December 31, 2008, our net revenues increased 14% to a record $870.3 million compared to $763.1 million in 2007 and represents the thirteenth consecutive year of revenue growth for our company. Net income increased 73% to $55.5 million for the year ended December 31, 2008 compared to $32.2 million in 2007. The comparability of our operating results were impacted by a significant investment banking transaction in the second quarter of 2007, Ryan Beck acquisition related expenses of $31.3 million during 2007, and the inclusion of the full twelve months of operations for Ryan Beck and Stifel Bank in 2008, which were acquired on February 28 and April 2, 2007, respectively. See "Results of Operations - Total Company" herein for more details.

Our revenue growth was primarily derived from increased commissions, principal transactions, and asset management and services fees; however, certain of our business activities were impacted by the particularly challenging equity market conditions as evidenced by the decline of our investment banking revenues of $85.7 million from the year ago period. The market turmoil has contributed to increased commissions and principal transactions revenues for the Equity Capital Markets and Fixed Income Capital Markets segments as institutions rebalanced their portfolios to diminish exposure to the markets. Additionally, the market upheaval and the resultant failure of some Wall Street firms have led to increased market share of institutional business for our company. The market turmoil has led to a decrease in the value of our customers' assets and a decrease in customer margin receivables. As a result, Private Client Group commissions, asset management and service fees, and margin interest income decreased in the fourth quarter and may diminish in the future. Our business does not produce predictable earnings and is potentially affected by many risk factors such as the global economic and credit slowdown, among others. See Item 1A, "Risk Factors," of this report for a further discussion of the factors that may affect our future operating results.

External Factors Impacting our Business

Our results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Dramatic declines in the U.S. housing market over the past year, together with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, which were initially associated with mortgaged-backed securities but which have substantially spread to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The global markets continue to be very volatile. At December 31, 2008, the key indicators of the markets' performances, the Dow Jones Industrial Average, the NASDAQ, and the S&P 500 closed approximately 34%, 41%, and 38%, respectively, lower than their December 31, 2007 closing prices. Given such factors, the current year results may not be indicative of future results.

Although we do not engage in any significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements. We do not have any significant direct exposure to the sub-prime market crisis, but are subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms and interest rate fluctuations. Stock prices for companies in this industry, including Stifel Financial Corp., have been volatile as a result of reactions to the global credit crisis and the continued volatility in the financial services industry. We will continue to monitor our market capitalization and review for potential goodwill asset impairment losses if events or changes in circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount.

In connection with ARS, our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the SEC, FINRA and several state regulatory agencies, with which we are cooperating fully. We are also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which we are vigorously defending. As of February 20, 2009, our clients held approximately $243.0 million of ARS. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. See Item 3, "Legal Proceedings," in this report for further details regarding ARS investigations and claims.

In addition to the ARS held by our clients, we held $18.5 million of ARS at December 31, 2008 in our inventory of trading securities, which were classified as Level III financial instrument. Additionally, we held a $10.0 million par value asset-backed security, consisting of collateralized debt obligation trust preferred securities related primarily to banks, which is carried at $7.6 million in our held-to-maturity portfolio. This investment was also classified as a Level III financial instrument at December 31, 2008. See the section entitled "Liquidity and Capital Resources" herein regarding the valuation of our financial instruments. In addition, see Note 6 of the Notes to Consolidated Financial Statements for further information regarding our securities.

Results of Operations - Total Company

                                  The following table presents consolidated financial information for the years indicated:

	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(in thousands)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 634,375	73%	40%	$ 454,762	60%	59%	$ 285,421	63%
Investment banking	83,710	9	(51)	169,413	22	104	82,856	18
Asset management and service fees	119,926	14	18	101,610	13	76	57,713	13
Interest	50,148	6	(15)	59,071	8	65	35,804	8
Other	688	--	(92)	8,234	1	(14)	9,594	2
Total revenues	888,847	102	12	793,090	104	68	471,388	104
Interest expense	18,510	2	(38)	30,025	4	53	19,581	4
Net revenues	870,337	100	14	763,065	100	69	451,807	100
Non-Interest Expenses:
Employee compensation and benefits	582,778	67	7	543,021	71	65	329,703	73
Occupancy and equipment rental	67,984	8	18	57,796	8	88	30,751	7
Communication and office supplies	45,621	5	8	42,355	6	59	26,666	6
Commissions and floor brokerage	13,287	2	34	9,921	1	55	6,388	1
Other operating expenses	68,898	8	23	56,126	7	76	31,930	7
Total non-interest expenses	778,568	90	10	709,219	93	67	425,438	94
Income before income taxes	91,769	10	70	53,846	7	104	26,369	6
Provision for income taxes	36,267	4	67	21,676	3	98	10,938	3
Net Income	$ 55,502	6%	73%	$ 32,170	4%	108%	$ 15,431	3%

                                    nm - not meaningful

                                Net Interest Analysis

                            The following table presents average balance data and operating interest income and expense data, as well as related interest yields for the years indicated:

	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(in thousands, except rates)	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus (1)	$ 382,536	$ 20,930	5.47%	$ 332,196	$ 26,565	8.00%	$ 234,557	$ 19,090	8.14%
Interest-earnings assets of Stifel Bank (2)	273,893	15,253	5.57%	188,022	9,400	6.67%	--	--	--%
Stock borrow of Stifel Nicolaus	61,097	733	1.20%	37,019	1,342	3.63%	66,747	2,324	3.48%
Other		13,232			21,764			14,390
Total interest income		$ 50,148			$ 59,071			$ 35,804
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 132,660	$ 3,021	2.28%	$ 156,778	$ 7,626	4.86%	$ 149,108	$ 7,735	5.19%
Interest-bearing liabilities of Stifel Bank (2)	229,205	5,434	2.37%	152,284	5,469	4.79%	--	--	--%
Stock loan of Stifel Nicolaus	105,424	2,608	2.47%	119,590	5,764	4.82%	114,876	5,697	4.96%
Interest-bearing liabilities of Unconsolidated subsidiaries	93,019	6,233	6.70%	99,679	6,849	6.87%	70,583	5,369	7.61%
Other		1,213			4,317			780
Total interest expenses		18,509			30,025			19,581
Net interest income		$ 31,639			$ 29,046			$ 16,223

                                            (1) Average margin balances increased as a result of the acquisition of Ryan Beck and the growth in the Private Client Group segment.

                                            (2) Stifel Bank was acquired on April 2, 2007. See Results of Operations - Stifel Bank for further details.

 2008 As Compared To 2007 - Total Company

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions of Ryan Beck and Stifel Bank in 2007 and the increased number of Private Client Group offices and financial advisors. Ryan Beck's and Stifel Bank's results of operations are included in our results of operations prospectively from their respective dates of acquisition of February 28, 2007 and April 2, 2007. As such, the results of operations for 2007 include only ten months of Ryan Beck's results of operations and nine months of Stifel Bank's results of operations. For the twelve months ended December 31, 2008, Ryan Beck contributed $187.8 million in net revenues compared to $180.8 million in the twelve months ended December 31, 2007 and income before income taxes of $26.9 million for the twelve months ended December 31, 2008, compared to a loss before income taxes of $14.3 million for the twelve months ended December 31, 2007. Stifel Bank contributed $9.6 million in net revenues and income before income taxes of $0.6 million for the twelve months ended December 31, 2008 compared to $4.8 million in net revenues and $1.0 million in income before income taxes for the twelve months ended December 31, 2007.

Our net revenues (total revenues less interest expense) increased $107.2 million to a record $870.3 million for the twelve months ended December 31, 2008; a 14% increase over the $763.1 million recorded for the twelve months ended December 31, 2007 and represented the thirteenth consecutive annual increase in net revenues.

Commissions and principal transactions revenues increased 40% to $634.4 million in 2008 from $454.8 million in 2007, with increases of 12%, 33%, and 198% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, primarily resulting from the aforementioned growth and market volatility leading to increased commissions, principally in over-the-counter stocks, and increased principal transactions, primarily in mortgage-backed securities, municipal debt and corporate debt.

Investment banking revenues decreased 51% to $83.7 million in 2008 from $169.4 million in 2007 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by challenging capital market conditions. Capital raising revenues decreased 53% to $45.2 million in 2008 from $95.1 million in the prior year period and strategic advisory fees decreased 48% to $38.5 million in 2008 from $74.3 million in 2007. Additionally, during the second quarter of 2007, we closed on a significant corporate finance investment banking transaction, which contributed $24.7 million in revenues.

Asset management and service fee revenues increased 18% to $119.9 million in 2008 from $101.6 million in the prior year period, primarily resulting from an 11% increase in the number of Stifel Nicolaus managed accounts and increased distribution fees for money market funds, principally FDIC insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the Private Client Group, offset by a 13% decrease in the value of assets in fee-based accounts. See Assets in Fee-based Accounts included in the table within "Results of Operations - Private Client Group."

Other revenues decreased $7.5 million to $0.7 million in 2008 from $8.2 million in 2007, principally due to investment losses of $7.5 million in 2008 as a result of the downturn in the equity markets, a write-down of investments due to a decline in value, and an impairment charge of $2.4 million on $4.0 million of asset backed securities recorded during the fourth quarter due to an other-than-temporary decline in value at Stifel Bank. The losses were offset by a $6.7 million gain before certain expenses and taxes on the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in December 2008. We issued 142,196 shares of our common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities, originally offered and sold by Stifel Financial Capital Trust IV. As a result, the Company extinguished $12,500 of its debenture to Stifel Financial Capital Trust IV in the fourth quarter of 2008.

Interest revenues decreased 15%, or $9.0 million, to $50.1 million in 2008 from $59.1 million in 2007, principally as a result of a $8.4 million decrease in interest revenues on fixed income inventory held for sale to clients and decreased interest revenues of $5.6 million from customer margin borrowing, partially offset by increased interest revenues of $5.6 million from interest-earning assets of Stifel Bank. The average margin balances of Stifel Nicolaus increased to $382.5 million in 2008 compared to $332.2 million in 2007 at weighted average interest rates of 5.47% and 8.00%, respectively. The average interest-earning assets of Stifel Bank increased to $273.9 million in 2008 compared to $188.0 million in 2007 at weighted average interest rates of 5.57% and 6.67%, respectively. Interest expense decreased 38%, or $11.5 million, to $18.5 million in 2008 from $30.0 million in 2007, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowing and firm inventory and decreased interest rates on stock loan borrowings. See "Net Interest Analysis" above for more details.

Employee compensation and benefits increased 7%, or $39.8 million, to $582.8 million in 2008 from $543.0 million in 2007, principally due to increased commissions and principal transactions revenue production. As a percentage of net revenues, employee compensation and benefits totaled 67% in 2008 compared to 71% in 2007. Included in compensation and benefits in 2007 is $24.9 million of acquisition-related expenses associated with the Ryan Beck acquisition, principally a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with our continuing expansion efforts, of $27.1 million (3% of net revenues) and $25.4 million (3% of net revenues) for the twelve months ended December 31, 2008 and 2007, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the twelve months ended December 31, 2008 and 2007, employee compensation and benefits includes $25.6 million and $24.2 million, respectively, for amortization of units awarded to LM Capital Markets associates. These units were fully amortized as of December 31, 2008.

Occupancy and equipment rental, communication and office supplies, commissions and floor brokerage, and other operating expenses increased principally due to the acquisitions and our expansion of the Equity Capital Markets and Fixed Income Capital Markets segments and continued expansion of the Private Client Group.  Additionally, a change in the second quarter of 2008 to a third party vendor for services, resulted in $6.1 million of expenses previously accounted for as communication and office supplies that are now accounted for as commissions and floor brokerage. This resulting increase in commissions and floor brokerage expenses was partially offset by a rebate of $1.5 million received in the first quarter of 2008 related to clearing fees paid in 2007. In the fourth quarter of 2008 we recorded a contingency charge of $5.3 million related to the previously announced voluntary partial repurchase plan for certain ARS. Included in 2007 other operating expenses is a $1.3 million charge for the write off of deferred issuance costs related to the 9% Stifel Financial Capital Trust I Convertible Preferred Securities called on July 13, 2007.

The provision for income taxes was $36.3 million in 2008, representing an effective tax rate of 39.5%, compared to $21.7 million in 2007, representing an effective tax rate of 40.3%. The higher effective tax rate in 2007 was due to the proportionately higher level of non-deductible expenses to net income.

Net income increased 73%, or $23.3 million, to $55.5 million in 2008, compared to $32.2 million in 2007, principally due to the increase in net revenues and the scalability of increased production and lower acquisition-related charges.

2007 As Compared To 2006 - Total Company

Except as noted in the following discussion of variances for the total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the acquisitions discussed above and the increased number of Private Client Group offices and financial advisors.

Our net revenues (total revenues less interest expense) increased $311.3 million to a record $763.1 million in 2007, a 69% increase over the $451.8 million recorded in 2006 and represented the twelfth consecutive annual increase in net revenues.

Commissions and principal transactions increased 59% to $454.8 million in 2007 from $285.4 million in 2006, with revenue increases of 85%, 31%, and 27% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, resulting from improved markets for equity based products and the aforementioned growth.

Investment banking revenues increased 104% to $169.4 million in 2007 from $82.9 million in 2006. During the second quarter of 2007 we closed on a significant corporate finance investment banking transaction which contributed approximately $24.7 million in revenue. Capital raising revenue increased 116% to $95.1 million from $44.0 million in the prior year as a result of an increased number of completed transactions for both equity and fixed income underwriting. In addition, strategic advisory fees increased 91% to $74.3 million from $38.9 million in 2006.

Asset management and service fees increased 76% to $101.6 million from $57.7 million in the prior year resulting from a 68% increase in the number of Stifel Nicolaus managed accounts and an 81% increase in the value of assets in fee-based accounts attributable to the continued growth of the Private Client Group. See Assets in Fee-based Accounts included in the table within "Results of Operations - Private Client Group."

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

Interest revenue increased 65% to $59.1 million in 2007 from $35.8 million in 2006 as a result of interest revenue generated from the newly acquired Stifel Bank (Stifel Bank segment), increased revenue on fixed income inventory held for sale to clients, and increased revenue on customer margin accounts, partially offset by decreased revenue from stock borrow activities. Increases in revenue on customer margin accounts resulted from an increase in average margin borrowings. Interest expense increased 53% to $30.0 million in 2007 as a result of interest related to money market, savings, and time deposit accounts of Stifel Bank, interest related to increased costs to carry higher levels of firm inventory, increased interest expense resulting from the debentures issued in the first and second quarter of 2007, and increased rates charged for bank borrowings and stock loans to finance customer borrowings.

Employee compensation and benefits increased 65% to $543.0 million in 2007 from $329.7 million in 2006. As a percentage of net revenue, employee compensation and benefits totaled 71% in 2007 compared to 73% in 2006. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes and accelerated payout in connection with our continuing expansion efforts, of $25.4 million (3% of net revenue) and $14.0 million (3% of net revenue) for the twelve months ended December 31, 2007 and December 31, 2006, respectively. The upfront notes are amortized over a five to ten year period.

In addition, for the twelve months ended December 31, 2007, compensation and benefits includes: 1) compensation charges of approximately $24.2 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; 2) $24.9 million in connection with the Ryan Beck acquisition, primarily related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans; and 3) compensation expense related to the amortization of employee loans and restricted stock units issued for the Ryan Beck retention program. The Ryan Beck deferred compensation plans were amended to reduce the service requirement for vesting in the plans. For the twelve months ended December 31, 2006 compensation and benefits includes $39.8 million consisting of 1) a compensation charge of approximately $9.8 million for the difference between the $16.67 per share offering price and the grant date fair value of $22.85 per share for the private placement of its common stock to key associates of the LM Capital Markets business; and 2) compensation charges of $30.0 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation.

Occupancy and equipment rental increased 88% to $57.8 million from $30.8 million in 2006. These costs were approximately 8% and 7% of net revenues in 2007 and 2006, respectively. Communications and office supplies, commissions and floor brokerage expenses, and other operating expenses all increased proportionately to net revenues, representing approximately 6%, 1%, and 7% of net revenues, respectively, for each period. The increased expenses are primarily due to the acquisitions and continued expansion of the Private Client Group. Included in 2007 other operating expenses is a $1.3 million charge for the write off of deferred issuance costs related to the 9% Stifel Financial Capital Trust I Cumulative Preferred Securities called on July 13, 2007.

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

Segment Analysis

Our reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other.

The Private Client Group segment includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank.

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

The Stifel Bank segment includes the results of operations beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions, and general administration.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:

	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(in thousands)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 316,120	69%	12%	$ 281,350	65%	85%	$ 152,059	66%
Investment banking	15,515	3	(61)	40,071	9	201	13,294	6
Asset management and service fees	119,047	26	18	101,128	23	75	57,657	25
Interest	22,954	5	(27)	31,241	7	54	20,281	9
Other	(816)	--	n/m	1,054	--	47	716	--
Total revenues	472,820	103	4	454,844	104	86	244,007	106
Interest expense	11,389	3	(41)	19,133	4	51	12,643	6
Net revenues	461,431	100	6	435,711	100	88	231,364	100
Non-Interest Expenses:
Employee compensation and benefits	285,641	62	4	274,115	63	90	144,390	62
Occupancy and equipment rental	35,172	8	23	28,625	6	102	14,137	6
Communication and office supplies	18,913	4	20	15,781	4	97	8,014	4
Commissions and floor brokerage	4,452	1	(6)	4,747	1	2	4,643	2
Other operating expenses	19,775	4	16	17,090	4	72	9,962	4
Total non-interest expenses	363,953	79	7	340,358	78	88	181,146	78
Income before income taxes	$ 97,478	21%	2%	$ 95,353	22%	90%	$ 50,218	22%

nm - Not meaningful

	December 31, 2008	December 31, 2007	December 31, 2006
Branch offices (actual)	196	148	111
Financial advisors (actual)	1,142	966	556
Independent contractors (actual)	173	197	179

Assets in Fee-based Accounts
Value (in thousands)	$ 5,775,565	$ 6,668,882	$ 3,692,655
Number of accounts (actual)	24,177	21,803	13,010

2008 Compared To 2007 - Private Client Group

Private Client Group net revenues increased 6% to a record $461.4 million in 2008, compared to $435.7 million in 2007 as a result of increases in commissions and principal transactions and asset management and service fees, partially offset by a decrease in investment banking revenues and other revenues. Commissions and principal transactions increased primarily due to the increased number of branch locations resulting from the Ryan Beck acquisition and the continued expansion of the Private Client Group and an increase in the number of financial advisors as indicated in the table above. Investment banking, which represents sales credits for investment banking underwritings, decreased 61%, principally reflecting a decline in industry-wide equity offerings. Asset management and service fees increased principally due to increased distribution fees for money market funds, principally FDIC insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the Private Client Group, offset by a 13% decrease in the value of assets in fee-based accounts. Other revenues decreased principally due to losses on investments to hedge financial advisors' deferred compensation in 2008 compared to investment gains in 2007.

Interest revenues for the Private Client Group decreased 27% to $23.0 million in 2008 compared to $31.2 million in 2007, principally due to lower average interest rates on customer margin borrowing to finance trading activity and lower average customer margin balances. Interest expense decreased 41% to $11.4 million in 2008 compared to $19.1 million for the prior year, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowings.

Non-interest expenses increased 7% to $364.0 million in 2008 compared to $340.4 million 2007. Employee compensation and benefits increased 4% principally as a result of increased variable compensation, which increased in conjunction with increased production, and increased fixed compensation as a result of the Ryan Beck acquisition and the continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $27.0 million (6% of net revenues) and $22.6 million (5% of net revenues) in 2008 and 2007, respectively, principally in the form of upfront notes and accelerated payouts in relation to our expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits decreased to 62% in 2008 compared to 63% in 2007 as a result of increased net revenues and the conversion of Ryan Beck financial advisors to the Stifel Nicolaus lower payout schedule effective January 1, 2008. Other non-employee compensation and benefits expenses increased principally due to the increase in new branch offices and financial advisors, and the increased depreciation expense associated with the investment in infrastructure, primarily communication and quote equipment, for the Ryan Beck offices.

Income before income taxes for the Private Client Group increased 2% to $97.5 million in 2008 compared to $95.4 million in 2007 as a result of increased net revenues and the scalability of increased production.

2007 Compared To 2006 - Private Client Group

Private Client Group net revenues increased 88% to a record $435.7 million in 2007 compared to $231.4 million in 2006. Commissions and principal transactions increased primarily due to the increased number of branch locations and financial advisors and an increase in the average annual production per financial advisor. Average annual production per financial advisor for financial advisors employed greater than one year, excluding Ryan Beck financial advisors, increased 11% to $0.4 million. Sales credits from Investment banking increased due to increased activity, principally corporate finance as a result of the increased number of completed transactions for equity underwritings. Asset management and service fees increased principally due to increased wrap fees, resulting from an increase in the number and value of managed accounts.

Interest revenues for the Private Client Group increased as a result of increased rates charged to customers for margin borrowings to finance trading activity. Interest expense increased as a result of increased rates from banks to finance those customer borrowings.

Non-interest expenses increased 88% to $340.4 million compared to $181.1 million in 2006. Employee compensation and benefits increased 90% principally as a result of increased variable compensation, which increased in conjunction with increased production and increased fixed compensation as a result of our continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $22.6 million (5% of net revenues) and $11.7 million (5% of net revenues) in 2007 and 2006, respectively, principally in the form of upfront notes and accelerated payouts in connection with our expansion efforts and retention awards issued in connection with the Ryan Beck acquisition. As a percentage of net revenues, employee compensation and benefits increased to approximately 63% in 2007 compared to approximately 62% in 2006. Other non-employee compensation and benefits expenses increased proportionately with the increase in net revenues.

Income before income taxes for the Private Client Group increased 90% to $95.4 million in 2007 compared to $50.2 million in 2006 as a result of increased net revenues and the leverage in increased production.

Results of Operations - Equity Capital Markets

The following table presents consolidated financial information for the Equity Capital Markets segment for the years indicated:

	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(in thousands)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 159,629	74%	33%	$ 120,204	50%	31%	$ 91,547	61%
Investment banking	54,538	25	(53)	116,926	49	104	57,233	38
Other	1,619	1	3	1,577	1	8	1,462	1
Total revenues	215,786	100	(10)	238,707	100	59	150,242	100
Interest expense	239	--	(63)	643	--	215	204	--
Net revenues	215,547	100	(10)	238,064	100	59	150,038	100
Non-Interest Expenses:
Employee compensation and benefits	135,520	63	(6)	143,718	60	64	87,840	59
Occupancy and equipment rental	10,534	5	42	7,431	3	59	4,686	3
Communication and office supplies	14,330	6	(9)	15,739	7	32	11,888	8
Commissions and floor brokerage	8,397	4	178	3,023	1	83	1,655	1
Other operating expenses	17,308	8	12	15,495	7	29	12,010	8
Total non-interest expenses	186,089	86	--	185,406	78	57	118,079	79
Income before income taxes	$ 29,458	14%	(44)%	$ 52,658	22%	65%	$ 31,959	21%

2008 Compared to 2007 - Equity Capital Markets

Equity Capital Markets recorded net revenues of $215.5 million in 2008, a decrease of 10% compared to $238.1 million in 2007, principally due to the decrease in investment banking activity resulting from the industry-wide difficult capital market conditions, partially offset by increased commissions and principal transactions, which increased 33% to $159.6 million. Investment banking revenues decreased 53% to $54.5 million in 2008, reflecting a 54% decrease in financial advisory fees to $32.7 million and a 52% decrease in equity financing revenues to $21.9 million.

Non-interest expenses increased $0.7 million to $186.1 million in 2008 compared to $185.4 million in 2007. Employee compensation and benefits as a percentage of net revenues increased to 63% in 2008 compared to 60% in 2007, principally due to increased fixed compensation and benefits associated with our expansion of the Equity Capital Markets segment and decreased net revenues. Increases in occupancy and equipment rental, commission and floor brokerage, and other operating expenses can be attributed to our expansion of the Equity Capital Markets segment, including the Ryan Beck acquisition, and increased expenses associated with the new downtown Baltimore location for our capital markets operations, which was occupied beginning in the fall of 2007. Additionally, with our change in a third party vendor for services, $6.1 million previously recorded as communication and office supplies are now being recorded as commission and floor brokerage.

Income before income taxes decreased 44% to $29.5 million in 2008 compared to $52.7 million in 2007, principally as a result of the increased costs attributable to the growth of the segment and the decrease in investment banking revenues during 2008.

2007 Compared to 2006 - Equity Capital Markets

Equity Capital Markets recorded record net revenues of $238.1 million in 2007, an increase of 59% compared to the $150.0 million in 2006, principally due to increased commissions and principal transactions which increased 31% to $120.2 million and increased investment banking revenue which increased 104% to $116.9 million. Investment banking revenue increased principally due to financial advisory fees of $71.5 million, a 93% increase compared to 2006, and equity financing revenue of $45.4 million, up 126% compared to 2006. During the second quarter of 2007, we closed on a significant corporate finance investment banking transaction which contributed approximately $24.7 million in revenue.

Non-interest expenses increased 57% to $185.4 million in 2007 compared to $118.1 million in 2006 principally due to a 64% increase in employee compensation and benefits to $143.7 million in 2007 compared to $87.8 million in 2006. The increase in employee compensation and benefits is primarily due to an increase in variable compensation associated with increased revenue. As a percentage of net revenues, employee compensation and benefits was approximately 60% and 59% in 2007 and 2006, respectively. Increases in all non-compensation expense categories can be attributed to the increased revenue and the acquisition of Ryan Beck.

Income before income taxes increased 65% to $52.7 million in 2007 compared to $32.0 million in 2006 as a result of the 59% increase in net revenues and the leverage in increased production.

Results of Operations - Fixed Income Capital Markets

The following table presents consolidated financial information for the Fixed Income Capital Markets segment for the years indicated:

Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(in thousands)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 158,625	90%	198%	$ 53,164	82%	27%	$ 41,816	78%
Investment banking	13,658	8	8	12,647	19	3	12,330	23
Interest	8,871	5	(56)	19,954	31	4	19,231	36
Other	18	--	50	12	--	200	4	--
Total revenues	181,172	103	111	85,777	132	17	73,381	137
Interest expense	5,992	3	(71)	20,910	32	6	19,811	37
Net revenues	175,180	100	170	64,867	100	21	53,570	100
Non-Interest Expenses:
Employee compensation and benefits	98,159	56	121	44,427	69	34	33,163	62
Occupancy and equipment rental	3,660	2	9	3,373	5	46	2,304	4
Communication and office supplies	4,757	3	15	4,140	6	20	3,461	7
Commissions and floor brokerage	409	--	89	216	--	137	91	--
Other operating expenses	5,760	3	27	4,520	7	15	3,931	7
Total non-interest expenses	112,745	64	99	56,676	87	32	42,950	80
Income before income taxes	$ 62,435	36%	nm	$ 8,191	13%	(23)%	$ 10,620	20%

nm - Not meaningful

2008 Compared to 2007- Fixed Income Capital Markets

Fixed Income Capital Markets net revenues in 2008 increased 170% to a record $175.2 million compared to net revenues of $64.9 million in 2007, principally due to an increase in principal transactions, primarily corporate debt, municipal debt, and mortgage-backed bonds due to turbulent markets and institutional customers returning to traditional fixed income products. Interest revenues decreased 56% to $8.9 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense decreased 71% to $6.0 million as a result of decreased interest expense incurred to carry the lower levels of such inventory.

Non-interest expenses increased $56.1 million or 99% to $112.7 million in 2008 principally due to a 121% increase in employee compensation and benefits, which primarily increased as a result of increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 56% in 2008 from 69% in 2007, reflecting the increased production. Occupancy and equipment rental, communications and office supplies, and other operating expenses increased principally due to office expansion.

Income before income taxes increased $54.2 million to $62.4 million in 2008 from $8.2 million in 2007 as a result of the increased net revenues and the scalability of increased production.

2007 Compared to 2006 - Fixed Income Capital Markets

Fixed Income Capital Markets net revenues in 2007 increased 21% to a record $64.9 million compared to 2006 net revenues of $53.6 million, principally due to an increase in commissions and principal transactions. For the year, investment banking revenues were essentially flat; however, for the fourth quarter of 2007, investment banking revenues decreased $3.6 million compared to the year-ago quarter primarily due to the decrease in interest rates that began in the third quarter and the resultant weaker bond market.

Interest revenue increased $0.7 million principally as a result of increased interest received on increased levels of fixed income inventory held for sale to clients for the year. Interest expense increased $1.1 million as a result of increased interest expense incurred to carry that inventory. As noted previously, we reduced our inventory in fixed income products during the third quarter of 2007 due to trading losses associated with the reduction in long-term interest rates and widening of credit spreads.

Non-interest expenses increased $13.7 million or 32% to $56.7 million primarily due to a 34% increase in employee compensation and benefits which increased as a result of increased transition pay for the institutional fixed income sales force, increased variable compensation resulting from increased productivity, and increased fixed compensation associated with an increase in number of offices and personnel. Employee compensation and benefits as a percentage of net revenue increased to 69% in 2007 from 62% in 2006 primarily due to increased transition pay and fixed compensation as a result of office expansion. Occupancy and equipment rental, communications and office supplies, and other operating expenses increased principally due to office expansion.

Income before income taxes decreased 23% to $8.2 million from $10.6 million in 2006 principally as a result of increased non-interest expenses due to office expansions.

Results of Operations - Stifel Bank

The following table presents consolidated financial information for the Stifel Bank segment for the years indicated. The results of operations related to Stifel Bank, acquired on April 2, 2007, are only included in the consolidated statements of operations beginning prospectively from the date of acquisition.

	December 31, 2008			December 31, 2007
(in thousands)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues
Revenues:
Interest	$ 15,253	159%	60%	$ 9,449	197%
Other	(358)	(4)	nm	797	16
Total revenues	14,895	155	45	10,246	213
Interest expense	5,321	55	(2)	5,446	113
Net revenues	9,574	100	99	4,800	100
Non-Interest Expenses:
Employee compensation and benefits	3,566	37	121	1,613	34
Occupancy and equipment rental	1,028	11	152	408	8
Communication and office supplies	428	5	219	134	3
Provision for loan losses	1,923	20	245	558	11
Other operating expenses	2,010	21	83	1,097	23
Total non-interest expenses	8,955	94	135	3,810	79
Income before income taxes	$ 619	6%	(38)%	$ 990	21%

nm - Not meaningful

On March 14, 2007, the Federal Reserve Bank of St. Louis approved our application to become a bank holding company. As such, we are required to meet capital requirements as defined. See Note 17 of the Notes to the Consolidated Financial Statements for the calculation of our Federal Reserve Capital Amounts.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with deposits of brokerage customer's of Stifel Nicolaus. At December 31, 2008, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $228.7 million compared to Stifel Nicolaus brokerage customer deposits of $118.2 million at December 31, 2007.

Interest revenues of $15.3 million in 2008 were generated from weighted average interest-earning assets of $273.9 million at a weighted average interest rate of 5.57%. Interest revenues of $9.4 million in 2007 were generated from weighted average interest-earning assets of $188.0 million at a weighted average interest rate of 6.67%. Interest-earning assets principally consist of residential, consumer, and commercial lending activities, securities, and federal funds sold.

Other revenues principally reflect the gain on sale of mortgage loans, which increased due to the growth in mortgage loans originated and sold. The increase was offset by an impairment charge of $2.4 million on $4.0 million of asset backed securities recorded during the fourth quarter. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge to earnings was based upon a detailed impairment analysis of these securities. Our conclusion considered the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during 2008 was $229.2 million at a weighted average interest rate of 2.37%. The weighted average balance of interest-bearing liabilities during 2007 was $152.3 million at a weighted average interest rate of 4.79%. See "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Rate Differential" in this section for more information regarding average balances, interest income and expense, and average interest rate yields.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental, and communication and office supplies primarily related to Stifel Bank's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses, all of which increased as a result of the growth of the bank.

During 2008, the provision for loan loss charged to operations was $1.9 million, with charge-offs of $1.2 million during the period. During 2007, the provision for loan loss charged to operations was $0.6 million with charge-offs of $2,000 (actual) fully recovered. Included in the loan portfolio at December 31, 2008 are impaired loans totaling $0.6 million for which there are specific loss allowances of $0.2 million compared to impaired loans totaling $0.7 million at December 31, 2007 for which there were specific loss allowances of $0.3 million. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2008 and December 31, 2007. Stifel Bank has no exposure to sub-prime mortgages.

The information required by Securities Act Guide 3 - Statistical Disclosure by Bank Holding Company is presented below:

I.    Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Rate Differential

The following table sets forth a summary of average balances and interest rates for the year ended December 31, 2008 and the period April 2 through December 31, 2007:

	Year Ended			Period
	December 31, 2008			April 2 - December 31, 2007 *
(in thousands, except rates)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$ 10,027	$ 214	2.14%	$ 24,717	$ 944	5.10%
U.S. Government agencies	13,361	824	6.17	21,490	897	5.57
State and political subdivisions-taxable	9,240	375	4.05	5,238	231	5.88
State and political subdivisions-non taxable (1)	1,530	58	3.81	1,527	38	3.32
Mortgage backed securities	32,916	1,731	5.26	19,473	902	6.18
Corporate bonds	926	57	6.12	664	36	7.18
Asset backed securities	20,060	1,519	7.57	9,465	517	7.28
FHLB and other capital stock	991	28	2.82	503	19	5.05
Loans (2)	170,244	9,807	5.76	104,945	5,816	7.39
Loans held for sale	14,598	640	4.38	--	--	--
Total interest-earning assets	273,893	15,253	5.57%	188,022	9,400	6.67%
Cash and due from banks	3,444			1,696
Other non-interest-earning assets	23,350			16,746
Total assets	$ 300,687			$ 206,464
Liabilities:
Deposits:
Demand deposits	$ 2,755	$ 44	1.60%	$ 1,623	$ 40	3.27%
Money market	178,198	3,491	1.96	92,915	3,290	4.69
Savings	339	3	0.97	495	9	2.42
Time deposits	36,287	1,600	4.41	53,490	1,982	4.94
FHLB advances	10,739	275	2.56	3,642	145	5.32
Federal funds and repurchase agreements	887	21	2.41	119	3	3.33
Total interest-bearing liabilities	229,205	5,434	2.37%	152,284	5,469	4.79%
Non-interest-bearing deposits	15,293			9,442
Other non-interest-bearing liabilities	1,480			850
Total liabilities	245,978			162,576
Shareholders' equity	54,709			43,888
Total liabilities and shareholders' equity	$ 300,687			$ 206,464

Net interest margin		$ 9,819	3.58%		$ 3,931	2.51%

* Stifel Bank was acquired on April 2, 2007.

(1) Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for fiscal 2008 compared to the period April 2 through December 31, 2007.

	2008 Compared to 2007
	Increase (Decrease) Due To
(in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$ (528)	$ (516)	$ (1,044)
U.S. Government agencies	(490)	118	(372)
State and political subdivisions-taxable	183	(116)	67
State and political subdivisions-non taxable	--	8	8
Mortgage backed securities	729	(201)	528
Corporate bonds	17	(8)	9
Asset backed securities	801	28	829
FHLB and other capital stock	17	(14)	3
Loans	4,041	(1,988)	2,053
Loans held for sale	320	320	640
	$ 5,090	$ (2,369)	$ 2,721
Interest expense:
Deposits:
Demand deposits	$ 26	$ (35)	$ (9)
Money market accounts	2,574	(3,439)	(865)
Savings	(3)	(6)	(9)
Time deposits	(782)	(261)	(1,043)
FHLB advances	223	(141)	82
Federal funds and repurchase agreements	18	(2)	16
	$ 2,056	$ (3,884)	$ (1,828)

Increases and decreases in interest income and operating interest expense result from changes in average balances (volume) of interest-earning bank assets and liabilities, as well as changes in average interest rates. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

II.  Investment Portfolio

The following tables provide a summary of the amortized cost and fair values of available-for-sale and held-to maturity securities for Stifel Bank at December 31, 2008 and 2007:

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$ 8,447	$ 144	$ --	$ 8,591
State and political subdivisions	1,513	19	(1)	1,531
Mortgage-backed securities-agency collateralized	12,821	--	(391)	12,430
Mortgage-backed securities-non-agency collateralized	23,091	--	(5,669)	17,422
Asset-backed securities	11,400	--	(977)	10,423
	$ 57,272	$ 163	$ (7,038)	$ 50,397

Held-to-maturity:
Asset-backed securities	$ 7,574	$ --	$ --	$ 7,574
	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	--	15,126
Mortgage-backed securities-agency collateralized	13,465	--	(10)	13,455
Mortgage-backed securities-non-agency collateralized	14,444	232	--	14,676
Corporate bonds	2,993	--	(23)	2,970
Asset-backed securities	19,699	--	(1,581)	18,118
	$ 88,207	$ 515	$ (1,615)	$ 87,107

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at Stifel Bank at December 31, 2008 are as follows:

(in thousands, except rates)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale*:
U.S. Government agencies	$ --	$ 1,051	$ 7,540	$ --	$ 8,591
State and political subdivisions	--	1,531	--	--	1,531
Mortgage-backed securities-agency collateralized	--	--	--	12,430	12,430
Mortgage-backed securities-non-agency collateralized	--	--	8,502	8,920	17,422
Asset-backed securities	4,012	6,411	--	--	10,423
	$ 4,012	$ 8,993	$ 16,042	$ 21,350	$ 50,397

Held-to-maturity:
Asset-backed securities	--	--	--	7,574	7,574

Weighted-average yield	3.03%	4.77%	5.80%	3.92%	4.51%

*  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

Stifel Bank did not hold securities from any single issuer that exceeded ten percent of our company's equity at December 31, 2008.

III. Loan Portfolio

The following table provides a summary of Stifel Bank's loan portfolio at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(in thousands)	Balance	%	Balance	%
Commercial real estate	$ 41,563	22%	$ 39,184	30%
Construction and land	13,968	8%	24,447	19%
Commercial	27,538	15%	31,526	25%
Residential real estate	55,661	30%	27,628	21%
Home equity lines of credit	28,612	15%	1,524	1%
Consumer	19,628	10%	3,474	3%
Other	34	--%	570	1%
	187,004	100%	128,353	100%
Unamortized loan origination costs, net of loan fees	1,038		--
Loans in process	(3,878)		--
Allowance for loan losses	(2,448)		(1,685)
Bank loans, net	$ 181,716		$ 126,668

The maturities of the Stifel Bank loan portfolio at December 31, 2008 are as follows:

(in thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Bank loans	$ 54,765	$ 102,711	$ 29,528	$ 187,004

The sensitivity of loans with maturities in excess of one year at December 31, 2008 is as follows:

(in thousands)	1-5 Years	Over 5 years	Total
Loans with pre-determined interest rates	$ 87,455	$ 4,317	$ 91,772
Loans with floating or adjustable interest rates	15,256	25,211	40,467

Included in the loan portfolio at December 31, 2008 and 2007 are impaired loans totaling $0.6 million and $0.7 million, respectively, for which there are specific loss allowances of $0.2 million and $0.3 million, respectively. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2008 and 2007. The gross interest income related to impaired and non-accruing loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year were immaterial to the consolidated financial statements. There were no troubled debt restructurings during the years ended December 31, 2008 and 2007.

See the section entitled "Critical Accounting Policies and Estimates" herein regarding Stifel Bank's policies for establishing loan loss reserves, including placing loans on non-accrual status.

VI. Summary of Loan Loss Experience

Changes in the allowance for loan losses at Stifel Bank for the year ended December 31, 2008 and the period April 2, 2007 to December 31, 2007 are as follows:

		Period
(in thousands)	December 31, 2008	April 2 to December 31, 2007
Allowance for loan losses, beginning of period	$ 1,685	$ --
Acquisition of Stifel Bank & Trust	--	1,127
Provision for loan loss charged to operations	1,923	558
Charge-offs:
Commercial real estate	(253)	--
Real estate construction loans	(414)	--
Construction and land	(493)	(2)
Recoveries:
Commercial	--	2
Net charge-offs	(1,160)	--
Allowances for loan losses, end of period	$ 2,448	$ 1,685
Ratio of net charge-offs during the period to average loans outstanding during the period	0.64%	0.00%

The provision for loan loss charged to operations was increased during the current year to account for the growth in the loan portfolio, recent loss history, the current economic environment, and the addition of new lending products (stock secured loans).

A breakdown of the allowance for loan losses at December 31, 2008 and 2007 is as follows:

	December 31, 2008		December 31, 2007
($'s in thousands)	Amount	Percentage of loans to total loans	Amount	Percentage of loans to total loans
Commercial real estate	$ 1,192	30%	$ 972	50%
Commercial	646	15%	56	25%
Residential real estate	584	45%	100	22%
Consumer	26	10%	8	3%
Unallocated	--	n/a	549	n/a
	$ 2,448	100%	$ 1,685	100%

V.   Deposits

The average balances of deposits at Stifel Bank and the associated weighted-average interest rates are as follows:

	Year Ended		Period
	December 31, 2008		April 2 - December 31, 2007
($'s in thousands)	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Deposits:
Non-interest bearing demand deposits	$ 15,293	n/a	$ 9,442	n/a
Interest bearing demand deposits	180,953	1.95%	94,538	4.23%
Savings	339	0.97%	495	2.42%
Time deposits	36,287	4.41%	53,490	4.94%

The following table presents the deposits greater than $100,000 by maturity at December 31, 2008:

(in thousands)	2008
0-3 months	$ 2,845
3-6 months	1,443
6-12 months	3,167
Over 12 months	3,211
$ 10,666

VI.    Return on Equity and Assets

The information for Stifel Financial Corp. as of and for the year ended December 31, 2008 and 2007 and the period April 2 through December 31, 2007 is as follows:

	Period
	2008	2007
Return on assets (1)	3.32%	2.12%
Return on equity (2)	11.10%	8.24%
Dividend payout ratio	n/a	n/a
Equity to assets ratio (3)	29.90%	25.70%

(1)     Based on net income as a percentage of average total assets.

(2)     Based on net income as a percentage of average total shareholders' equity.

(3)     Based on average shareholders' equity as a percentage of average total assets.

VII.   Short-Term Borrowings

The following table sets forth a summary of Stifel Bank's short-term borrowings as of December 31, 2008 and 2007:

($'s in thousands)	Stifel Nicolaus short-term borrowings	Stifel Nicolaus stock loan
Short-term borrowings:
2008:
Amounts outstanding at December 31, 2008	$ --	$ 16,987
Weighted average interest rate thereon	--%	0.52%

Maximum amount of borrowings outstanding at any month-end	$ 265,300	$ 162,888

Average amounts outstanding	$ 132,660	$ 105,424
Weighted-average interest rate thereon	2.28%	2.47%

2007:
Amounts outstanding at December 31, 2007	$ 127,850	$ 138,475
Weighted average interest rate thereon	4.53%	4.12%

Maximum amount of borrowings outstanding at any month-end	$ 362,050	$ 186,164

Average amounts outstanding	$ 156,778	$ 119,590
Weighted-average interest rate thereon	4.86%	4.82%

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented:

	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(in thousands)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues	% Incr. (Decr.)	Amount	% of Net Revenues
Net revenues	$ 8,606	100%	(56)%	$ 19,623	100%	17%	$ 16,835	100%
Non-Interest Expenses:
Employee compensation and benefits	59,892	nm	(24)	79,148	nm	23	64,310	nm
Other operating expenses	46,934	nm	7	43,821	nm	131	18,953	nm
Total non-interest expenses	106,826	nm	(13)	122,969	nm	48	83,263	nm
Income before income taxes	$ (98,220)	nm	(5)%	$(103,346)	nm	56%	$ (66,428)	nm

nm - not meaningful

2008 Compared to 2007 - Other Segment

Net revenues decreased 56% to $8.6 million in 2008 compared to $19.6 million in 2007, principally as a result of losses on investments of $9.0 million in 2008 as a result of the downturn in the equity markets, a write-down of investments due to a decline in value and a $6.5 million decrease in net interest revenues to $7.3 million in 2008 as a result of decreased interest charged for short-term borrowings. In November 2008, we recorded a $6.7 million gain before certain expenses and taxes on the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities.

Employee compensation and benefits decreased 24% to $59.9 million in 2008 compared to $79.1 million in 2007. Included in employee compensation and benefits in 2007 are acquisition-related charges of $24.9 million principally for the amendment and acceleration of vesting of the Ryan Beck deferred compensation plan. Excluding the 2007 acquisition-related charges, overall compensation and benefits increased primarily as a result of a 13% increase in support personnel for overall company growth. Additionally, included in employee compensation and benefits are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of $25.6 million and $24.2 million in 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates. These units were fully amortized as of December 31, 2008.

Other operating expenses increased 7% to $46.9 million in 2008 compared to $43.8 million in 2007. Included in 2007 are $6.4 million of acquisition-related expenses associated with Ryan Beck. Excluding the impact of the 2007 acquisition related charges, other operating expenses increased as a result of our continued growth. In addition, in the fourth quarter of 2008 we recorded a contingency charge of $5.3 million related to the previously announced voluntary partial repurchase plan for certain ARS.

2007 Compared to 2006 - Other Segment

Net revenues increased 17% to $19.6 million in 2007 compared to $16.8 million in 2006, principally as a result of an increase in net interest of 57%, or $5.0 million, to $13.8 million, partially offset by a decrease in gains on investments of $3.1 million. In 2007 we recorded a gain of approximately $3.8 million on the extinguishment of $10.0 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in December 2007. Included in gains on investments in 2006 is a gain of $5.5 million on our NYSE membership seat. Interest expense represents interest charged by banks and interest accrued on the debenture securities less internal allocations for use of capital.

Employee compensation and benefits increased $14.8 million, or 23%, to $79.1 million in 2007 compared to $64.3 million in 2006, principally due to increased acquisition related expenses and increased support personnel to support the growth. Included in 2007 are acquisition-related expenses associated with the Ryan Beck and LM Capital Markets acquisitions consisting of: 1) $24.9 million in connection with the Ryan Beck acquisition, primarily arising from the amendment of the Ryan Beck deferred compensation plans; and 2) compensation charges of approximately $24.2 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation. For the year ended December 31, 2006, compensation and benefits includes $39.8 million consisting of: 1) compensation charges of $30.0 million for amortization of units awarded to LM Capital Markets associates, severance, and contractually based compensation above standard performance based compensation; and 2) a compensation charge of approximately $9.8 million for the difference between the $16.67 per share offering price and the grant date fair value of $22.85 per share for the private placement of its common stock to key associates of the LM Capital Markets business. Other increases are attributed to a 22% increase in unallocated support personnel to support the growth in the business.

Other operating expenses increased $24.9 million, or 131%, to $43.8 million in 2007 compared to $19.0 million in 2006 due principally to acquisition related charges of $6.4 million related to Ryan Beck as well as increases in travel and promotion, occupancy and equipment rental and other operating expenses associated with our continued growth, payments to Ryan Beck's clearing agent for trade processing, as well as the expense in 2007 associated with the warrants issued in the acquisition of Ryan Beck. For the period February 28, 2007 to June 22, 2007, the Company recorded a charge of $0.5 million in other operating expenses for the change in fair value of the warrant. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the warrants.

Analysis of Financial Condition

Our company's statement of financial condition consists primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors and payables. Total assets of $1.6 billion at December 31, 2008 were up approximately 4% over December 31, 2007. Most of this increase is due to the growth of Stifel Bank, with the increased loan balances being funded by increased deposits. Stifel Bank loan balances increased significantly as we took advantage of originating quality loans at attractive prices resulting from a desire for liquidity in the markets in response to the credit crisis. Significant decreases in assets were in customer receivables and receivables from broker and dealers. The broker-dealer gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2008, our liabilities were comprised primarily of deposits of $284.8 million at Stifel Bank and brokerage client payables of $156.5 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses of $230.5 million. To meet our obligations to clients and operating needs, we have approximately $239.7 million in cash. We also have client brokerage receivables of $280.1 million and $181.7 million in loans at Stifel Bank.

Liquidity and Capital Resources

Liquidity is essential to our business. We regularly monitor our liquidity position, including our cash and net capital positions, and we have implemented a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

Our assets, consisting mainly of cash or assets readily convertible into cash, are our principle source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank's current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth.

We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies, and repurchase shares of our common stock. Net capital rules, restrictions under our long-term debt, or the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. During 2008, we repurchased 567,953 of our shares of common stock under this authorization at an average price of $27.96.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, long-term borrowings, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $191.7 million to $239.7 million at December 31, 2008 from $48.0 million at December 31, 2007. Operating activities provided cash of $350.3 million due to cash received from earnings, a reduction in operating assets and the net effect of non-cash expenses. Investing activities used $86.5 million of cash for bank customer loan originations, and fixed asset purchases, offset by net proceeds from the sale of our available-for-sale securities and proprietary investments and bank customer loan repayments. During 2008, we purchased $21.7 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities used $72.1 million of cash due to an increase in securities loaned, net, pay down of our short-term borrowings and purchases of our common stock, offset by an increase in bank deposits due to the growth of the bank and proceeds from the public offering of 1,495,000 shares of our common stock during the third quarter of 2008.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $600.0 million at December 31, 2008, all of which was unused. There are no compensating balance requirements under these arrangements. At December 31, 2008, there were no short-term borrowings from banks. At December 31, 2007, short-term borrowings from banks were $127.8 million at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151.7 million. The average bank borrowing was $132.7 million, $156.8 million, and $148.7 million in 2008, 2007, and 2006, respectively, at weighted average daily interest rates of 2.28%, 4.86%, and 5.36%, respectively. At December 31, 2008 and December 31, 2007, Stifel Nicolaus had a stock loan balance of $17.0 million and $138.5 million, respectively, at weighted average daily interest rates of 0.52% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $105.4 million, $119.6 million, and $114.9 million during 2008, 2007, and 2006, respectively, at weighted average daily effective interest rates of 2.47%, 4.82%, and 4.85%, respectively. Customer owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased at lower interest rates charged by banks.

Stifel Bank has net borrowing capacity with the Federal Home Loan Bank of $91.5 million at December 31, 2008 and an $18.1 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $228.7 million at December 31, 2008.

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

In the event existing internal and external financial resources do not satisfy our needs, we may have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, credit ratings, and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses or if the level of our business activity decreased due to a market downturn or otherwise. We currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

Capital Resources

In connection with ARS, our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the SEC, FINRA and several state regulatory agencies, with which we are cooperating fully. We are also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which we are vigorously defending. As of February 20, 2009, our clients held approximately $243.0 million of ARS. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. If we were to redeem these securities from certain of our clients in order to resolve pending claims, inquiries, or investigations, it would have a material adverse effect on our financial condition and cash flows, and we would be required to assess whether we had sufficient regulatory capital or borrowing capacity to do so. See Item 3, "Legal Proceedings" of this report for a discussion of our legal matters (including ARS).

We have contingent earn-out consideration related to our acquisition of the LM Capital Markets business from Citigroup Inc. on December 1, 2005. The contingent earn-out payment to Citigroup Inc. is based on the performance of the combined capital markets business of both our pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets over the three year period beginning January 1, 2006, up to a maximum $30.0 million of additional purchase consideration. For calendar years 2008, 2007, and 2006, our company recorded an earn-out liability of $16.3 million, $9.9 million, and $0.4 million, respectively, which was accounted for as additional purchase price. Any payment to Citigroup Inc for these contingent earn-out payments would be payable in early 2009.

On February 28, 2007, we closed on the acquisition of Ryan Beck from BankAtlantic Bancorp, Inc. A contingent earn-out payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing private client division over the two-year period following closing. This earn-out is capped at $40.0 million. A second contingent payment is payable based on defined revenues attributable to specified individuals in Ryan Beck's existing investment banking division. The investment banking earn-out is equal to 25% of the amount of investment banking fees over $25.0 million for each successive year in the two year period following closing. We paid the first year investment banking contingent earn-out payment of $1.8 million in 57,059 shares of our common stock in May 2008. Based upon the provisions of the agreements for the contingent earn-outs, an earn-out payment will not be due for the second year investment banking contingent earn-out, but we estimate that $21.0 million could be payable under the private client division contingent earn out payment arrangement. On August 14, 2008, we agreed to prepay $9.6 million of BankAtlantic's pro-rata share of the estimated private client division contingent earn-out payment in exchange for a $10.0 million permanent reduction of BankAtlantic's pro-rata share of the private client contingent payment. We elected to make such pre-payment using 233,500 shares of our common stock at an agreed upon per share price of $41.05. In the event that BankAtlantic's pro-rata portion of the private client contingent payment is less than $10.0 million, BankAtlantic has agreed to reimburse the shortfall. We have recorded a liability for the remaining estimated contingent earn-out of $5.5 million at December 31, 2008. The contingent payment is reflected as additional purchase consideration and reflected in goodwill. We have the ability to pay any future contingent consideration in cash or stock at our election.

Net Capital Requirements

We operate in a highly regulated environment and are subject to net capital requirements, which may limit distributions to our company from our broker-dealer subsidiaries. As previously discussed in Item 1 "Regulations" in this report, distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the subsidiaries failure to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse affect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non broker-dealer subsidiary, Stifel Bank is also subject to various regulatory capital requirements administered by the federal banking agencies.

At December 31, 2008, Stifel Nicolaus had net capital of $188.8 million, which was 58.0% of its aggregate debit items, and $178.7 million in excess of its minimum required net capital; CSA had net capital of $2.1 million, which was $1.9 million in excess of its minimum required net capital; Butler Wick had net capital of $3.0 million which was $2.8 million in excess of its minimum required net capital. At December 31, 2008, SN Ltd had capital and reserves of $7.3 million, which was $7.0 million in excess of the financial resources requirement under the rules of the FSA. At December 31, 2008, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 17 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make assumptions, judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

Valuation of Financial Instruments

Trading securities owned and pledged, available-for-sale securities, certain other investments, and trading securities sold, but not yet purchased, on our consolidated statements of financial condition are recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

We adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") during the first quarter of 2008. SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. During the fourth quarter of 2008, both the Financial Accounting Standards Board ("FASB") and the staff of the SEC re-emphasized the importance of sound fair value measurement in financial reporting. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 ("FSP FAS 157-3"), "Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active." This statement clarifies that determining fair value in an inactive market or dislocated market depends on facts and circumstances and requires significant judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. Our fair value measurement policies are consistent with the guidance in FSP FAS 157-3.

SFAS 157 defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less pricing observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions generally.

When available, we use observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices) to derive the fair value of financial instruments. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

A substantial percentage of the fair value of our trading securities and other investments owned, trading securities pledged as collateral, and trading securities sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors we consider in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term and the differences could be material.

 We utilize an outside valuation firm to assist in the valuation of our asset-backed securities held in our available-for-sale portfolio. The outside valuation firm utilizes comprehensive models to price the securities in a way that is consistent with the values that the market has for other debt securities on a relative or spread connected basis. The models may include the following methodologies, as appropriate, for each individual security: determine market value of each asset in portfolio; calculate default rates for each asset individually, create correlation structure for portfolio, simulate portfolio future (Monte-Carlo) numerous times; run samples through waterfall; diagram net present value of cash flows to tranches in different scenarios; and determine the value of the tranches. We validate the inputs and other information utilized, where possible, in valuations provided by third parties.

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level I, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level III, all other fair value measurements of financial instruments that do not fall within the Level I or Level III classification are considered Level II. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented as fair value in our consolidated statements of financial condition generally are categorized as follows:

Level I - Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the measurement date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level I are highly liquid instruments with quoted prices such as equities listed in active markets and certain U.S. Treasury bonds and other government obligations.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are equity securities not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, certain bank notes, interest rate swaps, certain asset-backed securities consisting of collateral loan obligation securities, and certain mortgage-backed securities.

Level III - Instruments that have little to no pricing observability as of the measurement date. These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include equity securities with unobservable inputs, certain corporate obligations with unobservable pricing inputs, auction rate securities, certain airplane trust certificates, limited partnerships, and other company investments.

Our investments in auction rate securities are backed by state municipal student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities have been deemed to be illiquid, and, as a result, have been valued using unobservable inputs.

At December 31, 2008, Level III assets for which we bear economic exposure were $38.3 million, or 10% of the total assets measured at fair value. During 2008, we recorded net sales of $1.7 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $9.5 million. Additionally, there were $30.3 million of net transfers into the Level III category during 2008. The increase in net transfers is primarily attributable to reduced price transparency on some of our preferred and municipal auction rate securities.

At December 31, 2008, Level III assets included the following: $18.5 million of auction rate securities, of which the auctions have failed, $10.4 million of asset-backed securities, and $9.4 million of private equity and other fixed income securities.

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS No. 5, "Accounting for Contingencies," ("SFAS 5") to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 3, "Legal Proceedings," in Part I of this report for information on our legal, regulatory and arbitration proceedings.

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at December 31, 2008 and 2007 was $2.4 million and $2.5 million, respectively, with associated loss allowances of $1.2 million and $0.7 million, respectively.

Allowance for Loan Losses

We regularly review the loan portfolio of Stifel Bank and have established an allowance for loan losses in accordance with SFAS 5. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement will not be collectible. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is written off. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Income Taxes

The provision for income taxes and related tax reserves is based on our consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to our tax return filings. Factors considered in estimating our liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts.

FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109," clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 22 of the Notes to Consolidated Financial Statements for a further discussion on income taxes.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141, "Business Combinations." Determining the fair value of assets and liabilities requires certain estimates. At December 31, 2008, we had goodwill of $128.3 million and intangible assets of $16.0 million.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed during the third quarter did not indicate any impairment.

The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. Assumptions, judgments and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information such as public market comparables and multiples of recent mergers and acquisitions of similar businesses. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

Dilution

As of December 31, 2008, there were 1,282,133 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $7.00, and 6,065,904 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years, and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 1,637,930 shares are currently vested and 4,427,974 are unvested. Assuming vesting requirements are met, the Company anticipates that 790,646 shares under these awards will be distributed in 2009, 1,097,170 will be distributed in 2010, 1,190,264 will be distributed in 2011, and the balance of 2,987,824 will be distributed thereafter. An employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of such shares at that time, and we are entitled to a corresponding tax deduction in the year of such issuance. Unless an employee elects to satisfy such withholding in another manner, such as by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by such person and held by such person for at least six months, we may satisfy tax withholding obligations on income associated with such grants by reducing the number of shares otherwise deliverable in connection with such awards, such reduction to be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy such withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Off-balance Sheet Arrangements

See Note 20 of the Notes to Consolidated Financial Statements for off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2008:

(In thousands)	Total	2009	2010	2011	2012	2013	Thereafter
Debenture to Stifel Financial Capital Trust II (1)	$ 35,000	$ --	$ 35,000	$ --	$ --	$ --	$ --
Interest on debenture (1)	59,733	2,233	2,233	2,233	2,233	2,233	48,568
Debenture to Stifel Financial Capital Trust III (2)	35,000	--	--	--	35,000	--	--
Interest on debenture (2)	67,136	2,377	2,377	2,377	2,377	2,377	55,251
Debenture to Stifel Financial Capital Trust IV (3)	12,500	--	--	--	12,500	--	--
Interest on debenture (3)	48,298	1,695	1,695	1,695	1,695	1,695	39,823
Stifel CAPCO LLC non-interest bearing notes (4)	19,998	10,600	9,398	--	--	--	--
Liabilities subordinated to general creditors	8,156	1,300	1,391	1,474	1,698	2,293	--
Operating leases	139,821	29,560	24,495	20,189	15,828	13,210	36,539
Communication and quote minimum commitments	23,305	12,540	6,466	3,416	704	159	20
Certificates of deposit	24,102	15,980	4,253	1,258	1,621	990	--
Commitment to fund partnership interests	891	--	--	--	--	--	--
Contingent earn-out payment to Citigroup, Inc. related to LM Capital Markets acquisition	26,555	26,555	--	--	--	--	--
Commitments to extend credit-Stifel Bank(5)	104,894	--	--	--	--	--	--
Long-term debt-Stifel Bank (6)	6,000	4,000	2,000	--	--	--	--
Uncertain tax positions(7)
Total	$ 611,389	$ 106,840	$ 89,308	$ 32,642	$ 73,656	$ 22,957	$ 180,201

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

(4)     The Company invested in zero coupon U.S. Government securities in the amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. At December 31, 2008, these securities had a carrying value of $18,338 and are included under the caption "Investments" on the consolidated statements of financial condition.

(5)     Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit and lines of credit which may expire without being funded and as such do not represent estimates of future cash flow.

(6)       Long-term debt consists of advances from the Federal Home Loan Bank.

(7)     The contractual obligations table excludes our FIN 48 liabilities of $2,155 because we can not make a reliable estimate of the timing of cash payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of our business and activities. Management of these risks is critical to our soundness and profitability. Risk management at our company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. Our senior management group takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in our business activities are: market (interest rates and equity prices), credit, operational, and regulatory and legal.

Market Risk

The potential for changes in the value of financial instruments owned by our company resulting from changes in interest rates and equity prices is referred to as "market risk." Market risk is inherent to financial instruments, and accordingly, the scope of our market risk management procedures includes all market risk-sensitive financial instruments.

We trade tax-exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency and municipal notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. We are also an active market-maker in over-the-counter equity securities. In connection with these activities, we may maintain inventories in order to ensure availability and to facilitate customer transactions.

Changes in value of our financial instruments may result from fluctuations in interest rates, credit ratings, equity prices, and the correlation among these factors, along with the level of volatility.

We manage our trading businesses by product and have established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory position. Position limits in trading inventory accounts are established and monitored on a daily basis. We monitor inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, and securities ratings. The following table primarily represents trading inventory associated with our customer facilitation and market-making activities and includes net long and short fair values, which is consistent with the way risk exposure is managed.

	December 31, 2008		December 31, 2007
(in thousands)	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
Securities, at Fair Value
U.S. Government obligations	$ 40,401	$ 33,279	$ 53,086	$ 15,582
State and municipal bonds	32,093	154	52,257	68
Corporate obligations	43,131	62,012	14,150	11,856
Corporate stocks	25,460	3,489	17,565	9,107
	$ 141,085	$ 98,934	$ 137,058	$ 36,613

We are also exposed to market risk based on our other investing activities. These investments consist of investments in private equity partnerships, start up companies, venture capital investments and zero coupon U.S. Government securities and are included under the caption "Investments" on the consolidated statements of financial condition.

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on our interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and our funding sources (including client cash balances, stock lending activities, bank borrowings, and resale agreements), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to our company, with the rates generally fluctuating in parallel.

We manage our inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. While a significant portion of our securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over several times per year.

Additionally, we monitor, on a daily basis, the Value-at-Risk ("VaR") in our institutional Fixed Income Capital Markets trading portfolios using daily market data for the previous twelve months and report VaR at a 95% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusual volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our institutional Fixed Income Capital Markets trading portfolios during the twelve months ended December 31, 2008 and the daily VaR at December 31, 2008 and 2007:

	Twelve Months Ended December 31, 2008			VaR calculation at
($'s in thousands)	High	Low	Daily Average	December 31, 2008	December 31, 2007
Daily VaR	$ 3,256	$ 164	$ 670	$ 467	$ 865
Related portfolio value	$ 46,980	$ 31,307	$ 41,462	$ 19,157	$ 86,084
VaR as a percent of portfolio value	6.93%	0.52%	1.61%	2.44%	1.00%

Stifel Bank's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bank is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank's Board of Directors for the three month period ending the month before the end of our fiscal quarter. Stifel Bank utilizes a third party vendor to analyze the available data.

The following table illustrates the estimated change in net interest margin at November 30, 2008 based on shifts in interest rates of positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	n/a
+100	n/a
0	(0.03)%
-100	(9.88)%
-200	(12.83)%

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at November 30, 2008:

	Repricing Opportunities
(in thousands)	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest Earning Assets:
Loans	$ 152,861	$ 17,925	$ 32,359	$ 7,040
Securities and FHLB stock	28,892	3,090	28,757	6,761
Fed funds sold	16,555	--	--	--
Total Interest Earning Assets	198,308	21,015	61,116	13,801
Interest Bearing Liabilities:
Transaction accounts and savings	214,805	2,658	10,549	3,457
Certificates of deposit	10,241	5,585	8,248	--
Borrowings	2	--	--	--
Total Interest Bearing Liabilities	$ 225,048	$ 8,243	$ 18,797	$ 3,457
GAP	$ (26,740)	$ 12,772	$ 42,319	$ 10,344
Cumulative GAP	$ (26,740)	$ (13,968)	$ 28,351	$ 38,695

 Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities. We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day.

Our equity securities inventories are repriced on a regular basis, and there are no unrecorded gains or losses. Our activities as a dealer are client-driven, with the objective of meeting clients' needs while earning a positive spread.

Credit Risk

We are engaged in various trading and brokerage activities, with the counterparties primarily being broker-dealers. In the event counterparties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. We manage this risk by imposing and monitoring position limits for each counterparty, monitoring trading counterparties, conducting regular credit reviews of financial counterparties, reviewing security concentrations, holding and marking to market collateral on certain transactions, and conducting business through clearing organizations, which guarantee performance.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with our private client business consists primarily of customer margin accounts, which are monitored daily and are collateralized. We monitor exposure to industry sectors and individual securities and perform analyses on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2008, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $432.8 million, and the fair value of the collateral that had been sold or repledged was $123.4 million.

Stifel Bank extends credit to individual and commercial borrowers through a variety of loan products, including residential and commercial mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Stifel Bank's loan policy includes criteria to adequately underwrite, document, monitor, and manage credit risk. Underwriting requires reviewing and documenting the fundamental characteristics of credit including character, capacity to service the debt, capital, conditions, and collateral. Benchmark capital and coverage ratios are utilized which include liquidity, debt service coverage, credit, working capital, and capital to asset ratios. Lending limits are established to include individual, collective, committee, and board authority. Monitoring credit risk is accomplished through defined loan review procedures including frequency and scope.

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Securities purchased under agreements to resell consist of securities issued by the U.S. Government or its agencies. Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives our company right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of counterparties and borrowers and the use of limits established by our senior management group, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems, and inadequacies or breaches in our control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of Private Client Group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under "Critical Accounting Policies and Estimates" in Item 7 and "Legal Proceedings" in Item 3 of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

Effects of Inflation

Our assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and brokers and dealers. These monetary assets are generally liquid and turn over rapidly, and consequently, are not significantly affected by inflation. However, the rate of inflation affects various expenses of our company, such as employee compensation and benefits, communications and office supplies, and occupancy and equipment rental, which may not be readily recoverable in the price of services we offer to our clients. Further, to the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stifel Financial Corp.

We have audited the accompanying consolidated statement of financial condition of Stifel Financial Corp. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stifel Financial Corp.

St. Louis, Missouri

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stifel Financial Corp. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

February 28, 2008

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(in thousands)	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$ 239,725	$ 47,963
Cash segregated under federal and other regulations	40	19
Securities purchased under agreements to resell	17,723	13,245
Receivable from brokers and dealers:
Securities failed to deliver	3,837	18,342
Deposits paid for securities borrowed	49,784	45,144
Clearing organizations	55,793	115,964
Receivable from brokerage customers, net of allowance for doubtful receivables of $582 and $290, respectively	280,143	495,289

Securities:
Trading securities owned and pledged, at fair value	141,085	137,058
Available-for-sale securities, at fair value	50,397	87,107
Held-to-maturity securities, at amortized cost	7,574	--
Mortgages held for sale	30,799	--
Bank loans, net of allowance for loan losses of $2,448 and $1,685, respectively	181,716	126,668
Bank foreclosed assets held for sale, net of estimated cost to sell	2,326	757
Investments	74,898	72,482
Office equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $54,075 and $41,127, respectively	47,765	40,661

Goodwill	128,278	91,886
Intangible assets, net of accumulated amortization of $8,290 and $5,209, respectively	15,984	18,715
Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $1,186 and $737, respectively	105,767	70,407

Deferred tax assets, net	47,337	36,632
Other assets	77,174	81,101
Total assets	$ 1,558,145	$ 1,499,440

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (continued)

(in thousands, except share amounts)	December 31, 2008	December 31, 2007
Liabilities and stockholders' equity
Short-term borrowings from banks	$ --	$ 127,850
Drafts payable	49,401	51,482
Securities sold under agreements to repurchase	2,216	--
Payable to brokers and dealers:
Securities failed to receive	8,811	12,588
Deposits received from securities loaned	16,987	138,475
Clearing organizations	3,893	11,436
Payable to customers	156,495	159,740
Bank deposits	284,798	192,481
Federal Home Loan Bank advances and other secured financing	6,000	--
Trading securities sold, but not yet purchased, at fair value	98,934	36,613
Accrued employee compensation	130,037	147,161
Accounts payable and accrued expenses	100,528	72,735
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	25,000
Other	19,998	24,598
	960,598	1,070,159
Liabilities subordinated to claims of general creditors	4,362	4,644

Stockholders' equity*
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	--	--
Common stock - $.15 par value; authorized 30,000,000 shares; issued 26,300,135 and 23,319,876 shares, respectively	3,945	3,498
Additional paid-in capital	427,480	298,092
Retained earnings	168,993	125,303
Accumulated other comprehensive loss	(6,295)	(660)
	594,123	426,233
Less:
Treasury stock, at cost, 0 and 13,879 shares, respectively	--	450
Unearned employee stock ownership plan shares, at cost, 146,421 and 178,958 shares, respectively	938	1,146
	593,185	424,637

Total liabilities and stockholders' equity	$ 1,558,145	$ 1,499,440

* Common stock shares, common stock amount, additional paid-in capital, employee stock ownership plan shares and treasury shares reflect the three-for-two stock split distributed in June 2008.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended
(in thousands, except per share amounts)	December 31, 2008	December 31, 2007	December 31, 2006
Revenues:
Commissions	$ 341,090	$ 315,514	$ 199,056
Principal transactions	293,285	139,248	86,365
Investment banking	83,710	169,413	82,856
Asset management and service fees	119,926	101,610	57,713
Interest	50,148	59,071	35,804
Other	688	8,234	9,594
Total revenues	888,847	793,090	471,388
Interest expense	18,510	30,025	19,581
Net revenues	870,337	763,065	451,807
Non-interest expenses:
Employee compensation and benefits	582,778	543,021	329,703
Occupancy and equipment rental	67,984	57,796	30,751
Communications and office supplies	45,621	42,355	26,666
Commissions and floor brokerage	13,287	9,921	6,388
Other operating expenses	68,898	56,126	31,930
Total non-interest expenses	778,568	709,219	425,438
Income before income taxes	91,769	53,846	26,369
Provision for income taxes	36,267	21,676	10,938
Net income	$ 55,502	$ 32,170	$ 15,431

Net income per share - basic*	$ 2.31	$ 1.48	$ 0.89
Net income per share - diluted*	$ 1.98	$ 1.25	$ 0.74

Weighted average common shares outstanding - basic*	24,069	21,754	17,269
Weighted average common and common equivalent shares outstanding - diluted*	28,073	25,723	20,863

* All share and earnings per share amounts have been adjusted for the June 12, 2008 three-for-two stock split.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Net income	$ 55,502	$ 32,170	$ 15,431

Other comprehensive loss:
Unrealized loss on available-for-sale securities net of tax effect of ($3,757) in 2008, ($440) in 2007, and $0 in 2006	(6,634)	(660)	--
Reclassification adjustment for losses included in net income, net of tax of $1,166, $0 and $0	999	--	--
Other comprehensive loss	(5,635)	(660)	--
Comprehensive income	$ 49,867	$ 31,510	$ 15,431

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					Accumulated	Treasury Stock and
			Additional		Other	Unearned Employee
(in thousands,	Common Stock		Paid-in	Retained	Comprehensive	Stock Ownership Plan
except share amounts)	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance at December 31, 2005	15,444,418	$ 1,741	$ 74,645	$ 80,279	$ --	(250,498)	$ (1,572)	$ 155,093
Purchase of treasury shares	--	--	--	--	--	(788,356)	(17,096)	(17,096)
Employee stock ownership plan	--	--	590	--	--	32,532	208	798
Employee benefit plans (a)	844,773	702	(32,149)	(239)	--	695,475	15,543	(16,143)
Stock options exercised	170,585	26	1,352	(820)	--	99,355	1,562	2,120
Units amortization	--	--	32,583	--	--	--	--	32,583
Private Placement	1,578,330	237	35,820	--	--	--	--	36,057
Excess tax benefit	--	--	11,422	--	--	--	--	11,422
Net income for the year	--	--	--	15,431	--	--	--	15,431
Balance at December 31, 2006	18,038,106	2,706	124,263	94,651	--	(211,492)	(1,355)	220,265
Cumulative effect to prior year retained earnings related to the adoption of FIN 48	--	--	--	83	--	--	--	83
Net unrealized loss on available for sale securities (b)	--	--	--	--	(660)	--	--	(660)
Ryan Beck-issue shares	3,701,400	555	101,974	--	--	--	--	102,529
Ryan Beck-accelerate deferred compensation	--	--	16,673	--	--	--	--	16,673
Purchase of treasury shares	--	--	--	--	--	(126,530)	(4,165)	(4,165)
Employee stock ownership plan	--	--	882	--	--	32,535	208	1,090
Employee benefit plans (a)	1,161,674	174	(13,916)	(79)	--	14,979	450	(13,371)
Stock options exercised	406,696	61	1,196	(1,507)	--	96,375	3,220	2,970
Issue warrants	--	--	16,895	--	--	--	--	16,895
Warrant exercise	--	--	(15)	(15)	--	1,296	46	16
Units amortization	--	--	38,101	--	--	--	--	38,101
Private Placement	12,000	2	198	--	--	--	--	200
Excess tax benefit	--	--	11,841	--	--	--	--	11,841
Net income for the year	--	--	--	32,170	--	--	--	32,170
Balance at December 31, 2007	23,319,876	3,498	298,092	125,303	(660)	(192,837)	(1,596)	424,637
Net unrealized loss on available for sale securities (b)	--	--	--	--	(5,635)	--	--	(5,635)
Purchase of treasury shares	--	--	--	--	--	(430,350)	(12,141)	(12,141)
Employee stock ownership plan	--	--	1,004	--	--	32,536	208	1,212
Employee benefit plans (a)	811,164	122	(21,480)	(9,951)	--	344,295	9,874	(21,435)
Stock options exercised	243,383	37	1,062	(1,861)	--	97,580	2,657	1,895
Warrant exercise	--	--	(4)	--	--	297	4	--
Units amortization	--	--	52,593	--	--	--	--	52,593
Public offering of common stock	1,495,000	224	64,145	--	--	--	--	64,369
Ryan Beck contingent earn-out	288,516	43	11,277	--	--	2,058	56	11,376
Extinguishment of Stifel Financial Capital Trust IV	142,196	21	5,951	--	--	--	--	5,972
Excess tax benefit	--	--	14,840	--	--	--	--	14,840
Net income for the year	--	--	--	55,502	--	--	--	55,502
Balance at December 31, 2008	26,300,135	$ 3,945	$ 427,480	$ 168,993	$ (6,295)	(146,421)	$ (938)	$ 593,185

(a)       Represents the issuance of stock for employee benefit plans, net of tax withholdings.
(b)       Net of tax

Common stock shares, common stock amount, additional paid-in capital, employee stock ownership plan shares and treasury shares reflect the three-for-two stock split distributed in June 2008.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net income	$ 55,502	$ 32,170	$ 15,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,027	15,663	7,257
Loans and advances amortization	15,203	16,578	7,806
Accretion of discounts on available-for-sale securities	(593)	--	--
Provision for loan losses and allowances for loans and advances to financial advisors and other employees	1,801	1,275	--
Deferred taxes and other	(6,168)	(22,070)	642
Excess tax benefit associated with stock based awards	(14,840)	(11,841)	(11,422)
Warrant valuation adjustment	--	455	--
Compensation related to the private placement	--	--	9,751
Gain on extinguishment of debt	(6,662)	(3,750)	--
Stock based compensation	54,356	56,381	33,932
(Gains) losses on investments	10,843	(1,225)	(8,696)
Loss on sale of bank foreclosed assets	254	46	--

Decrease (increase) in assets:
Operating receivables	285,182	(266,248)	(59,132)
Cash segregated under federal and other regulations	(21)	97	(12)
Securities purchased under agreements to resell	(4,478)	142,900	(90,546)
Loans originated as mortgages held for sale	(322,809)	(20,279)	--
Proceeds from mortgages held for sale	293,544	17,173	--
Trading securities owned, including those pledged	4,624	285,546	(90,294)
Loans and advancements to financial advisors and other employees	(49,065)	(45,072)	(11,218)
Other assets	6,496	15,822	32,985

Increase (decrease) in liabilities:
Operating payables	(24,839)	36,175	63,261
Trading securities sold, but not yet purchased	61,616	(226,627)	56,462
Other liabilities	(26,680)	49,585	(10,885)
Net Cash Provided by (Used in) Operating Activities	$ 350,293	$ 72,754	$ (54,678)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Cash Flows from Investing Activities:
Proceeds from sale or maturity of investments	$ 63,428	$ 64,065	$ 74,444
Proceeds from maturities, calls, and principal paydowns on available-for-sale securities	43,950	--	--
Proceeds from sale of property	766	1,131	--
Proceeds from bank customer loan repayments	153,983	40,947	--
Proceeds from sale of bank foreclosed assets held for sale	1,340	691	--
Excess of cash acquired over cash disbursed in Ryan Beck acquisition	--	3,545	--
Payments for:
Bank customer loan originations	(214,297)	(68,050)	--
Purchase of First Service, net of cash acquired	--	(33,219)	--
Purchase of Miller Johnson Steichen Kinnard	--	(110)	(8,220)
Purchase of LM Capital Markets business, net of cash acquired	--	--	(1,023)
Purchase of Butler Wick, net of cash	(10,589)	--	--
Purchase of available-for-sale securities	(24,909)	(70,541)	--
Purchase of bank foreclosed assets held for sale	(2,093)	(123)	--
Office equipment and leasehold improvements	(21,647)	(25,607)	(7,572)
Purchase of investments	(76,396)	(63,441)	(68,620)
Net Cash Used in Investing Activities	(86,464)	(150,712)	(10,991)
Cash Flows from Financing Activities:
Increase in bank deposits, net	92,317	97,215	--
Net proceeds (payments) for short-term borrowings from banks	(127,850)	(67,750)	54,600
Securities loaned, net	(114,211)	47,619	(1,902)
Securities sold under agreement to repurchase	2,216	--	--
Reissuance of treasury stock	727	628	576
Issuance of stock	2,580	1,856	995
Issuance of debentures to Stifel Financial Capital Trust III	--	35,000	--
Issuance of debentures to Stifel Financial Capital Trust IV	--	35,000	--
Excess tax benefits associated with stock-based awards	14,840	11,841	11,422
Proceeds from public offering of common stock, net	64,369	--	--
Proceeds from Federal Home Loan Bank and other secured financing	6,000	--	--
Proceeds from private placement	--	200	26,306
Payments for:
Advances from the Federal Home Loan Bank	--	(11,035)	--
Purchases of stock for treasury	(12,141)	(4,165)	(17,096)
Calling of Stifel Financial Capital Trust I	--	(34,500)	--
Extinguishment of debt	--	(6,250)	--
Reduction of subordinated debt	(914)	(720)	(779)
Net Cash Provided by (Used in) Financing Activities	(72,067)	104,939	74,122
Increase in cash and cash equivalents	191,762	26,981	8,453
Cash and cash equivalents at beginning of year	47,963	20,982	12,529
Cash and cash equivalents at end of year	$ 239,725	$ 47,963	$ 20,982

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Supplemental disclosures of cash flow information:
Interest payments	$ 19,375	$ 29,316	$ 18,729
Income tax payments	31,966	21,031	2,554
Schedule of Noncash Investing and Financing Activities:
Units, net of forfeitures	$ 65,609	$ 73,267	$ 88,091
Employee stock ownership shares	208	208	208
Liabilities subordinated to claims of general creditors	4,050	1,474	--
Stock and warrant issued for Ryan Beck acquisition	--	118,969	--
Exchange of Ryan Beck appreciation units for Company restricted stock units	--	16,895	--
Extinguishment of debenture to Stifel Capital Trust IV	5,975	--	--
Payment of Ryan Beck contingent earn-out	11,375	--	--

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (in thousands except share and per share amounts)

 NOTE 1 - Summary of Significant Accounting and Reporting Policies

Nature of Operations

Stifel Financial Corp. (the "Parent" or the "Company"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), Butler Wick & Company, Inc. ("Butler Wick"), and Stifel Bank & Trust ("Stifel Bank"), collectively referred to as the "Company," is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although the Company has offices throughout the United States and three European cities, its major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. The Company's principal customers are individual investors, corporations, municipalities, and institutions.

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

Consolidation Policies

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. The Company also has investments or interests in other entities for which it must evaluate whether to consolidate by determining whether it has a controlling financial interest or is considered to be the primary beneficiary. In determining whether to consolidate these entities or not, the Company determines whether the entity is a voting interest entity, or a variable interest entity ("VIE").

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently; and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in accordance with Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," when it determines that it has a controlling financial interest, usually ownership of all, or a majority of, the voting interest.

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R) ("FIN 46R"), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51." The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that will either: (i) absorb a majority of the VIEs expected losses; (ii) receive a majority of the VIEs expected returns; or (iii) both.

The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the Company performs a quantitative analysis. The Company reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the Company is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events as defined in FIN 46R.

Other. The Company has formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies or limited partnerships. For those funds where the Company acts as the general partner, the Company economic interest is generally limited to management fee arrangements as stipulated by the Operating Agreements. The Company has generally provided the third-party investors with rights to terminate the funds or to remove the Company as the general partner. If FIN 46R does not apply, the Company considers Emerging Issues Task Force ("EITF") Issue No. 04-5 ("EITF 04-5"), "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of the partnership or limited liability company is required. Based on the Company's initial evaluation of these entities under the provisions of FIN 46R and EITF 04-5, it was determined that these entities were not variable interest entities of the Company and do not require consolidation pursuant to EITF 04-5.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management considers its significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the allowance for loan losses, the fair value of goodwill and intangible assets; the provision for income taxes and related tax reserves; and the estimation of forfeitures associated with stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less including money market mutual funds, other than those held for sale in the ordinary course of business.

Cash Segregated Under Federal and Other Regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Stifel Nicolaus, Butler Wick, and CSA, as broker-dealers carrying client accounts, are subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of their clients.

Repurchase Agreements

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

Securities Borrowing and Lending Activities

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash with the lender generally in excess of the market value of securities borrowed. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned generally on a daily basis, with additional collateral obtained or refunded as necessary. Substantially all of these transactions are executed under master netting agreements, which give the Company right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set-off in the Company's consolidated statements of financial condition.

Brokerage Client Receivables and Allowance for Doubtful Accounts

Brokerage client receivables include receivables of the Company's broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. The receivables are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

Financial Instruments

Trading securities owned and pledged, available-for-sale securities, certain investments, and trading securities sold, but not yet purchased, on our consolidated statements of financial condition are recorded at fair value. Securities owned, and securities sold, but not yet purchased are valued using quoted market or dealer prices. Brokerage client receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Other than those separately discussed in the notes to consolidated financial statements, the Company's remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

Fair Value Hierarchy

On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level I - Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the measurement date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level I are highly liquid instruments with quoted prices such as equities listed in active markets and certain U.S. Treasury bonds and other government obligations.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are equity securities not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, certain bank notes, interest rate swaps, certain asset-backed securities consisting of collateral loan obligation securities, and certain mortgage-backed securities.

Level III - Instruments that have little to no pricing observability as of the measurement date. These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include equity securities with unobservable inputs, certain corporate obligations with unobservable pricing inputs, auction rate securities, certain airplane trust certificates, limited partnerships, and other Company investments.

Valuation of Financial Instruments

When available, we use observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices) to derive the fair value of financial instruments. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

A substantial percentage of the fair value of our trading securities and other investments owned, trading securities pledged as collateral, and trading securities sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors we consider in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term and the differences could be material.

We utilize an outside valuation firm to assist in the valuation of our asset-backed securities held in our available-for-sale portfolio. The outside valuation firm utilizes comprehensive models to price the securities in a way that is consistent with the values that the market has for other debt securities on a relative or spread connected basis. The models may include the following methodologies, as appropriate, for each individual security: determine market value of each asset in portfolio; calculate default rates for each asset individually, create correlation structure for portfolio, simulate portfolio future (Monte-Carlo) numerous times; run samples through waterfall; diagram net present value of cash flows to tranches in different scenarios; and determine the value of the tranches. We validate the inputs and other information utilized, where possible, in valuations provided by the outside valuation firm.

Available-for-Sale and Held-to-Maturity Securities

Available-for-sale securities are securities for which the Company has no immediate plan to sell but which may be sold in the future and are held by Stifel Bank. Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities classified as available-for-sale are reported at fair value, as discussed above.

Held-to-maturity securities are investments in asset-backed securities, consisting of collateralized debt obligation securities, that Stifel Bank has the positive intent and ability to hold until maturity. Held-to-maturity securities are recorded at amortized cost.

Unrealized gains and losses related to available-for-sale securities are reported as other comprehensive income until realized, net of deferred taxes. Amortization of premiums and accretion of discounts are recorded as interest income using the interest method. Net realized gains and losses are determined on the basis of specific identification and recorded in "Other revenues" on the consolidated statements of operations.

Changes in the fair value of an available-for-sale are recognized in other comprehensive income on the Company's consolidated statements of financial condition unless the change in value is considered to be an other-than-temporary impairment. The change in the fair value of an available-for-sale or held-to-maturity investment that loses value is evaluated to determine whether the impairment is either temporary or other-than-temporary. A temporary impairment for an available-for-sale investment is recorded as a charge to other comprehensive income on the Company's consolidated statements of financial condition and an other-than-temporary impairment for both an available-for-sale or held-to-maturity investment is recorded as a charge to "Other revenues" in the Company's consolidated statements of operations. Factors the Company considers in determining whether an impairment is other-than-temporary are the length of time and extent of the impairment, the credit rating of the securities and the issuer, whether the issuer continues to make the contractual cash payments, whether the Company believes the issuer will be able to continue to make the contractual payments until the value recovers or the securities mature and the Company's ability and intent to hold the investment until its value recovers or the securities mature. The Company may determine that the decline in fair value of an investment is other-than-temporary if its analysis of these factors indicates that the Company does not believe it will recover its investment in the securities.

Mortgages Held for Sale

Residential mortgages that are originated and held for sale are recorded at the lower of cost or market. Declines in market value below cost and any gains or losses on the sale of these assets are recognized in "Other revenues" on the consolidated statements of operations. Market value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold.

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, stock secured loans, construction loans and non-real-estate commercial and consumer loans originated by Stifel Bank. Bank loans that management has the intent and ability to hold are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, and deferred origination fees and costs. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized in the period using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Stifel Bank does not maintain any mortgage servicing rights on mortgages that are sold. Stifel Bank's loan portfolio does not have any investments in sub-prime mortgages.

The Company regularly reviews the loan portfolio and has established an allowance for loan losses in accordance with SFAS No. 5, ("SFAS 5") "Accounting for Contingencies." The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment.

In addition, impairment is measured on a loan-by-loan basis for commercial and construction loans and a specific allowance is established for individual loans determined to be impaired in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Bank Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank are held for sale and initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expense from operations and changes in the valuation allowance are included in "Other income" or "Other operating expense" in the consolidated statements of operations.

Investments

Investments on the consolidated statements of financial condition contain investments in securities that are marketable and securities that are not readily marketable. These investments are not included in the Company's broker-dealer trading inventory or Stifel Bank's available-for-sale or held-to-maturity portfolio and represent the acquiring and disposing of debt or equity instruments for its benefit.

The Company's broker-dealer subsidiaries report changes in fair value of marketable and non-marketable securities through current period earnings based on guidance provided by the AICPA Audit and Accounting Guide, "Brokers and Dealers in Securities." The fair value of these investments is based on either quoted market or dealer prices.

The Company's non broker-dealer subsidiaries account for investments in marketable and non-marketable securities pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date.

The following table presents investments held by the Company's broker-dealer and non broker-dealer subsidiaries at December 31, 2008 and 2007:

(in thousands)	2008	2007
Broker-dealer:
Mutual funds (Note 19)	$ 23,082	$ 30,760
U.S. government obligations	7,123	8,669
Non-marketable investments	3,761	4,889
Other	2,103	1,327
	36,069	45,645
Non broker-dealer:
Investments at accreted cost (Note 21)	$ 18,338	$ 21,772
Non-marketable investments	19,816	3,212
Other	675	1,853
	38,289	26,837
Total investments	$ 74,898	$ 72,482

Mutual funds are purchased to economically hedge the Company's liability for deferred compensation plans. See Note 19 for details on the Company's deferred compensation plans. Non-marketable investments for both the Company's broker-dealer and non broker-dealer subsidiaries consist of investments in equity and fixed income securities of private companies, limited liability company interests and limited partnership interests. See Note 27 for details of the Company's investment in a convertible promissory note issued by FSI Group LLC ("FSI"), which is recorded as a non-marketable investment held by the Company. Investments at accreted cost and held to maturity consist of U.S. Government securities used to fund the Company's venture capital activities in qualified Missouri businesses. See Note 21 for details on the Company's venture capital activities.

Office Equipment and Leasehold Improvements

Office equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of office equipment is provided using the accelerated method over the estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in income in the period realized.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. The Company does not amortize goodwill. In accordance with SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, management estimates the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected July 31 as its annual impairment testing date.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Loans and Advances

The Company offers transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of the Company's overall growth strategy. These loans are generally forgiven by a charge to "Employee compensation and benefits" over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at December 31, 2008 and 2007 was $2,483 and $2,516, respectively, with associated loss allowances of $1,186 and $737, respectively.

Federal Home Loan Bank Stocks

Federal Home Loan Bank stock of $616 and $206 at December 31, 2008 and 2007, respectively, included in "Other assets," is a required investment for institutions that are members of the Federal Home Loan Bank system and is recorded at cost. The required investment in the common stock is based on a predetermined formula.

Bank Deposits

The fair value of demand deposit accounts, interest bearing savings accounts with no stated maturity, and certain money market deposits is equal to the amount payable on demand (carrying value). The fair value of fixed maturity time deposits, such as certificate of deposits, approximates carrying value at December 31, 2008 and 2007. The carrying amount of interest payable approximates its fair value.

Federal Home Loan Bank Advances and Other Secured Financing

Advances from the Federal Home Loan Bank and federal funds purchased are recorded at outstanding principal plus accrued interest, which approximates fair value. The advances are secured by an assignment of certain loans held by Stifel Bank, as well as certain bank owned securities, and the federal funds purchased are secured by certain bank owned securities.

Legal Loss Allowances

The Company records loss allowances related to legal proceedings resulting from lawsuits and arbitrations, which arise from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that the ultimate resolution of certain of these claims will result in losses to the Company. The Company has, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information become available and due to subsequent events. Factors considered by management in estimating the Company's liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client's account, the possibility of wrongdoing on the part of the employee of the Company, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management's assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with counsel, management, based on its understanding of the facts, accrues what they consider appropriate to provide loss allowances for certain claims, which is included in the consolidated statements of financial condition under the caption "Accounts payable and accrued expenses."

Common Stock Warrants

From February 28, 2007, the date the Company acquired Ryan Beck Holdings, Inc. and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. ("Ryan Beck"), until June 22, 2007, the date shareholder approval was obtained to issue 750,000 warrants as part of the purchase consideration, the Company accounted for the stock warrants to be issued as a liability in accordance with the guidance provided by EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires equity-related financial instruments within its scope to be classified as assets or liabilities if (1) they require or may require net-cash settlement (including a requirement to net-cash settle if an event occurs that is outside the control of the issuer), or (2) they give the counterparty a choice of net-cash settlement or settlement in shares (physical or net-share settlement).

If the Company had not obtained shareholder approval by June 30, 2007, the Company would have been required to pay $20,000 in cash in lieu of warrants. Accordingly, the warrants were determined to be a liability recorded at fair value of $16,440 as of the date of closing. Changes in the fair value from February 28 to June 22, 2007 of $455 are included in "Other operating expenses" in the Company's consolidated statements of operations. Upon obtaining shareholder approval, the fair value of the warrants at that date of $16,895 was reclassified to stockholders' equity and is no longer required to be adjusted to fair value each reporting period. At December 31, 2008 and 2007, there were 747,419 and 748,704 warrants outstanding, respectively, to purchase shares of Company common stock at an exercise price of $24.00. See Note 3 for further information regarding the issuance of warrants in conjunction with the acquisition of Ryan Beck.

Revenue Recognition

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

Investment banking revenues include advisory fees, management fees, underwriting fees, net of reimbursable expenses, and sales credits earned in connection with the distribution of the underwritten securities. Investment banking management fees are recorded on the offering date, sales credits on the trade date, and underwriting fees at the time the underwriting is completed and the income is determinable. Revenues derived from contractual arrangements, typically advisory fees, are recorded when payments are earned and contractually due. Expenses associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. For the periods presented, there were no significant expenses recognized for incomplete transactions. The Company has not recognized any incentive income that is subject to contingent repayments.

Asset management and service fees are recorded based on the month-end assets in the accounts when earned and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees on managed accounts.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," using the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Under this method, SFAS 123R applies to new awards and to awards outstanding on the effective date as well as those that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, prior period amounts have not been restated to reflect the impact of SFAS 123R. Additionally, SFAS 123R amends SFAS No. 95, "Statement of Cash Flows," to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. See Note 19 for a further discussion of stock-based compensation.

Derivative Financial Instruments

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. The Company principally utilizes interest rate swaps, on occasion, to economically hedge the fair value of securities in its Fixed Income Capital Markets business; however, these derivatives do not qualify for, nor receive, SFAS 133 hedge accounting treatment. Accordingly, all derivatives are carried in the Company's consolidated statements of financial condition at fair value with any realized and unrealized gains or losses recorded in the consolidated statements of operations for that period. Any collateral exchanged as part of the swap agreement is recorded in broker receivables and payables in the consolidated statements of financial condition for the period.

The Company elects to net-by-counterparty the fair value of interest rate swap contracts as provided for under FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended by FASB Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39," as long as the contracts contain a legally enforceable master netting arrangement. The fair value of those swap contracts are netted by counterparty in the Company's consolidated statements of financial condition.

The Company did not have any open derivative positions at December 31, 2008 or 2007.

Leases

The Company leases office space and equipment under operating leases. The Company recognizes rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when the Company becomes legally obligated for the rent payments or the date on which the Company takes possession of the property. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in "Accounts payable and accrued expenses" in the consolidated statements of financial condition and amortizes the deferred rent over the lease term as a reduction to rent expense in the consolidated statements of operations.

Income Taxes

The Company utilizes the asset and liability approach defined in SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," as interpreted by FIN 48. The provision for income taxes and related tax accruals are based on management's consideration of known liabilities and tax contingencies for multiple taxing authorities. Known liabilities are amounts that will appear on current tax returns, amounts that have been agreed to in revenue agent revisions as the result of examinations by the taxing authorities, and amounts that will follow from such examinations but affect years other than those being examined. Tax contingencies are liabilities that might arise from a successful challenge by the taxing authorities taking a contrary position or interpretation regarding the application of tax law to the Company's tax return filings. Factors considered by management in estimating the Company's liability are results of tax audits, historical experience, and consultation with tax attorneys and other experts. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred taxes to amounts expected to be realized.

FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes-An interpretation of FAS Statement No. 109", clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. See Note 22 of for a further discussion on income taxes.

Earnings per share ("EPS")

Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share include dilutive stock options and stock units under the treasury stock method.

Comprehensive Income

SFAS No. 130, ("SFAS 130") "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenue, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

The components of accumulated other comprehensive income, net of related tax, at December 31, 2008 and 2007 consist of unrealized holding losses on available-for-sale securities. During the twelve months ended December 31, 2008, the Company recorded an other-than-temporary impairment charge, which resulted in a reclassification of unrealized losses out of accumulated other comprehensive income into earnings. For the twelve months ending December 31, 2007 there were no significant reclassifications of gains (losses) out of accumulated other comprehensive income into earnings.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation. The effect of these reclassifications on the Company's previously reported consolidated financial statements was not material.

Note 2 - Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position ("FSP") No. 140-4 and FIN 46R-8 ("FSP 140-4 and FIN 46R-8"), "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company on December 31, 2008.

In November 2008, the Emerging Issues Task Force reached a consensus on Issue No. 08-7 ("EITF 08-7"), "Accounting for Defensive Intangible Assets," which requires that a defensive intangible asset be accounted for as a separate unit of accounting and should not be included as part of the cost of the acquirer's existing intangible assets. In addition, EITF 08-7 requires that a defensive intangible asset be assigned a useful life that reflects the entity's consumption of the expected benefits related to the asset. EITF 08-7 is to be applied to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since this guidance will be applied prospectively, on adoption, there will be no impact to the Company's consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4 ("FSP FAS 133-1 and FIN 45-4"), "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161."  FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." Disclosures required by SFAS 161 are effective for the Company in the first quarter of fiscal 2009.

In June 2008, the FASB issued FSP EITF No. 03-6-1 ("FSP EITF 03-06-1"), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share." FSP EITF 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The adoption is not expected to impact the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 ("FSP 142-3"), "Determination of the Useful Life of Intangible Assets."  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets."  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the first quarter of fiscal 2009.

In September 2006, the FASB issued FASB Statement No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. Effective January 1, 2009, the Company adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for nonfinancial assets and liabilities will be applied prospectively, and there is not expected to be a material impact on the Company's consolidated financial statements.

In October 2008, the FASB issued FSP 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption.

Effective January 1, 2008, the Company adopted SFAS No. 159 ("SFAS 159"), "Fair Value Option for Financial Assets and Financial Liabilities." Under SFAS 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although the Company has adopted this standard, it has not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements - an  amendment of Accounting Research Bulletin No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2009. Early adoption is not permitted. Since this guidance will be applied prospectively, on adoption, there is not expect to be an impact to the Company's consolidated financial statements.

NOTE 3 - Acquisitions

2008 Acquisition

On December 31, 2008, the Company closed on the acquisition of Butler Wick, a privately-held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. The Company acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends the Company's geographic reach in the Ohio Valley region. The purchase price of $12,000 was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values and consolidated in the Company's financial statements. The excess purchase price over the estimated fair value of the tangible net assets purchased was $3,560. The allocation of the purchase price is based upon preliminary estimates, subject to revision after the valuation and integration planning has been finalized. Revisions to the allocation will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. Butler Wick reported net revenues of $28,892 for the year ended December 31, 2008. Pro forma information is not presented because the acquisition is not considered to be material.

2007 Acquisitions

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

Under the terms of the agreement, the Company paid initial consideration of $2,653 in cash and issued 3,701,400 shares of Company common stock valued at $27.70 per share which was the five day average closing price of Company common stock for the two days prior to, the day of, and two days subsequent to January 9, 2007, the date the negotiations regarding the principal financial terms were substantially completed, for a total initial consideration of $105,182. The cash portion of the purchase price was funded from cash generated from operations. In addition, the Company issued, upon obtaining shareholder approval, five-year immediately exercisable warrants to purchase up to 750,000 shares of Company common stock at an exercise price of $24.00 per share. Shareholders approved the issuance of the warrants on June 22, 2007. The estimated fair values of the warrants on date of closing and issuance were $16,440 and $16,895, respectively. See further discussion regarding the accounting for the warrants in Note 1.

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

The Company obtained the approval of shareholders on June 22, 2007 for the issuance of up to 1,500,000 additional shares of Company common stock for the payment of contingent earn-out consideration. The Company has estimated a potential private client contingent earn-out payment of approximately $21,000 based upon actual-to-date revenue production and current projections. On August 14, 2008, the Company agreed to prepay $9,585 of BankAtlantic's pro-rata share of that estimated private client contingent earn-out payment in exchange for a $10,000 permanent reduction of BankAtlantic's pro-rata share of the private client contingent payment. The Company elected to make such pre-payment using 233,500 shares of Company common stock at an agreed upon per share price of $41.05 per share. The Company recorded $5,469 for the remaining estimated contingent earn-out recorded at December 31, 2008. The Company paid the contingent payment of $1,790 related to the first year investment banking earn-out in 57,059 shares of Company common stock valued at $31.35 per share in the second quarter of 2008, with partial shares paid in cash. Based on current market conditions and the decrease in investment banking revenues, the Company will not be required to pay the second year investment banking contingent earn-out.

In addition to the transaction consideration described above, the Company i) established a retention program for certain associates of Ryan Beck valued at approximately $47,916, consisting of $24,423 employee loans paid in cash and 591,269 Company restricted stock units valued at $23,493 using a share price of $39.73, the price on the date of shareholder approval; and ii) issued 420,372 restricted stock units valued at approximately $16,673 using the price on the date of shareholder approval, in exchange for Ryan Beck appreciation units related to the Ryan Beck deferred compensation plan. On June 22, 2007 the Company obtained shareholder approval for the Stifel Financial Corp. 2007 Incentive Stock Plan (for Ryan Beck Employees) from which the above units were issued. Additionally, as a result of the amendment to the Ryan Beck deferred compensation plans in June 2007, the Company recorded a $20,568 charge to "Employee compensation and benefits." See Note 19 for further details.

The following unaudited pro forma financial data assumes the acquisition of Ryan Beck had occurred at the beginning of each period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The unaudited pro forma results do not include any anticipated Ryan Beck future cost savings related to the elimination of clearing fees and redundant corporate overhead expenses.

Year Ended
(in thousands, except per share data)	December 31, 2007(unaudited)	December 31, 2006(unaudited)
Total revenues	$ 799,917	$ 664,273
Net income (loss)	$ 28,458	$ (232)
Diluted earnings (loss) per share	$ 0.93	$ (0.01)
Diluted weighted average shares outstanding (1)	27,573	21,230

(1)     For 2006, basic and diluted shares are the same, as dilutive securities related to employee benefit plans would be anti-dilutive.

The above unaudited results for each year include compensation expense related to the amortization of $24,423 employee loans paid in cash and 591,269 restricted stock units valued at $23,493 in the establishment of the Ryan Beck retention program and compensation expense related to the exchange for Ryan Beck appreciation units related to the Ryan Beck deferred compensation plan.

On April 2, 2007, the Company completed its acquisition of First Service Financial Company ("First Service"), a Missouri corporation, and its wholly-owned subsidiary First Service Bank, a Missouri bank, by means of the merger (the "Merger") of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of the Company, with AcquisitionCo surviving the Merger. The acquisition was completed to serve the Private Client Group more effectively and to position the Company for growth by leveraging its large private client network. The total consideration paid by the Company in the Merger for all of the outstanding shares of First Service was $37,896 in cash; of this amount, approximately $990 has been deposited into escrow pending satisfaction of certain contingencies provided for in an escrow agreement among the Company, First Service, AcquisitionCo, UMB Bank, N.A., as escrow agent, and the shareholders' committee specified in the escrow agreement. The amount place in escrow was released to First Service during 2008. The acquisition was funded by the net proceeds to the Company from the sale of the Junior Subordinated Debentures to Stifel Financial Capital Trust III (See Note 13). Upon consummation of the Merger, the Company became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, First Service converted its charter from a Missouri bank to a Missouri trust company and changed its name to Stifel Bank & Trust. Insignificant adjustments were made to the purchase price allocation during 2008 related to an income tax refund of $103 received during the year. The goodwill and intangible assets of $18,842 were assigned to a newly created "Stifel Bank" operating segment. Supplemental pro forma information is not presented because the acquisition is not considered to be material. The total amount of goodwill and intangible assets is not deductible for tax purposes.

2006 Acquisition

On December 5, 2006, the Company closed on the acquisition of the private client business and purchased certain assets and assumed certain lease obligations of Miller Johnson Steichen and Kinnard ("MJSK"), a privately held broker dealer. Under the terms of the agreement the Company paid $7,780 in cash. In addition, the Company paid $440 for transfer and legal fees. The acquisition was made to continue to grow the Company's Private Client business. In addition in January 2007, Stifel Nicolaus issued approximately $4,133 in upfront notes and $493 in Company restricted stock units to certain financial advisors. The summary of the fair values of the net assets acquired as of December 5, 2006, is as follows: customer list of $2,296, goodwill of $4,846, non-compete agreements of $734, and fixed assets of $344. The customer list is amortized over a ten-year period and the non-compete agreements are amortized over a five-year period. The goodwill is deductible for tax purposes. Supplemental pro forma information is not presented because the acquisition is not considered to be material. The results of operations of MJSK are included in the Company's consolidated statements of operations from the date of acquisition.

2005 Acquisition

On December 1, 2005, the Company closed on the acquisition of the LM Capital Markets from Citigroup Inc. The LM Capital Markets business was part of Legg Mason Wood Walker, Inc. ("LMWW"), which Citigroup Inc. acquired from Legg Mason, Inc. in a substantially simultaneous closing. The LM Capital Markets business acquired by the Company included the Investment Banking, Equity and Fixed Income Research, Equity Sales and Trading, and Taxable Fixed Income Sales and Trading Department of LMWW. A component of the purchase price included a contingent earn-out payment of up to an additional $30,000 based on the performance of the combined capital markets business of both the Company's pre-closing Fixed Income and Equity Capital Markets business and LM Capital Markets for three years after the acquisition date starting on January 1, 2006. During fiscal years 2008, 2007 and 2006, the Company recorded an earn-out liability of $16,255, $9,940 and $360, respectively, which was accounted for as additional purchase price.

NOTE 4 - Fair Value Measurements

The following table presents the valuation of the Company's financial instruments measured at fair value on a recurring basis by pricing levels as of December 31, 2008:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Cash equivalents	$ 172,589	$ --	$ --	$ 172,589

Trading securities owned and pledged:
U.S. government and agency securities	13,876	26,525	--	40,401
State and municipal bonds	4,397	20,553	7,143	32,093
Corporate obligations	11,820	27,150	4,161	43,131
Corporate stocks	14,094	--	11,366	25,460
Total trading securities owned and pledged	44,187	74,228	22,670	141,085

Available-for-sale securities:
U.S. government agencies	--	8,591	--	8,591
State and political subdivisions	--	1,531	--	1,531
Mortgage-backed securities- agency collateralized	--	12,430	--	12,430
Mortgage-backed securities- non-agency collateralized	--	17,422	--	17,422
Asset-backed securities	--	- -	10,423	10,423
Total available-for-sale securities	--	39,974	10,423	50,397

Investments:
Marketable equity securities	2,668	--	--	2,668
Mutual funds	23,082	--	--	23,082
U.S. government obligations	9	7,123	--	7,132
Other investments	90	419	5,169	5,678
Total investments	25,849	7,542	5,169	38,560
Total assets measured at fair value on a recurring basis	$ 242,625	$ 121,744	$ 38,262	$ 402,631
Liabilities
Trading securities sold, but not yet purchased:
U.S. government and agency securities	$ 33,279	$ --	$ --	$ 33,279
State and municipal bonds	--	154	--	154
Corporate obligations	24,081	37,931	--	62,012
Corporate stocks	3,489	--	--	3,489
Total trading securities sold, but not yet purchased	60,849	38,085	--	98,934
Total liabilities measured at fair value on a recurring basis	$ 60,849	$38,085	$ --	$ 98,934

The Company's investment in a convertible promissory note issued by FSI and U.S. Government securities used to fund the Company's venture capital activities in qualified Missouri business are classified as held-to-maturity and included in "Investments" in the consolidated statements of financial condition and therefore not included in the above analysis of fair value at December 31, 2008. See Note 21 for further details on the Company's venture capital activities and Note 27 for details regarding our investment in FSI.

The following table presents the changes in fair value carrying values associated with Level III financial instruments during the twelve months ended December 31, 2008:

(in thousands)	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Balance, beginning of period	$ --	$ 10,074	$ 5,653	$ 15,727
Unrealized losses
Included in net income relating to instruments still held at the reporting date	(2,114)	--	(1,907)	(4,021)
Included in other comprehensive income	--	(5,456)	--	(5,456)
Realized gains (losses)	--	--	--	--
Purchases, issuances, and settlements	8,625	(8,305)	1,385	1,705
Transfers in to level 3	16,159	21,684	38	37,881
Transfers out of Level 3	--	(7,574)	--	(7,574)
Balance at December 31, 2008	$ 22,670	$ 10,423	$ 5,169	$ 38,262

The results included in the table above are only a component of the overall trading strategies of the Company. The table above does not present Level I or Level II valued assets or liabilities. The Company did not have any Level III liabilities at December 31, 2008 or January 1, 2008. The changes to the Company's Level III classified instruments were principally a result of: transfers of preferred and municipal auction rate securities from Level II into Level III during the first quarter; purchases during the second and third quarter; unrealized losses; sales of auction rate securities at par during the third quarter; and transfers out at the end of the second quarter. On June 30, 2008, Stifel Bank transferred an asset-backed security with a par value of $10,000 from its available-for-sale portfolio to its held-to-maturity portfolio. The estimated fair value at the date of transfer was $7,574. See further discussion regarding this transfer in Note 6. During September 2008, auction rate securities with a par value of $11,600 were called at par. The Company was carrying these auction rate securities at the estimated fair value of $11,020 due to the illiquid markets for these types of securities. As a result, the $580 unrealized loss and related deferred tax benefit were removed from accumulated other comprehensive income.

NOTE 5 - Securities Owned and Securities Sold, But Not Yet Purchased

The components of securities owned and securities sold, but not yet purchased at December 31, 2008 and 2007, are as follows:

	December 31, 2008		December 31, 2007
(in thousands)		Sold, But Not Yet Purchased		Sold, But Not Yet Purchased
Securities, at fair value	Owned		Owned
U.S. Government obligations	$ 40,401	$ 33,279	$ 53,086	$ 15,582
State and municipal bonds	32,093	154	52,257	68
Corporate obligations	43,131	62,012	14,150	11,856
Corporate stocks	25,460	3,489	17,565	9,107
	$ 141,085	$ 98,934	$ 137,058	$ 36,613

The Company pledges securities owned as collateral to counterparties, who have the ability to repledge the collateral; therefore, the Company has reported the pledged securities under the caption "Securities owned and pledged, at fair value" in the consolidated statements of financial condition.

NOTE 6 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of Stifel Bank's available-for-sale securities and held-to-maturity securities at December 31, 2008 and 2007:

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government agencies	$ 8,447	$ 144	$ --	$ 8,591
State and political subdivisions	1,513	19	(1)	1,531
Mortgage-backed securities-agency collateralized	12,821	--	(391)	12,430
Mortgage-backed securities-non-agency collateralized	23,091	--	(5,669)	17,422
Asset-backed securities	11,400	--	(977)	10,423
	$ 57,272	$ 163	$ (7,038)	$ 50,397

Held-to-maturity:
Asset-backed securities	$ 7,574	$ --	$ --	$ 7,574
	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government agencies	$ 22,485	$ 278	$ (1)	$ 22,762
State and political subdivisions	15,121	5	--	15,126
Mortgage-backed securities-agency collateralized	13,465	--	(10)	13,455
Mortgage-backed securities-non-agency collateralized	14,444	232	--	14,676
Corporate bonds	2,993	--	(23)	2,970
Asset-backed securities	19,699	--	(1,581)	18,118
	$ 88,207	$ 515	$ (1,615)	$ 87,107

During the year ended December 31, 2008, available-for-sale securities with an aggregate par value of $37,206 were called by the issuing agencies or matured, including $11,600 par value of auction rate securities, resulting in no gains or losses recorded through the consolidated statement of operations. Additionally, for 2008, the Company received principal payments on asset-backed and mortgage-backed securities of $3,751. During the second quarter of 2008, the Company sold corporate bonds for the approximate carrying value (fair value) of $2,993. There were no calls, sales, maturities, or principal payments during the year ended December 31, 2007. During 2008, unrealized losses, net of deferred tax benefits, of $5,635 were recorded in accumulated other comprehensive loss. During 2007, unrealized losses, net of deferred tax benefits, of $660 were recorded in accumulated other comprehensive loss.

On June 30, 2008, Stifel Bank transferred a $10,000 par value asset backed securities, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from its available-for-sale securities portfolio to its held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income is being amortized as an adjustment of yield over the remaining life of the security. Amortization of $33, net of tax, related to the unrealized loss was recorded as an adjustment of yield for the period July 1, 2008 to December 31, 2008. The estimated fair value of these held-to-maturity securities at December 31, 2008 was $6,250. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics. Based upon the results of this analysis and Stifel Bank's intent and ability to hold this investment to maturity, the Company has determined that the expected cash flows of this investment support the estimated fair value.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2008 by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 4,193	$ 4,012	$ --	$ --
One to three years	7,651	6,921	--	--
Three to five years	2,061	2,072	--	--
Five to ten years	7,455	7,540	--	--
Over ten years	--	--	7,574	6,250
Mortgage-backed securities:
Five to ten years	9,967	8,502	--	--
Over twenty-five years	25,945	21,350	--	--
	$ 57,272	$ 50,397	$ 7,574	$ 6,250

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $43,151 and $12,105 at December 31, 2008 and 2007, respectively.

Certain investments in the available-for-sale portfolio at December 31, 2008 are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at December 31, 2008 was $39,363, which was approximately 78% of the Company's available-for-sale investment portfolio. The amortized cost basis of these investments was $46,401 at December 31, 2008. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at December 31, 2008:

	Less than 12 months		12 months or more		Total
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
State and political subdivisions	$ (1)	$ 500	$ --	$ --	$ (1)	$ 500
Mortgage-backed securities-agency collateralized	(391)	12,430	--	--	(391)	12,430
Mortgage-backed securities- non-agency collateralized	(5,669)	17,422	--	--	(5,669)	17,422
Asset-backed securities	(181)	4,747	(796)	5,676	(977)	10,423
	$ (6,242)	$ 35,099	$ (796)	$ 5,676	$ (7,038)	$ 40,775

Stifel Bank's investment in a held-to-maturity asset-backed security consists of investment grade pools of trust preferred securities related to banks. Unrealized losses were caused primarily by: 1) widening of credit spreads; 2) illiquid markets for collateralized debt obligations; 3) global disruptions in the credit markets; and 4) increased supply of collateralized debt obligation secondary market securities from distressed sellers. There have been no adverse changes to the estimated cash flows of these securities.

Stifel Bank's available-for-sale securities and held-to-maturity security are reviewed quarterly in accordance with its accounting policy for other-than-temporary impairment, which is described in Note 1, and since the decline in fair value of the securities presented in the table above is attributable to changes in interest rates and the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market and not credit quality and because the Company has the ability and intent to hold these investments until a fair value recovery or maturity, it does not consider these securities to be other-than-temporarily impaired as of December 31, 2008.

The Company determined that two securities in the portfolio were other-than-temporarily impaired and recognized a loss of $2,419 in income for the year ended December 31, 2008. No securities were identified as other-than-temporarily impaired during the year ended December 31, 2007.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at December 31, 2008 and 2007:

	2008		2007
	Balance	%	Balance	%
(in thousands)
Commercial real estate	$ 41,563	22%	$ 39,184	30%
Construction and land	13,968	8%	24,447	19%
Commercial	27,538	15%	31,526	25%
Residential real estate	55,661	30%	27,628	21%
Home equity lines of credit	28,612	15%	1,524	1%
Consumer	19,628	10%	3,474	3%
Other	34	--%	570	1%
	187,004	100%	128,353	100%
Unamortized loan origination costs, net of loan fees	1,038		--
Loans in process	(3,878)		--
Allowance for loan losses	(2,448)		(1,685)
	$ 181,716		$ 126,668

Changes in the allowance for loan losses at Stifel Bank were as follows:

	Year Ended
	December 31, 2008	December 31, 2007*
(in thousands)
Allowance for loan losses, beginning of period	$ 1,685	$ --
Acquisition of Stifel Bank	--	1,127
Provision for loan loss charged to operations	1,923	558
Charge-offs:
Commercial real estate	(253)	--
Real estate construction loans	(414)	--
Construction and land	(493)	(2)
Total charge-offs	(1,160)	(2)
Recoveries	--	2
Allowances for loan losses, end of period	$ 2,448	$ 1,685

Net charge-offs to average bank loans, net outstanding	0.64%	0.00%

*    The results of Stifel Bank & Trust are included prospectively from the date of acquisition of April 2, 2007.

At December 31, 2008 Stifel Bank had $30,799 in mortgage loans held for sale. For the year ended December 31, 2008, Stifel Bank recognized a gain of $2,089 from the sale of loans originated for sale, net of fees and costs to originate these loans.

Included in the loan portfolio at December 31, 2008 and 2007 are impaired loans totaling $573 and $657, respectively, for which there are specific loss allowances of $189 and $328, respectively. During the third quarter 2008, Stifel Bank obtained a deed in lieu of foreclosure on a residential construction development with an outstanding loan balance of $1,075, which was then transferred into "Bank foreclosed assets held for sale" at its estimated fair value less cost to sell, resulting in an immaterial charge-off. There were no other non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2008 or December 31, 2007. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year were immaterial to the consolidated financial statements. There were no troubled debt restructurings during the years ended December 31, 2008 and 2007.

At December 31, 2008 and 2007, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $1,578 and $4,194, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $48 and $260, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

Note 8 - Office equipment and leasehold improvements

The following is a summary of office equipment and leasehold improvements as of December 31, 2008 and 2007.

(in thousands)	2008	2007
Land	$ --	$ 792
Furniture and fixtures	70,049	55,589
Building, leasehold and land improvements	31,791	25,407
	101,840	81,788
Less accumulated depreciation and amortization	(54,075)	(41,127)
	$ 47,765	$ 40,661

For the years ended December 31, 2008, 2007 and 2006, depreciation and amortization of owned furniture and equipment, and leasehold improvements totaled $12,948, $10,643, and $4,948, respectively, and are included in "Occupancy and equipment rental" on the consolidated statements of operations.

NOTE 9 - Goodwill and Intangible Assets

The Company completed an annual goodwill impairment test as of July 31 in each of the years ended December 31, 2008, 2007, and 2006 in accordance with SFAS 142. The Company's testing did not indicate any impairment of the carrying value of goodwill. Additionally, there were no events or changes in circumstances indicating that goodwill might be impaired from the impairment test date through December 31, 2008. Substantially all of our goodwill is in our Private Client Group and Equity Capital Markets segments. Our Private Client Group segment generated record net revenues in 2008 and our Equity Capital Markets segment had its second best year following its record net revenues in 2007.

The carrying amount of goodwill and intangible assets attributable to each of the Company's reportable segments is presented in the following table:

(in thousands)	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2007	$ 42,303	$ 25,528	$ 7,267	$ 16,788	$ 91,886
Acquisitions/purchase price adjustments	16,070	16,340	4,085	(103)	36,392
Balance at December 31, 2008	58,373	41,868	11,352	16,685	128,278

Intangible Assets
Balance at December 31, 2007	12,336	3,394	1,212	1,773	18,715
Net additions	--	350	--	--	350
Transfers	574	(600)	26	--	--
Amortization of intangible assets	(2,022)	(487)	(153)	(419)	(3,081)
Balance at December 31, 2008	10,888	2,657	1,085	1,354	15,984

Total goodwill and intangible assets	$ 69,261	$ 44,525	$ 12,437	$ 18,039	$144,262

The changes in goodwill during 2008 primarily consist of accruals for the third year contingent payment for the LM Capital Markets of $16,255, contingent payments, accruals and purchase price adjustments of $16,698 for the Ryan Beck acquisition and the purchase of Butler Wick on December 31, 2008.

Intangible assets consist of acquired customer lists, core deposits, and non-compete agreements that are amortized to expense over their contractual or determined useful lives, as well as backlog, which is amortized against revenue as specific transactions are closed. The gross and accumulated amortization balances of intangibles are as follows:

	December 31, 2008			December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$ 19,533	$ 5,371	$ 14,162	$ 19,533	$ 3,301	$ 16,232
Core deposits	2,157	804	1,353	2,157	384	1,773
Other	2,584	2,115	469	2,234	1,524	710
	$ 24,274	$ 8,290	$ 15,984	$ 23,924	$ 5,209	$ 18,715

Aggregate amortization expense related to intangible assets was $3,081, $3,601, and $815 for each of the years ended December 31, 2008, 2007, and 2006, respectively. Estimated annual amortization expense for the next five years is: 2009 - $2,372; 2010 - $2,093; 2011 - $1,896; 2012 - $1,618; and 2013 - $1,461. The weighted-average remaining lives of the following intangible assets at December 31, 2008 are: customer lists 6.5 years; core deposits 6.5 years; and non-compete agreements 0.8 years.

NOTE 10 - Short-Term Borrowings from Banks

The Company's short-term financing related to the broker-dealer business is generally obtained through the use of bank loans and securities lending arrangements. Stifel Nicolaus borrows from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the consolidated statements of financial condition. Available ongoing credit arrangements with banks totaled $600,000 at December 31, 2008, all of which was unused. There are no compensating balance requirements under these arrangements. At December 31, 2008, there were no short-term  borrowings from banks. At December 31, 2007, short-term borrowings from banks were $127,850 at an average rate of 4.53%, which were collateralized by company-owned securities valued at $151,714. The average short-term bank borrowing was $132,660, $156,778, and $148,683 in 2008, 2007, and 2006, respectively, at weighted average daily interest rates of 2.28%, 4.86%, and 5.36%, respectively. At December 31, 2008 and 2007, Stifel Nicolaus had a stock loan balance of $16,987 and $138,475, respectively, at weighted average daily interest rates of 0.52% and 4.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $105,424, $119,590, and $114,913 in 2008, 2007, and 2006, respectively, at weighted average daily effective interest rates of 2.47%, 4.82%, and 4.85%, respectively. Customer owned securities were utilized in these arrangements.

NOTE 11 - Federal Home Loan Bank Advances and Other Secured Financing

At December 31, 2008, Stifel Bank had $6,000 of credit extended from the Federal Home Loan Bank, consisting of advances. Of the $6,000 advances outstanding, $4,000 is at a rate of 2.86% and matures on April 30, 2009, and $2,000 is at a rate of 3.20% and matures on April 30, 2010. Stifel Bank did not have any such advances outstanding at December 31, 2007. The average Federal Home Loan Bank advances outstanding were $10,739 and $3,642 in 2008 and 2007, respectively, at weighted average daily interest rates of 2.56% and 5.32%, respectively.

In 2008 and 2007, Stifel Bank had average federal funds and repurchase agreements outstanding of $887 and $119, respectively, at weighted average interest rates of 2.30% and 3.33%, respectively.

NOTE 12 - Bank Deposits

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at December 31, 2008 and 2007 are summarized as follows:

(in thousands)	2008	2007
Demand deposits-non-interest bearing	$ 23,162	$ 9,260
Demand deposits-interest bearing	4,258	3,054
Money market accounts	232,935	133,057
Savings accounts	341	365
Certificates of deposit, less than $100	13,436	27,324
Certificates of deposit, $100 and greater	10,666	19,421
	$ 284,798	$ 192,481

The weighted average interest rate on deposits was approximately 0.4% and 4.3% at December 31, 2008 and 2007, respectively.

Scheduled maturities of certificates of deposit at December 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007
Certificates of deposit, less than $100:
Within one year	$ 8,525	$ 22,984
One to three years	3,562	2,998
Over three years	1,349	1,342
	$ 13,436	$ 27,324
Certificates of deposit, $100 and greater:
Within one year	$ 7,455	$ 16,002
One to three years	1,949	2,501
Over three years	1,262	918
	$ 10,666	$ 19,421

At December 31, 2008 and 2007, the amount of deposits includes deposits of related parties, including $228,653 and $118,160, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $750 and $1,114, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At December 31, 2008 and 2007, customer demand deposit overdrafts of $34 and $570, respectively, have been recorded as "Bank loans" on the consolidated statements of financial condition.

NOTE 13 - Debentures to Stifel Financial Capital Trusts

On August 12, 2005, the Company completed its private placement of $35,000 of 6.38% Cumulative Trust Preferred Securities. The trust preferred Securities were offered by Stifel Financial Capital Trust II (the "Trust II"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on September 30, 2035, but may be redeemed by the Company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by the Trust II. The debenture bears the same terms as the trust preferred securities and is presented as "Debenture to Stifel Financial Capital Trust II" in the consolidated statements of financial condition.

On March 30, 2007, the Company completed its private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the "Trust III"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on June 6, 2037, but may be redeemed by the Company and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" in the Company's consolidated statements of financial condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of Stifel Bank.

On June 28, 2007, the Company completed its private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the "Trust IV"), a non-consolidated wholly-owned Delaware business trust subsidiary of the Company. The trust preferred securities mature on September 6, 2037, but may be redeemed by the Company and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from the Company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" in the Company's consolidated statements of financial condition. The net proceeds to the Company from the sale of the Junior Subordinated Debentures to Trust IV were used to call on July 13, 2007 the Company's $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

On November 28, 2007, the Company purchased $10,000 par value of 6.78% Cumulative Trust Preferred Securities in an open market transaction for $6,250. The Cumulative Trust Preferred Securities were originally offered and sold by Stifel Financial Capital Trust IV. As a result, the Company extinguished $10,000 of its debenture to Stifel Financial Capital IV and recorded an approximate $3,750 gain before certain expenses and taxes in the fourth quarter of 2007 reflected in "Other revenues" on the Company's consolidated statements of operations.

Additionally, On November 4, 2008, the Company issued 142,196 shares of Company common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities, originally offered and sold by Stifel Financial Capital Trust IV. As a result, the Company extinguished $12,500 of its debenture to Stifel Financial Capital Trust IV in the fourth quarter of 2008 and recorded an approximate $6,700 gain before certain expenses and taxes reflected in "Other revenues" on the Company's consolidated statements of operations.

NOTE 14 - Liabilities Subordinated to Claims of General Creditors

The Company has a deferred compensation plan available to financial advisors who achieve a certain level of production, whereby a certain percentage of their earnings are deferred as defined by the plan, a portion of which is deferred in stock units and the balance into optional investment choices. The Company obtained approval from the New York Stock Exchange to subordinate the liability for future payments to financial advisors for that portion of compensation not deferred in stock units. The Company issued cash subordination agreements to participants in the plan pursuant to provisions of Appendix D of Exchange Act Rule 15c3-1 and included in its computation of net capital the following (in thousands):

	Distribution January 31,
Plan Year		Amount
2003	2009	$ 1,300
2004	2010	1,391
2005	2011	1,474
2006	2012	1,722
2007	2013	2,328
		8,215
	Unamortized expense	(3,853)
		$ 4,362

At December 31, 2008, the fair value of the liabilities subordinated to claims of general creditors using interest rates commensurate with borrowings of similar terms was $7,552.

NOTE 15 - Commitments and Contingencies

Concentration of Credit Risk

The Company provides investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. The Company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2008 and 2007, the Company did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open December 31, 2008, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, the Company had pledged customer-owned securities valued at $56,342 to satisfy the minimum margin deposit requirement of $46,929 at December 31, 2008.

In connection with margin deposit requirements of the National Securities Clearing Corporation, the Company had deposited $18,000 in cash at December 31, 2008, which satisfied the minimum margin deposit requirements of $12,846.

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

The Company has received inquiries from the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), and several state regulatory authorities requesting information concerning the Company's transactions in auction rate securities. Additionally, the Company and its subsidiary Stifel Nicolaus have been named in civil suits. See further information regarding the civil suits in Note 16.

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 20 for further details.

Concentration of Credit Risk

The Company provides investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. The Company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2008 and 2007, the Company did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Lease Commitments

The future minimum rental and third-party vendor service commitments at December 31, 2008, with initial or remaining non-cancelable terms in excess of one year, some of which contain escalation clauses and renewal options, are as follows (in thousands):

Year Ended December 31	Operating Leases and Service Agreements
2009	$ 41,054
2010	30,224
2011	22,997
2012	16,236
2013	13,187
Thereafter	36,168
Minimum Commitments	$ 159,866

Rental expense for the years ended December 31, 2008, 2007, and 2006, was $31,736, $29,614, and $15,197, respectively. The Company amortizes office lease incentives and rent escalations on a straight-line basis over the life of the lease.

Note 16 - Legal Proceedings

The Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from it securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.  Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding its business which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. The Company is contesting the allegations in these claims, and believes that there are meritorious defenses in each of these lawsuits, arbitrations and regulatory investigations. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In management's opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

The regulatory investigations include inquiries from the SEC, the FINRA and several state regulatory authorities requesting information concerning the Company's activities with respect to ARS, and inquiries from the SEC and a state regulatory authority requesting information relating to the Company's role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). The Company intends to cooperate fully with the SEC, FINRA and the several states in these investigations.  While it is management's opinion that based upon currently available information and review with outside counsel that no adverse regulatory action should be taken against the Company or its subsidiaries in connection with these investigations, there can be no assurance that regulatory action will not be taken.

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets. The Company believes that based upon currently available information and review with outside counsel that it has meritorious defenses to this lawsuit, and intends to vigorously defend all claims asserted therein.

Additionally, the Company is named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin on September 29, 2008. The lawsuit has been filed against the Company, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts ("the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin on October 31, 2008. The suit arises out of the purchase of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. The Company served as placement agent/broker in connection with the OPEB trusts purchase of the investments. The total amount of the investments made by the OPEB trusts was $200,000. Plaintiffs assert that the school districts contributed $37,500 to the OPEB trusts to purchase the investments. The balance of $162,500 used to purchase the investments was borrowed by the OPEB trusts. The recourse of the lender is the OPEB trust assets and the moral obligation of the school districts. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and the Company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs in violation of the Wisconsin Securities Act. The Company believes the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, receipt of a written acknowledgement of risks from the Plaintiffs. The Company believes that based upon currently available information and review with outside counsel that it has meritorious defenses to this lawsuit, and intends to vigorously defend all of the Plaintiffs' claims.

In connection with ARS, the Company's U.S. broker-dealer subsidiaries have been subject to ongoing investigations by the SEC and other regulatory authorities, with which it is cooperating fully as stated above. The Company is also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations in connection with the sale of ARS, which it is vigorously defending. As of February 20, 2009, our clients held approximately $243,000 of ARS.

Several large banks and brokerage firms, most of which were the primary underwriters of and supported the auctions for, ARS have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company is, in conjunction with other industry participants actively seeking solutions to ARS'illiquidity, which may include the restructuring and refinancing of those ARS. Should these issuer redemptions and refinancings continue, the Company's clients' holdings could be reduced further, however, there can be no assurance these events will continue. Additionally, on February 11, 2009 the Company announced a voluntary partial repurchase plan for certain ARS. Under the voluntary plan, and subject to applicable regulatory limitations, the Company will offer to purchase, at par, the greater of 10% or twenty-five thousand dollars of ARS held by retail clients who purchased these securities from the Company prior to the ARS market collapse and who continue to hold them in retail clients' accounts. In exchange, the Company will take an assignment of clients' actionable legal claims against the major ARS market participants for the amounts repurchased. The proposed plan, if fully implemented, would provide a measure of liquidity to the frozen ARS market, and result in approximately 40% of its retail clients receiving 100% liquidity for their ARS. Based on further review of the voluntary repurchase plan, previously announced on February 11, 2009, the Company has determined that it may increase the amount of ARS that it will voluntarily repurchase from certain of its clients who purchased and continue to hold ARS, depending upon future circumstances. The plan excludes employee accounts. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS at par from its clients in addition to the ARS repurchased as a result of the announced voluntary partial repurchase plan as stated above, the Company would be required to assess whether it had sufficient regulatory capital or borrowing capacity to do so, and there is no assurance that it would have such capital or capacity. In addition, while the Company believes it has made adequate provision for loss related to the buyback of ARS held by retail clients, additional losses may be incurred related to the resolution of all pending claims, inquiries or investigations which would adversely affect the Company's results of operations and financial position.

NOTE 17 - Regulatory Capital Requirements

Broker-dealers may be prohibited from expanding their business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory organization, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and Butler Wick have chosen to calculate their net capital under the alternative method which prescribes that their net capital shall not be less than the greater of $1,000 and $250, respectively, or two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At December 31, 2008, Stifel Nicolaus had net capital of $188,828, which was 58.0% of aggregate debit items and $178,720 in excess of minimum required net capital. CSA had net capital of $2,054, which was $1,869 in excess of minimum required net capital. Butler Wick had net capital of $3,006, which was $2,756 in excess of minimum required net capital.

The Company's international subsidiary, SN Ltd is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2008, SN Ltd's capital and reserves were $7,281, which was $7,043 in excess of the financial resources requirement under the rules of the FSA.

The Company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Missouri State Division of Finance, respectively. Additionally, Stifel Bank is regulated by the Federal Depository Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Stifel Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

Stifel Financial Corp.
Federal Reserve Capital Amounts

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 501,743	49.7%	$ 80,843	8.0%	$ 101,054	10.0%
Tier 1 capital to risk-weighted assets	$ 499,295	49.4%	$40,421	4.0%	$ 60,632	6.0%
Tier 1 capital to adjusted average total assets	$ 499,295	32.3%	$61,785	4.0%	$ 77,231	5.0%

 Stifel Bank & Trust
Federal Reserve Capital Amounts

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 42,397	13.1%	$25,946	8.0%	$ 32,432	10.0%
Tier 1 capital to risk-weighted assets	$ 39,949	12.3%	$ 12,973	4.0%	$ 19,459	6.0%
Tier 1 capital to adjusted average total assets	$ 39,949	13.0%	$ 12,281	4.0%	$ 15,351	5.0%

NOTE 18 - Employee Benefit Plans

The Company has a profit sharing 401(k) plan (the "401k plan") covering qualified employees as defined in the plan. Effective January 1, 2006, contributions to the 401k plan were based upon a Company match of 50% of the employees' first two thousand dollars in annual contributions. Additional contributions by the Company are discretionary. Under the 401k plan, participants can purchase up to 500,000 shares of the Company's common stock. The amounts charged to "Employee compensation and benefits" for the 401k plan were $1,871, $2,058, and $1,233 for 2008, 2007, and 2006, respectively.

The Company has an employee stock ownership plan (the "ESOP") covering qualified employees as defined in the plan. Employer contributions are made to the ESOP as determined by the Compensation Committee of the Board of Directors of the Company on behalf of all eligible employees based upon the relationship of individual compensation (up to a maximum of $225) to total compensation. In 1997, the Company purchased 496,125 shares for $3,178 and contributed these shares to the ESOP. The unallocated shares are being released for allocation to the participants based upon employer contributions to fund an internal loan between the Company and the ESOP. At December 31, 2008, the plan held 441,423 shares, of which 146,421 shares, with a fair value of $6,713, were unallocated. The Company records compensation expense based upon the market value of the Company stock on the date of payment of the internal loan. The Company charged to "Employee compensation and benefits" $1,212, $1,089, and $798 for the ESOP contributions for 2008, 2007, and 2006, respectively.

NOTE 19 - Stock-Based Compensation Plans

The Company maintains several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards and stock units to its employees. Awards under the Company's incentive stock award plans are granted at market value at the date of grant. Options expire ten years from the date of grant. Unless otherwise discussed below, the awards generally vest ratably over a three- to eight-year vesting period.

In addition to the incentive stock award plans for employees, the Company maintains the Equity Incentive Plan for Non-Employee Directors, as amended (the "Non-Employee Directors Plan"), which permits awards of incentive stock options and stock units to the Company's non-employee directors. Incentive awards granted under the Non-Employee Directors Plan that are not director fees are exercisable six months to one year from the date of grant. Director compensation is deferred through the granting of stock units. These units are 100% vested and are distributable after five full calendar years. The Company expenses the non-employee directors' fees on the grant date. The aggregate number of shares of the Company's stock available for issuance under the Non-Employee Directors Plan will not exceed 525,000.

On June 22, 2007, the Company's shareholders approved the Stifel Financial Corp. 2007 Incentive Stock Plan (for Ryan Beck Employees) ("2007 Incentive Plan"). The 2007 Incentive Plan permits awards of incentive stock options, stock appreciation rights, restricted stock, performance awards and stock units to employees of Ryan Beck. The restricted stock units granted will vest over a three- to seven-year period. See Note 3 for a discussion of the Company's acquisition of Ryan Beck.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, the Company is authorized to grant an additional 5,494,990 shares at December 31, 2008

Stock-based compensation expense included in "Employee compensation and benefits" in the consolidated statements of operations for the Company's incentive stock award plans was $52,594, $54,640 and $34,218 in 2008, 2007 and 2006, respectively. The related income tax benefit recognized in income was $10,762, $8,358 and $9,419 in 2008, 2007 and 2006, respectively.

Stock Options

The Company has substantially eliminated the use of stock options as a form of compensation. For the years ended December 31, 2008 and 2007, no options were granted. In 2006, the weighted-average fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that utilized the following weighted-average assumptions: dividend yield of 0.00%; expected volatility of 34.7%; risk-free interest rates of 4.71%; and expected lives of 5.37 years. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life.

A summary of the status of the Company's stock option plans as of December 31, 2008, and changes during 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	1,733,847	$ 7.59
Granted	--	--
Exercised	(359,201)	6.15
Forfeited	(4,647)	17.35
Expired	(3,100)	8.20
Outstanding at end of year	1,366,899	7.93	3.36	$ 51,826
Options exercisable at year-end	1,282,133	$ 7.00	3.12	$ 49,805

As of December 31, 2008, there was approximately $675 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted average period of 1.70 years. The weighted average grant date fair value of stock options granted was $10.41 for 2006. The total intrinsic value of options exercised was $10,344, $9,147, and $5,119 for 2008, 2007 and 2006 respectively. The total fair value of options vested during the years ended December 31, 2008, 2007, and 2006 was $4,394, $6,963, and $6,611, respectively. During 2008, 2007, and 2006, cash received from stock option exercises was $2,210, $3,315, and $1,571, with tax benefits related thereto of $4,078, $3,483, and $2,004, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from the Company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At December 31, 2008, the total number of stock units outstanding was 6,065,906.

A summary of the status of the Company's nonvested stock units as of December 31, 2008 and changes during the year is presented below:

Stock Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	4,409,003
Granted	2,053,673	$ 32.77
Converted	(1,763,274)
Cancelled	(201,362)
Nonvested at end of year	4,427,974

Deferred Compensation Plans

The Company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into Company stock units with a 25% matching contribution by the Company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution by the Company. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. The Company charged $35,097, $27,445, and $26,214 to employee compensation and benefits for 2008, 2007, and 2006, respectively relating to units granted under this Plan. As of December 31, 2008, there were 2,177,221 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into Company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by financial advisors. Financial advisors may elect to defer an additional 1% of earnings into Company stock units with a 25% matching contribution. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by the Company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the consolidated statements of financial condition under the caption "Investments" are $23,082 and $7,603 at December 31, 2008 and 2007, respectively, in mutual funds that were purchased by the Company to economically hedge, on an after-tax basis, its liability to the financial advisors that choose to base the performance of their return on the index mutual fund option. At December 31, 2008 and 2007, the deferred compensation liability of $19,580 and $784, respectively, is included in "Accrued employee compensation" on the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining the Company, may receive Company stock units in lieu of transition cash payments. Deferred compensation related to this plan cliff vests over a five-year period. Deferred compensation costs are amortized on a straight-line basis over the five year deferral period. Charges to "Employee compensation and benefits" related to these plans were $11,692, $7,565, and $7,506 for 2008, 2007, and 2006, respectively.

On June 22, 2007, the Company issued 420,372 restricted stock units at a price of $39.73 per share in exchange for Ryan Beck appreciation unit held by Ryan Beck employees under the Ryan Beck deferred compensation plans which upon the plan amendment noted below.

On June 29, 2007, Ryan Beck modified the service requirements for its deferred compensation plans to provide for accelerated vesting for participants that had completed one year of service for Ryan Beck. As a result of the vesting the Company charged $20,568 to "Employee compensation and benefits," of which $16,653 was reclassified from deferred compensation liablitity to "Additional paid-in capital" in 2007. At December 31, 2008, there were 891,878 units outstanding under the 2007 Incentive Stock Plan. As a result of the Plan amendment noted above, the Ryan Beck deferred compensation plans were frozen and no future deferrals will be made to the plans. Under the terms of the plans the liabilities are not required to be funded. The value of the deferred compensation obligation is adjusted to reflect the performance of selected measurement options chosen by each participant. At December 31, 2007 the Ryan Beck deferred compensation liability of $34,461 is included under the caption "Accrued employee compensation," and the investments of $23,157, which economically hedge the deferred compensation liability on an after-tax basis, is included under the caption "Investments" in the consolidated statements of financial condition.

NOTE 20 - Off-Balance Sheet Credit Risk

In the normal course of business, the Company executes, settles, and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions generally settle within three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

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

The Company has accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2008, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $432,751, and the fair value of the collateral that had been sold or repledged was $123,415. At December 31, 2007, the fair value of securities accepted as collateral where the Company is permitted to sell or repledge the securities was $718,729, and the fair value of the collateral that had been sold or repledged was $262,826.

In the ordinary course of business, Stifel Bank has commitments to originate loans, standby letters of credit and lines of credit. Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established by the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash commitments. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2008 and 2007, Stifel Bank had outstanding commitments to originate loans aggregating $86,327 and $4,236, respectively. The commitments extended over varying periods of time with all commitments at December 31, 2008 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2008 and 2007, Stifel Bank had outstanding letters of credit totaling $414 and $344, respectively. For all but one of the standby letters of credit commitments at December 31, 2008, the expiration terms range from one month to one year. The remaining commitment, in the amount of $10, has an expiration term of April, 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2008 and 2007, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $18,153 and $19,437, respectively.

NOTE 21 - Investments in Qualified Missouri Businesses

The Company formed two Limited Liability Corporations, (referred to collectively as the "LLC") to be certified capital companies under the statutes of the State of Missouri, which provide venture capital for qualified Missouri businesses, as defined. The LLC issued $4,600 non-interest bearing notes due May 15, 2008, $10,600 non-interest bearing notes due February 15, 2009, $8,417 non-interest bearing notes due February 15, 2010, and $981 non-interest bearing participating debentures due December 31, 2010, which are included in the Company's consolidated statements of financial condition under the caption "Other" liabilities. Proceeds from the notes are first invested in zero coupon U.S. Government securities in an amount sufficient to accrete to the repayment amount of the notes and are placed in an irrevocable trust. These securities, carried at accreted cost of $18,338 and $21,772 at December 31, 2008 and 2007, respectively, are held to maturity and are included under the caption "Investments." The fair value of the securities is $18,984 and $22,696 at December 31, 2008 and 2007, respectively. The remaining proceeds from the issuance of notes were invested in qualified Missouri businesses.

The LLC invests in qualified Missouri businesses in the form of debt, preferred, and/or common equity. These securities, valued at approximately $616 and $1,962 at December 31, 2008 and 2007, respectively, are included under the caption "Investments." Due to the structure of the LLC and under the statutes of the State of Missouri, the Company participates in a portion of the appreciation of these investments. Management monitors these investments on a continuous basis.

NOTE 22 - Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$ 35,400	$ 29,101	$ 7,904
State	7,525	5,864	1,686
	42,925	34,965	9,590
Deferred:
Federal	(5,491)	(11,060)	1,111
State	(1,167)	(2,229)	237
	(6,658)	(13,289)	1,348
	$ 36,267	$ 21,676	$ 10,938

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:

	Years Ended December 31,
	2008	2007	2006
Provision computed at statutory rates	$ 32,119	$ 18,846	$ 9,229
State income taxes, net of federal income tax benefit	4,318	2,125	1,247
Other, net	(170)	705	462
	$ 36,267	$ 21,676	$ 10,938

The effective tax rates for the years ended December 31, 2008, 2007, and 2006 were 39.4%, 40.3%, and 41.5%, respectively.

The net deferred tax asset consists of the following temporary differences:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Deferred compensation	$ 36,192	$ 35,102
Accruals not currently deductible	8,757	6,425
Net operating losses	1,265	2,141
Receivable reserves	1,811	1,881
Office equipment and leasehold improvements	264	1,535
Unrealized loss	6,946	--
Other	--	1,239
Gross deferred tax assets	55,235	48,323
Less valuation allowance	--	(545)
	55,235	47,778
Deferred tax liabilities:
Goodwill and other intangibles	(6,171)	(6,125)
Unrealized appreciation	--	(3,059)
Prepaid expenses	(1,727)	(1,962)
	(7,898)	(11,146)
Net deferred tax assets	$ 47,337	$ 36,632

The Company had established a deferred tax asset of $1,400 related to state net operating loss carry forwards of approximately $19,631 in 2007. These operating loss carry forwards expire in each of the jurisdictions where they had arisen between 2011 and 2027. A valuation allowance of $545 was established in 2007 for the carry forwards that will not likely be utilized. In 2008, it was determined that such a valuation allowance was more properly recorded as a reduction to the deferred tax asset. The tax asset for such net operating losses as of December 31, 2008 is valued at $1,063. No other valuation allowances were established since it is more likely than not the deferred tax asset will be utilized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Gross unrecognized tax benefits at January 1	$ 2,869	$ 2,998
Increases for tax positions related to prior years	109	162
Decreases for tax positions related to prior years	(530)	(266)
Increases for tax positions related to current year	254	151
Decrease related to settlements	(572)	(17)
Reduction due to lapsed statute of limitations	(115)	(159)
Gross unrecognized tax benefits at December 31	$ 2,015	$ 2,869

The Company's total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2,015 and $2,106 as of December 31, 2008 and 2007, respectively.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had accrued interest related to unrecognized tax benefit of $320 and $524 at December 31, 2008 and 2007, respectively, and accrued penalties related to unrecognized tax benefits of $329 and $127 at December 31, 2008 and 2007, respectively. The amount of interest and penalties recognized in the consolidated statements of operations for years ended December 31, 2008 and 2007 was not material. The Company's gross unrecognized tax benefits were reduced by $854 during 2008, principally due to the finalization of the Internal Revenue Service examination of the Company's income tax returns for calendar year 2005, the expiration of the 2004 tax year for U.S. purposes, and the settlement of non-U.S. tax liabilities. The Company does not expect gross unrecognized tax benefits to change significantly during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states, and foreign jurisdictions with varying statutes of limitation. For the U.S. and most state and foreign jurisdictions, the years 2005 through 2008 remain subject to examination by their respective authorities. The Company is subject to examination by state tax jurisdictions. It is possible that these examinations will be resolved in the next twelve months. The Company does not anticipate that payments made during the next twelve month period for these examinations will be material, nor does the Company expect that the reduction to unrecognized tax benefits as a result of a lapse of applicable statue of limitations will be significant. The Company's foreign jurisdictions are generally fully taxable by the United States.

NOTE 23 - Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company currently operates through the following five business segments: Private Client Group; Equity Capital Markets; Fixed Income Capital Markets; Stifel Bank; and various corporate activities combined in the Other segment. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The allocation of resources is based on various factors, including prospects for growth, return on investment, and return on revenues. The financial results of the Company's segments are presented using the same policies as those described in Note 1, "Summary of Significant Accounting and Reporting Policies." Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

The Private Client Group segment includes branch offices and independent contractor offices of the Company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering Stifel Bank banking products to their private clients.

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

The Stifel Bank segment includes the results of operations beginning prospectively from the date of acquisition on April 2, 2007 and includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of the Company's broker-dealer subsidiaries and to the general public.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Net Revenues: (1)
Private Client Group	$ 461,431	$ 435,711	$ 231,364
Equity Capital Markets	215,546	238,064	150,038
Fixed Income Capital Markets	175,180	64,867	53,570
Stifel Bank (2)	9,574	4,800	--
Other	8,606	19,623	16,835
	$ 870,337	$ 763,065	$ 451,807
Income Before Income Taxes:
Private Client Group	$ 97,478	$ 95,353	$ 50,218
Equity Capital Markets	29,457	52,658	31,959
Fixed Income Capital Markets	62,435	8,191	10,620
Stifel Bank (2)	619	990	--
Other/Unallocated Overhead	(98,220)	(103,346)	(66,428)
	$ 91,769	$ 53,846	$ 26,369
	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Net Interest Income (Expense):
Private Client Group	$ 11,565	$ 12,108	$ 7,638
Equity Capital Markets	(42)	71	393
Fixed Income Capital Markets	2,879	(956)	(580)
Stifel Bank (2)	9,932	4,002	- -
Other	7,304	13,821	8,772
	$ 31,638	$ 29,046	$ 16,223

(1)       No individual client accounted for more than 10 percent of total revenues in fiscal year 2008, 2007 or 2006.
(2)       Thee Stifel Bank segment was added beginning April 2, 2007 with the Company' acquisition of First Service.

The following table presents the Company's total assets on a segment basis:

	December 31, 2008	December 31, 2007
Total Assets:
Private Client Group	$ 625,854	$ 800,832
Equity Capital Markets	68,192	76,496
Fixed Income Capital Markets	174,938	233,356
Stifel Bank	333,784	248,535
Other	355,377	140,221
	$ 1,558,145	1,499,440

The Company has operations in the United States, United Kingdom and Europe. Our foreign operations are conducted through our wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States. The percentage of total assets associated with foreign activities is 5.8%.

Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Net Revenues:
United States	$ 837,152	$ 734,686	$ 435,894
United Kingdom	21,610	17,348	10,602
Other European	11,575	11,031	5,311
	$ 870,337	$ 763,065	$ 451,807

NOTE 24 - Earnings per Share

The following table presents a calculation of basic and diluted earnings per share:

	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Net Income	$ 55,502	$ 32,170	$ 15,431

Weighted average common shares outstanding during the period*	24,069	21,754	17,270
Dilutive effect of stock options (1)*	4,004	3,969	3,593
Weighted average dilutive common shares (1)*	28,073	25,723	20,863

Net income per share - basic*	$ 2.31	$ 1.48	$ 0.89

Net income per share - diluted (1)*	$ 1.98	$ 1.25	$ 0.74

Securities excluded from weighted average diluted common shares because their effect would be antidilutive*	--	--	--

*      2007 and 2006 amounts have been adjusted for the June 12, 2008 three-for-two stock split.

(1)     Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

NOTE 25 - Stockholders' Equity

On May 5, 2005, the Company's board of directors authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under the Company's employee benefit plans and for general corporate purposes.

The Company repurchased 567,953, 132,912, and 550,956 shares for the years ending December 31, 2008, 2007, and 2006, respectively, using existing board authorizations, at average prices of $27.96, $32.93, and $21.51 per share, respectively, to meet obligations under the Company's employee benefit plans and for general corporate purposes. To satisfy the withholding obligations for the conversion of the Company's stock units, the Company withheld 237,400 shares in 2006. The Company reissued 581,833, 119,032, and 794,830 shares for the years ended December 31, 2008, 2007, and 2006, respectively, for employee benefit plans. In 2008, 2007 and 2006, the Company issued 2,980,259, 5,281,770 and 2,593,687 new shares, respectively, for employee benefit plans. Under existing board authorizations at December 31, 2008, the Company is permitted to buy an additional 2,010,831 shares.

On January 23, 2006, the Company completed a private placement of 1,578,330 shares of its common stock at $16.67 per share. The shares were purchased by key associates of the LM Capital Markets business. The Company was required to charge to compensation the difference of $16.67 per share and the grant date fair value, as determined in accordance with SFAS 123R, of $22.85 per share. As a result, the Company incurred a compensation charge of $9,751 in January 2006.

As partial consideration of the purchase price of Ryan Beck, the Company issued 3,701,400 shares of Company common stock valued at $27.70 per share and issued five-year immediately exercisable warrants, upon obtaining shareholder approval on June 22, 2007, to purchase up to 750,000 shares of Company common stock at an exercise price of $24.00 per share. Additionally, on June 22, 2007, the Company obtained shareholder approval (1) for the issuance of up to 1,500,000 additional shares of common stock for the payment of earn-out consideration relating to the Company's acquisition of Ryan Beck in the event the Company elects to make the contingent earn-out payments in shares of common stock and (2) adopting the Stifel Financial Corp. 2007 Incentive Stock Plan which provides for the issuance of up to 1,800,000 additional shares to provide incentive equity compensation to certain employees of Ryan Beck.

The warrants were initially determined to be a liability recorded at fair value of $16,440 as of the date of closing. Upon obtaining shareholder approval, the fair value of the warrants at that date of $16,895 was reclassified to the stockholder's equity section on the Company's consolidated statements of financial condition. See further discussion of the Ryan Beck acquisition in Note 3 and further discussion of the warrants at Note 1.

On June 22, 2007, the Company issued 420,372 restricted stock units under the Stifel Financial Corp. 2007 Incentive Stock Plan (for Ryan Beck Employees) in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. The value of the restricted stock units issued was $39.73 per share which was the price as of the date on which stockholder approval for the Plan was obtained. On June 29, 2007, the Ryan Beck deferred compensation plans were amended, resulting in the acceleration of vesting for the liability awards for certain Ryan Beck employees and the reclassification of $16,673 from liabilities to additional paid-in capital. See additional discussion at Note 19. Additionally, on June 22, 2007 the Company issued 591,269 restricted stock units valued at $23,493 using the closing stock price on that date as part of the retention program established for certain associates of Ryan Beck.

On January 14, 2008, the Company repurchased 375,000 shares of its outstanding common stock from BankAtlantic Bancorp, Inc. in a privately negotiated transaction. The shares were purchased by the Company at $28.23 per share, the closing price on Friday, January 11, 2008. These shares had been initially acquired by BankAtlantic Bancorp, Inc. on February 28, 2007 pursuant to the acquisition of Ryan Beck by the Company. The repurchase transaction was effected pursuant to a previously announced authorization by the Company's Board of Directors to acquire shares of common stock to meet obligations under the Company's employee benefit plans and for general corporate purposes.

During the second quarter of 2008, the Company elected to pay the contingent earn-out for the Ryan Beck first year investment banking of $1,790 in 57,059 shares of Company common stock valued at $31.35 per share, with partial shares paid in cash. On August 14, 2008, the Company agreed to prepay $9,585 of BankAtantic's pro-rata share of the estimated private client contingent earn-out payment in exchange for a $10,000 permanent reduction of BankAtlantic's pro-rata share of the private client contingent payment. The Company elected to make such pre-payment using 233,500 shares of Company common stock at an agreed upon per share price of $41.05 per share. In the event that BankAtlantic's pro-rata portion of the private client contingent payment is less than $10,000, BankAtlantic has agreed to reimburse the shortfall. See further information regarding the contingent earn-out payments in Note 3.

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

On November 4, 2008, the Company issued 142,196 shares of Company common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities. The Cumulative Trust Preferred Securities were originally offered and sold in a $35,000 private placement by Stifel Financial Capital Trust IV, a non-consolidated wholly-owned Delaware business trust subsidiary of the Company, on June 28, 2007. As a result, the Company extinguished $12,500 of its debenture to Stifel Financial Capital Trust IV in the fourth quarter and record an approximate $6,700 gain before certain expenses and taxes.

NOTE 26 - Impact of the NYSE/Archipelago Merger

On March 7, 2006, the New York Stock Exchange ("NYSE") and Archipelago Holdings Inc. completed the combination of their businesses through a series of mergers into a new holding company, NYSE Group, Inc. ("NYSE Group"). As a result of the merger, the Company received $370 in cash, and 80,177 shares of NYSE Group common stock for its NYSE seat membership. On May 5, 2006, the Company sold 51,900 shares of NYSE Group through a secondary public offering. The Company received cash proceeds of $3,128 or $60.27 per share which represented the fixed offering price. The Company recorded a net gain of $5,520, including gains and losses resulting from the subsequent fluctuation in the share price of NYSE Group stock for the shares held, which is included in "Other revenues" in the consolidated statements of operations for the year ended December 31, 2006.

Note 27 - Variable Interest Entities

FIN 46R applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns or both as a result of holding variable interests.

Based on a quantitative and qualitative analysis of each entity determined to be a VIE under the provisions of FIN 46R, the Company does not absorb a majority of the VIEs expected losses or receive the VIE's expected residual returns or both and therefore, is not required to consolidate any of the VIEs described below. The quantitative and qualitative factors used by the Company are discussed further in Note 1.

Debenture to Stifel Financial Capital Trusts

As discussed in Note 13, the Company has completed private placements of cumulative trust preferred securities through Trust II, Trust III, and Trust IV (collectively, the "Trusts"). The Trusts are non-consolidated wholly-owned subsidiaries of the Company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to the Company. The trusts were determined to be VIEs pursuant to FIN 46R because the holders of the equity investment at risk do not have adequate decision making ability over the Trust's activities.

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

Investment in FSI

On April 16, 2008, the Company invested $12,000 in a convertible promissory note issued by FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. On July 1, 2008, under the terms of the note purchase agreement, the Company exercised its option to increase its investment in the convertible promissory note to $18,000. The note is convertible at the election of the Company into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. The Company's exposure to loss is limited to its investment. The Company has the discretion to make additional capital contributions. The Company's involvement with the VIE has not had a material affect on its consolidated financial position, operations or cash flows. The Company's investment in FSI, a non-consolidated VIE, of $18,000 at December 31, 2008 is included on the consolidated statements of financial condition under the caption "Investments."

* * * * * *

Quarterly Operating Results (Unaudited)

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$ 217,242	$ 214,020	$ 223,829	$ 233,756
Interest expense	5,765	5,069	4,906	2,770
Net revenues	211,477	208,951	218,923	230,986
Non-interest expense	187,552	188,801	197,829	204,386
Income before income taxes	23,925	20,150	21,094	26,600
Net income	14,347	12,332	12,777	16,046
Net income per share - basic (2) (3)	0.61	0.53	0.54	0.62
Net income per share - diluted (3)	0.54	0.45	0.46	0.53

2007 (1)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$ 162,498	$ 220,631	$ 190,839	$ 219,122
Interest expense	5,537	9,696	7,856	6,936
Net revenues	156,961	210,935	182,983	212,186
Non-interest expense	142,144	208,271	169,711	189,093
Income before income taxes	14,817	2,664	13,272	23,093
Net income	8,829	1,448	8,058	13,835
Net income per share - basic (2) (3)	0.45	0.07	0.36	0.61
Net income per share - diluted (2) (3)	0.39	0.06	0.30	0.51

(1)       Quarterly results in 2007 include pre-tax acquisition related charges, principally stock based compensation, related to the LM Capital Markets and Ryan Beck acquisitions of $7.3 million, $29.7 million, $9.9 million, and $9.9 million in the first, second, third, and fourth quarters, respectively.

(2)       Due to rounding the quarterly results do not add to the total for the year.

(3)       Amounts have been adjusted for the June 2008 three-for-two stock split.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of Stifel Financial Corp., together with its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2008, we conducted an assessment of the effectiveness of our company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have determined that our company's internal control over financial reporting as of December 31, 2008 was effective.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of our company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company's assets that could have a material effect on our consolidated financial statements.

Our company's internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company's internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stifel Financial Corp.

We have audited Stifel Financial Corp.'s and subsidiaries (the "Company's") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and schedule of the Company as of and for the year ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Chicago, Illinois
February 26, 2009

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, "Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2008 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors ("Executive Compensation"), as well as "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	6,980,420	$ 22.18	5,494,990
Equity compensation plans not approved by shareholders	452,384	$ 6.35	--
	7,432,804	$ 21.21	5,494,990

On December 31, 2008, the total number of securities to be issued upon exercise of options and units consisted of 1,366,899 options and 6,065,905 units for a total of 7,432,804 shares. The equity compensation plans approved by the stockholders contained 1,366,899 options and 5,613,521 units for a total of 6,980,420 shares. The equity compensation plan not approved by the stockholders contained 452,384 units.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2008 for equity compensation plans approved by the stockholders consists of 342,414 shares subject to options granted under the 1997 Stock Incentive Plan, 928,508 shares subject to options granted under the 2001 Incentive Stock Plan, and 95,977 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2008 for equity compensation plans approved by the stockholders consists of 11,977 shares that are subject to stock units granted under the 1997 Stock Incentive Plan, 4,565,510 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 891,878 under the 2007 Incentive Stock Plan and 144,156 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2008, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 607,095 shares under the 1997 Stock Incentive Plan, 3,554,987 shares under the 2001 Incentive Stock Plan, 924,558 under the 2007 Incentive Stock Plan and 408,350 shares under the Equity Incentive Plan for Non-Employee Directors for a total of 5,494,990 shares.

Equity compensation plans not approved by stockholders

Equity compensation plans not approved by the stockholders as of December 31, 2008 include 452,384 shares that are subject to stock units granted to our investment financial advisors and administrative employees who are not executive officers pursuant to a Wealth Accumulation Plan. The Wealth Accumulation Plan was not approved by our stockholders nor funded by another stock-based compensation plan approved by our stockholders. There were no shares reserved for future grants or awards under this plan as of December 31, 2008.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in "Ownership of Certain Beneficial Owners," included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in "Ownership of Directors, Nominees and Executive Officers," included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in "Certain Relationships and Related Transactions," and "Director Independence" included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Ratification of Appointment of Independent Registered Public Accounting Firm," included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

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

(3)	Exhibits: See Exhibit Index on pages 126 to 128 hereof.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STIFEL FINANCIAL CORP. AND SUBSIDIARIES

(in thousands)

Description	Balance at Beginning Of Period	Additions Charged to Costs And Expenses	Deductions (1)	Balance At End Of Period
Year Ended December 31, 2008
Deducted from asset account:
Allowances for doubtful accounts	$ 290	$ 399	$ 107	$ 582
Deducted from asset account:
Allowances for doubtful notes receivables	737	685	236	1,186
Year Ended December 31, 2007
Deducted from asset account:
Allowances for doubtful accounts	307	253	270	290
Deducted from asset account:
Allowances for doubtful notes receivables	687	3,611	3,561	737
Year Ended December 31, 2006
Deducted from asset account:
Allowances for doubtful accounts	204	143	40	307
Deducted from asset account:
Allowances for doubtful notes receivables	767	243	323	687

(1)       Uncollected notes written off, loan charge-offs and recoveries.

EXHIBIT INDEX

STIFEL FINANCIAL CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008

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

(s)(1)

Office Sublease Agreement by and between Deutsch Bank Securities, Inc. (Lessor) and Stifel, Nicolaus & Company, Incorporated (Lessee), incorporated herein by reference to Exhibit 10.(t)(1) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2006, filed on June 28, 2007.

(s)(2)

Office Lease Agreement by and between ABB South Street Associates, LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10.(t)(1) to Financial's Annual Report on Form 10-K/A Amendment No. 1 (File No. 1-9305) for the year ended December 31, 2006, filed on June 28, 2007.

(t)(1)

Agreement and Plan of Merger, dated as of January 8, 2007 by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc. and Ryan Beck Holdings, Inc. incorporated herein by reference to Exhibit 2.1 to Financial's Current Report on Form 8-K / A (date of earliest event reported-January 8, 2007) filed on January 12, 2007.

(t)(2)

Amendment No.1 to Merger Agreement by and among Stifel Financial Corp.and BankAtlantic Bancorp, Inc. incorporated herein by reference to Exhibit 2.1 to Financial's Current Report on Form 8-K (date of earliest event reported August 14, 2008) filed on August 15, 2008. .

	(u)	Stifel Financial Corp. 2007 Incentive Stock Plan, incorporated herein by reference to Financial's Registration Statement on Form S-8 (Registration File No. 333-145990) filed September 11, 2007. *
(v)

Purchase Agreement among Stifel Financial Corp., The Western and Southern Life Insurance Company ("Western and Southern"), and Stifel, Nicolaus & Company, Incorporated, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keefe, Bruyette & Woods, Inc. incorporated herein by reference to Exhibit 10.1 to Financial's Current Report on Form 8-K (date of earliest event reported September 24, 2008) filed on September 29, 2008.

	(x)	Stock Purchase Agreement, dated December 18, 2008, by and among Stifel Financial Corp., Butler Wick & Co. Inc. and Butler Wick Corp., filed herewith.
11.		Computation of Per Share Earnings is set forth in Note 23 of Notes to Consolidated Financial Statements included in this Form 10-K.
16.

Letter from Stifel Financial Corp.'s former independent accountant regarding its concurrence with the statements made by the Company in the current report concerning the dismissal as the Company's principal accountant is incorporated herein by reference to Exhibit 16 to Financial's Current Report on Form 8-K (date of earliest event reported April 8, 2008) filed on April 14, 2008.

21.		List of Subsidiaries of Stifel Financial Corp., filed herewith.
23.1.		Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm, filed herewith.
31(i).1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31(i).2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished to the SEC.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on the 27th day of February 2009.

STIFEL FINANCIAL CORP.
(Registrant)

By /s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on February 27, 2009, in the capacities indicated.

/s/	Ronald J. Kruszewski Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/	James M. Zemlyak James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)

/s/	Robert J. Baer Robert J. Baer	Director
/s/	Bruce A. Beda Bruce A. Beda	Director
/s/	Charles A. Dill Charles A. Dill	Director
/s/	John P. Dubinsky John P. Dubinsky	Director
/s/	Richard F. Ford Richard F. Ford	Director
/s/	Frederick O. Hanser Frederick O. Hanser	Director
/s/	Richard J. Himelfarb Richard J. Himelfarb	Director
/s/	Robert E. Lefton Robert E. Lefton	Director
/s/	Scott B. McCuaig Scott B. McCuaig	Director
/s/	Thomas P. Mulroy Thomas P. Mulroy	Director
/s/	James M. Oates James M. Oates	Director
/s/	Ben A. Plotkin Ben A. Plotkin	Director
/s/	Kelvin R. Westbrook Kelvin R. Westbrook	Director