Form 10-Q
period 2009-03-31
STIFEL FINANCIAL CORP
filed 2009-05-11
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________

FORM 10-Q

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 1-9305
_________________________

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	43-1273600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 N. Broadway, St. Louis, Missouri  63102-2188
 (Address of principal executive offices and zip code)

(314) 342-2000
 (Registrant's telephone number, including area code)
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("the Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]            No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]            No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [x]               Accelerated filer [ ]               Non-accelerated filer [ ] (Do not check if smaller reporting company)               Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [x]

The number of shares outstanding of the registrant's common stock as of April 30, 2009 was 27,380,219.

STIFEL FINANCIAL CORP.
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of March 31, 2009 (unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 (unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
Condensed Consolidated Statements of Financial Condition

	March 31, 2009	December 31, 2008
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$ 286,658	$ 239,725
Cash segregated under federal and other regulations	40	40
Securities purchased under agreements to resell	69,593	17,723
Receivable from brokers and dealers:
Securities failed to deliver	19,973	3,837
Deposits paid for securities borrowed	75,815	49,784
Clearing organizations	84,186	55,793
Receivable from brokerage customers, net of allowance for doubtful receivables of $966 and $582, respectively	270,754	280,143

Trading securities owned, at fair value	217,910	141,085
Trading securities owned and pledged, at fair value	209,185	--
Total trading securities owned and pledged, at fair value	427,095	141,085
Available-for-sale securities, at fair value	53,627	50,397
Held-to-maturity securities, at amortized cost	7,574	7,574
Mortgages held for sale	31,108	31,246
Bank loans, net of allowance for loan losses of $2,710 and $2,448, respectively	171,384	181,269
Bank foreclosed assets held for sale, net of estimated cost to sell	4,384	2,326
Investments	62,471	74,898
Office equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $57,888 and $54,075, respectively	47,547	47,765

Goodwill	131,412	128,278
Intangible assets, net of accumulated amortization of $9,024 and $8,290, respectively	16,926	15,984
Loans and advances to financial advisors and other employees, net of allowance for doubtful receivables from former employees of $1,117 and $1,186, respectively	114,237	105,767

Deferred tax assets, net	43,828	47,337
Other assets	96,086	77,174
Total assets	$ 2,014,698	$ 1,558,145

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Condensed Consolidated Statements of Financial Condition (continued)

	March 31, 2009	December 31, 2008
(in thousands, except share amounts)	(Unaudited)
Liabilities and Stockholders' Equity
Short-term borrowings from banks	$ 163,500	$ --
Drafts payable	35,059	49,401
Securities sold under agreements to repurchase	763	2,216
Payable to brokers and dealers:
Securities failed to receive	25,566	8,811
Deposits received from securities loaned	29,658	16,987
Clearing organizations	903	3,893
Payable to customers	146,006	156,495
Bank deposits	459,305	284,798
Federal Home Loan Bank advances and other secured financing	6,035	6,000
Trading securities sold, but not yet purchased, at fair value	260,684	98,934
Accrued employee compensation	71,360	130,037
Accounts payable and accrued expenses	89,525	100,528
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	9,398	19,998
	1,380,262	960,598
Liabilities subordinated to claims of general creditors	3,634	4,362
Stockholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	--	--
Common stock - $0.15 par value; authorized 30,000,000 shares; issued 27,340,886 and 26,300,135 shares, respectively	4,101	3,945
Additional paid-in capital	450,045	427,480
Retained earnings	182,450	168,993
Accumulated other comprehensive loss	(4,908)	(6,295)
	631,688	594,123
Unearned employee stock ownership plan shares, at cost, 138,287 and 146,421 shares, respectively	(886)	(938)
	630,802	593,185
Total liabilities and stockholders' equity	$ 2,014,698	$ 1,558,145

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenues:
Commissions	$ 74,610	$ 85,701
Principal transactions	97,278	66,937
Investment banking	15,504	21,844
Asset management and service fees	24,933	30,278
Interest	9,892	13,689
Other income/(loss)	115	(1,207)
Total revenues	222,332	217,242
Interest expense	2,351	5,765
Net revenues	219,981	211,477
Non-interest expenses:
Employee compensation and benefits	147,840	146,030
Occupancy and equipment rental	17,867	15,716
Communication and office supplies	11,845	11,947
Commissions and floor brokerage	4,360	481
Other operating expenses	15,914	13,378
Total non-interest expenses	197,826	187,552
Income before income taxes	22,155	23,925
Provision for income taxes	8,978	9,578
Net income	$ 13,177	$ 14,347
Net income per share - basic*	$ 0.49	$ 0.61
Net income per share - diluted*	$ 0.44	$ 0.54

Weighted average common shares outstanding - basic*	26,772	23,276
Weighted average common shares outstanding - diluted*	30,198	26,645

*    All share and earnings per share amounts for the three months ended March 31, 2008 have been adjusted for the June 12, 2008 three-for-two stock split.

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Operating Activities:
Net income	$ 13,177	$ 14,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,753	3,568
Loans and advances amortization	6,341	4,472
Accretion of discounts on available-for-sale securities	(75)	(145)
Provision for loan losses and allowances for loans and advances to financial advisors and other employees	663	(189)
Deferred taxes and other	3,115	1,328
Excess tax benefit associated with stock based awards	(9,597)	(5,957)
Stock-based compensation	13,077	12,074
Loss on the sale of investments	2,409	3,796
Loss on sale of bank foreclosed assets	107	--
Decrease (increase) in assets:
Operating receivables	(61,171)	(49,373)
Cash segregated under federal and other regulations	--	(4,998)
Securities purchased under agreements to resell	(51,870)	(83)
Loans originated as mortgages held for sale	(240,131)	(75,896)
Proceeds from mortgages held for sale	240,270	61,929
Trading securities owned, including those pledeged	(286,010)	(26,244)
Loans and advancements to financial advisors and other employees	(15,161)	(6,448)
Other assets	(14,574)	23,988
Increase (decrease) in liabilities:
Operating payables	3,377	52,366
Trading securities sold, but not yet purchased	161,750	91,456
Other liabilities	(104,064)	(80,578)
Net Cash Provided by (Used in) Operating Activities	(333,614)	19,413

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Investing Activities:
Proceeds from:
Sale or maturity of investments	$ 24,848	$ 8,758
Maturities, calls and principal paydowns on available-for-sale securities	9,515	9,923
Sale of property	--	766
Bank customer loan repayments	250,603	39,646
Sale of bank foreclosed assets held for sale	353	--
Payments for:
Bank customer loan originations	(240,578)	(46,462)
Purchase of available-for-sale securities	(10,521)	--
Purchase of bank foreclosed assets held for sale	(2,523)	(1,142)
Office equipment and leasehold improvements	(3,847)	(4,630)
Purchase of investments	(14,831)	(9,488)
Net Cash Provided by (Used in) Investing Activities	13,019	(2,629)
Financing Activities:
Increase in bank deposits, net	174,507	37,179
Net proceeds from short-term borrowings from banks	163,500	10,550
Securities loaned, net	12,570	(17,003)
Decrease in securities sold under agreements to repurchase	(1,453)	--
Reissuance of treasury stock	--	319
Issuance of stock	10,072	80
Excess tax benefits associated with stock-based awards	9,597	5,957
Federal Home Loan Bank advances and other secured financing	35	--
Payments for:
Repurchase agreements	--	(9)
Purchases of stock for treasury	--	(12,141)
Reduction of subordinated debt	(1,300)	(914)
Net Cash Provided by Financing Activities	367,528	24,018
Increase in cash and cash equivalents	46,933	40,802
Cash and cash equivalents at beginning of period	239,725	47,963
Cash and cash equivalents at end of period	$ 286,658	$ 88,765

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,264	$ 5,831
Cash paid for income taxes, net of refunds	497	657
Noncash investing and financing activities:
Units, net of forfeitures	$ 35,157	$ 27,238
Payment of Ryan Beck contingent earn-out	9,807	--

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Notes  to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

NOTE 1 - Nature of Operation and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), Butler Wick & Company, Inc. ("Butler Wick"), and Stifel Bank & Trust ("Stifel Bank"), is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although we have offices throughout the United States and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company's principal customers are individual investors, corporations, municipalities, and institutions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its wholly-owned subsidiaries, principally Stifel Nicolaus & Company, Incorporated. Intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms "we," "us" "our" or "our company" in this report refer to Stifel Financial Corp. and its wholly-owned subsidiaries.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the SEC.

Certain amounts from prior years have been reclassified to conform to the current year presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Adopted Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to our company's consolidated financial statements.

In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 08-7 ("EITF 08-7"), "Accounting for Defensive Intangible Assets," which requires that a defensive intangible asset be accounted for as a separate unit of accounting and should not be included as part of the cost of the acquirer's existing intangible assets. In addition, EITF 08-7 requires that a defensive intangible asset be assigned a useful life that reflects the entity's consumption of the expected benefits related to the asset. EITF 08-7 is to be applied to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of EITF 08-7 in the first quarter of 2009. Since this guidance will be applied prospectively, on adoption, there was no impact to our consolidated financial statements.

In September 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 133-1 and FASB Interpretation ("FIN") FIN 45-4 ("FSP FAS 133-1 and FIN 45-4"), "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." FSP FAS 133-1 and FIN 45-4 amend FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. We adopted the provisions of FSP FAS 113-1 and FIN 45-4 in the first quarter of 2009. FSP FAS 133-1 and FIN 45-4 also clarify the effective date in FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." Since FSP FAS 133-1 and FIN 45-4 only required additional disclosures, the adoption did not impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1 ("FSP EITF 03-06-1"), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, "Earnings per Share." FSP EITF 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We adopted FSP EITF 03-06-1 in the first quarter of 2009. The adoption did not impact our calculation of earnings per share for the three months ended March 31, 2009.

In April 2008, the FASB issued FSP No. 142-3 ("FSP 142-3"), "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. We adopted FSP 142-3 in the first quarter of 2009. FSP 142-3 will be applied prospectively to business combinations and asset acquisitions that occur on or after January 1, 2009. We will evaluate the impact of FSP 142-3 on any potential future business combinations and asset acquisitions that may occur after the effective date.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We adopted SFAS 141R and SFAS 160 in the first quarter of 2009. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities on January 1, 2009. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which require disclosures about fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to adoption, we were required to disclose the fair values for these assets and liabilities in our annual audited financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. Early adoption is permitted. The adoption will expand our disclosures regarding the use of fair value in interim periods and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary-Impairments." FSP FAS 115-2 and FAS 124-2 amend existing guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 require separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted. We are currently evaluating the impact that FSP FAS 115-2 and FAS 124-2 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is distressed. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted. The adoption of FAP FAS 157-4 will be applied prospectively, and is not expected to have a material impact on our consolidated financial statements.

NOTE 2 - Acquisitions

On March 23, 2009, we entered into a definitive agreement with UBS Financial Services Inc. ("UBS"), which was amended May 4, 2009, to acquire up to 58 branches from the UBS Wealth Management Americas branch network. The transaction is structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The total consideration includes: (1) an upfront cash payment of up to approximately $29,000 based on the actual number of branches and financial advisors acquired; and (2) aggregate payments of up to approximately $21,100 for net fixed assets and employee loans. In addition, we will issue transition pay in the form of upfront payments of up to $37,100. Of the upfront payments issued to UBS financial advisors, we expect to pay 70% in cash and the remaining in our company's stock units. A contingent earn-out payment is payable based on the performance of UBS financial advisors who become our employees, over the two-year period following the closing. The closing of the acquisition is subject to customary conditions and the approval of all required governmental and other regulatory entities and is expected to occur during the third quarter of 2009.

On December 31, 2008, we closed on the acquisition of Butler Wick, a privately-held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. We acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends our company's geographic reach in the Ohio Valley region. The purchase price of $12,000 was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values and consolidated in our company's financial statements. Revisions to the allocation will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. Pro forma information is not presented because the acquisition is not considered to be material.

On February 28, 2007, we completed the acquisition of Ryan Beck & Company, Inc. ("Ryan Beck"), a full-service brokerage and investment banking firm and wholly-owned subsidiary of BankAtlantic Bancorp, Inc. Pursuant to the stock purchase agreement, an additional earn-out payment was payable based on the achievement of defined revenues over the two year period following the closing. We paid the final earn-out payment of $9,807 related to the two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share in the first quarter of 2009, with partial shares paid in cash.

NOTE 3 - Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned and pledged, available-for-sale securities, investments and trading securities sold, but not yet purchased.

The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.

The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Cash equivalents	$ 132,456	$ 132,456	$ --	$ --

Trading securities owned and pledged:
U.S. government and agency securities	83,217	12,855	70,362	--
State and municipal bonds	55,722	18,495	28,929	8,298
Corporate obligations	270,552	73,902	192,288	4,362
Corporate stocks	17,604	5,864	--	11,740
Total trading securities owned and pledged	427,095	111,116	291,579	24,400
Available-for-sale securities:
U.S. government agencies	2,047	--	2,047	--
State and political subdivisions	1,538	--	1,538	--
Mortgage-backed securities- agency collateralized	12,362	--	12,362	--
Mortgage-backed securities- non-agency collateralized	18,985	--	18,985	--
Corporate bonds	10,360	10,360	--	--
Asset-backed securities	8,335	--	--	8,335
Total available-for-sale securities	53,627	10,360	34,932	8,335

Investments:
Marketable equity securities	2,254	2,254	--	--
Mutual funds	21,599	21,599	--	--
U.S. government obligations	7,131	7,131	--	--
Other investments	5,528	80	417	5,031
Total investments	36,512	31,064	417	5,031
Total	$ 649,690	$ 284,996	$ 326,928	$ 37,766
Liabilities:
Trading securities sold, but not yet purchased:
U.S. government and agency securities	$ 92,707	$ 86,674	$ 6,033	$ --
State and municipal bonds	305	130	175	--
Corporate obligations	163,572	52,128	111,444	--
Corporate stocks	4,100	4,100	--	--
Total	$ 260,684	$ 143,032	$ 117,652	$ --

The  following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Cash equivalents	$ 172,589	$ 172,589	$ --	$ --
Trading securities owned and pledged:
U.S. government and agency securities	40,401	13,876	26,525	--
State and municipal bonds	32,093	4,397	20,553	7,143
Corporate obligations	43,131	11,820	27,150	4,161
Corporate stocks	25,460	14,094	--	11,366
Total trading securities owned and pledged	141,085	44,187	74,228	22,670

Available-for-sale securities:
U.S. government agencies	8,591	--	8,591	--
State and political subdivisions	1,531	--	1,531	--
Mortgage-backed securities- agency collateralized	12,430	--	12,430	--
Mortgage-backed securities- non-agency collateralized	17,422	--	17,422	--
Asset-backed securities	10,423	--	--	10,423
Total available-for-sale securities	50,397	--	39,974	10,423
Investments:
Marketable equity securities	2,668	2,668	--	--
Mutual funds	23,082	23,082	--	--
U.S. government obligations	7,132	9	7,123	--
Other investments	5,678	90	419	5,169
Total investments	38,560	25,849	7,542	5,169
Total	$ 402,631	$ 242,625	$ 121,744	$ 38,262
Liabilities:
Trading securities sold, but not yet purchased:
U.S. government and agency securities	$ 33,279	$ 33,279	$ --	$ --
State and municipal bonds	154	--	154	--
Corporate obligations	62,012	24,081	37,931	--
Corporate stocks	3,489	3,489	--	--
Total	$ 98,934	$ 60,849	$ 38,085	$ --

Our company's investment in a convertible promissory note issued by FSI Group, LLC ("FSI") and U.S. government securities used to fund our venture capital activities in qualified Missouri business are classified as held-to-maturity and included in "Investments" in the condensed consolidated statements of financial condition and therefore are not included in the above analysis of fair value at March 31, 2009 and December 31, 2008. See Note 19 for details regarding our investment in FSI.

A reconciliation of the beginning and ending balances for trading securities owned and pledged, available-for-sale securities and investments using significant unobservable inputs as of March 31, 2009 was as follows: (in thousands):

	Trading Securities Owned and Pledged	Available-for-Sale Securities	Investments	Total
Balance at December 31, 2008	$ 22,670	$ 10,423	$ 5,169	$ 38,262
Unrealized losses
Included in net income relating to instruments still held at the reporting date	(1,105)	--	(387)	(1,492)
Included in other comprehensive income	--	279	--	279
Realized gains (losses)	10	--	--	10
Purchases, sales, issuances, and settlements	2,825	(2,367)	268	726
Transfers out of Level III	--	--	(19)	(19)
Balance at March 31, 2009	$ 24,400	$ 8,335	$ 5,031	$ 37,766

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level I or Level II valued assets or liabilities. We did not have any Level III liabilities at March 31, 2009 or December 31, 2008. The changes to our company's Level III classified instruments were principally a result of: purchases of auction rate securities ("ARS") from our customers; principal pay-downs of our available-for-sale securities, unrealized gains and losses; and redemptions of ARS at par during the first quarter. Investment gains and losses of our trading securities owned and pledged and our investments are included in our condensed consolidated statements of income as a component of other income/(loss).

NOTE 4 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at March 31, 2009 and December 31, 2008, are as follows (in thousands):

	2009		2008
Securities, at fair value	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
U.S. government obligations	$ 83,217	$ 92,707	$ 40,401	$ 33,279
State and municipal bonds	55,722	305	32,093	154
Corporate obligations	270,552	163,572	43,131	62,012
Corporate stocks	17,604	4,100	25,460	3,489
	$ 427,095	$ 260,684	$ 141,085	$ 98,934

We pledge securities owned as collateral to counterparties who have the ability to repledge the collateral, therefore, we have reported the pledged securities under the caption "Trading securities owned and pledged, at fair value" in the condensed consolidated statements of financial condition.

NOTE 5 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of Stifel Bank's available-for-sale securities and held-to-maturity securities at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. government agencies	$ 1,994	$ 53	$ --	$ 2,047
State and political subdivisions	1,511	27	--	1,538
Mortgage-backed securities-agency collateralized	12,589	--	(227)	12,362
Mortgage-backed securities-non-agency collateralized	22,679	--	(3,694)	18,985
Corporate bonds	10,481	4	(125)	10,360
Asset-backed securities	9,097	9	(771)	8,335
	$ 58,351	$ 93	$ (4,817)	$ 53,627

Held-to-maturity:
Asset-backed securities	$ 7,574	--	--	$ 7,574

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. government agencies	$ 8,447	$ 144	$ --	$ 8,591
State and political subdivisions	1,513	19	(1)	1,531
Mortgage-backed securities-agency collateralized	12,821	--	(391)	12,430
Mortgage-backed securities-non-agency collateralized	23,091	--	(5,669)	17422
Asset-backed securities	11,400	--	(977)	10,423
	$ 57,272	$ 163	$ (7,038)	$ 50,397

Held-to-maturity:
Asset-backed securities	$ 7,574	--	--	$ 7,574

During the three months ended March 31, 2009, available-for-sale securities with an aggregate par value of $6,500 were called by the issuing agencies or matured resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, during the three months ended March 31, 2009, Stifel Bank received principal payments on asset-backed and mortgage-backed securities of $3,015. During the three months ended March 31, 2009, unrealized gains, net of taxes, of $1,372 were recorded in accumulated other comprehensive income. During the three months ended March 31, 2008, unrealized losses, net of deferred tax benefits, of $1,332, were recorded in accumulated other comprehensive income.

On June 30, 2008, Stifel Bank transferred $10,000 par value asset backed security, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from its available-for-sale securities portfolio to its held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income is being amortized as an adjustment of yield over the remaining life of the security. Amortization of $15, net of tax, related to the unrealized loss was recorded as an adjustment of yield during the first quarter of 2009. The estimated fair value of this held-to-maturity security at March 31, 2009 was $6,045. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics. Based upon the results of this analysis and Stifel Bank's intent and ability to hold this investment to maturity, we do not consider this security to be other-than-temporarily impaired as of March 31, 2009.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2009 by contractual maturity, is shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government and state and political agencies and other non-mortgage debt securities:
Within one year	$ 4,306	$ 4,096	$ --	$ --
One to three years	15,776	15,143	--	--
Three to five years	2,001	2,027	--	--
Five to ten years	1,000	1,014	--	--
Over ten years	--	--	7,574	6,045
Mortgage-backed securities:
Five to ten years	9,968	9,102	--	--
Over twenty-five years	25,300	22,245	--	--
	$ 58,351	$ 53,627	$ 7,574	$ 6,045

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $34,129 and $39,570 at March 31, 2009 and December 31, 2008, respectively.

Certain investments in the available-for-sale portfolio at March 31, 2009 are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at March 31, 2009 was $47,595, which was 89% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $52,409 at March 31, 2009. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates, the widening of credit spreads and liquidity issues that have had a pervasive impact on the market.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at March 31, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
Mortgage-backed securities-agency collateralized	$ --	$ --	$ (227)	$ 12,362	$ (227)	$ 12,362
Mortgage-backed securities- non-agency collateralized	(2,828)	9,883	(866)	9,102	(3,694)	18,985
Corporate bonds	(125)	10,360	--	--	(125)	10,360
Asset-backed securities	--	--	(771)	6,915	(771)	6,915
	$ (2,953)	$ 20,243	$ (1,864)	$ 28,379	$ (4,817)	$ 48,622

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

Stifel Bank's available-for-sale securities and held-to-maturity security are reviewed quarterly in accordance with its accounting policy for other-than-temporary impairment and since the decline in fair value of the securities presented in the table above is attributable to changes in interest rates and the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market and not credit quality and because we have the ability and intent to hold these investments until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of March 31, 2009.

NOTE 6 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at March 31, 2009 and December 31, 2008 (in thousands, except percentages):

	2009		2008
	Balance	%	Balance	%
Commercial real estate	$ 43,059	25%	$ 41,563	22%
Construction and land	5,977	3%	13,968	8%
Commercial (1)	20,041	12%	27,538	15%
Residential real estate	52,460	30%	55,661	30%
Home equity lines of credit	29,781	17%	28,612	15%
Consumer (2)	22,146	13%	19,628	10%
Other	22	--%	52	--%
	173,486	100%	187,022	100%
Unamortized loan origination costs, net of loan fees	536		591
Loans in process	72		(3,896)
Allowance for loan losses	(2,710)		(2,448)
	$ 171,384		$ 181,269

(1)   Includes stock-secured loans of $1,073 and $1,770 at March 31, 2009 and December 31, 2008, respectively.
(2)   Includes stock-secured loans of $21,568 and $18,861 at March 31, 2009 and December 31, 2008, respectively.

Changes in the allowance for loan losses at Stifel Bank for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Allowance for loan losses, beginning of period	$ 2,448	$ 1,685
Provision for loan loss charged to operations	533	135
Charge-offs:
Commercial real estate	(219)	(253)
Real estate construction loans	(21)	--
Construction and land	(31)	--
Total charge-offs	(271)	(253)
Recoveries	--	--
Allowances for loan losses, end of period	$ 2,710	$ 1,567

Net charge-offs to average bank loans, net outstanding	0.12%	0.19%

At March 31, 2009, Stifel Bank had $31,108 in mortgage loans held for sale. For the three months ended March 31, 2009, Stifel Bank recognized a gain of $933 from the sale of loans originated for sale, net of fees and costs to originate these loans.

Included in the loan portfolio at March 31, 2009 and December 31, 2008 are impaired loans totaling $2,519 and $573, respectively, for which there are specific loss allowances of $697 and $189, respectively. At March 31, 2009, Stifel Bank had $2,075 of nonperforming loans, which was comprised of $1,982 in non-accruing loans that were less than 90 days past due and $93 in non-accruing loans that were more than 90 days past due, for which there was a specific allowance of $986. There were no non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2008. Stifel Bank has no exposure to sub-prime mortgages. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the condensed consolidated financial statements.

At March 31, 2009 and December 31, 2008, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $0 and $1,578, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $1,014 and $48, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE 7 - Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our company's reportable segments is presented in the following table (in thousands):

	Private Client Group	Equity Capital Markets	Fixed Income Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2008	$ 58,373	$ 41,868	$ 11,352	$ 16,685	$ 128,278
Purchase price adjustments	2,049	868	217	--	3,134
Balance at March 31, 2009	60,422	42,736	11,569	16,685	131,412

Intangible Assets
Balance at December 31, 2008	10,888	2,657	1,085	1,354	15,984
Net additions	1,676	--	--	--	1,676
Amortization of intangible assets	(511)	(92)	(34)	(97)	(734)
Balance at March 31, 2009	12,053	2,565	1,051	1,257	16,926

Total goodwill and intangible assets	$ 72,475	$ 45,301	$ 12,620	$ 17,942	$ 148,338

The changes in goodwill during the three months ended March 31, 2009 primarily consist of payments for the contingent earn-out of $4,338 for the Ryan Beck acquisition and purchase price adjustments related to our acquisition of Butler Wick on December 31, 2008.

Intangible assets consist of acquired customer lists, core deposits, and non-compete agreements that are amortized to expense over their contractual or determined useful lives, as well as backlog, which is amortized against revenue as specific transactions are closed. Intangible assets subject to amortization as of March 31, 2009 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$ 21,004	$ 5,918	$ 15,086
Core deposits	2,157	901	1,256
Other	2,789	2,205	584
	$ 25,950	$ 9,024	$ 16,926

Intangible assets subject to amortization as of December 31, 2008 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$ 19,533	$ 5,371	$ 14,162
Core deposits	2,157	804	1,353
Other	2,584	2,115	469
	$ 24,274	$ 8,290	$ 15,984

Amortization expense related to intangible assets was $734 and $825 for the three months ended March 31, 2009 and 2008, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2009 are: customer lists 6.2 years; core deposits 6.1 years; and non-compete agreements 0.9 years. As of March 31, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal Year
Remainder of 2009	$ 1,996
2010	2,317
2011	2,104
2012	1,743
2013	1,575
Thereafter	7,191
$ 16,926

NOTE 8 - Bank Deposits

Deposits consist of customer bank deposits, savings accounts and time deposits. Deposits at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Demand deposits-non-interest bearing	$ 12,765	$ 23,162
Demand deposits-interest bearing	4,492	4,258
Money market accounts	421,288	232,935
Savings accounts	344	341
Certificates of deposit, less than $100	11,498	13,436
Certificates of deposit, $100 and greater	8,918	10,666
	$ 459,305	$ 284,798

The weighted average interest rate on deposits was 0.6% and 0.4% at March 31, 2009 and December 31, 2008, respectively.

Scheduled maturities of certificates of deposit at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Certificates of deposit, less than $100:
Within one year	$ 7,058	$ 8,525
One to three years	3,088	3,562
Over three years	1,352	1,349
	$ 11,498	$ 13,436
Certificates of deposit, $100 and greater:
Within one year	$ 6,110	$ 7,455
One to three years	1,494	1,949
Over three years	1,314	1,262
	$ 8,918	$ 10,666

At March 31, 2009 and December 31, 2008, the amount of deposits includes deposits of related parties, including $417,995 and $228,653, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $440 and $750, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

At March 31, 2009 and December 31, 2008, customer demand deposit overdrafts of $13 and $34, respectively, have been recorded as "Bank loans" on the condensed consolidated statements of financial condition.

NOTE 9 - Commitments and Contingencies

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2009 and December 31, 2008, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2009, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $69,858 to satisfy the minimum margin deposit requirement of $56,136 at March 31, 2009.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $32,000 in cash at March 31, 2009, which satisfied the minimum margin deposit requirements of $11,236.

We also provide guarantees to securities clearinghouses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. Our company's liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for our company to make payments under these arrangements is considered remote. Accordingly, no liability has been recognized for these arrangements.

We have received inquiries from the SEC, the Financial Industry Regulatory Authority ("FINRA"), and several state regulatory authorities requesting information concerning our transactions in auction rate securities ("ARS"). Additionally, our company and its subsidiary Stifel Nicolaus have been named in civil suits. See further information regarding the civil suits in Note 10.

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 13 for further details.

Note 10 - Legal Proceedings

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

The regulatory investigations include inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our activities with respect to ARS, and inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). We intend to cooperate fully with the SEC, FINRA and the several states in these investigations.

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri (the "Missouri Federal Court") on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets (the "ARS Class Action"). We believe that based upon currently available information and review with outside counsel that we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein.

We are also named in an action filed in the Circuit Court of Franklin County, Missouri, on March 12, 2009, by the Missouri Secretary of State concerning sales of ARS to our customers. The Secretary of State seeks relief, which includes requiring us to pay restitution with interest to those customers who purchased ARS from Stifel Nicolaus and continue to hold ARS, disgorgement of commissions and fees earned on the ARS sales and financial penalties. The case was removed to the United States District Court for the Eastern District of Missouri on April 13, 2009. Furthermore, on May 7, 2009, the State Corporation Commission of the Commonwealth of Virginia filed a Rule to Show Cause against Stifel Nicolaus with the Virginia State Corporation Commission concerning sales of ARS to Virginia residents seeking various remedies under the Virginia statutes, including penalties, assessments and injunctive relief.  We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to these matters and intend to vigorously defend the claims made by the Missouri Secretary of State and Commonwealth of Virginia.

Additionally, we are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company and Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Federal Court") on October 31, 2008. On April 10, 2009, the Wisconsin Federal Court issued an order remanding the case to the Wisconsin State Court on the basis that it did not have subject matter jurisdiction over the suit.

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

Several large banks and brokerage firms, most of which were the primary underwriters of, and supported the auctions for, ARS have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. We are, in conjunction with other industry participants, actively seeking solutions to ARS' illiquidity, which may include the restructuring and refinancing of those ARS. Should issuer redemptions and refinancings continue, our clients' holdings could be reduced further; however, there can be no assurance these events will continue.

On April 9, 2009, we announced that Stifel Nicolaus was providing its clients with details on how they can participate in the previously announced voluntary repurchase plan of eligible ARS purchased at Stifel Nicolaus prior to the collapse of the ARS market in February 2008. The voluntary plan will, upon acceptance by clients, contractually obligate us to repurchase up to 100 percent of eligible ARS. We estimate that our retail clients held approximately $172,000 of eligible ARS as of April 30, 2009.

In the voluntary program's first phase, we are offering to repurchase at par the greater of ten percent or twenty-five thousand dollars of eligible ARS. We anticipate that this initial repurchase will be completed by June 30, 2009. After the initial repurchases, the voluntary plan provides for additional repurchases from eligible investors during each of the next three years, as follows: (i) the greater of ten percent or twenty-five thousand dollars to be completed by June 30, 2010; (ii) the greater of ten percent or twenty-five thousand dollars to be completed by June 30, 2011; and (iii) the balance of outstanding ARS to be repurchased by June 30, 2012.

On April 17, 2009, counsel for the putative class in the ARS Class Action filed a motion for a temporary restraining order seeking a court order from the Missouri Federal Court requiring Stifel Nicolaus to make additional disclosures to its clients regarding its voluntary repurchase plan and to delay the date upon which clients are required to accept the offer (currently May 15, 2009) until the nature and extent of the disclosure has been determined. Stifel Nicolaus opposed the request and the Court denied the motion on April 29, 2009.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in fair value of ARS.

NOTE 11 - Regulatory Capital Requirements

Broker-dealers may be prohibited from expanding their business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and self-regulatory organization, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and Butler Wick have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1,000 and $250, respectively, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). CSA has consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by our company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At March 31, 2009, Stifel Nicolaus had net capital of $163,323, which was 49.5% of aggregate debit items and $156,726 in excess of its minimum required net capital. CSA had net capital of $2,345, which was $2,055 in excess of minimum required net capital. Butler Wick had net capital of $6,127, which was $5,877 in excess of its minimum required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2009, SN Ltd's capital and reserves were $7,939, which was $7,561 in excess of the financial resources requirement under the rules of the FSA.

Our company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Missouri State Division of Finance, respectively. Additionally, Stifel Bank is regulated by the Federal Depository Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2009, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

Stifel Financial Corp. - Federal Reserve Capital Amounts

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 532,119	51.2%	$ 83,083	8.0%	$103,853	10.0%
Tier 1 capital to risk-weighted assets	$ 529,409	51.0%	$41,541	4.0%	$ 62,312	6.0%
Tier 1 capital to adjusted average total assets	$ 529,409	32.3%	$65,543	4.0%	$ 81,928	5.0%

Stifel Bank - Federal Reserve Capital Amounts

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$ 53,908	17.5%	$ 24,363	8.0%	$ 30,795	10.0%
Tier 1 capital to risk-weighted assets	$ 51,198	16.6%	$ 12,318	4.0%	$ 18,477	6.0%
Tier 1 capital to adjusted average total assets	$ 51,198	10.7%	$ 19,154	4.0%	$ 23,943	5.0%

NOTE 12 - Stock-Based Compensation Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards and stock units to our employees. Awards under our company's incentive stock award plans are granted at market value at the date of grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5,988,009 shares at March 31, 2009.

Stock-based compensation expense included in "Employee compensation and benefits" in the condensed consolidated statements of operations for our company's incentive stock award plans was $12,708 and $11,650 for the three months ended March 31, 2009 and 2008, respectively. The related income tax benefit recognized in income was $9,597 and $5,957 for the three months ended March 31, 2009 and 2008, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2009, no options were granted. As of March 31, 2009, there were 1,156,925 options outstanding at a weighted-average exercise price of $8.36 and a weighted-average contractual life of 3.54 years. As of March 31, 2009, there was $595 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted-average period of 1.55 years. We received $1,169 in cash from the exercise of stock options during the three months ended March 31, 2009.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At March 31, 2009, the total number of stock units outstanding was 6,189,545.

A summary of the status of our company's nonvested stock units as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below:

Stock Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	4,427,974
Granted	890,538	$ 36.65
Converted	(860,240)
Cancelled	--
Nonvested at end of year	4,458,272

Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. We charged $9,055 and $8,330 to "Employee compensation and benefits" for the three months ended March 31, 2009 and 2008, respectively, relating to units granted under this Plan. As of March 31, 2009, there were 2,658,779 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% earns a return based on optional investments chosen by financial advisors. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by our company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $21,599 and $23,082 at March 31, 2009 and December 31, 2008, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2009 and December 31, 2008, the deferred compensation liability of $17,298 and $19,580, respectively, is included in "Accrued employee compensation" on the condensed consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to this plan generally cliff vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. Charges to "Employee compensation and benefits" related to these plans were $3,391 and $2,996 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there were 2,566,210 units outstanding under the Plan.

NOTE 13 - Off-Balance Sheet Credit Risk

In the normal course of business, we execute, settle, and finance customer and proprietary securities transactions. These activities expose our company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

In accordance with industry practice, securities transactions generally settle within three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, we may be required to purchase or sell securities at unfavorable market prices.

We borrow and lend securities to finance transactions and facilitate the settlement process, utilizing customer margin securities held as collateral. We monitor the adequacy of collateral levels on a daily basis. We periodically borrow from banks on a collateralized basis utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, we are subject to the risk of acquiring the securities at prevailing market prices in order to satisfy our customer obligations. We control our exposure to credit risk by continually monitoring our counterparties' positions and, where deemed necessary, we may require a deposit of additional collateral and/or a reduction or diversification of positions. Our company sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. We are exposed to risk of loss if securities prices increase prior to closing the transactions. We control our exposure to price risk from short sales through daily review and setting position and trading limits.

We manage our risks associated with the aforementioned transactions through position and credit limits, and the continuous monitoring of collateral. Additional collateral is required from customers and other counterparties when appropriate.

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $492,011, and the fair value of the collateral that had been sold or repledged was $232,522. At December 31, 2008, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $432,751, and the fair value of the collateral that had been sold or repledged was $123,415.

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

At March 31, 2009 and December 31, 2008, Stifel Bank had outstanding commitments to originate loans aggregating $125,516 and $86,327, respectively. The commitments extended over varying periods of time with all commitments at March 31, 2009 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2009 and December 31, 2008, Stifel Bank had outstanding letters of credit totaling $235 and $414, respectively. For all but one of the standby letters of credit commitments at March 31, 2009, the expiration terms range from one month to one year. The remaining commitment, in the amount of $10, has an expiration term of April 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2009 and December 31, 2008, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $35,578 and $18,153, respectively.

NOTE 14 - Income Taxes

The liability for unrecognized tax benefits was $2,138 and $2,105 as of March 31, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income before taxes are $2,138 and $2,105 at March 31, 2009 and December 31, 2008, respectively.

We recognize the accrual of interest and penalties related to income tax matters in the "Provision for income taxes" on the condensed consolidated statements of operations. As of March 31, 2009 and December 31, 2008, accrued interest and penalties included in the unrecognized tax benefits liability were $657 and $647, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states, and foreign jurisdictions with varying statutes of limitation. For the U.S. and most state and foreign jurisdictions, the years 2005 through 2008 remain subject to examination by their respective authorities. We are subject to examination by state tax jurisdictions. It is possible that these examinations will be resolved in the next twelve months. We do not anticipate that payments made during the next twelve month period for these examinations will be material, nor do we expect that the reduction to unrecognized tax benefits as a result of a lapse of applicable statue of limitations will be significant. Our company's foreign jurisdictions are generally fully taxable by the United States.

NOTE 15 - Segment Reporting

We currently operate through the following five business segments: Private Client Group; Equity Capital Markets; Fixed Income Capital Markets; Stifel Bank; and various corporate activities combined in the Other segment. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how management assesses performance and determines how to allocate resources throughout our company and its subsidiaries. The allocation of resources is based on various factors, including prospects for growth, return on investment, and return on revenues. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

The Private Client Group segment includes branch offices and independent contractor offices of our company's broker-dealer subsidiaries located throughout the U.S., primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering Stifel Bank banking products to their private clients.

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

The Stifel Bank segment includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Net Revenues: (1)
Private Client Group	$ 110,524	$ 114,853
Equity Capital Markets	47,083	49,228
Fixed Income Capital Markets	58,389	44,002
Stifel Bank	3,640	2,082
Other	345	1,312
	$ 219,981	$ 211,477
Income Before Income Taxes:
Private Client Group	$ 15,460	$ 25,605
Equity Capital Markets	5,725	6,927
Fixed Income Capital Markets	20,309	14,913
Stifel Bank	1,774	309
Other/Unallocated Overhead	(21,113)	(23,829)
	$ 22,155	$ 23,925

(1)    No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2009 or 2008.

The following table presents our company's total assets on a segment basis at March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Total Assets:
Private Client Group	$ 718,974	$ 625,854
Equity Capital Markets	69,173	68,192
Fixed Income Capital Markets	509,948	174,938
Stifel Bank	521,224	333,784
Other	195,379	355,377
	$ 2,014,698	$ 1,558,145

We have operations in the United States, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Net Revenues:
United States	$ 215,452	$ 202,932
United Kingdom	3,074	5,677
Other European	1,455	2,868
	$ 219,981	$ 211,477

NOTE 16 - Other Comprehensive income

The following table sets forth the components of other comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Net income	$ 13,177	$ 14,347

Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	1,387	(1,332)
Other comprehensive income, net of tax	$ 14,564	$ 13,015

NOTE 17 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	2009	2008*
Net income	$ 13,177	$ 14,347

Weighted average common shares outstanding during the period	26,772	23,276
Dilutive effect of stock options and units (1)	3,426	3,369
Weighted average dilutive common shares (1) (2)	30,198	26,645

Net income per share - basic	$ 0.49	$ 0.61

Net income per share - diluted	$ 0.44	$ 0.54

*    March 31, 2008 amounts have been adjusted for the June 12, 2008 three-for-two stock split.

(1)  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

(2)  For the three month period ended March 31, 2009 and 2008, there were no securities excluded from the weighted average diluted common shares calculation because their effect would be antidilutive.

NOTE 18 - Stockholders' Equity

On May 5, 2005, the board of directors authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. Under existing board authorizations at March 31, 2009, we are permitted to buy an additional 2,010,831 shares. During the three months ended March 31, 2009, we issued 1,040,751 new shares for employee benefit plans.

During the first quarter of 2009, we paid $9,807 related to the Ryan Beck two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share, with partial shares paid in cash.

Note 19 - Variable Interest Entities ("VIE")

FASB Interpretation No. 46® ("FIN46R"), "Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51" applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns or both as a result of holding variable interests.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, we perform a quantitative analysis.

Based on a quantitative and qualitative analysis of each entity determined to be a VIE under the provisions of FIN 46R, we do not absorb a majority of the VIEs expected losses or receive the VIE's expected residual returns or both and therefore, are not required to consolidate any of the VIEs described below.

Debenture to Stifel Financial Capital Trusts

We have completed private placements of cumulative trust preferred securities through Trust II, Trust III, and Trust IV (collectively, the "Trusts"). The Trusts are non-consolidated wholly-owned subsidiaries of our company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to our company. The trusts were determined to be VIEs pursuant to the provisions of FIN 46R because the holders of the equity investment at risk do not have adequate decision making ability over the Trust's activities.

The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from our company by the Trusts, and we effectively provide for the full and unconditional guarantee of the securities issued by the Trusts. We make timely payments of interest to the Trusts as required by contractual obligations, which are sufficient to cover payments due on the securities issued by the Trusts and believe that it is unlikely that any circumstances would occur that would make it necessary for our company to make payments related to these Trusts other than those required under the terms of the debenture agreements and the trust preferred securities agreements.

Investment in FSI

On April 16, 2008, we invested $12,000 in a convertible promissory note issued by FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. On July 1, 2008, under the terms of the note purchase agreement, we exercised an option to increase our investment in the convertible promissory note to $18,000. The note is convertible at our election into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. Our company's exposure to loss is limited to its investment. We have the discretion to make additional capital contributions. Our company's involvement with the VIE has not had a material effect on its consolidated financial position, operations or cash flows. Our investment in FSI, a non-consolidated VIE, of $18,000 at March 31, 2009 is included on the condensed consolidated statements of financial condition under the caption "Investments." See Note 3 for further discussion of our investment in FSI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, and the accompanying condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part II, Item 1A of this report. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Unless otherwise indicated, the terms "we," "us," "our" or "our company" in this report refer to Stifel Financial Corp. and its wholly-owned subsidiaries.

Executive Summary

Stifel Financial Corp. (the "Parent") through its wholly-owned subsidiaries, principally Stifel Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), Butler Wick & Company, Inc. ("Butler Wick") and Stifel Bank & Trust ("Stifel Bank"), we are engaged in retail brokerage, securities trading, investment banking, investment advisory, residential, consumer and commercial banking and related financial services throughout the United States and three European offices. Although we have offices across the United States, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southwest and Western United States. Our principal customers are individual investors, corporations, municipalities and institutions.

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

On March 23, 2009, we entered into a definitive agreement with UBS Financial Services Inc. ("UBS"), which was amended May 4, 2009, to acquire up to 58 branches from the UBS Wealth Management Americas branch network. The transaction is structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The closing of the acquisition is subject to customary conditions and the approval of all required governmental and other regulatory entities and is expected to occur during the third quarter of 2009.

Our ability to attract and retain highly skilled and productive employees is critical to the success of our business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Equity Capital Markets and Fixed Income Capital Markets segments, the continued expansion of our Private Client Group, and the increased activity from the successful integrations of the following acquisitions: Legg Mason ("LM Capital Markets") business acquired on December 1, 2005, the acquisition of Ryan Beck & Company, Inc. ("Ryan Beck") on February 28, 2007, the First Service acquisition on April 2, 2007 and the Butler Wick acquisition on December 31, 2008. Since March 31, 2008, we have increased our number of financial advisors and branch offices by hiring  225 financial advisors and opening 54 branches, of which 75 financial advisors and 17 branches were part of our acquisition of Butler Wick on December 31, 2008. In addition, we added 95 revenue producing investment bankers, traders, institutional sales staff and mortgage bankers along with 246 branch and home office support staff.

For the three months ended March 31, 2009, our net revenues increased 4% to $220.0 million compared to $211.5 million during the comparable period in 2008. Net income decreased 8% to $13.2 million for the three months ended March 31, 2009 compared to $14.3 million during the comparable period in 2008. Profit margins have diminished resulting from the increased overhead added as we took advantage of the opportunities created by market displacement.

Our revenue growth was primarily derived from increased principal transactions; however, certain of our business activities were impacted by the particularly challenging equity market conditions as evidenced by the decline of our investment banking and asset management and service fee revenues of $6.3 million and $5.4 million, respectively, from the comparable three month period in 2008. The market turmoil has contributed to increased principal transactions revenues for the Equity Capital Markets and Fixed Income Capital Markets segments as institutions rebalanced their portfolios and their exposure to the markets. Additionally, the market upheaval and the resultant failure of some Wall Street firms have led to increased market share of institutional business for our company. Market volatility has led to a decrease in the value of our customers' assets and a decrease in customer margin receivables. As a result, commissions, asset management and service fees, and margin interest income decreased in the first quarter and may diminish in the future. Our business does not produce predictable earnings and is affected by many risk factors such as the global economic and credit slowdown, among others.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. Auction rate securities ("ARS") redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in fair value of ARS.

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers' assets under management.

Although we do not engage in any significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements. We do not have any significant direct exposure to the sub-prime market, but are subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms and interest rate fluctuations. Stock prices for companies in this industry, including Stifel Financial Corp., have been volatile as a result of reactions to the global credit crisis and the continued volatility in the financial services industry. We will continue to monitor our market capitalization and review for potential goodwill asset impairment losses if events or changes in circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount.

In connection with ARS, our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulation Authority ("FINRA") and several state regulatory agencies, with which we are cooperating fully. We are also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which we are vigorously defending. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. See Item 1, "Legal Proceedings," in Part II of this report for further details regarding ARS investigations and claims.

Results of Operations - Total Company

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 171,888	78%	13%	$ 152,638	72%
Investment banking	15,504	7	(29)	21,844	10
Asset management and service fees	24,933	11	(18)	30,278	14
Interest	9,892	5	(28)	13,689	7
Other income/(loss)	115	--	*	(1,207)	--
Total revenues	222,332	101	2	217,242	103
Interest expense	2,351	1	(59)	5,765	3
Net revenues	219,981	100	4	211,477	100
Non-Interest Expenses:
Employee compensation and benefits	147,840	67	1	146,030	69
Occupancy and equipment rental	17,867	8	14	15,716	8
Communication and office supplies	11,845	6	(1)	11,947	6
Commissions and floor brokerage	4,360	2	*	481	--
Other operating expenses	15,914	7	19	13,378	6
Total non-interest expenses	197,826	90	6	187,552	89
Income before income taxes	22,155	10	(7)	23,925	11
Provision for income taxes	8,978	4	(6)	9,578	4
Net Income	$ 13,177	6%	(8)%	$ 14,347	7%

*   Percentage is not meaningful.

Net Interest Analysis

The following table presents average balance data and operating interest income and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Interest-Earning Assets:
Margin balances of Stifel Nicolaus	$ 250,509	$ 2,654	4.24%	$ 432,243	$ 6,718	6.22%
Interest-earnings assets of Stifel Bank	470,364	3,656	3.11%	238,634	3,551	5.95%
Stock borrow of Stifel Nicolaus	57,431	8	0.06%	85,400	266	1.25%
Other		3,574			3,154
Total interest income		$ 9,892			$ 13,689
Interest-Bearing Liabilities:
Stifel Nicolaus short-term borrowings	$ 63,948	$ 130	0.81%	$ 114,688	$ 786	2.74%
Interest-bearing liabilities of Stifel Bank	420,096	686	0.65%	190,692	1,716	3.60%
Stock loan of Stifel Nicolaus	44,285	93	0.84%	162,888	1,329	3.26%
Interest-bearing liabilities of unconsolidated subsidiaries	82,500	1,364	6.61%	95,000	1,612	6.79%
Other		78			322
Total interest expense		2,351			5,765
Net interest income		$ 7,541			$ 7,924

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Except as noted in the following discussion of variances for total Company and the ensuing segment results, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the increased number of Private Client Group offices and financial advisors, the increased number of revenue producers in our Equity Capital Markets and Fixed Income Capital Markets segments, the increased administrative overhead to support the growth in our segments and the acquisition of Butler Wick on December 31, 2008. Butler Wick's results of operations are included in our results of operations prospectively from December 31, 2008, the date of acquisition. For the three months ended March 31, 2009, Butler Wick generated $5.7 million in net revenues and a loss before income taxes of $0.9 million.

Our net revenues (total revenues less interest expense) increased $8.5 million to $220.0 million for the three months ended March 31, 2009; a 4% increase over the $211.5 million recorded for the three months ended March 31, 2008.

Commissions and principal transactions revenues increased 13% to $171.9 million for the three months ended March 31, 2009 from $152.6 million in the comparable period in 2008, with increases of 5%, 6%, and 34% in the Private Client Group, Equity Capital Markets, and Fixed Income Capital Markets segments, respectively, primarily resulting from the aforementioned growth and increased principal transactions, primarily in corporate debt and equity and municipal debt, offset by decreased commissions as a result of market volatility and decreased trading volumes. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Investment banking revenues decreased 29% to $15.5 million for the three months ended March 31, 2009 from $21.8 million in the comparable period in 2008 due to the industry-wide decline in common stock offerings and mergers and acquisitions caused by challenging capital market conditions. Capital raising revenues decreased 58% to $5.5 million for the three months ended March 31, 2009 from $13.0 million in the comparable period in 2008 and strategic advisory fees increased 14% to $10.0 million for the three months ended March 31, 2009 from $8.8 million in the comparable period in 2008.

Asset management and service fee revenues decreased 18% to $24.9 million for the three months ended March 31, 2009 from $30.3 million in the comparable period of 2008, primarily resulting from a 29% decrease in the value of assets in fee-based accounts, offset by an 11% increase in the number of managed accounts attributable principally to the continued growth of the Private Client Group. See Assets in Fee-based Accounts included in the table in "Results of Operations - Private Client Group."

Other revenues increased $1.3 million to $0.1 million for the three month period ended March 31, 2009 from a loss of $1.2 million during the comparable period in 2008, principally as a result of the reduction of investment losses during the three months ended March 31, 2009.

Interest revenues decreased 28%, or $3.8 million, to $9.9 million for the three months ended March 31, 2009 from $13.7 million in the comparable period in 2008, principally as a result of a $4.1 million decrease in interest revenue from customer margin borrowing. The average margin balances of Stifel Nicolaus decreased to $250.5 million during the three months ended March 31, 2009 compared to $432.2 million during the comparable period in 2008 at weighted average interest rates of 4.24% and 6.22%, respectively. The average interest-earning assets of Stifel Bank increased to $470.4 million during the three months ended March 31, 2009 compared to $238.6 million during the comparable period in 2008 at weighted average interest rates of 3.11% and 5.95%, respectively. Interest expense decreased 59%, or $3.4 million, to $2.4 million for the three months ended March 31, 2009 from $5.8 million in the comparable period in 2008, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowing and firm inventory and decreased interest rates on stock loan borrowings. See "Net Interest Analysis" above for more details.

Employee compensation and benefits increased 1%, or $1.8 million, to $147.8 million for the three months ended March 31, 2009 from $146.0 million during the comparable period in 2008, principally due to increased headcount associated with the expansion of our Private Client Group, Equity Capital Markets and Fixed Income Capital Markets segments during the first quarter of 2009, partially offset by lower production-based variable compensation compared to the first quarter of 2008. As a percentage of net revenues, employee compensation and benefits totaled 67% for the three months ended March 31, 2009 compared to 69% for the comparable period in 2008. A portion of employee compensation and benefits includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $9.6 million (4% of net revenues) and $6.9 million (3% of net revenues) for the three months ended March 31, 2009 and 2008, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three months ended March 31, 2008, employee compensation and benefits includes $6.3 million for amortization of units awarded to LM Capital Markets associates. As these units were fully amortized as of December 31, 2008, we had no unit amortization expense during the three months ended March 31, 2009.

Occupancy and equipment rental, commissions and floor brokerage, and other operating expenses increased principally due to our expansion of the Equity Capital Markets and Fixed Income Capital Markets segments and continued expansion of the Private Client Group. Additionally, a change in the second quarter of 2008 to a third party vendor for services resulted in $2.4 million of expenses previously recorded as communication and office supplies that are now recorded as commissions and floor brokerage. In addition, we received a rebate of $1.5 million during the first quarter of 2008 related to clearing fees paid in 2007. There were no rebates received during the first quarter of 2009.

The provision for income taxes was $9.0 million for the three months ended March 31, 2009, representing an effective tax rate of 40.5%, compared to $9.6 million for the comparable period in 2008, representing an effective tax rate of 40.0%. The higher effective tax rate in 2009 was due to the proportionately higher level of non-deductible expenses to net income and the decrease in pre-tax net income.

Net income decreased 8%, or $1.1 million, to $13.2 million for the three months ended March 31, 2009, compared to $14.3 million during the comparable period in 2008, principally due to increased costs associated with our continued growth initiatives during the quarter.

Segment Analysis

Our reportable segments include the Private Client Group, Equity Capital Markets, Fixed Income Capital Markets, Stifel Bank, and Other.

The Private Client Group segment includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank.

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

The Stifel Bank segment includes residential, consumer, and commercial lending activities, as well as Federal Depository Insurance Corporation ("FDIC")-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 81,653	74%	5%	$ 77,952	68%
Investment banking	2,070	2	(50)	4,103	4
Asset management and service fees	24,831	22	(18)	30,147	26
Interest	3,155	3	(56)	7,189	6
Other income/(loss)	(467)	--	*	(469)	--
Total revenues	111,242	101	(7)	118,922	104
Interest expense	718	1	(82)	4,069	4
Net revenues	110,524	100	(4)	114,853	100
Non-Interest Expenses:
Employee compensation and benefits	72,218	65	(1)	72,845	63
Occupancy and equipment rental	10,220	9	27	8,026	7
Communication and office supplies	5,284	5	26	4,197	4
Commissions and floor brokerage	1,841	2	*	(68)	--
Other operating expenses	5,501	5	30	4,248	4
Total non-interest expenses	95,064	86	7	89,248	78
Income before income taxes	$ 15,460	14%	(40)%	$ 25,605	22%

*  Percentage is not meaningful.

	March 31, 2009	March 31, 2008
Branch offices (actual)	210	152
Financial advisors (actual)	1,218	972
Independent contractors (actual)	176	197

Assets in Fee-based Accounts
Value (in thousands)	$ 4,755,030	$ 6,702,167
Number of accounts (actual)	25,364	22,840

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Private Client Group net revenues decreased 4% to $110.5 million for the three months ended March 31, 2009, compared to $114.9 million for the comparable period in 2008 as a result of decreases in asset management and service fees, investment banking, and other revenues, partially offset by an increase in commissions and principal transactions. Commissions and principal transactions increased primarily due to increased principal transactions, primarily in municipal debt and corporate debt, offset by decreased commissions as a result of market volatility and decreased trading volumes. Investment banking, which represents sales credits for investment banking underwritings, decreased 50%, principally reflecting a decline in industry-wide equity offerings. Asset management and service fees decreased principally due to a 29% decrease in the value of assets in fee-based accounts, offset by an increase in the number of managed accounts attributable principally to the continued growth of the Private Client Group.

Interest revenues for the Private Client Group decreased 56% to $3.2 million for the three months ended March 31, 2009 compared to $7.2 million for the comparable period in 2008, principally due to lower average interest rates on customer margin borrowing to finance trading activity and lower average customer margin balances. Interest expense decreased 82% to $0.7 million for the three months ended March 31, 2009 compared to $4.1 million for the comparable prior year period, principally as a result of decreased interest rates charged by banks on decreased levels of borrowings to finance customer borrowings.

Non-interest expenses increased 7% to $95.1 million for the three months ended March 31, 2009 compared to $89.2 million for the comparable period in 2008. Employee compensation and benefits decreased 1% principally as a result of decreased variable compensation as a result of decreased production, offset by increased overhead, a component of fixed compensation, as a result of the continued expansion of the Private Client Group. Employee compensation and benefits includes transition pay of $7.9 million (7% of net revenues) and $6.5 million (6% of net revenues) for the three month period ended March 31, 2009 and 2008, respectively, principally in the form of upfront notes, signing bonuses and retention awards in conjunction with our expansion efforts. As a percentage of net revenues, employee compensation and benefits increased to 65% for the three month period ended March 31, 2009 compared to 63% for the comparable period in 2008 as a result of decreased net revenues and increased enhanced pay, which primarily consists of the amortization of upfront notes. Other non-employee compensation and benefits expenses increased principally due to the increase in new branch offices and financial advisors, and the increased depreciation expense associated with the investment in infrastructure, primarily communication and quote equipment.

Income before income taxes for the Private Client Group decreased 40% to $15.5 million for the three months ended March 31, 2009 compared to $25.6 million for the comparable period in 2008 as a result of decreased net revenues and increased costs associated with the continued growth of the Private Client Group.

Results of Operations - Equity Capital Markets

The following table presents consolidated financial information for the Equity Capital Markets segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 36,787	78%	6%	$ 34,654	70%
Investment banking	10,098	22	(29)	14,267	29
Other income/(loss)	222	--	(41)	375	1
Total revenues	47,107	100	(4)	49,296	100
Interest expense	24	--	(65)	68	--
Net revenues	47,083	100	(4)	49,228	100
Non-Interest Expenses:
Employee compensation and benefits	29,311	62	(6)	31,294	64
Occupancy and equipment rental	2,694	6	38	1,933	4
Communication and office supplies	3,345	7	(32)	4,946	10
Commissions and floor brokerage	2,179	5	*	562	1
Other operating expenses	3,829	8	7	3,566	7
Total non-interest expenses	41,358	88	(2)	42,301	86
Income before income taxes	$ 5,725	12%	(17)%	$ 6,927	14%

*   Percentage is not meaningful.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Equity Capital Markets recorded net revenues of $47.1 million for the three months ended March 31, 2009, a decrease of 4% compared to $49.2 million for the comparable period in 2008, principally due to the decrease in investment banking activity resulting from the industry-wide difficult capital market conditions, partially offset by increased commissions and principal transactions, which increased 6% to $36.8 million. Investment banking revenues decreased 29% to $10.1 million for the three months ended March 31, 2009, reflecting a 90% decrease in equity financing revenues to $0.7 million, offset by a 25% increase in financial advisory fees to $9.4 million.

Non-interest expenses decreased $0.9 million to $41.4 million for the three months ended March 31, 2009 compared to $42.3 million for the comparable period in 2008. Employee compensation and benefits as a percentage of net revenues decreased to 62% for the three months ended March 31, 2009 compared to 64% for the comparable period in 2008; principally due to decreased production-based variable compensation compared to the first quarter of 2008 and decreased net revenues. Increases in occupancy and equipment rental, commission and floor brokerage, and other operating expenses can be attributed to our expansion of the Equity Capital Markets segment. Additionally, with our change in a third party vendor for services, $2.4 million previously recorded as communication and office supplies are now being recorded as commission and floor brokerage.

Income before income taxes decreased 17% to $5.7 million for the three months ended March 31, 2009 compared to $6.9 million for the comparable period in 2008, principally as a result of the increased costs attributable to the growth of the segment and the decrease in investment banking revenues during the three months ended March 31, 2009.

Results of Operations - Fixed Income Capital Markets

The following table presents consolidated financial information for the Fixed Income Capital Markets segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues:
Commissions and principal transactions	$ 53,448	91%	34%	$ 40,032	91%
Investment banking	3,337	6	(4)	3,474	8
Interest	2,070	4	(5)	2,167	5
Other income/(loss)	3	--	(41)	6	--
Total revenues	58,858	101	29	45,679	104
Interest expense	469	1	(72)	1,677	4
Net revenues	58,389	100	33	44,002	100
Non-Interest Expenses:
Employee compensation and benefits	33,207	57	28	25,936	59
Occupancy and equipment rental	993	2	28	777	2
Communication and office supplies	1,434	2	1	1,424	3
Commissions and floor brokerage	341	1	*	(13)	--
Other operating expenses	2,105	3	*	965	2
Total non-interest expenses	38,080	65	31	29,089	66
Income before income taxes	$ 20,309	35%	36%	$ 14,913	34%

*   Percentage is not meaningful.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Fixed Income Capital Markets net revenues for the three months ended March 31, 2009 increased 33% to $58.4 million compared to net revenues of $44.0 million for the comparable period in 2008, principally due to an increase in principal transactions, primarily corporate debt, municipal debt, and mortgage-backed bonds due to turbulent markets and institutional customers returning to traditional fixed income products. Interest revenues for the three months ended March 31, 2009 decreased 5% to $2.1 million principally as a result of decreased fixed income inventory held for sale to clients. Interest expense for the three months ended March 31, 2009 decreased 72% to $0.5 million as a result of decreased interest expense incurred to carry the lower levels of such inventory.

Non-interest expenses increased $9.0 million or 31% to $38.1 million for the three months ended March 31, 2009 principally due to a 28% increase in employee compensation and benefits, which primarily increased as a result of increased productivity. Employee compensation and benefits as a percentage of net revenues decreased to 57% for the three months ended March 31, 2009 from 59% for the comparable period in 2008, reflecting increased production. Occupancy and equipment rental, communications and office supplies, commissions and floor brokerage, and other operating expenses increased principally due to the increase in the number of public finance offices compared to the first quarter of 2008.

Income before income taxes increased $5.4 million to $20.3 million for the three months ended March 31, 2009 from $14.9 million for the comparable period in 2008 as a result of the increased net revenues and the scalability of increased production.

Results of Operations - Stifel Bank

The following table presents consolidated financial information for the Stifel Bank segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Revenues:
Interest	$ 3,656	101%	3%	$ 3,551	170%
Other income/(loss)	670	18	*	247	12
Total revenues	4,326	119	14	3,798	182
Interest expense	686	19	(60)	1,716	82
Net revenues	3,640	100	75	2,082	100
Non-Interest Expenses:
Employee compensation and benefits	411	11	(46)	759	36
Occupancy and equipment rental	231	6	5	220	11
Communication and office supplies	114	3	(6)	122	6
Provision for loan losses	533	15	*	135	6
Other operating expenses	577	16	8	537	26
Total non-interest expenses	1,866	51	5	1,773	85
Income before income taxes	$ 1,774	49%	*	$ 309	15%

*   Percentage is not meaningful.

As a bank holding company, we are required to meet capital requirements as defined. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for the calculation of our Federal Reserve Capital Amounts.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2009, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $418.0 million compared to $228.7 million at December 31, 2008.

Interest revenues of $3.7 million for the three months ended March 31, 2009 were generated from weighted average interest-earning assets of $470.4 million at a weighted average interest rate of 3.11%. Interest revenues of $3.6 million for the comparable period in 2008 were generated from weighted average interest-earning assets of $238.6 million at a weighted average interest rate of 5.95%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Other revenues principally reflect the gain on sale of mortgage loans, which increased due to the growth in mortgage loans originated and sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the first three months of 2009 was $420.1 million at a weighted average interest rate of 0.65%. The weighted average balance of interest-bearing liabilities for the comparable period in 2008 was $190.7 million at a weighted average interest rate of 3.60%. See the average balances and interest rates for Stifel Bank presented later in this section for more information regarding average balances, interest income and expense, and average interest rate yields.

Non-interest expenses includes employee compensation and benefits, occupancy and equipment rental, and communication and office supplies primarily related to Stifel Bank's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses.

During the three months ended March 31, 2009, the provision for loan loss charged to operations was $0.5 million, with charge-offs of $0.3 million during the period. During the comparable period in 2008, the provision for loan loss charged to operations was $0.1 million with charge-offs of $0.3 million fully recovered. Included in the loan portfolio at March 31, 2009 are impaired loans totaling $2.5 million for which there are specific loss allowances of $0.7 million compared to impaired loans totaling $0.6 million at December 31, 2008 for which there were specific loss allowances of $0.2 million. At March 31, 2009, Stifel Bank had $2.1 million of nonperforming loans, which was comprised of $2.0 million in non-accruing loans that were less than 90 days past due and $0.1 million in non-accruing loans that were more than 90 days past due, for which there was a specific allowance of $1.0 million. There were no non-accruing loans and there were no accruing loans delinquent 90 days or more at December 31, 2008. Stifel Bank has no exposure to sub-prime mortgages.

The following table sets forth a summary of average balances and interest rates for the periods presented (in thousands, except rates):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$ 183,137	$ 221	0.48%	$ 21,366	$ 157	2.94%
U.S. government agencies	3,011	89	11.77	18,661	271	5.81
State and political subdivisions-taxable	--	--	--	11,332	165	5.81
State and political subdivisions-non taxable (1)	1,512	16	4.17	1,537	13	3.47
Mortgage backed securities	35,723	374	4.19	27,596	369	5.36
Corporate bonds	6,046	51	3.34	2,993	53	7.05
Asset backed securities	17,583	242	5.51	17,849	312	6.99
Federal Home Loan Bank ("FHLB") and other capital stock	719	--	0.11	310	4	4.78
Loans (2)	189,011	2,293	4.85	125,435	2,092	6.67
Loans held for sale	33,622	370	4.41	11,555	115	4.00
Total interest-earning assets	470,364	3,656	3.11%	238,634	3,551	5.95%
Cash and due from banks	4,222			--
Other non-interest-earning assets	21,344			23,026
Total assets	$ 495,930			$ 261,660
Liabilities:
Deposits:
Demand deposits	$ 6,501	$ 4	0.25%	$ 2,230	$ 15	2.59%
Money market	385,411	448	0.46	141,847	1,148	3.24
Savings	349	--	0.05	367	1	1.61
Time deposits	21,820	189	3.48	46,194	552	4.78
FHLB advances	6,000	45	2.97	--	--	--
Federal funds and repurchase agreements	15	--	0.08	54	--	--
Total interest-bearing liabilities	420,096	686	0.65%	190,692	1,716	3.60%
Non-interest-bearing deposits	16,354			--
Other non-interest-bearing liabilities	1,564			14,710
Total liabilities	438,014			205,402
Shareholders' equity	57,916			56,258
Total liabilities and shareholders' equity	$ 495,930			$ 261,660
Net interest margin		$ 2,970	2.53%		$ 1,835	3.08%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands):

	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income:
Federal funds sold	$ 1,002	$ (938)	$ 64
U.S. government agencies	(1,082)	900	(182)
State and political subdivisions-taxable	(83)	(82)	(165)
State and political subdivisions-non taxable	(1)	4	3
Mortgage backed securities	373	(368)	5
Corporate bonds	145	(147)	(2)
Asset backed securities	(5)	(65)	(70)
FHLB and other capital stock	14	(18)	(4)
Loans	435	(234)	201
Loans held for sale	242	13	255
	$ 1,040	$ (935)	$ 105

	Increase (Decrease) Due to
	Volume	Rate	Total
Interest expense:
Deposits:
Demand deposits	$ (20)	$ 9	$ (11)
Money market accounts	(1,395)	695	(700)
Savings	--	(1)	(1)
Time deposits	(239)	(124)	(363)
FHLB advances	23	22	45
Federal funds and repurchase agreements	--	--	--
	$ (1,631)	$ 601	$ (1,030)

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning bank assets and liabilities, as well as changes in average interest rates. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues
Net Revenues:	$ 345	100%	(74)%	$ 1,312	100%
Non-Interest Expenses:
Employee compensation and benefits	12,693	*	(17)	15,197	*
Other operating expenses	8,765	*	(12)	9,944	*
Total non-interest expenses	21,458	*	(15)	25,141	8
Loss before income taxes	$ (21,113)	*	11%	$ (23,829)	*

*   Percentage is not meaningful.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net revenues decreased 74% to $0.3 million for the three months ended March 31, 2009 compared to $1.3 million for the comparable period in 2008, principally as a result of a $1.9 million decrease in net interest revenues to $0.5 million for the three months ended March 31, 2009 as a result of decreased interest charged for short-term borrowings.

Employee compensation and benefits decreased 17% to $12.7 million for the three months ended March 31, 2009 compared to $15.2 million for the comparable period in 2008. Employee compensation and benefits decreased primarily due to lower production-based variable compensation related to decreased profitability compared to the first quarter of 2008, partially offset by an increase in support personnel during the first quarter of 2009 as we continue our growth initiatives. Additionally, included in "Employee compensation and benefits" are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of $6.3 million for the three months ended March 31, 2008 primarily for amortization of units awarded to LM Capital Markets associates. As these units were fully amortized as of December 31, 2008, we had no unit amortization expense during the first quarter of 2009.

Other operating expenses decreased 12% to $8.8 million for the three months ended March 31, 2009 compared to $9.9 million for the comparable period in 2008. Other operating expenses decreased primarily due to a decrease in data processing expense compared to the first quarter of 2008 resulting from lower trading volumes as a result of the continued market downturn.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors and payables. Total assets of $2.0 billion at March 31, 2009 were up 30% over December 31, 2008. The increase is primarily attributable to increased trading inventory. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2009, our liabilities were comprised primarily of deposits of $459.3 million at Stifel Bank and brokerage client payables of $146.0 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, including accrued employee compensation of $160.9 million. To meet our obligations to clients and operating needs, we have approximately $286.7 million in cash. We also have client brokerage receivables of $270.8 million and $171.4 million in loans at Stifel Bank.

Liquidity and Capital Resources

Liquidity is essential to our business. We regularly monitor our liquidity position, including our cash and net capital positions, and we have implemented a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

Our assets, consisting mainly of cash or assets readily convertible into cash, are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank's current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth.

We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies. Net capital rules, restrictions under our long-term debt, or the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing board authorizations at March 31, 2009, we are permitted to buy an additional 2,010,831 shares. During the three months ended March 31, 2009, we issued 1,040,751 new shares for employee benefit plans.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, long-term borrowings, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $47.0 million to $286.7 million at March 31, 2009 from $239.7 million at December 31, 2008. Operating activities used $333.6 million of cash primarily due an increase in operating assets and liabilities, offset by the net effect of non-cash expenses and cash from earnings. Investing activities provided cash of $13.0 million due to net proceeds from the sale of our available-for-sale securities and proprietary investments and bank customer loan repayments, offset by cash used for bank customer loan originations, and fixed asset purchases. During the three months ended March 31, 2009, we purchased $3.8 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $367.5 million due to an increase in bank deposits due to the growth of our bank and proceeds received from borrowings from banks during the three months ended March 31, 2009.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $263.8 million during the three months ended March 31, 2009. There are no compensating balance requirements under these arrangements. At March 31, 2009, short-term borrowings from banks were $163.5 million at an average rate of 1.06%, which were collateralized by company-owned securities valued at $201.6 million. At December 31, 2008, there were no short-term borrowings from banks. The average bank borrowing was $63.9 million and $114.7 million during the three months ended March 31, 2009 and 2008, respectively, at weighted average daily interest rates of 0.81%, and 2.74%, respectively. At March 31, 2009 and December 31, 2008, Stifel Nicolaus had a stock loan balance of $29.7 million and $17.0 million, respectively, at weighted average daily interest rates of 0.63% and 0.52%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $44.3 million and $162.9 million during the three months ended March 31, 2009 and 2008, respectively, at weighted average daily effective interest rates of 0.84%, and 3.26%, respectively. Customer-owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $121.9 million at March 31, 2009, of which $115.9 million was unused, and a $12.7 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $418.0 million at March 31, 2009.

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

Use of Capital Resources

In connection with ARS, our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the SEC, FINRA and several state regulatory agencies, with which we are cooperating fully. We are also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which we are vigorously defending. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity, which may include the restructuring and refinancing of those ARS. See Item 1, "Legal Proceedings," in Part II of this report for a discussion of our legal matters (including ARS).

On March 23, 2009, we entered into a definitive agreement with UBS Financial Services Inc. ("UBS"), which was amended May 4, 2009,  to acquire up to 58 branches from the UBS Wealth Management Americas branch network. The transaction is structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The total consideration includes: (1) an upfront cash payment of up to approximately $29.0 million based on the actual number of branches and financial advisors acquired; and (2) aggregate payments of up to approximately $21.1 million for net fixed assets and employee loans. In addition, we will issue transition pay in the form of upfront payments of up to $31.7 million. Of the upfront payments issued to UBS financial advisors, we expect to pay 70% in cash and the remaining in our company's stock units. A contingent earn-out payment is payable based on the performance of UBS financial advisors, who become our employees, over the two-year period following the closing. The closing of the acquisition is subject to customary conditions and the approval of all required governmental and other regulatory entities and is expected to occur during the third quarter of 2009.

We have paid $30.0 million in the form of upfront notes to investment executives for transition pay during the period January 1, 2009 through April 30, 2009. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We expect to pay out the contingent earn-out liability of $26.6 million related to our acquisition of the LM Capital Markets business from Citigroup Inc. during the second quarter of 2009.

Net Capital Requirements

We operate in a highly regulated environment and are subject to net capital requirements, which may limit distributions to our company from our broker-dealer subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse affect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non broker-dealer subsidiary, Stifel Bank is also subject to various regulatory capital requirements administered by the federal banking agencies.

At March 31, 2009, Stifel Nicolaus had net capital of $163.3 million, which was 49.5% of its aggregate debit items, and $156.7 million in excess of its minimum required net capital; CSA had net capital of $2.3 million, which was $2.1 million in excess of its minimum required net capital; Butler Wick had net capital of $6.1 million which was $5.9 million in excess of its minimum required net capital. At March 31, 2009, SN Ltd had capital and reserves of $7.9 million, which was $7.6 million in excess of the financial resources requirement under the rules of the FSA. At March 31, 2009, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 11 of the Notes to Condensed Consolidated Financial Statements for details of our regulatory capital requirements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Valuation of Financial Instruments

Trading securities owned and pledged and trading securities sold, but not yet purchased, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected in the condensed consolidated statements of operations.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level I, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level III. All other fair value measurements of financial instruments that do not fall within the Level I or Level III classification are considered Level II. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented as fair value in our consolidated statements of financial condition generally are categorized as follows:

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

Our investments in auction rate securities are backed by state municipal student loan bonds and closed-end mutual fund owned corporate stocks and bonds. These auction rate securities have been deemed to be illiquid and, as a result, have been valued using unobservable inputs.

At March 31, 2009, Level III assets for which we bear economic exposure were $37.8 million, or 6% of the total assets measured at fair value. During the three months ended March 31, 2009, we recorded net purchases of $0.7 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $1.2 million.

At March 31, 2009, Level III assets included the following: $20.0 million of auction rate securities, of which the auctions have failed, $8.3 million of asset-backed securities, and $9.4 million of private equity and other fixed income securities.

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS No. 5, "Accounting for Contingencies," ("SFAS 5") to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 1, "Legal Proceedings," in Part II of this report for information on our legal, regulatory and arbitration proceedings.

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at March 31, 2009 and December 31, 2008 was $2.5 million and $2.4 million, respectively, with associated loss allowances of $1.1 million and $1.2 million, respectively.

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

Goodwill and Intangible Assets

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations," which will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. We adopted SFAS 141R in the first quarter of 2009. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At March 31, 2009, we had goodwill of $131.4 million and intangible assets of $16.9 million.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2008 did not indicate any impairment.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 13 of the Notes to Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

The following item constitutes a material change in our contractual obligations outside the ordinary course of business from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008:

On April 9, 2009, we announced that Stifel Nicolaus was providing its clients with details on how they can participate in our previously announced voluntary repurchase plan of eligible ARS purchased at Stifel Nicolaus prior to the collapse of the ARS market in February 2008. The voluntary plan will, upon acceptance by clients, contractually obligate us to repurchase up to 100 percent of eligible ARS. We estimate that our retail clients held approximately $172.0 million of eligible ARS as of April 30, 2009. See Item 1, "Legal Proceedings," in Part II of this report for further details regarding our voluntary repurchase plan of eligible ARS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We manage our trading businesses by product and have established trading departments that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory position. Position limits in trading inventory accounts are established and monitored on a daily basis. We monitor inventory levels and results of the trading departments, as well as inventory aging, pricing, concentration, and securities ratings. The following table primarily represents trading inventory associated with our customer facilitation and market-making activities and includes net long and short fair values, which is consistent with the way risk exposure is managed (in thousands):

	2009		2008
Securities, at fair value	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
U.S. government obligations	$ 83,217	$ 92,707	$ 40,401	$ 33,279
State and municipal bonds	55,722	305	32,093	154
Corporate obligations	270,552	163,572	43,131	62,012
Corporate stocks	17,604	4,100	25,460	3,489
	$ 427,095	$ 260,684	$ 141,085	$ 98,934

We are also exposed to market risk based on our other investing activities. These investments consist of investments in private equity partnerships, start up companies, venture capital investments and zero coupon U.S. government securities and are included under the caption "Investments" on the condensed consolidated statements of financial condition.

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

The following table sets forth the high, low, and daily average VaR for our institutional Fixed Income Capital Markets trading portfolios during the three months ended March 31, 2009 and the daily VaR at March 31, 2009 and December 31, 2008 (in thousands, except rates):

	Three Months Ended March 31, 2009			VaR Calculation at
	High	Low	Daily Average	March 31, 2009	December 31, 2008
Daily VaR	$ 5,849	$ 431	$ 1,404	$ 780	$ 467
Related portfolio value	127,620	58,944	51,435	161,971	19,157
VaR as a percent of portfolio value	4.58%	0.73%	2.73%	0.48%	2.44%

Stifel Bank's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bank is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank's Board of Directors. Stifel Bank utilizes a third party vendor to analyze the available data.

The following table illustrates the estimated change in net interest margin at March 31, 2009 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+200	n/a
+100	n/a
0	0.00%
-100	(1.16)%
-200	(9.82)%

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at March 31, 2009 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest Earning Assets:
Loans	$ 129,633	$ 28,920	$ 47,118	$ 15,328
Securities	152,590	3,273	3,734	6,474
Interest-bearing cash	124,351	--	--	--
Total	406,574	32,193	50,852	21,802
Interest Bearing Liabilities:
Transaction accounts and savings	425,772	2,121	9,043	3,069
Certificates of deposit	7,690	5,478	7,248	--
Borrowings	4,035	--	2,000	--
Total	$ 437,497	$ 7,599	$ 18,291	$ 3,069
GAP	$ (30,923)	$ 24,594	$ 32,561	$ 18,733
Cumulative GAP	$ (30,923)	$ (6,329)	$ 26,232	$ 44,965

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $492.0 million, and the fair value of the collateral that had been sold or repledged was $232.5 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of Private Client Group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under "Critical Accounting Policies and Estimates" in Item 2 and "Legal Proceedings" in Item 1, Part II of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by Stifel Financial Corps' management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following supplements and amends our discussion set forth under Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The regulatory investigations include inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our activities with respect to auction rate securities ("ARS"), and inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). We intend to cooperate fully with the SEC, FINRA and the several states in these investigations.

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri (the "Missouri Federal Court") on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets (the "ARS Class Action"). We believe that based upon currently available information and review with outside counsel that we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein.

We are also named in an action filed in the Circuit Court of Franklin County, Missouri, on March 12, 2009, by the Missouri Secretary of State concerning sales of ARS to our customers. The Secretary of State seeks relief, which includes requiring us to pay restitution with interest to those customers who purchased ARS from Stifel Nicolaus and continue to hold ARS, disgorgement of commissions and fees earned on the ARS sales and financial penalties. The case was removed to the United States District Court for the Eastern District of Missouri on April 13, 2009. Furthermore, on May 7, 2009, the State Corporation Commission of the Commonwealth of Virginia filed a Rule to Show Cause against Stifel Nicolaus with the Virginia State Corporation Commission concerning sales of ARS to Virginia residents seeking various remedies under the Virginia statutes, including penalties, assessments and injunctive relief.  We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to these matters and intend to vigorously defend the claims made by the Missouri Secretary of State and Commonwealth of Virginia.

Additionally, we are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company and Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Federal Court") on October 31, 2008. On April 10, 2009, the Wisconsin Federal Court issued an order remanding the case to the Wisconsin State Court on the basis that it did not have subject matter jurisdiction over the suit.

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

Several large banks and brokerage firms, most of which were the primary underwriters of, and supported the auctions for, ARS have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. We are, in conjunction with other industry participants, actively seeking solutions to ARS' illiquidity, which may include the restructuring and refinancing of those ARS. Should issuer redemptions and refinancings continue, our clients' holdings could be reduced further; however, there can be no assurance these events will continue.

On April 9, 2009, we announced that Stifel Nicolaus was providing its clients with details on how they can participate in the previously announced voluntary repurchase plan of eligible ARS purchased at Stifel Nicolaus prior to the collapse of the ARS market in February 2008. The voluntary plan will, upon acceptance by clients, contractually obligate us to repurchase up to 100 percent of eligible ARS. We estimate that our retail clients held approximately $172.0 million of eligible ARS as of April 30, 2009.

In the voluntary program's first phase, we are offering to repurchase at par the greater of ten percent or twenty-five thousand dollars of eligible ARS. We anticipate that this initial repurchase will be completed by June 30, 2009. After the initial repurchases, the voluntary plan provides for additional repurchases from eligible investors during each of the next three years, as follows: (i) the greater of ten percent or twenty-five thousand dollars to be completed by June 30, 2010; (ii) the greater of ten percent or twenty-five thousand dollars to be completed by June 30, 2011; and (iii) the balance of outstanding ARS to be repurchased by June 30, 2012.

On April 17, 2009, counsel for the putative class in the ARS class action filed a motion for a temporary restraining order seeking a court order from the Missouri Federal Court requiring Stifel Nicolaus to make additional disclosures to its clients regarding its voluntary repurchase plan and to delay the date upon which clients are required to accept the offer (currently May 15, 2009) until the nature and extent of the disclosure has been determined. Stifel Nicolaus opposed the request and the Court denied the motion on April 29, 2009.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in fair value of ARS.

ITEM 1 A.  RISK FACTORS

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

Recent legislative and regulatory actions, and any such future actions, to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price.

Recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. In addition to the U.S. Treasury Department's Capital Purchase Program (in which we have not participated), under the Troubled Asset Relief Program announced last fall and the new Capital Assistance Program announced in the spring (in which we have not participated), the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits, and the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. Further, there is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition, results of operation or liquidity.

In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

Stock markets in general, and stock prices of financial services firms in particular, including us, have in recent years, and particularly in recent months, experienced significant price and volume fluctuations. The market price of our common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in an overall decline in the market price of our common stock. Factors that could significantly impact the volatility of our stock price include:

•         developments in our business or in the financial sector generally, including the effect of direct governmental action in the financial markets generally and with respect to financial institutions in particular;

•         regulatory changes affecting our operations;

•         the operating and securities price performance of companies that investors consider to be comparable to us;

•         announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•         changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or asset valuations or volatility.

Significant declines in the market price of our common stock or failure of the market price of our common stock to increase could harm our ability to recruit and retain key employees, including our executives and financial advisors and other key professional employees and those who have joined us from companies we have acquired, reduce our access to debt or equity capital and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with future acquisitions.

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

Our banking operations also expose us to a risk of loss resulting from failure to comply with banking laws. In light of current conditions in the U.S. financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry, including introducing proposals for new legislation. We are unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. We also may be adversely affected as a result of changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations. For additional information regarding our regulatory environment and our approach to managing regulatory risk, see the section entitled "Business Regulation" of Item 1 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" respectively, of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as Item 3 "Quantitative and Qualitative Disclosures About Market Risk," of this report.

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

Regulatory and legal developments related to ARS could adversely affect our business.

Since February 2008, the auctions through which most ARS are sold and interest rates are determined have failed, resulting in the lack of liquidity for these securities. We, like other firms in the financial services industry, have received inquiries from the SEC, FINRA, and several state regulatory authorities requesting information concerning our transactions in ARS for our clients. We have also been named in a civil class action lawsuit and in separate actions filed by the Missouri Secretary of State and by the Commonwealth of Virginia relating to the sale of ARS.  While we are working with other industry participants in order to resolve issues relating to ARS and are exploring a range of potential solutions, we anticipate that the regulatory authorities will conduct further review and inquiry on these matters. On April 9, 2009, we announced that Stifel Nicolaus was providing its clients with details on how they can participate in its previously announced voluntary repurchase plan of eligible ARS purchased at Stifel Nicolaus prior to the collapse of the ARS market in February 2008. The voluntary plan will, upon acceptance by clients, contractually obligate Stifel Nicolaus to repurchase up to 100% of eligible ARS (estimated at approximately $172.0 million as of April 30, 2009) in a number of phases. While we believe we have made adequate provision for loss related to the buyback of ARS held by retail clients, additional losses may be incurred related to the resolution of all pending claims, inquiries or investigations which would adversely affect our results of operations and financial position. For a discussion of our legal matters (including ARS) and our approach to managing legal risk, see Item 3, "Legal Proceedings," and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as Item I "Legal Proceedings," and Item 3 "Quantitative and Qualitative Disclosures About Market Risk," respectively, of this report.

Failure to comply with regulatory capital requirements would significantly harm our business.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require Stifel Nicolaus, Butler Wick and CSA, our broker-dealer subsidiaries, to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to limitations on their activities, or in extreme cases, suspension or revocation of their registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and, ultimately, liquidation. Our international subsidiary, SN Ltd, is subject to similar limitations under applicable laws in the United Kingdom. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects. In addition, as a bank holding company, we and our bank subsidiary are subject to various regulatory requirements administered by the federal banking agencies, including capital adequacy requirements pursuant to which we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. See the section entitled "Business - Regulation" of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding our regulatory environment.

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

Our growth strategies have included, and will continue to include, the recruitment of financial advisors and future acquisitions or joint ventures with other businesses. Since December 2005, we have completed five acquisitions: LM Capital Markets in 2005, the private client business of MJSK in 2006, Ryan Beck and First Service in 2007, and Butler Wick in 2008. In addition, on March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS to acquire up to 55 branches from the UBS Wealth Management Americas branch network. This agreement was amended on May 4, 2009 to add three additional branches that we have the right to acquire from the UBS Wealth Management Americas branch network. These acquisitions or any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base has strained, and may continue to strain, our management and administrative resources. Costs or difficulties relating to such transactions, including integration of financial advisors, and other employees, products and services, technology systems, accounting systems and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. In addition, because, as noted above, financial professionals typically take their clients with them when they leave, if key employees or other senior management personnel of the firms we have acquired determine that they do not wish to remain with our company over the long term or at all, we would not inherit portions of the client base of those firms, which would reduce the value of those acquisitions to us.

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

We may not realize the expected benefits of the acquisition of certain branches from UBS.

We may be unable to take advantage of the opportunities we expect to obtain in the acquisition of certain UBS branches, including strengthening of our existing private client business. Financial advisors who have agreed to join us may leave UBS prior to closing and those financial advisors who join from UBS may not stay with us.  Moreover, we may only acquire a portion of the branches that are subject to our agreement with UBS. Additionally, the UBS branches to be acquired by us are also subject to many, if not all, of the same risks faced by our business described herein.  Further, the process of integrating the acquired UBS branches with our operations could cause an interruption of, or loss of momentum in, the activities of the combined company's business and the loss of key personnel. The diversion of management's attention, any delays or difficulties encountered in connection with the acquisition of these branches and the related operational integration and the costs associated with these activities could harm our business, results of operations, financial condition or prospects.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. In addition, we have undergone significant growth in recent years. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. We must also address potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest, but identifying and managing potential conflicts of interest can be complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2008, and Item 3, "Quantitative and Qualitative Disclosures About Market Risk," in this report for more information on how we monitor and manage market and certain other risks.

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

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients' our counterparties' or third parties' operations which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

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

Our current stockholders may experience dilution in their holdings if we issue additional shares of common stock as a result of future offerings or acquisitions where we use our common stock.

As part of our business strategy, we may continue to seek opportunities for growth through strategic acquisitions, in which we may consider issuing equity securities as part of the consideration. Additionally, we may obtain additional capital through the public or private sale of equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock. Moreover, if we issue additional shares of common stock in connection with future acquisitions or as a result of a financing, investors ownership interest in our company will be diluted.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to stockholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or securities convertible into or exchangeable for common stock.

We are subject to an increased risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their brokers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect our company. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability. For a discussion of our legal matters (including ARS) and our approach to managing legal risk, see Item 3 "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as Part II, Item 1 "Legal Proceedings" of this report.

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

Our articles of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to prospective acquirors and to encourage prospective acquirors to negotiate with the board of directors rather than to attempt a hostile takeover. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with the board of directors and by providing the board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the board of directors determines is not in the best interests of our company and our stockholders.

Further, at our 2009 Annual Meeting of Stockholders, which will be held on June 3, 2009, our stockholders will be asked to vote upon an amendment to our Restated Certificate of Incorporation to increase the total number of shares of stock authorized thereunder. Adoption of the proposed amendment could render more difficult any attempted takeover that is opposed by the board of directors. The board of directors may issue, without further action or approval of the stockholders, additional shares of common stock to the public, thereby increasing the number of shares that would have to be acquired to effect a change in control of the Parent. Additionally, the issuance of additional shares of common stock could lead to the dilution of existing stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2009. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2009.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). At March 31, 2009, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.		Description
10.	(y)

Asset Purchase Agreement, dated March 23, 2009, by and between Stifel Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported March 23, 2009) filed on March 23, 2009.

11.1

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1		Rule 13a-14(a) Certifications.
32.1		Section 1350 Certifications.*

*    The certifications attached as Exhibits 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

/s/ James M. Zemlyak
James M. Zemlyak Senior Vice President, Chief Financial Officer, and Treasurer

Date:  May 11, 2009