Form 10-Q
period 2009-06-30
STIFEL FINANCIAL CORP
filed 2009-08-10
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-9305

_________________________

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of	43-1273600 (IRS Employer Identification No.)
incorporation or organization)

501North Broadway
St. Louis, Missouri	63102
(Address of principal executive offices)	(Zip Code)
(314) 342-2000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of shares outstanding of the registrant's common stock as of July 31, 2009 was 28,472,666.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of June 30, 2009 (unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and June 30, 2008 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 (unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Financial Condition

	June 30, 2009	December 31, 2008
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$184,282	$239,725
Cash segregated under federal and other regulations	40	40
Receivables:
Customers	338,570	280,143
Broker, dealers and clearing organizations	411,341	111,575
Securities purchased under agreements to resell	98,144	17,723
Trading securities owned, at fair value (includes assets pledged of $221,825 and $0, respectively)	290,045	122,576
Available-for-sale securities, at fair value	133,238	50,397
Held-to-maturity securities, at amortized cost	7,574	7,574
Mortgages held for sale	43,320	31,246
Bank loans, net of allowance for loan losses of $3,060 and $2,448, respectively	172,561	181,269
Bank foreclosed assets held for sale, net of estimated cost to sell	1,889	2,326
Investments	102,241	75,407
Fixed assets, at cost, net of accumulated depreciation and amortization of $61,812 and $54,075, respectively	50,559	47,765
Goodwill	132,507	128,278
Intangible assets, net of accumulated amortization of $9,689 and $8,290, respectively	16,261	15,984
Loans and advances to financial advisors and other employees, net	146,638	105,767
Deferred tax assets, net	47,329	47,337
Other assets	111,453	93,013
Total assets	$2,287,992	$1,558,145

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Financial Condition (continued)

	June 30, 2009	December 31, 2008
(in thousands, except share amounts)	(Unaudited)
Liabilities and stockholders' equity
Short-term borrowings from banks	$212,300	$-
Payables:
Customers	193,194	156,495
Brokers, dealers and clearing organizations	159,942	29,691
Drafts	37,929	49,401
Securities sold under agreements to repurchase	54,881	2,216
Bank deposits	470,430	284,798
Federal Home Loan Bank advances and other secured financing	2,000	6,000
Trading securities sold, but not yet purchased, at fair value	189,119	98,934
Accrued compensation	104,999	130,037
Accounts payable and accrued expenses	63,715	100,528
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	9,398	19,998
	1,580,407	960,598
Liabilities subordinated to claims of general creditors	4,883	4,362
Stockholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 28,396,540 and 26,300,135 shares, respectively	4,259	3,945
Additional paid-in-capital	505,195	427,480
Retained earnings	198,265	168,993
Accumulated other comprehensive loss	(4,183)	(6,295)
	703,536	594,123 (938
Unearned employee stock ownership plan shares, at cost, 130,153 and 146,421 shares, respectively	(834)	(938)
	702,702	593,185
Total liabilities and stockholders' equity	$2,287,992	$1,558,145

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Commissions	$80,721	$83,063	$155,331	$168,764
Principal transactions	121,261	65,674	218,539	132,611
Investment banking	24,702	20,935	40,206	42,779
Asset management and service fees	24,543	29,966	49,476	60,244
Interest	10,584	12,667	20,476	26,356
Other income	2,739	1,715	2,854	508
Total revenues	264,550	214,020	486,882	431,262
Interest expense	3,045	5,069	5,396	10,834
Net revenues	261,505	208,951	481,486	420,428

Non-interest expenses:
Compensation and benefits	175,881	144,795	323,721	290,825
Occupancy and equipment rental	20,714	16,010	38,581	31,726
Communications and office supplies	13,129	9,748	24,974	21,695
Commissions and floor brokerage	6,321	3,486	10,681	3,967
Other operating expenses	19,351	14,762	35,265	28,140
Total non-interest expenses	235,396	188,801	433,222	376,353

Income before income tax expense	26,109	20,150	48,264	44,075
Provision for income taxes	10,294	7,818	19,272	17,396
Net income	$15,815	$12,332	$28,992	$26,679

Earnings per basic common share:
Basic	$0.58	$0.53	$1.07	$1.14
Diluted	0.51	0.45	0.94	0.99

Weighted average number of common shares outstanding:
Basic	27,455	23,449	27,116	23,363
Diluted	31,270	27,229	30,752	26,931

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Operating Activities:
Net income	$28,992	$26,679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,086	6,065
Deferred income taxes	(1,150)	(1,997)
Amortization of loans and advances to financial advisors and other employees	11,936	10,620
Accretion of discounts on available-for-sale securities	(123)	(384)
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	1,384	380
Excess tax benefit associated with stock-based awards	(10,546)	(7,646)
Stock-based compensation	24,019	25,350
Loss on the sale of investments	2,142	4,420
Amortization of intangible assets	1,399	1,590
Other	257	414
Decrease/(increase) in operating assets:
Receivables:
Customers	(59,139)	9,492
Brokers, dealers and clearing organizations	(299,766)	(68,802)
Securities purchased under agreements to resell	(80,421)	(12,663)
Loans originated as mortgages held for sale	(534,217)	(162,819)
Proceeds from mortgages held for sale	522,143	148,852
Trading securities owned, including those pledged	(167,469)	(40,330)
Loans and advances to financial advisors and other employees	(52,637)	(15,957)
Other assets	(10,926)	18,284
Increase/(decrease) in operating liabilities:
Payables:
Customers	36,699	19,746
Drafts	(11,472)	(12,922)
Brokers, dealers and clearing organizations	91,021	27,550
Trading securities sold, but not yet purchased	90,185	83,000
Other liabilities and accrued expenses	(83,493)	(62,291)
Net cash used in operating activities	(493,096)	(3,369)

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Investing Activities:
Proceeds from:
Sale or maturity of investments	$39,703	$30,871
Maturities, calls and principal paydowns on available-for sale securities	12,649	14,353
Sale of property	-	766
Sale of bank foreclosed assets held for sale	2,845	1,000
Decrease/(increase) in bank loans, net	8,096	(41,557)
Payments for:
Purchase of available-for-sale securities	(92,209)	(16,609)
Purchase of bank foreclosed assets held for sale	(2,719)	(260)
Purchase of fixed assets	(11,005)	(8,490)
Purchase of investments	(68,683)	(37,719)
Net cash used in investing activities	(111,323)	(57,645)
Financing Activities:
Increase in bank deposits, net	185,632	29,768
Net proceeds from short-term borrowings from banks	212,300	56,250
Increase/(decrease) in securities loaned	39,230	(30,044)
Securities sold under agreements to repurchase	52,665	5,199
Reissuance of treasury stock	-	722
Issuance of common stock	53,903	1,754
Excess tax benefits from stock-based compensation	10,546	7,646
Proceeds from/(payments to) Federal Home Loan Bank advances and other secured financing	(4,000)	22,236
Repurchase of common stock	-	(12,141)
Extinguishment of subordinated debt	(1,300)	(914)
Net cash provided by financing activities	548,976	80,476

(Decrease)/increase in cash and cash equivalents	(55,443)	19,462
Cash and cash equivalents at beginning of period	239,725	47,963
Cash and cash equivalents at end of period	$184,282	$67,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,277	$11,713
Cash paid for income taxes, net of refunds	435	6,693
Noncash investing and financing activities:
Units, net of forfeitures	$50,609	$32,681
Payment of Ryan Beck contingent earn-out	9,807	-

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

NOTE 1 - Nature of Operation and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust ("Stifel Bank"), is principally engaged in retail brokerage, securities trading, investment banking, investment advisory, retail, consumer and commercial banking and related financial services throughout the United States. Although we have offices throughout the United States and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company's principal customers are individual investors, corporations, municipalities, and institutions.

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

Effective June 30, 2009, we adopted Statement of Financial Accounting Standard ("SFAS") Statement No. 165 ("SFAS 165), "Subsequent Events." Under SFAS 165, subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet. Unrecognized subsequent events are events or transactions that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements were issued. Recognized subsequent events are recorded in the consolidated financial statements and unrecognized subsequent events are excluded from the consolidated financial statements but disclosed in the notes to the consolidated financial statements if their effect is material. In accordance with SFAS 165, we evaluated subsequent events through August 10, 2009.

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

Recently Adopted Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to our company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities on January 1, 2009. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We adopted SFAS 141R and SFAS 160 in the first quarter of 2009. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of 2009. The adoption did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3 ("FSP 142-3"), "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets." We adopted FSP 142-3 in the first quarter of 2009. FSP 142-3 will be applied prospectively to business combinations and asset acquisitions that occur on or after January 1, 2009.

In June 2008, the FASB issued FSP EITF No. 03-6-1 ("FSP EITF 03-06-1"), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, "Earnings per Share." FSP EITF 03-6-1 specifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We adopted FSP EITF 03-06-1 in the first quarter of 2009. The adoption did not impact our calculation of earnings per share for the three and six months ended June 30, 2009.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation ("FIN") FIN 45-4 ("FSP FAS 133-1 and FIN 45-4"), "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." FSP FAS 133-1 and FIN 45-4 amend SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. We adopted the provisions of FSP FAS 113-1 and FIN 45-4 in the first quarter of 2009. FSP FAS 133-1 and FIN 45-4 also clarify the effective date in SFAS 161. The adoption did not impact our consolidated financial statements.

In November 2008, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 08-7 ("EITF 08-7"), "Accounting for Defensive Intangible Assets," which requires that a defensive intangible asset be accounted for as a separate unit of accounting and should not be included as part of the cost of the acquirer's existing intangible assets. In addition, EITF 08-7 requires that a defensive intangible asset be assigned a useful life that reflects the entity's consumption of the expected benefits related to the asset. EITF 08-7 is to be applied to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of EITF 08-7 in the first quarter of 2009. EITF 08-7 will be applied prospectively to business combinations and asset acquisitions that occur on or after January 1, 2009.

In January 2009, the FASB issued FSP EITF No. 99-20-1 ("FSP EITF 99-20-1"), "Amendments to the Impairment Guidance of EITF Issue No. 99-20," which amends the impairment guidance in EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interest That Continue to be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. In addition, this interpretation retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." We adopted the provisions of FSP EITF 99-20-1 on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009.

In April 2009, the FASB issued FSP No. 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is distressed. We adopted FSP FAS 157-4 during the second quarter of 2009. The adoption of FAP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary-Impairments." FSP FAS 115-2 and FAS 124-2 amend existing guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 require separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. We adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which require disclosures about fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to adoption, we were required to disclose the fair values for these assets and liabilities in our annual audited financial statements. We adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009. The adoption expanded our disclosures regarding the use of fair value in interim periods. See Note 4 for the impact of adoption of FSP FAS 107-1 and APB 28-1 on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165 ("SFAS 165"), "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 did not impact our consolidated financial statements.

In June 2009, the FASB issued Statement No. 166 ("SFAS 166"), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. SFAS 166 removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," to variable interest entities that are qualifying special-purpose entities. SFAS 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 (January 1, 2010 for our company) and will apply only to original transfers made after that date. Early adoption is prohibited. We are evaluating the impact that the adoption of SFAS 166 will have on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167 ("SFAS 167"), "Amendments to FASB Interpretation 46(R)," which improves financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009 (January 1, 2010 for our company). Early adoption is prohibited. We are evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168 ("SFAS 168") "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," which makes the FASB Accounting Standards Codification (the "Codification") the single source of authoritative non-governmental generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. SFAS 168 will impact our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

NOTE 2 - Acquisitions

On March 23, 2009, we entered into a definitive agreement with UBS Financial Services Inc. ("UBS"), which was amended on May 4, 2009, to acquire 56 branches from the UBS Wealth Management Americas branch network. The transaction is structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The total consideration includes: (1) an upfront cash payment of up to approximately $29,000 based on the actual number of branches and financial advisors acquired; and (2) aggregate payments of up to approximately $21,100 for net fixed assets and employee loans. In addition, we will issue transition pay in the form of upfront payments of up to $37,100. Of the upfront payments issued to UBS financial advisors, we expect to pay 70% in cash and the remaining payments in our company's stock units. A contingent earn-out payment is payable based on the performance of UBS financial advisors who become our employees, over the two-year period following the closing. The closing of the acquisition is subject to customary conditions and the approval of all required governmental and other regulatory entities and is expected to occur in four phases. The first three phases, which represent 40 branches, are expected to close during the third quarter of 2009. The final phase is expected to close during the fourth quarter of 2009.

On December 31, 2008, we closed on the acquisition of Butler Wick & Company, Inc. ("Butler Wick"), a privately-held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. We acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends our company's geographic reach in the Ohio Valley region. The purchase price of $12,000 was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values and consolidated in our company's financial statements. Revisions to the allocation will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. Pro forma information is not presented because the acquisition is not considered to be material.

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

NOTE 3 - Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at June 30, 2009 and December 31, 2008, included (in thousands):

	June 30, 2009	December 31, 2008
Securities failed to deliver	$186,090	$3,837
Receivable from clearing organization	149,086	57,954
Deposits paid for securities borrowed	76,165	49,784
	$411,341	$111,575

Amounts payable to brokers, dealers and clearing organizations at June 30, 2009, and December 31, 2008, included (in thousands):

	June 30, 2009	December 31, 2008
Securities failed to receive	$103,867	$8,811
Deposits received from securities loaned	56,075	16,987
Payable from clearing organizations	-	3,893
	$159,942	$29,691

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 4 - Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments and trading securities sold, but not yet purchased.

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

The following is a description of the valuation techniques used to measure fair value.

Cash equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value and classified as Level I.

Financial instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level I. Level I financial instruments include highly liquid instruments with quoted prices such as certain U.S. treasury bonds, corporate bonds, certain municipal securities and equities listed in active markets.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows and reported as Level II. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level II financial instruments generally include certain U.S. government agency securities, certain corporate bonds, certain municipal securities, asset-backed securities, and mortgage-backed securities.

Level III financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level III financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity. Our Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level III corporate bonds are valued using prices from comparable securities.

Investments

Investments in public companies are valued based on quoted prices on active markets and reported in Level I. Investments in certain equity securities with unobservable inputs and auction-rate securities for which the market has been dislocated and largely ceased to function are reported as Level III assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction-rate securities are valued based upon our expectations of issuer redemptions and using internal models.

The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of June 30, 2009 (in thousands):

	June 30, 2009
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$128,118	$128,118	$-	$-
Trading securities owned:
U.S. government agency securities	74,315	-	74,315	-
U.S. government securities	15,494	15,494	-	-
Corporate securities:
Equity securities	11,154	11.154	-	-
Fixed income securities	152,338	88,530	62,712	1,096
State and municipal securities	36,744	6,684	30,060	-
Total trading securities owned	290,045	121,862	167,087	1,096
Available-for-sale securities:
U.S. government agency securities	2,031	-	2,031	-
State and municipal securities	983	-	983	-
Mortgage-backed securities:
Agency	26,502	-	26,502	-
Non-agency	39,427	-	39,427	-
Commercial	9,684	-	9,684	-
Corporate fixed income securities	39,962	30,120	9,842	-
Asset-backed securities	14,649	-	6,791	7,858
Total available-for-sale securities	133,238	-	95,260	7,858
Investments:
Corporate equity securities	2,810	2,810	-	-
Mutual funds	24,206	24,206	-	-
U.S. government securities	4,228	4,228	-	-
Auction rate securities:
Equity securities	46,740	-	-	46,740
Municipal securities	10,338	-	-	10,338
Other	5,838	566	443	4,829
Total investments	94,160	31,810	443	61,907
	$645,561	$311,910	$262,790	$70,861

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government agency securities	$8,552	$-	$8,552	$-
U.S. government securities	85,854	85,854	-	-
Corporate securities:
Equity securities	6,779	6,779	-	-
Fixed income securities	87,508	57,533	29,975	-
State and municipal securities	426	-	426	-
	$189,119	$150,166	$38,953	$-

The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of December 31, 2008 (in thousands):

	December 31, 2008
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$172,589	$172,589	$-	$-
Trading securities owned:
U.S. government agency securities	26,525	-	26,525	-
U.S. government securities	13,876	13,876	-	-
Corporate securities:
Equity securities	14,094	14,094	-	-
Fixed income securities	43,131	11,820	27,150	4,161
State and municipal securities	24,950	4,397	20,553	-
Total trading securities owned	122,576	44,187	74,228	4,161
Available-for-sale securities:
U.S. government agency securities	8,591	-	8,591	-
State and municipal securities	1,531	-	1,531	-
Mortgage-backed securities:
Agency	12,430	-	12,430	-
Non-agency	17,422	-	17,422	-
Asset-backed securities	10,423	-	-	10,423
Total available-for-sale securities	50,397	-	39,974	10,423
Investments:
Corporate equity securities	2,668	2,668	-	-
Mutual funds	23,082	23,082	-	-
U.S. government securities	7,132	9	7,123	-
Auction rate securities:
Equity securities	11,366	-	-	11,470
Municipal securities	7,143	-	-	7,039
Other	5,678	90	419	5,169
Total investments	57,069	25,849	7,542	23,678
	$402,631	$242,625	$121,744	$38,262

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$33,279	$33,279	$-	$-
Corporate securities:
Equity securities	3,489	3,489	-	-
Fixed income securities	62,012	24,081	37,931	-
State and municipal securities	154	-	154	-
	$98,934	$60,849	$38,085	$-

Our company's investment in a U.S. government security used to fund our venture capital activities in qualified Missouri business is classified as held-to-maturity and is not subject to fair value accounting and therefore is not included in the above analysis of fair value at June 30, 2009 and December 31, 2008. This investment is included in "Investments" in the condensed consolidated statements of financial condition at June 30, 2009.

The following table summarizes the changes in fair value carrying values associated with Level III financial instruments during the six months ended June 30, 2009 (in thousands):

	Balance at December 31, 2008	Purchases/ (sales), net	Net transfers in/(out)	Realized gains/ (losses)(1)	Unrealized gains/ (losses)(1)(2)	Balance at June 30, 2009
Assets:
Trading securities owned:
Corporate fixed income securities	$4,161	$(2,454)	$-	$352	$(963)	$1,096
Available-for-sale securities:
Asset-backed securities	10,423	(3,326)	-	-	761	7,858
Investments:
Auction rate securities:
Equity securities	11,470	38,490	-	-	(3,220)	46,740
Municipal securities	7,039	3,475	-	-	(176)	10,338
Other	5,169	273	(503)	-	(110)	4,829
Total investments	23,678	42,238	(503)	-	(3,506)	61,907
	$38,262	$36,458	$(503)	$352	$(3,708)	$70,861

(1)    Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income on the consolidated statements of operations.

(2)    Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level I or Level II valued assets or liabilities. We did not have any Level III liabilities at June 30, 2009 or December 31, 2008. The changes to our company's Level III classified instruments were principally a result of: purchases of auction rate securities ("ARS") from our customers, principal pay-downs of our available-for-sale securities, unrealized gains and losses, and redemptions of ARS at par during the first half of 2009. There were no changes in unrealized gains/(losses) recorded in earnings for the six months ended June 30, 2009 relating to Level III assets still held at June 30, 2009. Investment gains and losses of our investments are included in our condensed consolidated statements of operations as a component of other income.

The following is a summary of the carrying values and estimated fair values of certain financial instruments as of June 30, 2009 (in thousands):

	June 30, 2009
	Carrying Value	Estimated fair value
Financial assets:
Held-to-maturity securities	$7,574	$5,934
Bank loans (including loans held for sale), net of allowance	215,881	211,893
Financial liabilities:
Time deposits	19,690	20,110
Debentures to Stifel Financial Capital Trusts	82,500	39,436

This summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents, cash segregated under federal and other regulations, our investment in a U.S. government security used to fund our venture capital activities in qualified Missouri business which is classified as held-to-maturity and included in "Investments," convertible notes and bank foreclosed assets held for sale. For financial liabilities, these include demand, savings, and money market deposits, Federal Home Loan Bank advances and other secured financing, federal funds purchased, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. SFAS 107 requires the use of carrying value because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

The fair value of loans is estimated by discounting future cash flows on "pass" grade loans using the LIBOR yield curve adjusted by a factor that reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated "life-of-the-loan" aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because we do not have a validated model to estimate lifetime losses on large portions of our loan portfolio. Loans accounted for under SFAS 114 "Accounting by Creditors for Impairment of a Loan" are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by our company, and there are no active trading markets for most of this portfolio. The fair value of time deposits is estimated by discounting future cash flows using the LIBOR yield curve.

These fair value disclosures represent our best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at June 30, 2009 and December 31, 2008, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Trading securities owned:
U.S. government agency securities	$74,315	$26,525
U.S. government securities	15,494	13,876
Corporate securities:
Equity securities	11,154	14,094
Fixed income securities	152,338	43,131
State and municipal securities	36,744	24,950
	$290,045	$122,576
Trading securities sold, but not yet purchased:
U.S. government agency securities	$8,552	$-
U.S. government securities	85,854	33,279
Corporate securities:
Equity securities	6,779	3,489
Fixed income securities	87,508	62,012
State and municipal securities	426	154
	$189,119	$98,934

We pledge securities owned as collateral to counterparties who have the ability to repledge the collateral, therefore, we have reported the pledged securities under the caption "Trading securities owned, at fair value" in the condensed consolidated statements of financial condition.

NOTE 6 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$1,995	$36	$-	$2,031
State and municipal securities	961	22	-	983
Mortgage-backed securities:
Agency	26,469	136	(103)	26,502
Non-agency	53,395	3	(4,287)	49,111
Corporate fixed income securities	39,627	510	(174)	39,963
Asset-backed securities	14,507	673	(532)	14,648
	$136,954	$1,380	$(5,096)	$133,238

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

	June 30, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Carrying value	Gross unrealized gains (2)	Gross unrealized losses (2)	Estimated fair value
Held-to-maturity
Asset-backed securities	$10,069	-	(2,495)	$7,574	-	(1,640)	$5,934

(1) Unrealized gains/(losses) recognized in other comprehensive income.

(2) Unrealized gains/(losses) not recognized in other comprehensive income.

	December 31, 2008
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$8,447	$144	$-	$8,591
State and municipal securities	1,513	19	(1)	1,531
Mortgage-backed securities:
Agency	12,821	-	(391)	12,430
Non-agency	23,091	-	(5,669)	17,422
Asset-backed securities	11,400	-	(977)	10,423
	$57,272	$163	$(7,038)	$50,397

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

	December 31, 2008
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Carrying value	Gross unrealized gains (2)	Gross unrealized losses (2)	Estimated fair value
Held-to-maturity
Asset-backed securities	$10,069	-	(2,495)	$7,574	-	(1,324)	$6,250

(1) Unrealized gains/(losses) recognized in other comprehensive income.

(2) Unrealized gains/(losses) not recognized in other comprehensive income.

During the six months ended June 30, 2009, available-for-sale securities with an aggregate par value of $7,050 were called by the issuing agencies or matured resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, during the six months ended June 30, 2009, Stifel Bank received principal payments on asset-backed and mortgage-backed securities of $5,599. During the three months ended June 30, 2009, unrealized gains, net of deferred taxes, of $629 were recorded in accumulated other comprehensive income. During the three months ended June 30, 2008, unrealized losses, net of deferred tax benefits, of $859 were recorded in accumulated other comprehensive income. During the six months ended June 30, 2009, unrealized gains, net of deferred taxes, of $2,001 were recorded in accumulated other comprehensive income. During the six months ended June 30, 2008, unrealized losses, net of deferred tax benefits, of $2,191 were recorded in accumulated other comprehensive income.

On June 30, 2008, we transferred $10,000 par value asset backed security, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from our available-for-sale securities portfolio to our held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income is being amortized as an adjustment of yield over the remaining life of the security. The estimated fair value of the held-to-maturity security at June 30, 2009 was $5,934. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics. Based upon the results of this analysis and our intent and ability to hold this investment to maturity, we do not consider this security to be other-than-temporarily impaired as of June 30, 2009.

The table below summarizes the amortized cost and fair values debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$7,737	$7,240	$-	$-
After one year through three years	34,392	34,710	-	-
After three years through five years	9,733	10,075	-	-
After five years through ten years	5,228	5,600	-	-
After ten years	-	-	7,574	5,934

Mortgage-backed securities
After five years through ten years	23,694	22,753	-	-
After ten years	56,170	52,860	-	-
	$136,954	$133,238	$7,574	$5,934

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $24,475 and $39,570 at June 30, 2009 and December 31, 2008, respectively.

Certain investments in the available-for-sale portfolio at June 30, 2009 are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at June 30, 2009 was $74,496, which was 56% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $79,592 at June 30, 2009. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates, the widening of credit spreads and liquidity issues that have had a pervasive impact on the market.

Our investment in a held-to-maturity asset-backed security consists of investment grade pools of trust preferred securities related to banks. Unrealized losses were caused primarily by: 1) widening of credit spreads; 2) illiquid markets for collateralized debt obligations; 3) global disruptions in the credit markets; and 4) increased supply of collateralized debt obligation secondary market securities from distressed sellers. There have been no adverse changes to the estimated cash flows of these securities.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at June 30, 2009 (in thousands):

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities:
Agency	$-	$-	$(103)	$11,672	$(103)	$11,672
Non-agency	(1,166)	36,125	(3,121)	9,049	(4,287)	45,174
Corporate fixed income securities	(174)	11,440	-	-	(174)	11,440
Asset-backed securities	-	-	(532)	6,210	(532)	6,210
	$(1,340)	$47,565	$(3,756)	$26,931	$(5,096)	$74,496

Our company's available-for-sale securities and held-to-maturity security are reviewed quarterly in accordance with its accounting policy for other-than-temporary impairment. Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to changes in interest rates, the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market and because we have the ability and intent to hold these investments until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of June 30, 2009.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at June 30, 2009 and December 31, 2008 (in thousands, except percentages):

	June 30, 2009		December 31, 2008
	Balance	Percent	Balance	Percent
Commercial real estate	$40,177	22.9%	$38,446	20.6%
Construction and land	6,060	3.5	13,968	7.5
Commercial (1)	17,145	9.8	27,538	14.7
Residential real estate	50,714	29.0	58,778	31.4
Home equity lines of credit	29,671	16.9	28,612	15.3
Consumer (2)	31,346	17.9	19,628	10.5
Other	24	-	52	-
	175,137	100.0%	187,022	100.0%
Unamortized loan origination costs, net of loan fees	406		591
Loans in process	78		(3,896)
Allowance for loan losses	(3,060)		(2,448)
	$172,561		$181,269

(1) Includes stock-secured loans of $588 and $1,770 at June 30, 2009 and December 31, 2008, respectively.

(2) Includes stock-secured loans of $29,434 and $18,861 at June 30, 2009 and December 31, 2008, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Allowance for loan losses, beginning of period	$2,710	$1,567	$2,448	$1,685
Provision for loan losses	374	935	907	1,070
Charge-offs:
Real estate construction loans	-	(493)	(134)	(493)
Commercial real estate	-	-	(106)	-
Construction and land	-	-	(31)	(253)
Other	(24)	-	(24)	-
Total charge-offs	(24)	(493)	(295)	(746)
Recoveries	-	-	-	-
Allowance for loan losses, end of period	$3,060	$2,009	$3,060	$2,009

Net charge-offs to average bank loans outstanding, net	0.01%	0.28%	0.13%	0.48%

At June 30, 2009, Stifel Bank had $43,320 in mortgage loans held for sale. For the three months ended June 30, 2009 and 2008, Stifel Bank recognized a gain of $1,302 and $814, respectively from the sale of loans originated for sale, net of fees and costs to originate these loans. For the six months ended June 30, 2009 and 2008, Stifel Bank recognized a gain of $2,235 and $1,056, respectively from the sale of loans originated for sale, net of fees and costs to originate these loans.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At June 30, 2009, Stifel Bank had $4,007 of non-accrual loans, which was comprised of $1,660 in non-accrual loans that were less than 90 days past due and $2,347 in non-accrual loans that were more than 90 days past due, for which there was a specific allowance of $1,135. Further, Stifel Bank had $464 in troubled debt restructurings at June 30, 2009.  At December 31, 2008, Stifel Bank had $573 in non-accrual loans, for which there was a specific reserve of $189. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008. Stifel Bank has no exposure to sub-prime mortgages. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the condensed consolidated financial statements.

At June 30, 2009 and December 31, 2008, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $0 and $1,578, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $231 and $48, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

NOTE 8 - Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our company's reportable segments is presented in the following table (in thousands):

	Private Client Group	Capital Markets	Stifel Bank	Total
Goodwill
Balance at December 31, 2008	$58,373	$53,220	$16,685	$128,278
Net additions	3,144	1,085	-	4,229
Impairment losses	-	-	-	-
Balance at June 30, 2009	$61,517	$54,305	$16,685	$132,507

Intangible assets
Balance at December 31, 2008	$10,888	$3,742	$1,354	$15,984
Net additions	1,676	-	-	1,676
Amortization of intangible assets	(997)	(231)	(171)	(1,399)
Impairment losses	-	-	-	-
Balance at June 30, 2009	$11,567	$3,511	$1,183	$16,261

The changes in goodwill during the six months ended June 30, 2009 primarily consist of payments for the contingent earn-out of $4,338 for the Ryan Beck acquisition. The changes in intangible assets during the six months ended June 30, 2009 primarily consist of purchase price adjustments related to our acquisition of Butler Wick on December 31, 2008.

Intangible assets consist of acquired customer lists, core deposits, and non-compete agreements that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization
Customer lists	$21,004	$6,456	$19,533	$5,371
Core deposits	2,157	974	2,157	804
Non-compete agreements	2,789	2,259	2,584	2,115
	$25,950	$9,689	$24,274	$8,290

Amortization expense related to intangible assets was $665 and $766 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to intangible assets was $1,399 and $1,590 for the six months ended June 30, 2009 and 2008, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2009 are: customer lists 6.9 years; core deposits 5.8 years; and non-compete agreements 2.4 years. As of June 30, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2009	$1,319
2010	2,317
2011	2,104
2012	1,743
2013	1,575
Thereafter	7,203
$16,261

NOTE 9 - Bank Deposits

Deposits consist of demand deposits, money market and savings accounts and certificates of deposit. Deposits at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Demand deposits (non interest-bearing)	$15,096	$23,162
Demand deposits (interest-bearing)	3,542	4,258
Money market and savings accounts	432,102	233,276
Certificates of deposit	19,690	24,102
	$470,430	$284,798

The weighted average interest rate on deposits was 0.7% and 0.4% at June 30, 2009 and December 31, 2008, respectively.

Scheduled maturities of certificates of deposit at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Certificates of deposit, less than $100:
Within one year	$6,891	$8,525
One to three years	2,521	3,562
Over three years	1,389	1,349
	10,801	13,436

Certificates of deposit, $100 and greater:
Within one year	$6,301	$7,455
One to three years	1,365	1,949
Over three years	1,223	1,262
	8,889	10,666

	$19,690	$24,102

At June 30, 2009 and December 31, 2008, the amount of deposits includes deposits of related parties, including $429,165 and $228,653, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $418 and $750, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 10 - Commitments and Contingencies

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2009 and December 31, 2008, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2009, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $87,917 to satisfy the minimum margin deposit requirement of $64,555 at June 30, 2009.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $30,000 in cash at June 30, 2009, which satisfied the minimum margin deposit requirements of $11,865.

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

We have received inquiries from the SEC, the Financial Industry Regulatory Authority ("FINRA"), and several state regulatory authorities requesting information concerning our transactions in auction rate securities ("ARS"). Additionally, our company and its subsidiary Stifel Nicolaus have been named in civil suits. See further information regarding the civil suits in Note 11.

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. We estimate that our retail clients who are participating in the voluntary plan to repurchase held $118,275 of eligible ARS at June 30, 2009 after we purchased $39,025 of ARS from eligible customers during the second quarter. The repurchased ARS are included in "Investments" in our consolidated statements of financial condition at June 30, 2009.

As part of the first phase, we repurchased at par the greater of ten percent or twenty-five thousand dollars of eligible ARS. After the initial repurchases, the voluntary plan provides for additional repurchases from eligible investors during each of the next three years. During phases, two, three and four, we estimate that we will repurchase $21,550, $15,575 and $81,150, which will be completed by each June 30, of 2010, 2011 and 2012, respectively.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 14 for further details.

Note 11 - Legal Proceedings

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

We are also named in an action filed in the Circuit Court of Franklin County, Missouri, on March 12, 2009, by the Missouri Secretary of State concerning sales of ARS to our customers. The Secretary of State seeks relief, which includes requiring us to pay restitution with interest to those customers who purchased ARS from Stifel Nicolaus and continue to hold ARS, disgorgement of commissions and fees earned on the ARS sales and financial penalties. The case was removed to the United States District Court for the Eastern District of Missouri on April 13, 2009 and remanded to the Circuit Court of Franklin Count, Missouri on July 21, 2009. Furthermore, on May 7, 2009, the State Corporation Commission of the Commonwealth of Virginia filed a Rule to Show Cause against Stifel Nicolaus with the Virginia State Corporation Commission concerning sales of ARS to Virginia residents seeking various remedies under the Virginia statutes, including penalties, assessments and injunctive relief.  On June 17, 2009, Stifel Nicolaus filed its Response to the Rule to Show Cause which denied the allegations on a number of legal and factual bases. We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to these matters and intend to vigorously defend the claims made by the Missouri Secretary of State and Commonwealth of Virginia.

Additionally, we are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company and Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Federal Court") on October 31, 2008, which remanded the case to the Wisconsin State Court on April 10, 2009..

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

NOTE 12 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to net capital requirements, which may limit distributions to our company from our broker-dealer subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organization, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1,000, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). Stifel Nicolaus and CSA have consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by our company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At June 30, 2009, Stifel Nicolaus had net capital of $147,239, which was 35.5% of aggregate debit items and $138,948 in excess of its minimum required net capital. CSA had net capital of $2,578, which was $2,359 in excess of minimum required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2009, SN Ltd's capital and reserves were $5,453, which was $5,075 in excess of the financial resources requirement under the rules of the FSA.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2009, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$601,249	41.9%	$114,699	8.0%	$143,374	10.0%
Tier 1 capital to risk-weighted assets	598,189	41.7	57,349	4.0	86,024	6.0
Tier 1 capital to adjusted average total assets	598,189	33.5	71,468	4.0	89,335	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$55,425	15.4%	$28,729	8.0%	$35,911	10.0%
Tier 1 capital to risk-weighted assets	52,365	14.6	14,365	4.0	21,547	6.0
Tier 1 capital to adjusted average total assets	52,365	9.9	21,062	4.0	26,328	5.0

NOTE 13 - Stock-Based Compensation Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5,564,895 shares at June 30, 2009.

Stock-based compensation expense included in "Compensation and benefits" in the condensed consolidated statements of operations for our company's incentive stock award plans was $10,586 and $13,029 for the three months ended June 30, 2009 and 2008, respectively. The related income tax benefit recognized in income was $949 and $1,689 for the three months ended June 30, 2009 and 2008, respectively.

Stock-based compensation expense included in "Compensation and benefits" in the condensed consolidated statements of operations for our company's incentive stock award plans was $23,294 and $24,680 for the six months ended June 30, 2009 and 2008, respectively. The related income tax benefit recognized in income was $10,546 and $7,646 for the six months ended June 30, 2009 and 2008, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the six months ended June 30, 2009, no options were granted. As of June 30, 2009, there were 1,115,811 options outstanding at a weighted-average exercise price of $8.36 and a weighted-average contractual life of 3.31 years. As of June 30, 2009, there was $519 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted-average period of 1.41 years. We received $345 and $1,514 in cash from the exercise of stock options during the three and six months ended June 30, 2009, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At June 30, 2009, the total number of stock units outstanding was 6,542,549.

A summary of the status of our company's non-vested stock units as of June 30, 2009 and changes during the six months ended June 30, 2009 is presented below:

	Non-vested stock units	Weighted average grant date fair value
December 31, 2008	4,427,974
Granted	1,261,609	$37.98
Converted	(890,206)
Cancelled	-
June 30, 2009	4,799,377

Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. We charged $5,954 and $9,108 to "Compensation and benefits" for the three months ended June 30, 2009 and 2008, respectively, relating to units granted under the Plan. We charged $15,009 and $17,438 to "Compensation and benefits" for the six months ended June 30, 2009 and 2008, respectively, relating to units granted under the Plan. As of June 30, 2009, there were 2,688,022 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors may choose to base their return on the performance of an index mutual fund as designated by our company or a fixed income option. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $24,206 and $23,082 at June 30, 2009 and December 31, 2008, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2009 and December 31, 2008, the deferred compensation liability of $22,934 and $19,580, respectively, is included in "Accrued employee compensation" on the condensed consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to this plan generally cliff vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Charges to "Compensation and benefits" related to these two plans were $4,347 and $3,593 for the three months ended June 30, 2009 and 2008, respectively. Charges to compensation and benefits related to these plans were $7,738 and $6,589 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there were 2,865,243 units outstanding under the two plans.

NOTE 14 - Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $588,077, and the fair value of the collateral that had been sold or repledged was $215,535. At December 31, 2008, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $432,751, and the fair value of the collateral that had been sold or repledged was $123,415.

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

At June 30, 2009 and December 31, 2008, Stifel Bank had outstanding commitments to originate loans aggregating $145,544 and $86,327, respectively. The commitments extended over varying periods of time with all commitments at June 30, 2009 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2009 and December 31, 2008, Stifel Bank had outstanding letters of credit totaling $167 and $414, respectively. For all but one of the standby letters of credit commitments at June 30, 2009, the expiration terms are less than one year. The remaining commitment, in the amount of $10, has an expiration term of April 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2009 and December 31, 2008, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $33,340 and $18,153, respectively.

NOTE 15 - Income Taxes

The liability for unrecognized tax benefits was $2,333 and $2,105 as of June 30, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income before taxes are $2,333 and $2,105 at June 30, 2009 and December 31, 2008, respectively.

We recognize the accrual of interest and penalties related to income tax matters in the "Provision for income taxes" on the condensed consolidated statements of operations. As of June 30, 2009 and December 31, 2008, accrued interest and penalties included in the unrecognized tax benefits liability were $535 and $647, respectively.

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

NOTE 16 - Segment Reporting

We currently operate through the following four business segments: Private Client Group; Capital Markets; Stifel Bank; and various corporate activities combined in the Other segment. As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how management assesses performance and determines how to allocate resources throughout our company and its subsidiaries. The allocation of resources is based on various factors, including prospects for growth, return on investment, and return on revenues. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

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

The Capital Markets segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits, which are included in the Private Client Group segment), merger and acquisition, and financial advisory services.

The Stifel Bank segment includes residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues: (1)
Private Client Group	$131,164	$120,999	$241,688	$235,852
Capital Markets	125,136	82,720	230,608	175,950
Stifel Bank	4,146	3,237	7,786	5,319
Other	1,059	1,995	1,404	3,307
	$261,505	$208,951	$481,486	$420,428

Income/(loss) before income taxes:
Private Client Group	$20,636	$29,856	$36,096	$55,461
Capital Markets	31,850	15,370	57,884	37,210
Stifel Bank	1,671	422	3,445	731
Other	(28,048)	(25,498)	(49,161)	(49,327)
	$26,109	$20,150	$48,264	$44,075

(1)       No individual client accounted for more than 10 percent of total net revenues for the three months and six months ended June 30, 2009 or 2008.

The following table presents our company's total assets on a segment basis at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total assets:
Private Client Group	$1,011,129	$625,854
Capital Markets	526,428	243,130
Stifel Bank	532,308	333,784
Other	218,127	355,377
	$2,287,992	$1,558,145

We have operations in the United States, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months and six months ended June 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
United States	$256,329	$200,562	$471,781	$403,494
United Kingdom	3,495	5,910	6,569	11,587
Other European	1,681	2,479	3,136	5,347
	$261,505	$208,951	$481,486	$420,428

NOTE 17 - Other Comprehensive income

The following table sets forth the components of other comprehensive income for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$15,815	$12,332	$28,992	$26,679
Other comprehensive income:
Change in unrealized gains/(losses) on available-for-sale securities, net of tax	629	(859)	2,001	(2,191)
Other comprehensive income, net of tax	$16,444	$11,473	$30,993	$24,488

NOTE 18 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$15,815	$12,332	$28,992	$26,679
Shares for basic and diluted calculations:
Average shares used in basic computation	27,455	23,449	27,116	23,363
Dilutive effect of stock options and units (1) (2)	3,815	3,780	3,636	3,568
Average shares used in diluted computation	31,270	27,229	30,752	26,931
Net income per share:
Basic	$0.58	$0.53	$1.07	$1.14
Diluted (1) (2)	$0.51	$0.45	$0.94	$0.99

 (1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

(2)       For the three months and six months ended June 30, 2009 and 2008, there were no securities excluded from the weighted average diluted common shares calculation because their effect would be antidilutive.

NOTE 19 - Stockholders' Equity

On May 5, 2005, the board of directors authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. Under existing board authorizations at June 30, 2009, we are permitted to buy an additional 2,010,831 shares. During the six months ended June 30, 2009, we issued 825,220 new shares for employee benefit plans.

During the first quarter of 2009, we paid $9,807 related to the Ryan Beck two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share, with partial shares paid in cash.

In June 2009, we completed an "at-the-market" public offering of 1,000,000 shares of our common stock at an average price of $45.00 per share, which generated gross proceeds of $45,000 (net proceeds of $43,875 after fees and expenses). Net proceeds were used for general corporate purposes.

NOTE 20 - Variable Interest Entities ("VIE")

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics such as the ability to influence the decision making relative to the entity's activities and how the entity is financed. The determination as to whether we are the primary beneficiary is based on a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, we perform a quantitative analysis.

 Our company's involvement with VIEs is limited to entities used as investment vehicles, the establishment of Stifel Financial Capital Trusts and our investment in a convertible promissory note.

We have investments in and/or act as the general partner or managing member to 12 partnerships and limited liability companies ("LLCs"). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. These entities meet the definition of a VIE; however, we are not the primary beneficiary of the entities as a result of our minority interest in the expected losses or expected residual returns of these entities. These partnerships and LLCs have assets of approximately $185,000 at June 30, 2009. At June 30, 2009, the carrying value of our investment in these partnerships and LLCs is not material. Our remaining capital commitment to these partnerships and LLCs is not material at June 30, 2009. Management fee revenue earned by our company during the three and six months ended June 30, 2009 was insignificant.

Debenture to Stifel Financial Capital Trusts

We have completed private placements of cumulative trust preferred securities through Stifel Financial Capital Trust II, Stifel Financial Capital Trust III, and Stifel Financial Capital Trust IV (collectively, the "Trusts"). The Trusts are non-consolidated wholly-owned business trust subsidiaries of our company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to our company.

The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from our company by the Trusts, and we effectively provide for the full and unconditional guarantee of the securities issued by the Trusts. We make timely payments of interest to the Trusts as required by contractual obligations, which are sufficient to cover payments due on the securities issued by the Trusts and believe that it is unlikely that any circumstances would occur that would make it necessary for our company to make payments related to these Trusts other than those required under the terms of the debenture agreements and the trust preferred securities agreements. The trusts were determined to be VIEs because the holders of the equity investment at risk do not have adequate decision making ability over the Trust's activities. Our investment in the Trusts is not a variable interest because equity interests are variable interests only to the extent that the investment is considered to be at risk. Because our investment was funded by the Trusts, it is not considered to be at risk.

Investment in FSI Group, LLC ("FSI")

We have invested $18,000 in a convertible promissory note issued by FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. The note is convertible at our election into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not absorb a majority of the expected losses, receive a majority of the expected residual returns, it was determined that we are not the primary beneficiary.

Our company's exposure to loss is limited to its investment in FSI at June 30, 2009 of $18,000, which is included in "Other assets" on the consolidated statement of financial condition. Our Company had no liabilities related to this entity at June 30, 2009. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2009. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations or cash flows.

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

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Executive Summary

Stifel Financial Corp. (the "Parent") through its wholly-owned subsidiaries, principally Stifel Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), and Stifel Bank & Trust ("Stifel Bank"), is engaged in retail brokerage, securities trading, investment banking, investment advisory, residential, consumer and commercial banking and related financial services throughout the United States and in three European offices. Although we have offices across the United States, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southwest and Western United States. Our principal customers are individual investors, corporations, municipalities and institutions.

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

On March 23, 2009, we entered into a definitive agreement with UBS Financial Services Inc. ("UBS"), which was amended on May 4, 2009, to acquire 56 branches from the UBS Wealth Management Americas branch network. The transaction is structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The closing of the acquisition is subject to customary conditions and the approval of all required governmental and other regulatory entities and is expected to occur in four phases. The first three phases, which represent 40 branches, are expected to close during the third quarter of 2009. The final phase is expected to close during the fourth quarter of 2009.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Capital Markets segment, and the continued expansion of our Private Client Group. Since June 30, 2008, we have increased our number of financial advisors and branch offices by hiring 384 financial advisors and opening 57 branches, of which 75 financial advisors and 17 branches were part of our acquisition of Butler Wick & Company, Inc. ("Butler Wick") on December 31, 2008. In addition, we added 77 revenue producing investment bankers, traders, institutional sales staff and mortgage bankers along with 335 branch and home office support staff.

Results for the three and six months ended June 30, 2009

For the three months ended June 30, 2009, our net revenues increased 25.2% to a record $261.5 million compared to $208.9 million during the comparable period in 2008. Net income increased 28.2% to $15.8 million for the three months ended June 30, 2009 compared to $12.3 million during the comparable period in 2008.

For the six months ended June 30, 2009, our net revenues increased 14.5% to a record $481.5 million compared to $420.4 million during the comparable period in 2008. Net income increased 8.7% to $29.0 million for the six months ended June 30, 2009 compared to $26.7 million during the comparable period in 2008.

Our revenue growth was primarily derived from increased principal transactions in institutional fixed income sales and trading resulting from turbulent markets, as institutions rebalanced their portfolios and their exposure to the market. In addition, the market upheaval and the resultant failure of some Wall Street firms have led to increased market share of institutional business. Certain of our business activities, however, were impacted by the particularly challenging equity market conditions which have led to a decrease in the value of our customers' assets. As a result, commissions, asset management and service fees, and margin interest income decreased in the second quarter and for the first half of 2009 and may diminish in the future. Our business does not produce predictable earnings and is affected by many risk factors such as the global economic and credit slowdown, among others.

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their auction rate securities ("ARS"). The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. We estimate that our retail clients who are participating in the voluntary plan to repurchase held approximately $118.3 million of eligible ARS at June 30, 2009 after we purchased approximately $39.0 million of ARS from eligible customers during the second quarter.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

External Factors Impacting our Business

During the first half of 2009, the U.S. recession that began in 2008 continued with declines in the U.S. housing market, together with increasing foreclosures and unemployment. Concerns regarding future economic growth and corporate earnings created challenging conditions for the equity markets which experienced broad-based declines, with equity indices continuing to trend slightly lower at the end of the second quarter of 2009. Fixed income credit markets experienced high levels of volatility, though there was a modest improvement in credit market liquidity by the end of the quarter. The impact of these events marked a challenging environment for investment banking businesses with continued limited opportunities to distribute securities in the equity and debt capital markets.

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

In connection with ARS, our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and several state regulatory agencies, with which we are cooperating fully. We are also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which we are vigorously defending. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. See Item 1, "Legal Proceedings," in Part II of this report for further details regarding ARS investigations and claims.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$80,721	$83,063	(2.8)%	30.9%	39.8%
Principal transactions	121,261	65,674	84.6	46.4	31.4
Investment banking	24,702	20,935	18.0	9.5	10.0
Asset management and service fees	24,543	29,966	(18.1)	9.4	14.3
Interest	10,584	12,667	(16.4)	4.0	6.1
Other income	2,739	1,715	59.7	1.0	0.8
Total revenues	264,550	214,020	23.6	101.2	102.4
Interest expense	3,045	5,069	(39.9)	1.2	2.4
Net revenues	261,505	208,951	25.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	175,881	144,795	21.5	67.3	69.3
Occupancy and equipment rental	20,714	16,010	29.4	7.9	7.6
Communication and office supplies	13,129	9,748	34.7	5.0	4.7
Commissions and floor brokerage	6,321	3,486	81.3	2.4	1.7
Other operating expenses	19,351	14,762	31.1	7.4	7.1
Total non-interest expenses	235,396	188,801	24.7	90.0	90.4

Income before income taxes	26,109	20,150	29.6	10.0	9.6
Provision for income taxes	10,294	7,818	31.7	3.9	3.7
Net income	$15,815	$12,332	28.2%	6.1%	5.9%

For the three months ended June 30, 2009, net revenues (total revenues less interest expense) increased $52.6 million to a record $261.5 million; a 25.2% increase over the $208.9 million recorded for the three months ended June 30, 2008. Net income increased 28.2% to $15.8 million for the three months ended June 30, 2009 compared to $12.3 million during the comparable period in 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$155,331	$168,764	(8.0)%	32.3%	40.1%
Principal transactions	218,539	132,611	64.8	45.4	31.6
Investment banking	40,206	42,779	(6.0)	8.4	10.2
Asset management and service fees	49,476	60,244	(17.9)	10.3	14.3
Interest	20,476	26,356	(22.3)	4.3	6.3
Other income	2,854	508	*	0.4	0.1
Total revenues	486,882	431,262	12.9	101.1	102.6
Interest expense	5,396	10,834	(50.2)	1.1	2.6
Net revenues	481,486	420,428	14.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	323,721	290,825	11.3	67.3	69.2
Occupancy and equipment rental	38,581	31,726	21.6	8.0	7.5
Communication and office supplies	24,974	21,695	15.1	5.2	5.2
Commissions and floor brokerage	10,681	3,967	*	2.2	0.9
Other operating expenses	35,265	28,140	25.3	7.3	6.7
Total non-interest expenses	433,222	376,353	15.1	90.0	89.5

Income before income taxes	48,264	44,075	9.5	10.0	10.5
Provision for income taxes	19,272	17,396	10.8	4.0	4.1
Net income	$28,992	$26,679	8.7%	6.0%	6.4%

* Percentage is not meaningful.

For the six months ended June 30, 2009, net revenues (total revenues less interest expense) increased $61.1 million to a record $481.5 million; a 14.5% increase over the $420.4 million recorded for the six months ended June 30, 2008. Net income increased 8.7% to $29.0 million for the six months ended June 30, 2009 compared to $26.7 million during the comparable period in 2008.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Net revenues:
Commissions	$80,721	$83,063	(2.8)%	$155,331	$168,764	(8.0)%
Principal transactions	121,261	65,674	84.6	218,539	132,611	64.8
Investment banking:
Capital raising	14,235	11,811	20.5	19,733	24,842	(20.6)
Strategic advisory fees	10,467	9,124	14.7	20,473	17,937	14.1
	24,702	20,935	18.0	40,206	42,779	(6.0)
Asset management and service fees	24,543	29,966	(18.1)	49,476	60,244	(17.9)
Net interest	7,539	7,598	(0.8)	15,080	15,522	(2.8)
Other income	2,739	1,715	59.7	2,854	508	*
Total net revenues	$261,505	$208,951	25.2%	$481,486	$420,428	14.5%

* Percentage is not meaningful.

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue and expense categories can be attributed principally to the increased number of Private Client Group offices and financial advisors, the increased number of revenue producers in our Capital Markets segment, the increased administrative overhead to support the growth in our segments, the acquisition of Butler Wick on December 31, 2008, and transition costs associated with the UBS acquisition that will close during the third and fourth quarters of 2009. Butler Wick's results of operations are included in our results of operations prospectively from December 31, 2008, the date of acquisition. For the three and six month periods ended June 30, 2009, Butler Wick generated net revenues of $5.7 million and $11.4 million, respectively.

Commissions - For the three months ended June 30, 2009, commission revenues decreased 2.8% to $80.7 million from $83.1 million in the comparable period in 2008. For the six months ended June 30, 2009, commission revenues decreased 8.0% to $155.3 million from $168.8 million in the comparable period in 2008. The volatility in capital markets has resulted in a decrease in trading volumes, as customers have returned to traditional fixed income products.

Principal transactions - For the three months ended June 30, 2009, principal transactions revenue increased 84.6% to $121.3 million from $65.7 million in the comparable period in 2008, with increases of 51.3% and 116.8% in the Private Client Group and Capital Markets segments, respectively. For the six months ended June 30, 2009, principal transactions revenue increased 64.8% to $218.5 million from $132.6 million in the comparable period in 2008, with increases of 40.2% and 86.5% in the Private Client Group and Capital Markets segments, respectively. The increases are primarily attributable to increased principal transactions, primarily in over-the-counter equity, corporate and municipal debt and mortgage-backed bonds due to turbulent markets and customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Investment banking - For the three months ended June 30, 2009, investment banking revenues increased 18.0% to $24.7 million from $20.9 million in the comparable period in 2008. For the six months ended June 30, 2009, investment banking revenues decreased 6.0% to $40.2 million from $42.8 million in the comparable period in 2008.

Capital raising revenues increased 20.5% to $14.2 million for the three months ended June 30, 2009 from $11.8 million in the comparable period in 2008. Fixed income financing and equity financing revenues were $4.3 million and $9.6 million, respectively, an increase of $2.6 million and $0.2 million, respectively, from the comparable period in 2008. Capital raising revenues decreased 20.6% to $19.7 million for the six months ended June 30, 2009 from $24.9 million in the comparable period in 2008. Fixed income financing revenues were $8.6 million, an increase of $3.9 million, or 84.6% from the comparable period in 2008. Equity financing revenues were $10.6 million, a decrease of $7.3 million, or 40.7% from the comparable period in 2008. During the second quarter of 2009, capital market conditions began to improve for both equity and fixed income, and we raised capital for our clients in a number of successful corporate and public finance underwritings. The significant rebound in fixed income financings during the second quarter was offset by the challenging market conditions that began during the second half of 2008 and continued into the first quarter of 2009 related to equity financings.

Strategic advisory fees increased 14.7% to $10.5 million for the three months ended June 30, 2009 from $9.1 million in the comparable period in 2008. Strategic advisory fees increased 14.1% to $20.5 million for the six months ended June 30, 2009 from $17.9 million in the comparable period in 2008. The increases are primarily due to an increase in the number of completed transactions and the aggregate transaction value, as well as the average revenue per transaction, over the comparable periods in 2008.

Asset management and service fees - Asset management and service fees include mutual fund service fees and fees for other asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management and service fees are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the three months ended June 30, 2009, asset management and service fee revenues decreased 18.1% to $24.5 million from $30.0 million in the comparable period of 2008. For the six months ended June 30, 2009, asset management and service fee revenues decreased 17.9% to $49.5 million from $60.2 million in the comparable period of 2008. The decreases in the respective periods are primarily a result of a 26.1% decrease in the value of assets in fee-based accounts from June 30, 2008, offset by an 8.6% increase in the number of managed accounts attributable principally to the continued growth of the Private Client Group. See Assets in Fee-based Accounts included in the table in "Results of Operations - Private Client Group."

Other income - For the three months ended June 30, 2009, other income increased $1.0 million to $2.7 million from $1.7 million during the comparable period in 2008. For the six months ended June 30, 2009, other income increased $2.3 million to $2.8 million from $0.5 million during the comparable period in 2008.

The increases are primarily attributable to the reduction of investment losses during the three and six months ended June 30, 2009.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$268,768	$2,889	4.30%	$427,698	$5,522	5.16%
Interest-earning assets (Stifel Bank)	519,326	3,778	2.91	271,265	3,811	5.62
Stock borrow (Stifel Nicolaus)	80,817	17	0.09	102,713	188	0.73
Other (Stifel Nicolaus)		3,900			3,146
Total interest revenue		$10,584			$12,667

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$185,887	$453	0.98%	$181,634	$890	1.96%
Interest-bearing liabilities (Stifel Bank)	460,935	1,008	0.87	222,168	1,436	2.59
Stock loan (Stifel Nicolaus)	40,896	102	1.00	126,814	681	2.15
Interest-bearing liabilities (Capital Trusts)	82,500	1,365	6.62	95,000	1,584	6.67
Other (Stifel Nicolaus)		117			478
Total interest expense		3,045			5,069
Net interest income		$7,539			$7,598

	Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$259,869	$5,543	4.27%	$429,958	$12,240	5.69%
Interest-earning assets (Stifel Bank)	495,522	7,434	3.00	254,740	7,362	5.78
Stock borrow (Stifel Nicolaus)	69,189	26	0.07	94,057	454	0.97
Other (Stifel Nicolaus)		7,473			6,300
Total interest revenue		$20,476			$26,356

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$125,254	$583	0.93%	$148,161	$1,676	2.26%
Interest-bearing liabilities (Stifel Bank)	440,629	1,694	0.77	206,430	3,152	3.05
Stock loan (Stifel Nicolaus)	42,581	195	0.92	144,851	2,010	2.78
Interest-bearing liabilities (Capital Trusts)	82,500	2,729	6.62	95,000	3,196	6.73
Other (Stifel Nicolaus)		195			800
Total interest expense		5,396			10,834
Net interest income		$15,080			$15,522

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the quarter ended June 30, 2009, net interest income of $7.5 million remained relatively unchanged from the comparable period in 2008. For the six months ended June 30, 2009, net interest income decreased to $15.1 million from $15.5 million during the comparable period in 2008.

For the three months ended June 30, 2009, interest revenue decreased 16.4%, or $2.1 million, to $10.6 million from $12.7 million in the comparable period in 2008, principally as a result of a $2.6 million decrease in interest revenue from customer margin borrowing. The average margin balances of Stifel Nicolaus decreased to $268.8 million during the three months ended June 30, 2009 compared to $427.7 million during the comparable period in 2008 at weighted average interest rates of 4.30% and 5.16%, respectively.

For the six months ended June 30, 2009, interest revenue decreased 22.3%, or $5.9 million, to $20.5 million from $26.4 million in the comparable period in 2008, principally as a result of a $6.7 million decrease in interest revenue from customer margin borrowing. The average margin balances of Stifel Nicolaus decreased to $259.9 million during the first half of 2009 compared to $430.0 million during the comparable period in 2008 at weighted average interest rates of 4.27% and 5.69%, respectively.

For the three months ended June 30, 2009, interest expense decreased 39.9%, or $2.1 million, to $3.0 million from $5.1 million in the comparable period in 2008. For the six months ended June 30, 2009, interest expense decreased 50.2%, or $5.4 million, to $5.4 million from $10.8 million in the comparable period in 2008. The decreases are due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing and firm inventory, decreased interest rates on stock loan borrowings and the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in November 2008. See "Net Interest Revenue" for the respective periods above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Non-interest expenses:
Compensation and benefits	$175,881	$144,795	21.5%	$323,721	$290,825	11.3%
Occupancy and equipment rental	20,714	16,010	29.4	38,581	31,726	21.6
Communications and office supplies	13,129	9,748	34.7	24,974	21,695	15.1
Commissions and floor brokerage	6,321	3,486	81.3	10,681	3,967	*
Other operating expenses	19,351	14,762	31.1	35,265	28,140	25.3
Total non-interest expenses	$235,396	$188,801	24.7%	$433,222	$376,353	15.1%

* Percentage is not meaningful.

Compensation and benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, transition pay, benefits, amortization of stock-based compensation, employment taxes and other employee-related costs. A significant portion of compensation expense is comprised of production-based variable compensation, including discretionary bonuses, which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, including base salaries, stock-based compensation amortization, and benefits, are more fixed in nature.

For the three months ended June 30, 2009, compensation and benefits expense increased 21.5%, or $31.1 million, to $175.9 million from $144.8 million during the comparable period in 2008. For the six months ended June 30, 2009, compensation and benefits expense increased 11.3%, or $32.9 million, to $323.7 million from $290.8 million during the comparable period in 2008.  The increase in compensation and benefits expense is primarily due to increased headcount associated with the expansion of our Private Client Group and Capital Markets segments during the first half of 2009 and higher production-based variable compensation compared to the first half of 2008.

Compensation and benefits expense as a percentage of net revenues decreased to 67.3% for the three months ended June 30, 2009, compared to 69.3% for the comparable period in 2008. Compensation and benefits expense as a percentage of net revenues decreased to 67.3% for the six months ended June 30, 2009, compared to 69.2% for the comparable period in 2008. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues as compared to the three and six month periods ended June 30, 2008, offset by an increase in enhanced pay and base salaries in connection with our continued expansion efforts.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $11.0 million (4% of net revenues) and $20.6 million (4% of net revenues) for the three and six month periods ended June 30, 2009, respectively, compared to $6.5 million (3% of net revenues) and $13.4 million (3% of net revenues) for the three and six month periods ended June 30, 2008, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three and six month periods ended June 30, 2008, compensation and benefits expense includes $6.4 million and $12.6 million, respectively, for amortization of units awarded to Legg Mason ("LM Capital Markets") associates, which were fully amortized as of December 31, 2008.

Occupancy and equipment rental - For the three months ended June 30, 2009, occupancy and equipment rental expense increased 29.4% to $20.7 million from $16.0 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, occupancy and equipment rental expense increased 21.6% to $38.6 million from $31.7 million during the six months ended June 30, 2008.

The increase is primarily due to the expansion of our Private Client Group and Capital Markets segments during the first six months of 2009.  As of June 30, 2009, we have 213 branch offices compared to 160 at June 30, 2008.

Communications and office supplies - Communications expense include cost for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2009, communications and office supplies expense increased 34.7% to $13.1 million from $9.7 million during the second quarter of 2008. For the six months ended June 30, 2009, communications and office supplies expense increased 15.1% to $25.0 million from $21.7 million during the first half of 2008.

The increases were primarily attributable to our continued expansion as we sustained our growth initiatives throughout the first six months of 2009 by adding additional revenue producers and support staff. The increase was partially offset by a change in June 2008 to a third party vendor for services that resulted in $1.4 million and $3.8 million of expenses for the three and six months ended June 30, 2008, respectively, recorded as communication and office supplies. These expenses are now recorded as commissions and floor brokerage expense.

Commissions and floor brokerage - For the three months ended June 30, 2009, commissions and floor brokerage expense increased to $6.3 million from $3.5 million during the comparable period in 2008. For the six months ended June 30, 2009, commissions and floor brokerage expense increased to $10.7 million from $4.0 million during the comparable period in 2008. The increases were primarily attributable to increased business activity and the previously discussed expense classification change for third party vendor for services. The increase over the comparable six month period in 2008 is also attributable to a rebate of $1.5 million received during the first quarter of 2008 related to 2007 clearing fees. We received no such rebates in 2009.

Other operating expenses - Other operating expenses include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2009, other operating expenses increased 31.1% to $19.4 million from $14.8 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, other operating expenses increased 25.3% to $35.3 million from $28.1 million during the six months ended June 30, 2008.

The increases were primarily attributable to the continued growth in all segments during the first half of 2009, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, and legal expenses.  The increase in legal expenses is attributable to an increase in litigation associated with the ongoing investigations in connection with ARS and increased claims.

Provision for income taxes - For the three months ended June 30, 2009, our provision for income taxes was $10.3 million, representing an effective tax rate of 39.4%, compared to $7.8 million for the comparable period in 2008, representing an effective tax rate of 38.8%. For the six months ended June 30, 2009, our provision for income taxes was $19.3 million, representing an effective tax rate of 39.9%, compared to $17.4 million for the comparable period in 2008, representing an effective tax rate of 39.5%. The higher effective tax rates for the three and six month periods ended June 30, 2009, respectively, was due to the proportionately higher level of non-deductible expenses to net income.

SEGMENT ANALYSIS

Our reportable segments include the Private Client Group, Capital Markets, Stifel Bank, and Other. As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change.

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

The Capital Markets segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits, which are included in the Private Client Group segment), merger and acquisition, and financial advisory services.

The Stifel Bank segment includes residential, consumer, and commercial lending activities, as well as Federal Depository Insurance Corporation ("FDIC")-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck & Company, Inc. ("Ryan Beck") acquisitions, and general administration.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations - Private Client Group

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The following table presents consolidated financial information for the Private Client Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$52,091	$49,311	5.6%	39.7%	40.8%
Principal transactions	48,759	32,229	51.3	37.2	26.6
Investment banking	2,843	6,216	(54.3)	2.2	5.1
Asset management and service fees	24,452	29,941	(18.3)	18.6	24.8
Interest	3,604	6,095	(40.9)	2.7	5.0
Other income	258	219	17.6	0.2	0.2
Total revenues	132,007	124,011	6.4	100.6	102.5
Interest expense	843	3,012	(72.0)	0.6	2.5
Net revenues	131,164	120,999	8.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	83,208	72,691	14.5	63.4	60.1
Occupancy and equipment rental	11,265	8,334	35.2	8.6	6.9
Communication and office supplies	5,701	4,232	34.7	4.3	3.5
Commissions and floor brokerage	1,864	1,561	19.5	1.4	1.3
Other operating expenses	8,490	4,325	96.4	6.5	3.5
Total non-interest expenses	110,528	91,143	21.3	84.2	75.3
Income before income taxes	$20,636	$29,856	(30.9)%	15.8%	24.7%

	June 30, 2009	December 31, 2008	June 30, 2008
Branch offices (actual)	213	196	160
Financial advisors (actual)	1,380	1,142	986
Independent contractors (actual)	182	173	192

Assets in fee-based accounts:
Value (in thousands)	4,641,059	5,775,565	6,277,218
Number of accounts (actual)	24,988	24,177	23,017

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The following table presents consolidated financial information for the Private Client Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$95,307	$97,297	(2.0)%	39.4%	41.3%
Principal transactions	87,196	62,195	40.2	36.1	26.3
Investment banking	4,913	10,319	(52.4)	2.0	4.4
Asset management and service fees	49,283	60,088	(18.0)	20.4	25.5
Interest	6,759	13,284	(49.1)	2.8	5.6
Other loss	(209)	(250)	(16.4)	(0.1)	(0.1)
Total revenues	243,249	242,933	0.1	100.6	103.0
Interest expense	1,561	7,081	(78.0)	0.6	3.0
Net revenues	241,688	235,852	2.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	155,426	145,536	6.8	64.3	61.7
Occupancy and equipment rental	21,485	16,360	31.3	8.9	7.0
Communication and office supplies	10,985	8,429	30.3	4.6	3.6
Commissions and floor brokerage	3,705	1,493	*	1.5	0.6
Other operating expenses	13,991	8,573	63.2	5.8	3.6
Total non-interest expenses	205,592	180,391	14.0	85.1	76.5
Income before income taxes	$36,096	$55,461	(34.9)%	14.9%	23.5%

* Percentage is not meaningful.

NET REVENUES

For the three months ended June 30, 2009, Private Client Group net revenues increased 8.4% to $131.2 million from $121.0 million for the comparable period in 2008. For the six months ended June 30, 2009, Private Client Group net revenues increased 2.5% to $241.7 million from $235.9 million for the comparable period in 2008.

 The increase in net revenues for the three and six month periods ended June 30, 2009 over the comparable periods in 2008 are primarily attributable to an increase in principle transactions offset by decreases in asset management and service fees, investment banking and net interest revenues.

Commissions - For the three months ended June 30, 2009, commission revenues increased 5.6% to $52.1 million from $49.3 million in the comparable period in 2008. For the six months ended June 30, 2009, commission revenues decreased 2.0% to $95.3 million from $97.3 million in the comparable period in 2008. The volatility in capital markets has resulted in a decrease in trading volumes, as customers have returned to traditional fixed income products.

Principal transactions - For the three months ended June 30, 2009, principal transactions revenue increased 51.3% to $48.8 million from $32.2 million in the comparable period in 2008. For the six months ended June 30, 2009, principal transactions revenue increased 40.2% to $87.2 million from $62.2 million in the comparable period in 2008. The increases are primarily attributable to increased principal transactions, primarily in over-the-counter equity, corporate and municipal debt and mortgage-backed bonds due to turbulent markets and customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, decreased 18.3% and 52.4% for the three and six month periods ended June 30, 2009, respectively, compared to the prior year. During the second quarter of 2009, capital market conditions began to improve, and we raised capital for our clients in a number of successful transactions. The significant rebound in investment banking activity during the second quarter was offset by the challenging market conditions that began during the second half of 2008 and continued into the first quarter of 2009. See further discussion of investment banking activities in the Capital Markets segment section.

Asset management and service fees - Asset management and service fees decreased 18.3% and 18.0% to $24.5 million and $49.3 million, respectively, for the three and six month periods ended June 30, 2009 compared to the prior year. The decreases in the respective periods are primarily a result of a 26.1% decrease in the value of assets in fee-based accounts from June 30, 2008, offset by an 8.6% increase in the number of managed accounts attributable principally to the continued growth of the Private Client Group. See Assets in Fee-based Accounts included in the table above for further details.

Interest revenue - For the three months ended June 30, 2009, interest revenue decreased 40.9% to $3.6 million from $6.1 million in the comparable period in 2008. For the six months ended June 30, 2009, interest revenue decreased 49.1% to $6.8 million from $13.3 million in the comparable period in 2008. The decreases are primarily due to a decrease in interest revenue from customer margin borrowing to finance trading activity and lower average customer margin balances. See "Net Interest Revenue" for the respective periods in the "Results of Operations" section above for more details.

Interest expense - For the three months ended June 30, 2009, interest expense decreased 72.0% to $0.8 million from $3.0 million in the comparable period in 2008. For the six months ended June 30, 2009, interest expense decreased 78.0% to $1.6 million from $7.1 million in the comparable period in 2008. The decreases are primarily due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing. See "Net Interest Revenue" for the respective periods in the "Results of Operations" section above for more details.

NON-INTEREST EXPENSES

For the three months ended June 30, 2009, Private Client Group non-interest expenses increased 21.3% to $110.5 million from $91.1 million for the comparable period in 2008. For the six months ended June 30, 2009, Private Client Group non-interest expenses increased 14.0% to $205.6 million from $180.4 million for the comparable period in 2008.

Compensation and benefits - For the three and six month periods ended June 30, 2009, compensation and benefits expense increased 14.5% and 6.8%, respectively, from the comparative periods in 2008, principally due to increased variable compensation as a result of increased production and fixed compensation. The increased expenses were incurred as a result of the continued expansion of the Private Client Group.

Compensation and benefits expense as a percentage of net revenues increased to 63.4% for the three months ended June 30, 2009, compared to 60.1% for the comparable period in 2008. Compensation and benefits expense as a percentage of net revenues increased to 64.3% for the six months ended June 30, 2009, compared to 61.7% for the comparable period in 2008. The increase in compensation and benefits expense as a percent of net revenues is primarily attributable to increased enhanced pay, which consists of upfront notes, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $9.3 million (7% of net revenues) and $17.2 million (7% of net revenues) for the three and six month periods ended June 30, 2009, respectively, compared to $6.5 million (5% of net revenues) and $13.0 million (6% of net revenues) for the three and six month periods ended June 30, 2008, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2009, occupancy and equipment rental expense increased 35.2% to $11.3 million from $8.3 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, occupancy and equipment rental expense increased 31.3% to $21.5 million from $16.4 million during the six months ended June 30, 2008. The increase is primarily due to the expansion of our Private Client Group during the first six months of 2009.  As of June 30, 2009, we have 213 branch offices compared to 160 at June 20, 2008.

Communications and office supplies - For the three months ended June 30, 2009, communications and office supplies expense increased 34.7% to $5.7 million from $4.2 million during the second quarter of 2008. For the six months ended June 30, 2009, communications and office supplies expense increased 30.3% to $11.0 million from $8.4 million during the first half of 2008. The increases were primarily attributable to our continued expansion as we sustained our growth initiatives through the first six months of 2009. Since June 30, 2008, we have added 610 revenue producers and support staff and have opened 57 Private Client Group branch offices.

Commissions and floor brokerage - For the three months ended June 30, 2009, commissions and floor brokerage expense increased 19.5% to $1.9 million from $1.6 million during the second quarter of 2008. For the six months ended June 30, 2009, commissions and floor brokerage expense increased $2.2 million to $3.7 million from $1.5 million during the first half of 2008. The increases were primarily attributable to the continued growth of our Private Client Group segment during the first six months of 2009.

Other operating expenses - For the three months ended June 30, 2009, other operating expenses increased 96.4% to $8.5 million from $4.3 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, other operating expenses increased 63.2% to $14.0 million from $8.6 million during the six months ended June 30, 2008. The increases were primarily attributable to the continued growth of our Private Client Group segment during the first half of 2009, which included increased license and registration fees, securities processing fees, and travel-related expenses associated with our acquisition of UBS, which will close during the third and fourth quarters of 2009.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2009, income before income taxes for the Private Client Group decreased 30.9% to $20.6 million from $29.9 million during the comparable period in 2008. For the six months ended June 30, 2009, income before income taxes for the Private Client Group decreased 34.9% to $36.1 million from $55.5 million during the comparable period in 2008. Profit margins have diminished resulting from start-up costs associated with branch office openings, as we took advantage of the opportunities created by market displacement.

Results of Operations - Capital Markets

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The following table presents consolidated financial information for the Capital Markets segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$28,630	$33,752	(15.2)%	22.9%	40.8%
Principal transactions	72,502	33,445	*	57.9	40.4
Investment banking	21,858	14,719	48.5	17.5	17.8
Interest	2,644	2,176	21.5	2.1	2.6
Other income	367	250	46.8	0.3	0.4
Total revenues	126,001	84,342	49.4	100.7	102.0
Interest expense	865	1,622	(46.7)	0.7	2.0
Net revenues	125,136	82,720	51.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	74,250	52,615	41.1	59.3	63.6
Occupancy and equipment rental	3,817	3,582	6.6	3.1	4.3
Communication and office supplies	4,498	3,723	20.8	3.6	4.5
Commissions and floor brokerage	4,453	1,925	*	3.6	2.3
Other operating expenses	6,268	5,505	13.9	5.0	6.7
Total non-interest expenses	93,286	67,350	38.5	74.6	81.4
Income before income taxes	$31,850	$15,370	107.2%	25.4%	18.6%

* Percentage is not meaningful.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The following table presents consolidated financial information for the Capital Markets segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$60,024	$71,467	(16.0)%	26.0%	40.6%
Principal transactions	131,343	70,416	86.5	57.0	40.0
Investment banking	35,293	32,460	8.7	15.3	18.4
Interest	4,717	4,408	7.0	2.0	2.5
Other income	589	566	4.1	0.3	0.4
Total revenues	231,966	179,317	29.4	100.6	101.9
Interest expense	1,358	3,367	(59.7)	0.6	1.9
Net revenues	230,608	175,950	31.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	136,768	109,845	24.5	59.3	62.4
Occupancy and equipment rental	7,504	6,292	19.3	3.3	3.6
Communication and office supplies	9,277	10,093	(8.1)	4.0	5.7
Commissions and floor brokerage	6,973	2,474	*	3.0	1.4
Other operating expenses	12,202	10,036	21.6	5.3	5.8
Total non-interest expenses	172,724	138,740	24.5	74.9	78.9
Income before income taxes	$57,884	$37,210	55.6%	25.1%	21.1%

* Percentage is not meaningful.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change.

NET REVENUES

For the three months ended June 30, 2009, Capital Markets net revenues increased 51.3% to $125.1 million from $82.7 million for the comparable period in 2008. For the six months ended June 30, 2009, Capital Markets net revenues increased 31.1% to $230.6 million from $176.0 million for the comparable period in 2008.

The increase in net revenues for the three and six month periods ended June 30, 2009 over the comparable periods in 2008 are primarily attributable to an increase in principal transactions, investment banking and net interest revenues offset by a decrease in commissions.

Commissions - For the three months ended June 30, 2009, commission revenues decreased 15.2% to $28.6 million from $33.8 million in the comparable period in 2008. For the six months ended June 30, 2009, commission revenues decreased 16.0% to $60.0 million from $71.5 million in the comparable period in 2008. The volatility in capital markets has resulted in a decrease in trading volumes, as customers have returned to traditional fixed income products.

Principal transactions - For the three months ended June 30, 2009, principal transactions revenue increased $39.1 million to $72.5 million from $33.4 million in the comparable period in 2008. For the six months ended June 30, 2009, principal transactions revenue increased $60.9 million to $131.3 million from $70.4 million in the comparable period in 2008. The increases are primarily attributable to increased principal transactions, primarily in over-the-counter equity, corporate and municipal debt and mortgage-backed bonds due to turbulent markets and institutional customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Investment banking - For the three months ended June 30, 2009, investment banking revenues increased 48.5% to $21.9 million from $14.7 million in the comparable period in 2008. For the six months ended June 30, 2009, investment banking revenues increased 8.7% to $35.3 million from $32.5 million in the comparable period in 2008.

For the three months ended June 30, 2009, capital raising revenues increased $5.8 million to $11.4 million from $5.6 million in the comparable period in 2008. For the six months ended June 30, 2009, capital raising revenues increased $0.3 million to $14.8 million from $14.5 million in the comparable period in 2008.

For the three months ended June 30, 2009, fixed income financing revenues increased $2.1 million to $2.6 million from $0.5 million during the second quarter of 2008. For the six months ended June 30, 2009, fixed income financing revenues increased $2.3 million to $4.3 million from $2.0 million during the first six months of 2008.

During the second quarter of 2009, capital market conditions began to improve, and we raised capital for our clients in a number of successful public finance underwritings. In addition, our revenues were positively impacted by our investment in public finance offices and professional staff during the second half of 2008. For the six months ended June 30, 2009, we were involved, as manager or co-manager, in 139 tax-exempt issues with a total par value of $6.2 billion compared to 38 issues with a total par value of $2.0 billion during the comparable period in 2008. The significant rebound in fixed income financings during the second quarter was offset by the challenging market conditions that began during the second half of 2008 and continued into the first quarter of 2009 related to equity financings.

For the three months ended June 30, 2009, equity financing revenues increased $3.9 million to $8.5 million from $4.6 million during the second quarter of 2008. For the six months ended June 30, 2009, equity financing revenues decreased $0.6 million to $10.1 million from $10.7 million during the first six months of 2008. During the quarter ended June 30, 2009, we were involved, as manager or co-manger, in 22 equity financing underwritings which raised a total of $13.2 billion, an increase of 69.2% in the number of financings over the comparable period in 2008. For the six months ended June 30, 2009, we were involved, as manager or co-manager in 24 equity financing underwritings which raised a total of $13.4 billion, compared to 27 during the comparable period in 2008.

Strategic advisory fees increased 14.7% to $10.5 million for the three months ended June 30, 2009 from $9.1 million in the comparable period in 2008. Strategic advisory fees increased 14.1% to $20.5 million for the six months ended June 30, 2009 from $17.9 million in the comparable period in 2008. The increases are primarily due to an increase in the number of completed transactions and the aggregate transaction value, as well as the average revenue per transaction, over the comparable periods in 2008.

Interest revenue - For the three months ended June 30, 2009, interest revenue increased 21.5% to $2.6 million from $2.2 million in the comparable period in 2008. For the six months ended June 30, 2009, interest revenue increased 7.0% to $4.7 million from $4.4 million in the comparable period in 2008. The increase in interest revenues is primarily attributable to increased interest earned on our trading inventory. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Interest expense - For the three months ended June 30, 2009, interest expense decreased 46.7%, or $0.8 million, to $0.9 million from $1.6 million in the comparable period in 2008. For the six months ended June 30, 2009, interest expense decreased 59.7%, or $2.0 million, to $1.4 million from $3.4 million in the comparable period in 2008. The decreases are due to decreased interest rates charged by banks on lower levels of borrowings to finance firm inventory.

NON-INTEREST EXPENSES

For the three months ended June 30, 2009, Capital Markets non-interest expenses increased 38.5% to $93.3 million from $67.4 million for the comparable period in 2008. For the six months ended June 30, 2009, Capital Markets non-interest expenses increased 24.5% to $172.7 million from $138.7 million for the comparable period in 2008.

Unless specifically discussed below, the fluctuations in non-compensation and benefits expenses were primarily attributable to the continued growth of our Capital Markets segment during the first half of 2009.

Compensation and benefits - For the three and six month periods ending June 30, 2009, compensation and benefits expense increased 41.1% and 24.5%, respectively, from the comparative periods in 2008, primarily due to increased headcount and fixed compensation associated with the expansion of our Capital Markets segments during the first half of 2009 and higher production-based variable compensation compared to the first half of 2008.

Compensation and benefits expense as a percentage of net revenues decreased to 59.3% for the three months ended June 30, 2009, compared to 63.6% for the comparable period in 2008. Compensation and benefits expense as a percentage of net revenues decreased to 59.3% for the six months ended June 30, 2009, compared to 62.4% for the comparable period in 2008. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues.

Occupancy and equipment rental - For the three months ended June 30, 2009, occupancy and equipment rental expense increased 6.6% to $3.8 million from $3.6 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, occupancy and equipment rental expense increased 19.3% to $7.5 million from $6.3 million during the six months ended June 30, 2008.

Communications and office supplies - For the three months ended June 30, 2009, communications and office supplies expense increased 20.8% to $4.5 million from $3.7 million during the second quarter of 2008. For the six months ended June 30, 2009, communications and office supplies expense decreased 8.1% to $9.3 million from $10.1 million during the first half of 2008.

Commissions and floor brokerage - For the three months ended June 30, 2009, commissions and floor brokerage expense increased $2.5 million to $4.4 million from $1.9 million during the second quarter of 2008. For the six months ended June 30, 2009, commissions and floor brokerage expense increased $4.5 million to $7.0 million from $2.5 million during the first half of 2008. The increases were primarily attributable to the continued growth of our Capital Markets segment during the first six months of 2009.

 Other operating expenses - For the three months ended June 30, 2009, other operating expenses increased 13.9% to $6.3 million from $5.5 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, other operating expenses increased 21.6% to $12.2 million from $10.0 million during the six months ended June 30, 2008.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2009, income before income taxes for the Capital Markets segment increased $16.5 million, or 107.2%, to $31.9 million from $15.4 million during the comparable period in 2008. For the six months ended June 30, 2009, income before income taxes for the Capital Markets segment increased $20.7 million, or 55.6%, to $57.9 million from $37.2 million during the comparable period in 2008. The increase is primarily attributable to increased revenues and the scalability of increased production as a result of our continued expansion of the Capital Markets segment during the first six months of 2009.

Results of Operations - Stifel Bank

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The following table presents consolidated financial information for the Stifel Bank segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Interest	$3,778	$3,811	(0.9)%	91.1%	117.7%
Other income	1,376	862	59.5	33.2	26.7
Total revenues	5,154	4,673	10.3	124.3	144.4
Interest expense	1,008	1,436	(29.9)	24.3	44.4
Net revenues	4,146	3,237	28.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	621	978	(36.5)	15.0	30.2
Occupancy and equipment rental	278	283	(1.5)	6.7	8.8
Communication and office supplies	121	123	(1.6)	2.9	3.8
Provision for loan losses	374	935	(60.0)	9.0	28.9
Other operating expenses	1,081	496	*	26.1	15.3
Total non-interest expenses	2,475	2,815	(12.0)	59.7	87.0
Income before income taxes	$1,671	$422	* %	40.3%	13.0%

* Percentage is not meaningful.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The following table presents consolidated financial information for the Stifel Bank segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008
Revenues:
Interest	$7,434	$7,362	1.0%	95.5%	138.4%
Other income	2,046	1,109	84.4	26.3	20.9
Total revenues	9,480	8,471	11.9	121.8	159.3
Interest expense	1,694	3,152	(46.3)	21.8	59.3
Net revenues	7,786	5,319	46.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,032	1,737	(40.6)	13.3	32.7
Occupancy and equipment rental	509	503	1.2	6.5	9.5
Communication and office supplies	235	245	(4.0)	3.0	4.6
Provision for loan losses	907	1,070	(15.2)	11.7	20.1
Other operating expenses	1,658	1,033	60.6	21.3	19.4
Total non-interest expenses	4,341	4,588	(5.4)	55.8	86.3
Income before income taxes	$3,445	$731	* %	44.2%	13.7%

* Percentage is not meaningful.

As a bank holding company, we are required to meet capital requirements as defined. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for the calculation of our Federal Reserve Capital Amounts.

NET REVENUES

For the three months ended June 30, 2009, Stifel Bank's net revenues increased 28.1% to $4.1 million from $3.2 million for the comparable period in 2008. For the six months ended June 30, 2009, Stifel Bank's net revenues increased 46.4% to $7.8 million from $5.3 million for the comparable period in 2008. See "Net Interest Revenue" below for a further discussion of the changes in net revenues.

 The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2009, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $429.2 million compared to $148.0 million at June 30, 2008. In addition to the growth of deposits, the increase in net revenues is also attributable to an increase in loan origination activity during the first half of 2009. For the three months ended June 30, 2009, loan origination income increased 60.0% to $1.3 million from $0.8 million during the second quarter of 2008. For the six months ended June 30, 2009, loan origination income increased $1.1 million to $2.2 million from $1.1 million during the first six months of 2008.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$194,954	$269	0.55%	$3,670	$19	2.07%
U.S. government agencies	1,994	28	5.59	16,527	242	5.86
State and political subdivisions:
Taxable	-	-	-	11,020	65	2.36
Non-taxable (1)	961	10	4.02	1,535	15	3.91
Mortgage-backed securities	48,270	553	4.59	36,918	465	5.04
Corporate bonds	21,898	264	4.83	493	4	3.25
Asset-backed securities	20,428	175	3.43	21,399	505	9.44
Federal Home Loan Bank ("FHLB") and other capital stock	764	2	0.80	1,012	4	1.58
Loans (2)	181,449	1,991	4.39	162,603	2,327	5.72
Loans held for sale	48,608	486	4.00	16,088	165	4.10
Total interest-earning assets	$519,326	$3,778	2.91%	$271,265	$3,811	5.62%
Cash and due from banks	4,421			1,919
Other non interest-earning assets	19,829			23,017
Total assets	$543,576			$296,201

Liabilities and stockholders' equity:
Deposits:
Demand deposits	$9,626	$11	0.44%	$2,779	$12	1.73%
Money market	427,678	800	0.75	164,166	879	2.14
Savings	330	-	0.05	355	1	1.13
Time deposits	19,999	172	3.45	40,462	454	4.49
FHLB advances	3,275	25	3.02	12,777	80	2.50
Federal funds and repurchase agreements	27	-	0.08	1,629	10	2.46
Total interest-bearing liabilities	$460,935	$1,008	0.87%	$222,168	$1,436	2.59%
Non interest-bearing deposits	15,866			16,643
Other non interest-bearing liabilities	2,324			1,892
Total liabilities	479,125			240,703
Stockholders' equity	64,451			55,498
Total liabilities and stockholders' equity	$543,576			$296,201
Net interest margin		$2,770	2.13%		$2,375	3.50%

(1) Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$189,113	$490	0.52%	$12,518	$176	2.81%
U.S. government agencies	2,500	71	5.64	17,594	513	5.83
State and political subdivisions:
Taxable	-	-	-	11,318	230	4.06
Non-taxable (1)	1,235	26	4.28	1,536	28	3.65
Mortgage-backed securities	42,031	927	4.41	32,376	835	5.16
Corporate bonds	14,016	315	4.49	1,862	57	6.12
Asset-backed securities	19,014	417	4.39	19,501	816	8.37
FHLB and other capital stock	742	2	0.46	661	8	2.42
Loans (2)	185,489	4,330	4.67	141,053	4,418	6.26
Loans held for sale	41,382	856	4.13	16,321	281	3.44
Total interest-earning assets	$495,522	$7,434	3.00%	$254,740	$7,362	5.78%
Cash and due from banks	4,322			1,843
Other non interest-earning assets	20,043			22,340
Total assets	$519,887			$278,923

Liabilities and stockholders' equity:
Deposits:
Demand deposits	$8,072	$15	0.36%	$2,504	$27	2.16%
Money market	406,662	1,248	0.61	153,007	2,027	2.65
Savings	339	-	0.05	361	2	1.11
Time deposits	20,905	361	3.45	43,328	1,006	4.64
FHLB advances	4,630	70	3.04	6,388	80	2.50
Federal funds and repurchase agreements	21	-	0.08	842	10	2.38
Total interest-bearing liabilities	$440,629	$1,694	0.77%	$206,430	$3,152	3.05%
Non interest-bearing deposits	16,109			15,256
Other non interest-bearing liabilities	1,948			1,367
Total liabilities	458,686			223,053
Stockholders' equity	61,201			55,870
Total liabilities and stockholders' equity	$519,887			$278,923
Net interest margin		$5,740	2.32%		$4,210	3.31%

(1) Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2009 compared to the three and six month periods ended June 30, 2008 (in thousands):

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008			Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$354	$(104)	$250	$839	$(525)	$314
U.S. government agencies	(204)	(10)	(214)	(426)	(16)	(442)
State and political subdivisions:
Taxable	(33)	(32)	(65)	(115)	(115)	(230)
Non-taxable	(8)	3	(5)	(10)	8	(2)
Mortgage-backed securities	327	(239)	88	387	(295)	92
Corporate bonds	257	3	260	305	(47)	258
Asset-backed securities	(22)	(308)	(330)	(20)	(379)	(399)
FHLB and other capital stock	(1)	(1)	(2)	2	(8)	(6)
Loans	1,301	(1,637)	(336)	2,441	(2.529)	(88)
Loans held for sale	352	(31)	321	508	67	575
	$2,323	$(2,356)	$(33)	$3,911	$(3,839)	$72

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Demand deposits	$54	$(55)	$(1)	$45	$(57)	$(12)
Money market	3,205	(3,284)	(79)	2,700	(3,479)	(779)
Savings	-	(1)	(1)	-	(2)	(2)
Time deposits	(192)	(90)	(282)	(1,342)	697	(645)
FHLB advances	(187)	132	(55)	(141)	131	(10)
Federal funds and repurchase agreements	(5)	(5)	(10)	(5)	(5)	(10)
	$2,875	$(3,303)	$(428)	$1,257	$(2,715)	$(1,458)

Increases and decreases in interest revenue and interest expense result from changes in average balances (volume) of interest-earning bank assets and liabilities, as well as changes in average interest rates. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the three months ended June 30, 2009, interest revenue of $3.8 million was generated from weighted average interest-earning assets of $519.3 million at a weighted average interest rate of 2.91%. Interest revenue of $3.8 million for the comparable period in 2008 was generated from weighted average interest-earning assets of $271.3 million at a weighted average interest rate of 5.62%.

For the six months ended June 30, 2009, interest revenue of $7.4 million was generated from weighted average interest-earning assets of $495.5 million at a weighted average interest rate of 3.00%. Interest revenue of $7.4 million for the comparable period in 2008 was generated from weighted average interest-earning assets of $254.7 million at a weighted average interest rate of 5.78%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended June 30, 2009 was $460.9 million at a weighted average interest rate of 0.87%. The weighted average balance of interest-bearing liabilities for the comparable period in 2008 was $222.2 million at a weighted average interest rate of 2.59%.

The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2009 was $440.6 million at a weighted average interest rate of 0.77%. The weighted average balance of interest-bearing liabilities for the comparable period in 2008 was $206.4 million at a weighted average interest rate of 3.05%.

See the average balances and interest rates for Stifel Bank presented above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

Non-interest expenses include compensation and benefits, occupancy and equipment rental, and communication and office supplies primarily related to Stifel Bank's branch location and leased executive office space, the provision for loan losses, and other operating expenses, principally legal and accounting, data processing, and other miscellaneous expenses.

For the three months ended June 30, 2009, Stifel Bank's non-interest expenses decreased 12.0% to $2.5 million from $2.8 million for the comparable period in 2008. For the six months ended June 30, 2009, Stifel Bank's non-interest expenses decreased 5.4% to $4.3 million from $4.6 million for the comparable period in 2008.

Provision for loan losses - For the three months ended June 30, 2009, the provision for loan losses charged to operations was $0.4 million, with immaterial charge-offs during the period. During the comparable period in 2008, the provision for loan losses charged to operations was $0.9 million with charge-offs of $0.5 million. For the six months ended June 30, 2009, the provision for loan losses charged to operations was $0.9 million, with charge-offs of $0.3 million during the period. During the comparable period in 2008, the provision for loan losses charged to operations was $1.1 million with charge-offs of $0.7 million.

At June 30, 2009, Stifel Bank had $4.0 million of non-accrual loans, which was comprised of $1.7 million in non-accrual loans that were less than 90 days past due and $2.3 million in non-accrual loans that were more than 90 days past due, for which there was a specific allowance of $1.1 million. Further, Stifel Bank had $0.5 million in troubled debt restructurings at June 30, 2009.  At December 31, 2008, Stifel Bank had $0.6 million in non-accrual loans, for which there was a specific reserve of $0.2 million. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008. Stifel Bank has no exposure to sub-prime mortgages.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change

Net revenues	$1,059	$1,995	(46.9)%	$1,404	$3,307	(57.5)%

Non-interest expenses:
Compensation and benefits	17,802	18,510	(3.8)	30,495	33,707	(9.5)
Other operating expenses	11,305	8,983	25.9	20,070	18,927	6.0
Total non-interest expenses	29,107	27,493	5.9	50,565	52,634	(3.9)
Loss before income taxes	$(28,048)	$(25,498)	10.0%	$(49,161)	$(49,327)	(0.3)%

 Net revenues - Net revenues decreased 46.9% to $1.1 million for the three months ended June 30, 2009 compared to $2.0 million for the comparable period in 2008. Net revenues decreased 57.5% to $1.4 million for the six months ended June 30, 2009 compared to $3.3 million for the comparable period in 2008. The decrease in net revenues is primarily attributable to declining interest revenues during the three and six month periods ended June 30, 2009 compared to the prior year. For the three and six months ended June 30, 2009, net interest revenues decreased $1.4 million and $3.3 million, respectively, from the comparable periods in 2008.

Compensation and benefits - Compensation and benefits expense decreased 3.8% to $17.8 million for the three months ended June 30, 2009 compared to $18.5 million for the comparable period in 2008. Compensation and benefits expense decreased 9.5% to $30.5 million for the six months ended June 30, 2009 compared to $33.7 million for the comparable period in 2008.

The decreases in compensation and benefits expense were related to compensation charges of $6.4 million and $12.6 million, respectively, related to the amortization of units awarded to LM Capital Markets associates which were fully amortized as of December 31, 2008. This decrease was offset by an increase in support personnel during the first six months of 2009 as we continued our growth initiatives.

Other operating expenses - Other operating expenses increased 25.9% to $11.3 million for the three months ended June 30, 2009 compared to $9.0 million for the comparable period in 2008. Other operating expenses increased 6.0% to $20.1 million for the six months ended June 30, 2009 compared to $18.9 million for the comparable period in 2008.

The increases were primarily attributable to the continued growth in all segments during the first half of 2009, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses.  The increase in legal expenses is attributable to an increase in litigation associated with the ongoing investigations in connection with ARS and an increase in the number of claims.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $2.3 billion at June 30, 2009 were up 46.8% over December 31, 2008. The increase is primarily attributable to increased receivables, trading inventory, financial instruments, and loans and advances to financial advisors. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2009, our liabilities were comprised primarily of short-term borrowings of $212.3 million, deposits of $470.4 million at Stifel Bank and payables to brokerage clients and broker, dealers and clearing organizations of $193.2 million and $160.0 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, including accrued employee compensation of $168.7 million. To meet our obligations to clients and operating needs, we have $184.3 million in cash. We also have client brokerage receivables of $338.6 million and $172.6 million in loans at Stifel Bank.

Liquidity and Capital Resources

Liquidity is essential to our business. We regularly monitor our liquidity position, including our cash and net capital positions, and we have implemented a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

Our assets, consisting mainly of cash or assets readily convertible into cash are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our bank assets consist principally of retained loans, available-for-sale securities, and cash and cash equivalents. Stifel Bank's current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth.

We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies. Net capital rules, restrictions under the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing board authorizations at June 30, 2009, we are permitted to buy an additional 2,010,831 shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $55.4 million to $184.3 million at June 30, 2009 from $239.7 million at December 31, 2008. Operating activities used $493.1 million of cash primarily due to an increase in operating assets and liabilities offset by the net effect of non-cash expenses and cash from earnings. Investing activities used cash of $111.3 million due to cash used for bank customer loan originations, purchases of eligible ARS from our customers as part of our voluntary repurchase plan, purchases of available-for-sale securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the sale of proprietary investments and bank customer loan repayments. During the six months ended June 30, 2009, we purchased $11.0 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $549.0 million due to an increase in bank deposits due to the growth of our bank, proceeds received from borrowings from banks, and net proceeds of $43.9 million from an "at-the-market" public offering of 1.0 million shares of our common stock in June 2009.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $379.3 million during the six months ended June 30, 2009. There are no compensating balance requirements under these arrangements. At June 30, 2009, short-term borrowings from banks were $212.3 million at an average rate of 1.03%, which were collateralized by company-owned securities valued at $215.9 million. At December 31, 2008, there were no short-term borrowings from banks. The average bank borrowing was $185.9 million and $181.6 million during the three months ended June 30, 2009 and 2008, respectively, at weighted average daily interest rates of 0.98%, and 1.96%, respectively. The average bank borrowing was $125.3 million and $148.2 million during the six months ended June 30, 2009 and 2008, respectively, at weighted average daily interest rates of 0.93%, and 2.26%, respectively. At June 30, 2009 and December 31, 2008, Stifel Nicolaus had a stock loan balance of $56.1 million and $17.0 million, respectively, at weighted average daily interest rates of 0.69% and 0.52%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $40.9 million and $126.8 million during the three months ended June 30, 2009 and 2008, respectively, at weighted average daily effective interest rates of 1.00%, and 2.15%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $42.6 million and $144.9 million during the six months ended June 30, 2009 and 2008, respectively, at weighted average daily effective interest rates of 0.92%, and 2.78%, respectively. Customer-owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $72.5 million at June 30, 2009, of which $70.5 million was unused, and a $13.1 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $429.2 million at June 30, 2009.

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies, and repurchase our shares. Net capital rules, restrictions under our borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

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

On March 23, 2009, we entered into a definitive agreement with UBS Financial Services Inc. ("UBS"), which was amended on May 4, 2009, to acquire 56 branches from the UBS Wealth Management Americas branch network. The transaction is structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The total consideration includes: (1) an upfront cash payment of up to approximately $29.0 million based on the actual number of branches and financial advisors acquired; and (2) aggregate payments of up to approximately $21.1 million for net fixed assets and employee loans. In addition, we will issue transition pay in the form of upfront payments of up to $31.7 million. Of the upfront payments issued to UBS financial advisors, we expect to pay 70% in cash and the remaining in our company's stock units. A contingent earn-out payment is payable based on the performance of UBS financial advisors, who become our employees, over the two-year period following the closing. The closing of the acquisition is subject to customary conditions and the approval of all required governmental and other regulatory entities and is expected to occur in four phases. The first three phases, which represent 40 branches, are expected to close during the third quarter of 2009. The final phase is expect to close during the fourth quarter of 2009.

We have paid $65.4 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2009 through July 31, 2009. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We paid a contingent earn-out of $25.5 million related to our acquisition of the LM Capital Markets business from Citigroup Inc. during the second quarter of 2009.

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

At June 30, 2009, Stifel Nicolaus had net capital of $147.2 million, which was 35.5% of its aggregate debit items, and $138.9 million in excess of its minimum required net capital; CSA had net capital of $2.6 million, which was $2.4 million in excess of its minimum required net capital. At June 30, 2009, SN Ltd had capital and reserves of $5.5 million, which was $5.1 million in excess of the financial resources requirement under the rules of the FSA. At June 30, 2009, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 12 of the Notes to Condensed Consolidated Financial Statements for details of our regulatory capital requirements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

Valuation of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments and trading securities sold, but not yet purchased.

Trading securities owned and pledged and trading securities sold, but not yet purchased, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected in the condensed consolidated statements of operations.

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less pricing observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions generally.

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

Level III financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level III cash instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity. Our Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level III corporate bonds are valued using prices from comparable securities.

At June 30, 2009, Level III assets for which we bear economic exposure were $70.9 million or 11.0% of the total assets measured at fair value. During the six months ended June 30, 2009, we recorded net purchases of $36.5 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $3.4 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level III assets at June 30, 2009.

During the three months ended June 30, 2009, we recorded net purchases of $35.7 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $2.2 million.

At June 30, 2009, Level III assets included the following: $57.1 million of auction rate securities, of which the auctions have failed, $7.8 million of asset-backed securities, and $6.0 million of private equity and other fixed income securities.

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

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at June 30, 2009 and December 31, 2008 was $2.7 million and $2.4 million, respectively, with associated loss allowances of $1.0 million and $1.2 million, respectively.

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

Goodwill and Intangible Assets

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations," which will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. We adopted SFAS 141R in the first quarter of 2009. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At June 30, 2009, we had goodwill of $132.5 million and intangible assets of $16.3 million.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2008, our last annual measurement date, did not indicate any impairment.

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

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 14 of the Notes to Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

The following item constitutes a material change in our contractual obligations outside the ordinary course of business from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008:

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. We estimate that our retail clients who are participating in the voluntary plan to repurchase held $118.3 million of eligible ARS at June 30, 2009 after we purchased $39.0 million of ARS from eligible customers during the second quarter.

As part of the first phase, we repurchased at par the greater of ten percent or twenty-five thousand dollars of eligible ARS. After the initial repurchases, the voluntary plan provides for additional repurchases from eligible investors during each of the next three years. During phases, two, three and four, we estimate that we will repurchase $21.6 million, $15.6 million and $81.1 million, which will be completed by each June 30, of 2010, 2011 and 2012, respectively.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS. See Item 1, "Legal Proceedings," in Part II of this report for further details regarding our voluntary repurchase plan of eligible ARS.

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

Additionally, we monitor, on a daily basis, the Value-at-Risk ("VaR") in our institutional Capital Markets trading portfolios using daily market data for the previous twelve months and report VaR at a 95% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusual volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our institutional Capital Markets trading portfolios during the six months ended June 30, 2009 and the daily VaR at June 30, 2009 and December 31, 2008 (in thousands, except rates):

	Six Months Ended June 30, 2009			VaR calculation at
	High	Low	Daily Average	June 30, 2009	December 31, 2008
Daily VaR	$5,849	$320	$1,303	$1,533	$467
Related portfolio value	127,620	72,733	61,039	71,075	19,157
VaR as a percentage of portfolio value	4.58%	0.44%	2.13%	2.16%	2.44%

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

The following table illustrates the estimated change in net interest margin at June 30, 2009 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	n/a
+100	n/a
0	0.00%
-100	(4.77)%
-200	(10.46)%

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at June 30, 2009 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$132,507	$32,161	$47,074	$13,921
Securities	46,757	3,489	5,136	81,572
Interest-bearing cash	156,851	-	-	-
	$336,115	$35,650	$52,210	$95,493

Interest-bearing liabilities:
Transaction accounts and savings	$436,254	$1,794	$8,478	$4,214
Certificates of deposit	7,127	6,065	6,498	-
Borrowings	2,000	-	-	-
	$445,381	$7,859	$14,976	$4,214
GAP	(109,266)	27,791	37,234	91,279
Cumulative GAP	$(109,266)	$(81,475)	$(44,241)	$47,038

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $588.1 million, and the fair value of the collateral that had been sold or repledged was $215.5 million.

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

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Securities purchased under agreements to resell consist of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives our company right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of counterparties and borrowers and the use of limits established by our senior management group, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

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

We are also named in an action filed in the Circuit Court of Franklin County, Missouri, on March 12, 2009, by the Missouri Secretary of State concerning sales of ARS to our customers. The Secretary of State seeks relief, which includes requiring us to pay restitution with interest to those customers who purchased ARS from Stifel Nicolaus and continue to hold ARS, disgorgement of commissions and fees earned on the ARS sales and financial penalties. The case was removed to the United States District Court for the Eastern District of Missouri on April 13, 2009 and remanded to the Circuit Court of Franklin County, Missouri on July 21, 2009. Furthermore, on May 7, 2009, the State Corporation Commission of the Commonwealth of Virginia filed a Rule to Show Cause against Stifel Nicolaus with the Virginia State Corporation Commission concerning sales of ARS to Virginia residents seeking various remedies under the Virginia statutes, including penalties, assessments and injunctive relief.  On June 17, 2009, Stifel Nicolaus filed its Response to the Rule to Show Cause which denied the allegations on a number of legal and factual bases. We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to these matters and intend to vigorously defend the claims made by the Missouri Secretary of State and Commonwealth of Virginia.

Additionally, we are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company and Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Federal Court") on October 31, 2008, which remanded the case to the Wisconsin State Court on April 10, 2009.

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

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2009. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2009.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). At June 30, 2009, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on June 3, 2009. The holders of 26,174,867 shares of common stock, 95.7 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

Proposal I:  The stockholders elected each of the following persons as a director to serve a three-year term expiring at the annual meeting of stockholders in 2012 or until their respective successors are elected and qualified or until their earlier death, resignation or removal. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
Charles A. Dill	24,401,885	1,772,982
Richard F. Ford	24,019,212	2,155,655
Richard J. Himelfarb	24,517,915	1,656,952
James M. Zemlyak	23,243,161	2,931,706

Proposal II:  The stockholders approved an amendment to the fourth article of our Restated Certificate of Incorporation, as amended, which increased the number of shares of stock authorized thereunder from 33,000,000 to 100,000,000 and to increase the number of common stock authorized thereunder from 30,000,000 to 97,000,000 with 23,123,798 affirmative votes, 3,015,036 negative votes and 36,033 votes abstaining.

Proposal III:  The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009 with 25,921,659 affirmative votes, 244,242 negative votes and 8,966 votes abstaining.

ITEM 6.  EXHIBITS

Exhibit No.		Description
10.	(z)

Amendment No. 1 to Asset Purchase Agreement, dated May 4, 2009, by and between Stifel Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported May 4, 2009) filed on May 11, 2009.

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

Date:  August 10, 2009