Form 10-Q
period 2009-09-30
STIFEL FINANCIAL CORP
filed 2009-11-09
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of shares outstanding of the registrant's common stock as of October 31, 2009 was 30,301,318.

STIFEL FINANCIAL CORP.

Form 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and September 30, 2008 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 (unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Financial Condition

	September 30, 2009	December 31, 2008
(in thousands)	(Unaudited)
Assets
Cash and cash equivalents	$345,970	$239,725
Cash segregated under federal and other regulations	19	40
Receivables:
Customers	367,363	280,143
Broker, dealers and clearing organizations	280,046	111,575
Securities purchased under agreements to resell	91,545	17,723
Trading securities owned, at fair value (includes securities pledged of $217,867 and $0, respectively)	449,408	122,576
Available-for-sale securities, at fair value	300,623	50,397
Held-to-maturity securities, at amortized cost	7,574	7,574
Mortgages held for sale	30,947	31,246
Bank loans, net of allowance for loan losses of $2,488 and $2,448, respectively	329,509	181,269
Bank foreclosed assets held for sale, net of estimated cost to sell	2,657	2,326
Investments	105,562	75,407
Fixed assets, at cost, net of accumulated depreciation and amortization of $66,225 and $54,075, respectively	60,296	47,765
Goodwill	159,191	128,278
Intangible assets, net of accumulated amortization of $10,350 and $8,290, respectively	15,600	15,984
Loans and advances to financial advisors and other employees, net	181,841	105,767
Deferred tax assets, net	49,350	47,337
Other assets	113,294	93,013
Total assets	$2,890,795	$1,558,145

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Financial Condition (continued)

	September 30, 2009	December 31, 2008
(in thousands, except share amounts)	(Unaudited)
Liabilities and stockholders' equity
Short-term borrowings from banks	$165,200	$-
Payables:
Customers	196,368	156,495
Brokers, dealers and clearing organizations	133,321	29,691
Drafts	39,974	49,401
Securities sold under agreements to repurchase	43,949	2,216
Bank deposits	875,028	284,798
Federal Home Loan Bank advances and other secured financing	2,000	6,000
Trading securities sold, but not yet purchased, at fair value	278,629	98,934
Accrued compensation	133,150	130,037
Accounts payable and accrued expenses	87,603	100,528
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	9,398	19,998
	2,047,120	960,598
Liabilities subordinated to claims of general creditors	10,081	4,362
Stockholders' equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 30,295,624 and 26,300,135 shares, respectively	4,545	3,945
Additional paid-in-capital	608,263	427,480
Retained earnings	220,403	168,993
Accumulated other comprehensive income/(loss)	1,165	(6,295)
	834,376	594,123
Unearned employee stock ownership plan shares, at cost, 122,019 and 146,421 shares, respectively	(782)	(938)
	833,594	593,185
Total liabilities and stockholders' equity	$2,890,795	$1,558,145

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Principal transactions	$123,238	$68,182	$341,777	$200,793
Commissions	90,905	88,727	246,236	257,491
Investment banking	35,056	25,156	75,262	67,935
Asset management and service fees	25,498	30,336	74,974	90,580
Interest	11,306	12,819	31,782	39,175
Other income/(loss)	6,586	(1,391)	9,440	(883)
Total revenues	292,589	223,829	779,471	655,091
Interest expense	2,906	4,906	8,302	15,740
Net revenues	289,683	218,923	771,169	639,351

Non-interest expenses:
Compensation and benefits	193,131	150,203	516,852	441,028
Occupancy and equipment rental	24,730	17,286	63,311	49,012
Communications and office supplies	14,429	11,192	39,403	32,887
Commissions and floor brokerage	6,486	4,348	17,167	8,315
Other operating expenses	20,071	14,800	55,336	42,940
Total non-interest expenses	258,847	197,829	692,069	574,182

Income before income tax expense	30,836	21,094	79,100	65,169
Provision for income taxes	8,698	8,317	27,970	25,713
Net income	$22,138	$12,777	$51,130	$39,456

Earnings per common share:
Basic	$0.77	$0.54	$1.85	$1.68
Diluted	$0.67	$0.46	$1.62	$1.44

Weighted average number of common shares outstanding:
Basic	28,708	23,830	27,652	23,520
Diluted	32,817	28,045	31,468	27,335

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Operating Activities:
Net income	$51,130	$39,456
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	22,666	29,960
Amortization of loans and advances to financial advisors and other employees	20,910	15,063
Depreciation and amortization	16,777	9,219
Loss on the sale of investments	16,576	6,836
Amortization of intangible assets	2,060	2,337
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	861	1,025
Accretion of discounts on available-for-sale securities	(174)	(589)
Deferred income taxes	(4,925)	(3,966)
Other, net	506	253
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Customers	(69,262)	36,525
Brokers, dealers and clearing organizations	(168,471)	(266,830)
Securities purchased under agreements to resell	(73,822)	(29,219)
Loans originated as mortgages held for sale	(677,851)	(226,714)
Proceeds from mortgages held for sale	678,150	218,654
Trading securities owned, including those pledged	(326,832)	(128,689)
Loans and advances to financial advisors and other employees	(88,077)	(34,176)
Other assets	(10,685)	(5,205)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Customers	39,873	60,661
Drafts	(9,427)	(7,641)
Brokers, dealers and clearing organizations	73,068	90,262
Trading securities sold, but not yet purchased	179,695	172,686
Other liabilities and accrued expenses	(35,569)	(46,937)
Net cash used in operating activities	(362,823)	(67,029)

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Investing Activities:
Proceeds from:
Sale or maturity of investments	$45,238	$38,583
Maturities, calls and principal paydowns on available-for sale securities	24,526	34,445
Sale of property	-	766
Sale of bank foreclosed assets held for sale	3,108	1,000
Decrease/(increase) in bank loans, net	(7,437)	(70,342)
Payments for:
Purchase of available-for-sale securities	(264,285)	(24,909)
Acquisitions, net	(196,046)	-
Purchase of investments	(91,922)	(53,297)
Purchase of fixed assets	(21,210)	(14,643)
Purchase of bank foreclosed loans held for sale	(3,854)	(1,322)
Net cash used in investing activities	(511,882)	(89,719)
Financing Activities:
Increase in bank deposits, net	590,230	68,537
Net proceeds from short-term borrowings from banks	165,200	137,450
Proceeds from offering of common stock	135,645	64,369
Securities sold under agreements to repurchase	41,733	-
Increase/(decrease) in securities loaned	30,562	(92,272)
Excess tax benefits from stock-based compensation	12,788	9,133
Issuance of common stock	10,092	2,330
Reissuance of treasury stock	-	751
Proceeds from/(payments to) Federal Home Loan Bank advances and other secured financing	(4,000)	10,250
Extinguishment of subordinated debt	(1,300)	(914)
Repurchase of common stock	-	(12,141)
Net cash provided by financing activities	980,950	187,493

Increase in cash and cash equivalents	106,245	30,745
Cash and cash equivalents at beginning of period	239,725	47,963
Cash and cash equivalents at end of period	$345,970	$78,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,121	$15,708
Cash paid for income taxes, net of refunds	$4,692	$20,673
Noncash investing and financing activities:
Units, net of forfeitures	$67,383	$53,447
Payment of Ryan Beck contingent earn-out	$9,307	$-

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

Certain amounts from prior periods have been reclassified to conform to the current period's presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements was not material.

Derivative Instruments and Hedging Activities

Stifel Bank recognizes all of its derivative instruments as either assets or liabilities in the condensed consolidated statements of financial condition at fair value. These instruments are recorded in other assets or accounts payable and accrued expenses in the condensed consolidated statements of financial condition and in the operating section of the condensed consolidated statement of cash flows as increases or decreases of other assets and accounts payable and accrued expenses. Our company's policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments under ASC 815, "Derivatives and Hedging," we must designate the hedging instrument, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. See Note 11 for additional detail.

Other than those described above, there have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Codification (the "Codification" or "ASC"), which will serve as the single source of authoritative non-governmental generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. This guidance is effective for interim and annual reporting periods ending after September 15, 2009 (September 30, 2009 for our company) and has impacted our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Recently Adopted Accounting Guidance

With the exception of those discussed in the notes to the condensed consolidated financial statements, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to our company's consolidated financial statements.

NOTE 2 - Acquisitions

UBS Wealth Management Americas Branch Network

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed three of the closings on the following dates during the third quarter: August 14, 2009, September 11, 2009, and September 25, 2009. The final closing was completed on October 16, 2009. This acquisition further expands our private client footprint. Pro forma information is not presented because the acquisition is not considered to be material. The results of operations of the Acquired Locations have been included in our results prospectively from the respective acquisition dates.

The transaction was structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The payments to UBS in conjunction with all four closings of $248,487 were funded by available liquidity and included: (i) an upfront cash payment of $29,046 based on the actual number of branches and financial advisors acquired by Stifel Nicolaus; and (ii) aggregate payment of $15,037 for net fixed assets, employee forgivable loans and other assets, and (iii) Reg U and Reg T loans of $204,404 that were collateralized by securities included in customer accounts converted to the Stifel platform. In addition, a contingent earn-out payment is payable based on the performance of those UBS financial advisors who joined Stifel Nicolaus, over the two-year period following the closing.

As a result of all four closings, we converted approximately $16.0 billion in customer assets, which included $1.8 billion in money market accounts and FDIC-insured balances to the Stifel Nicolaus platform.

This acquisition is being accounted for under the acquisition method of accounting in accordance with ASC 280, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the respective acquisition dates. The preliminary allocation resulted in an excess of the fair value of the acquired net assets over the purchase price, as a result, we have allocated $28,541 to goodwill. The goodwill recognized represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the hired financial advisors and the conversion of the customer accounts to the Stifel platform. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the contingent earn-out liability, net assets of the Acquired Locations and any potential intangible assets.

Butler Wick & Company, Inc.

On December 31, 2008, we closed on the acquisition of Butler Wick & Company, Inc. ("Butler Wick"), a privately-held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. We acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends our company's geographic reach in the Ohio Valley region. The purchase price of $12,000 was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values and consolidated in our company's financial statements. Revisions to the allocation will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. Pro forma information is not presented because the acquisition is not considered to be material. Butler Wick's results of operations have been included in our results prospectively from January 1, 2009.

Ryan Beck & Company, Inc. Earn-Out

On February 28, 2007, we completed the acquisition of Ryan Beck & Company, Inc. ("Ryan Beck"), a full-service brokerage and investment banking firm and wholly-owned subsidiary of BankAtlantic Bancorp, Inc. Pursuant to the stock purchase agreement, an additional earn-out payment was payable based on the achievement of defined revenues over the two year period following the closing. We paid the final earn-out payment of $9,307 related to the two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share in the first quarter of 2009, with partial shares paid in cash.

NOTE 3 - Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at September 30, 2009 and December 31, 2008, included (in thousands):

	September 30, 2009	December 31, 2008
Deposits paid for securities borrowed	$123,629	$49,784
Securities failed to deliver	83,750	3,837
Receivable from clearing organization	72,667	57,954
	$280,046	$111,575

Amounts payable to brokers, dealers and clearing organizations at September 30, 2009, and December 31, 2008, included (in thousands):

	September 30, 2009	December 31, 2008
Securities failed to receive	$85,484	$8,811
Deposits received from securities loaned	47,837	16,987
Payable to clearing organizations	-	3,893
	$133,321	$29,691

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

Level III financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level III financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity or when we were able to obtain only a single broker quote. Our Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level III corporate bonds are valued using prices from comparable securities.

Investments

Investments in public companies are valued based on quoted prices in active markets and reported in Level I. Investments in certain equity securities with unobservable inputs and auction-rate securities for which the market has been dislocated and largely ceased to function are reported as Level III assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction-rate securities are valued based upon our expectations of issuer redemptions and using internal models.

Derivatives

Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. These measurements are classified as Level II within the fair value hierarchy and are used to value interest rate swaps.

The following table summarizes the valuation of our financial instruments by pricing observability levels as of September 30, 2009 (in thousands):

	September 30, 2009
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$142,813	$142,813	$-	$-
Trading securities owned:
U.S. government agency securities	97,280	-	97,280	-
U.S. government securities	8,648	8,648	-	-
Corporate securities:
Equity securities	16,731	16,731	-	-
Fixed income securities	267,235	125,717	140,751	767
State and municipal securities	59,514	-	59,514	-
Total trading securities owned	449,408	151,096	297,545	767
Available-for-sale securities:
U.S. government agency securities	1,021	-	1,021	-
State and municipal securities	996	-	996	-
Mortgage-backed securities:
Agency	173,205	-	173,205	-
Non-agency	26,330	-	26,330	-
Commercial	38,419	-	33,232	5,187
Corporate fixed income securities	42,444	32,160	10,284	-
Asset-backed securities	18,208	-	11,695	6,513
Total available-for-sale securities	300,623	32,160	256,763	11,700
Investments:
Corporate equity securities	2,953	2,953	-	-
Mutual funds	26,648	26,648	-	-
U.S. government securities	5,766	5,766	-	-
Auction rate securities:
Equity securities	45,843	-	-	45,843
Municipal securities	9,943	-	-	9,943
Other	6,204	674	437	5,093
Total investments	97,357	36,041	437	60,879
	$990,201	$362,110	$554,745	$73,346

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government agency securities	$1,248	$-	$1,248	$-
U.S. government securities	101,531	101,531	-	-
Corporate securities:
Equity securities	23,188	23,188	-	-
Fixed income securities	151,927	69,319	82,608	-
State and municipal securities	735	-	735	-
Total trading securities sold, but not yet purchased	278,629	194,038	84,591	-
Derivative contracts	525	-	525	-
	$279,154	$194,038	$85,116	$-

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2008 (in thousands):

	December 31, 2008
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$172,589	$172,589	$-	$-
Trading securities owned:
U.S. government agency securities	26,525	-	26,525	-
U.S. government securities	13,876	13,876	-	-
Corporate securities:
Equity securities	14,094	14,094	-	-
Fixed income securities	43,131	11,820	27,150	4,161
State and municipal securities	24,950	4,397	20,553	-
Total trading securities owned	122,576	44,187	74,228	4,161
Available-for-sale securities:
U.S. government agency securities	8,591	-	8,591	-
State and municipal securities	1,531	-	1,531	-
Mortgage-backed securities:
Agency	12,430	-	12,430	-
Non-agency	17,422	-	17,422	-
Asset-backed securities	10,423	-	-	10,423
Total available-for-sale securities	50,397	-	39,974	10,423
Investments:
Corporate equity securities	2,668	2,668	-	-
Mutual funds	23,082	23,082	-	-
U.S. government securities	7,132	9	7,123	-
Auction rate securities:
Equity securities	11,470	-	-	11,470
Municipal securities	7,039	-	-	7,039
Other	5,678	90	419	5,169
Total investments	57,069	25,849	7,542	23,678
	$402,631	$242,625	$121,744	$38,262

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$33,279	$33,279	$-	$-
Corporate securities:
Equity securities	3,489	3,489	-	-
Fixed income securities	62,012	24,081	37,931	-
State and municipal securities	154	-	154	-
	$98,934	$60,849	$38,085	$-

Our company's investment in a U.S. government security used to fund our venture capital activities in qualified Missouri businesses is classified as held-to-maturity and is not subject to fair value accounting and therefore is not included in the above analysis of fair value at September 30, 2009 and December 31, 2008. This investment is included in "Investments" in the condensed consolidated statements of financial condition at September 30, 2009.

The following table summarizes the changes in fair value carrying values associated with Level III financial instruments during the nine months ended September 30, 2009 (in thousands):

	Balance at December 31, 2008	Purchases/ (sales), net	Net transfers in/(out)	Realized gains/ (losses)	Unrealized gains/(losses)	Balance at September 30, 2009
Assets:
Trading securities owned: (1)
Corporate fixed income securities	$4,161	$(2,454)	$-	$352	$(1,292)	$767
Available-for-sale securities: (2)
Mortgage-backed securities	-	5,187	-	-	-	5,187
Asset-backed securities	10,423	(3,326)	-	-	(584)	6,513
Total available-for-sale securities	10,423	1,861	-	-	(584)	11,700
Investments: (1)
Auction rate securities:
Equity securities	11,470	37,515	-	-	(3,142)	45,843
Municipal securities	7,039	3,050	-	-	(146)	9,943
Other	5,169	321	(503)	-	106	5,093
Total investments	23,678	40,886	(503)	-	(3,182)	60,879
	$38,262	$40,293	$(503)	$352	$(5,058)	$73,346

(1)    Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income on the consolidated statements of operations.

(2)    Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level I or Level II valued assets or liabilities. We did not have any Level III liabilities at September 30, 2009 or December 31, 2008. The changes to our company's Level III classified instruments were principally a result of: purchases of auction rate securities ("ARS") from our customers, principal pay-downs of our available-for-sale securities, unrealized gains and losses, and redemptions of ARS at par during the first nine months of 2009. There were no changes in unrealized gains/(losses) recorded in earnings for the nine months ended September 30, 2009 relating to Level III assets still held at September 30, 2009. Investment gains and losses of our investments are included in our condensed consolidated statements of operations as a component of other income.

The following is a summary of the carrying values and estimated fair values of certain financial instruments as of September 30, 2009 (in thousands):

	September 30, 2009
	Carrying Value	Estimated fair value
Financial assets:
Held-to-maturity securities	$7,574	$4,760
Bank loans (including loans held for sale), net of allowance	360,456	328,911
Financial liabilities:
Time deposits	19,118	19,574
Debentures to Stifel Financial Capital Trusts	82,500	39,436

This summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents, cash segregated under federal and other regulations, our investment in a U.S. government security used to fund our venture capital activities in qualified Missouri business which is classified as held-to-maturity and included in "Investments," convertible notes and bank foreclosed assets held for sale. For financial liabilities, these include demand, savings, and money market deposits, Federal Home Loan Bank advances and other secured financing, federal funds purchased, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. Carrying value approximates fair value because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

The fair value of loans is estimated by discounting future cash flows on 'pass' grade loans using the LIBOR yield curve adjusted by a factor that reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated 'life-of-the-loan' aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because we do not have a validated model to estimate lifetime losses on large portions of our loan portfolio. Loans accounted for under ASC 310,  "Receivables" are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by our company, and there are no active trading markets for most of this portfolio. The fair value of time deposits is estimated by discounting future cash flows using the LIBOR yield curve.

These fair value disclosures represent our best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at September 30, 2009 and December 31, 2008, are as follows (in thousands):

	September 30, 2009	December 31, 2008
Trading securities owned:
U.S. government agency securities	$97,280	$26,525
U.S. government securities	8,648	13,876
Corporate securities:
Equity securities	16,731	14,094
Fixed income securities	267,235	43,131
State and municipal securities	59,514	24,950
	$449,408	$122,576
Trading securities sold, but not yet purchased:
U.S. government agency securities	$1,248	$-
U.S. government securities	101,531	33,279
Corporate securities:
Equity securities	23,188	3,489
Fixed income securities	151,927	62,012
State and municipal securities	735	154
	$278,629	$98,934

At September 30, 2009 and December 31, 2008, trading securities owned in the amount of $217,867 and $0, respectively, were pledged as collateral for our Repurchase Agreements and short-term borrowings from banks.

Trading securities sold, but not yet purchased represent obligations of our company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. We are obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition.

NOTE 6 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$997	$24	$-	$1,021
State and municipal securities	960	36	-	996
Mortgage-backed securities:
Agency	171,390	2,027	(212)	173,205
Non-agency	28,382	188	(2,240)	26,330
Commercial	37,990	667	(238)	38,419
Corporate fixed income securities	40,728	1,716	-	42,444
Asset-backed securities	16,679	1,567	(38)	18,208
	$297,126	$6,225	$(2,728)	$300,623

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

	December 31, 2008
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$8,447	$144	$-	$8,591
State and municipal securities	1,513	19	(1)	1,531
Mortgage-backed securities:
Agency	12,821	-	(391)	12,430
Non-agency	23,091	-	(5,669)	17,422
Asset-backed securities	11,400	-	(977)	10,423
	$57,272	$163	$(7,038)	$50,397

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

	September 30, 2009	December 31, 2008
Held-to-maturity:
Amortized cost	$10,069	$10,069
Gross unrealized gains (1)	-	-
Gross unrealized losses (1)	(2,495)	(2,495)
Carrying value	7,574	7,574
Gross unrealized gains (2)	$-	$-
Gross unrealized losses (2)	(2,814)	(1,324)
Estimated fair value	$4,760	$6,250

(1) Unrealized gains/(losses) recognized in other comprehensive income.

(2) Unrealized gains/(losses) not recognized in other comprehensive income.

During the three and nine months ended September 30, 2009, available-for-sale securities with an aggregate par value of $1,000 and $8,050, respectively, were called by the issuing agencies or matured resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, during the three and nine months ended September 30, 2009, Stifel Bank received principal payments on asset-backed and mortgage-backed securities of $10,877 and $16,476, respectively. During the three months ended September 30, 2009, unrealized gains, net of deferred taxes, of $5,859 were recorded in accumulated other comprehensive income. During the three months ended September 30, 2008, unrealized losses, net of deferred tax benefits, of $1,387 were recorded in accumulated other comprehensive income. During the nine months ended September 30, 2009, unrealized gains, net of deferred taxes, of $7,859 were recorded in accumulated other comprehensive income. During the nine months ended September 30, 2008, unrealized losses, net of deferred tax benefits, of $3,312 were recorded in accumulated other comprehensive income.

On June 30, 2008, we transferred a $10,000 par value asset backed security, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from our available-for-sale securities portfolio to our held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income is being amortized as an adjustment of yield over the remaining life of the security. The estimated fair value of the held-to-maturity security at September 30, 2009 was $4,760. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics. Based upon the results of this analysis and our intent and ability to hold this investment to maturity, we do not consider this security to be other-than-temporarily impaired as of September 30, 2009.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$6,160	$6,180	$-	$-
After one year through three years	33,409	34,627	-	-
After three years through five years	9,880	11,304	-	-
After five years through ten years	9,915	10,558	-	-
After ten years	-	-	7,574	4,760

Mortgage-backed securities
After five years through ten years	26,102	25,748	-	-
After ten years	211,660	212,206	-	-
	$297,126	$300,623	$7,574	$4,760

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $82,226 and $39,570 at September 30, 2009 and December 31, 2008, respectively.

Certain investments in the available-for-sale portfolio at September 30, 2009 are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at September 30, 2009 was $42,965, which was 14.3% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $45,693 at September 30, 2009. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates, the widening of credit spreads and liquidity issues that have had a pervasive impact on the market.

Our investment in a held-to-maturity asset-backed security consists of pools of trust preferred securities related to banks. Unrealized losses were caused primarily by: 1) widening of credit spreads; 2) illiquid markets for collateralized debt obligations; 3) global disruptions in the credit markets; 4) increased supply of collateralized debt obligation secondary market securities from distressed sellers; and 5) difficult times in the banking sector, which has lead to a significant amount of bank failures. There have been no adverse changes to the estimated cash flows of these securities.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at September 30, 2009 (in thousands):

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities:
Agency	$-	$-	$(212)	$10,925	$(212)	$10,925
Non-agency	(332)	10,684	(1,908)	9,783	(2,240)	20,467
Commercial	-	-	(238)	9,733	(238)	9,733
Asset-backed securities	-	-	(38)	1,840	(38)	1,840
	$(332)	$10,684	$(2,396)	$32,281	$(2,728)	$42,965

Our company's available-for-sale securities and held-to-maturity security are reviewed quarterly in accordance with its accounting policy for other-than-temporary impairment. Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to changes in interest rates, the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market and because we have the ability and intent to hold these investments until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of September 30, 2009.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at September 30, 2009 and December 31, 2008 (in thousands, except percentages):

	September 30, 2009		December 31, 2008
	Balance	Percent	Balance	Percent
Consumer (1)	$186,861	56.3%	$19,662	10.5%
Residential real estate	53,395	16.1	58,778	31.4
Commercial real estate	37,603	11.3	38,446	20.6
Home equity lines of credit	33,279	10.0	28,612	15.3
Commercial	19,409	5.8	27,538	14.7
Construction and land	1,541	0.5	13,968	7.5
	332,088	100.0%	187,004	100.0%
Unamortized loan origination costs, net of loan fees	756		591
Loans in process	(847)		(3,878)
Allowance for loan losses	(2,488)		(2,448)
	$329,509		$181,269

(1)       Includes stock-secured loans of $185,605 and $18,861 at September 30, 2009 and December 31, 2008, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Allowance for loan losses, beginning of period	$3,060	$2,009	$2,448	$1,685
Provision for loan losses	482	552	1,389	1,622
Charge-offs:
Construction and land	(829)	-	(859)	(493)
Commercial real estate	(188)	-	(294)	(253)
Real estate construction loans	(37)	(60)	(171)	(60)
Other	-	-	(25)	-
Total charge-offs	(1,054)	(60)	(1,349)	(806)
Recoveries	-	-	-	-
Allowance for loan losses, end of period	$2,488	$2,501	$2,488	$2,501

Net charge-offs to average bank loans outstanding, net	0.42%	0.03%	0.58%	0.47%

At September 30, 2009, Stifel Bank had $30,947 in mortgage loans held for sale. For the three months ended September 30, 2009 and 2008, Stifel Bank recognized a gain of $809 and $502, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans. For the nine months ended September 30, 2009 and 2008, Stifel Bank recognized a gain of $3,044 and $1,558, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At September 30, 2009, Stifel Bank had $1,907 of non-accrual loans that were more than 90 days past due, for which there was a specific allowance of $107. Further, Stifel Bank had $464 in troubled debt restructurings at September 30, 2009.  At December 31, 2008, Stifel Bank had $573 in non-accrual loans, for which there was a specific reserve of $189. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008. Stifel Bank has no exposure to sub-prime mortgages. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the condensed consolidated financial statements.

At September 30, 2009 and December 31, 2008, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $0 and $1,578, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $42 and $48, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

NOTE 8 - Goodwill and Intangible Assets

During the third quarter of 2009, we acquired 40 branches from the UBS Wealth Management Americas branch network, which created $26,512 of goodwill. The allocation of the purchase price is still preliminary and will be finalized upon completion of the analysis of the fair values of the UBS branches' assets and liabilities. The goodwill associated with the acquisition of these branches is reported in our Global Wealth Management segment at September 30, 2009. See Note 2 for additional information regarding our acquisition of the UBS branches.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below an operating segment on an annual basis. Our reporting units are Private Client Group, Fixed Income Capital Markets, Equity Capital Markets, and Stifel Bank. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. No indicators of impairment were identified during our annual impairment testing as of July 31, 2009.

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2008	Net additions	Impairment losses	September 30, 2009
Goodwill
Global Wealth Management
Private Client Group	$58,373	$29,828	$-	$88,201
Stifel Bank	16,685	-	-	16,685
	$75,058	$29,828	$-	$104,886

Capital Markets
Equity Capital Markets	$41,868	$868	$-	$42,736
Fixed Income Capital Markets	11,352	217	-	11,569
	53,220	1,085	-	54,305
	$128,278	$30,913	$-	$159,191

	December 31, 2008	Net additions	Amortization	September 30, 2009
Intangible assets
Global Wealth Management
Private Client Group	$10,888	$1,676	$(1,472)	$11,092
Stifel Bank	1,354	-	(245)	1,109
	$12,242	$1,676	$(1,717)	$12,201

Capital Markets
Equity Capital Markets	$2,657	$-	$(247)	$2,410
Fixed Income Capital Markets	1,085	-	(96)	989
	3,742	-	(343)	3,399
	$15,984	$1,676	$(2,060)	$15,600

In addition to the goodwill recorded from our acquisition of the UBS branches during the third quarter of 2009, the changes in goodwill during the nine months ended September 30, 2009 primarily consist of payments for the contingent earn-out of $4,338 for the Ryan Beck acquisition. The change in intangible assets during the nine months ended September 30, 2009 primarily consist of purchase price adjustments related to our acquisition of Butler Wick on December 31, 2008.

Amortizable intangible assets consist of acquired customer lists, non-compete agreements, and core deposits that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization
Customer lists	$21,004	$6,985	$19,533	$5,371
Non-compete agreement	2,789	2,317	2,584	2,115
Core deposits	2,157	1,048	2,157	804
	$25,950	$10,350	$24,274	$8,290

Amortization expense related to intangible assets was $661 and $743 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to intangible assets was $2,060 and $2,337 for the nine months ended September 30, 2009 and 2008, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2009 are: customer lists 6.6 years; core deposits 5.5 years; and non-compete agreements 2.2 years. As of September 30, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2009	$658
2010	2,317
2011	2,104
2012	1,743
2013	1,575
Thereafter	7,203
$15,600

NOTE 9 - Short-Term Borrowings from Banks

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities used as collateral is not reflected in the condensed consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $379,300 during the nine months ended September 30, 2009. There are no compensating balance requirements under these arrangements. At September 30, 2009, short-term borrowings from banks were $165,200 at an average rate of 1.02%, which were collateralized by company-owned securities valued at $216,631. At December 31, 2008, there were no short-term borrowings from banks. The average bank borrowing was $107,826 and $162,732 during the three months ended September 30, 2009 and 2008, respectively, at weighted average daily interest rates of 1.07%, and 2.41%, respectively. The average bank borrowing was $119,381 and $153,053 during the nine months ended September 30, 2009 and 2008, respectively, at weighted average daily interest rates of 0.97%, and 2.31%, respectively. At September 30, 2009 and December 31, 2008, Stifel Nicolaus had a stock loan balance of $47,837 and $16,987, respectively, at weighted average daily interest rates of 0.69% and 0.52%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $78,898 and $105,273 during the three months ended September 30, 2009 and 2008, respectively, at weighted average daily effective interest rates of 1.12%, and 2.05%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $54,820 and $131,562 during the nine months ended September 30, 2009 and 2008, respectively, at weighted average daily effective interest rates of 1.01%, and 2.58%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 10 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit and demand deposits. Deposits at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Money market and savings accounts	$826,881	$233,276
Certificates of deposit	19,118	24,102
Demand deposits (non-interest bearing)	15,647	23,162
Demand deposits (interest bearing)	13,382	4,258
	$875,028	$284,798

The weighted average interest rate on deposits was 0.4% and 0.4% at September 30, 2009 and December 31, 2008, respectively.

Scheduled maturities of certificates of deposit at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Certificates of deposit, less than $100:
Within one year	$6,625	$8,525
One to three years	1,956	3,562
Over three years	2,119	1,349
	10,700	13,436

Certificates of deposit, $100 and greater:
Within one year	$5,713	$7,455
One to three years	1,045	1,949
Over three years	1,660	1,262
	8,418	10,666

	$19,118	$24,102

At September 30, 2009 and December 31, 2008, the amount of deposits includes deposits of related parties, including $834,835 and $228,653, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $483 and $750, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 11 - Derivative Instruments and Hedging Activities

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed-funds based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and therefore, have no repayment risk. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Stifel Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. As a result of interest rate fluctuations, hedged liabilities will appreciate or depreciate in market value. To the extent that there is a high degree of correlation between the hedged liability and the derivative instrument, the income or loss generated will generally offset the effect of this unrealized appreciation or depreciation.

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of September 30, 2009 (in thousands):

	As of September 30, 2009
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under ASC 815:
Cash flow interest rate contracts	$219,837	Other assets	$-	*	$(526)
* Included in Accounts payable and accrued expenses.

Cash Flow Hedges

Stifel Bank has entered into interest rate swap agreements that effectively modify its exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest income or interest expense. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other expense. There was no ineffectiveness recognized during the three and nine months ended September 30, 2009.

At September 30, 2009, we expect to reclassify $2,981 of net gains, after tax, on derivative instruments from cumulative other comprehensive income/(loss) to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

The following table shows the effect of our company's derivative instruments on the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 (in thousands):

	Gain/(loss) recognized in OCI (effectiveness)	Location of gain/(loss) reclassified from OCI into income	Gain/(loss) reclassified from OCI into income	Location of gain/(loss) recognized in OCI (ineffectiveness)	Gain/(loss) recognized due to ineffectiveness
For the three months ended September 30, 2009:
Cash flow interest rate contracts	$(684)	Interest expense	$(158)	None	$-

For the nine months ended September 30, 2009:
Cash flow interest rate contracts	$(684)	Interest expense	$(158)	None	$-

Regulatory Capital-Related Contingency Features

Certain of Stifel Bank's derivative instruments contain provisions that require it to maintain its capital adequacy requirements. If Stifel Bank were to lose its status as "adequately capitalized," it would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with regulatory capital-related contingent features that are in a liability position on September 30, 2009, is $526. We have minimum collateral posting thresholds with certain of our counterparties; however, at September 30, 2009, we were not required to post collateral against our obligations under these agreements.

Counterparty Risk

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we were not able to replace the defaulted derivatives in a timely fashion. We monitor the risk that our uncollateralized exposure to each of our counterparties for interest-rate swaps will increase under certain adverse market conditions by performing periodic market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level of market rates over a brief time period.

NOTE 12 - Commitments and Contingencies

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2009 and December 31, 2008, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2009, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $126,060 to satisfy the minimum margin deposit requirement of $106,674 at September 30, 2009.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $28,600 in cash at September 30, 2009, which satisfied the minimum margin deposit requirements of $24,618.

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

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. At September 30, 2009, we estimate that our retail clients held $114,795 of eligible ARS after issuer redemptions of $24,550 and Stifel repurchases of $40,575. The repurchased ARS are included in "Investments" in our consolidated statements of financial condition at September 30, 2009.

As part of the first phase of the voluntary repurchase plan, we repurchased at par the greater of ten percent or twenty-five thousand dollars of eligible ARS. After the initial repurchases, the voluntary plan provides for additional repurchases from eligible investors during each of the next three years. During phases two, three and four, we estimate that we will repurchase ARS of $21,150, $15,250 and $78,395, which will be completed by each June 30, of 2010, 2011 and 2012, respectively.

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

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 16 for further details.

Note 13 - Legal Proceedings

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

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri (the "Missouri Federal Court") on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets (the "ARS Class Action"). We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein.

We are also named in an action filed in the Circuit Court of Franklin County, Missouri, on March 12, 2009, by the Missouri Secretary of State concerning sales of ARS to our customers. The Secretary of State seeks relief, which includes requiring us to pay restitution with interest to those customers who purchased ARS from Stifel Nicolaus and continue to hold ARS, disgorgement of commissions and fees earned on the ARS sales and financial penalties. The case was removed to the United States District Court for the Eastern District of Missouri on April 13, 2009 and remanded to the Circuit Court of Franklin County, Missouri on July 21, 2009. On October 1, 2009, the State of Colorado filed a Notice of Charges and the State of Indiana filed an Administrative Complaint against Stifel Nicolaus alleging violations of state securities laws in Colorado and Indiana, respectively, relating to the sale of ARS to Colorado and Indiana residents, respectively. These actions each seek, among other things, statutory remedies and penalties.  Stifel Nicolaus has denied the allegations in these actions in its responses to each of these matters.  We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to these matters and intend to vigorously defend the claims made by the Missouri Secretary of State, the State of Colorado and the State of Indiana.

Furthermore, on May 7, 2009, the State Corporation Commission of the Commonwealth of Virginia (the "Commission") filed a Rule to Show Cause against Stifel Nicolaus with the Virginia State Corporation Commission concerning sales of ARS to Virginia residents seeking various remedies under the Virginia statutes, including penalties, assessments and injunctive relief.  On June 17, 2009, Stifel Nicolaus filed its Response to the Rule to Show Cause which denied the allegations on a number of legal and factual bases. On September 18, 2009, a Settlement Order was entered by the Commission which resulted in the dismissal of the Rule to Show Cause against Stifel Nicolaus and undertakings by Stifel Nicolaus, among other things, to pay the Commonwealth of Virginia seventeen thousand five hundred dollars in penalties; to pay the Commission twenty-two thousand five hundred dollars to defray the costs of the Commission's investigation; and to fully comply with the terms and conditions of the "Offer to Repurchase Eligible Auction Rate Securities at Par" made to Virginia residents dated April 9, 2009 and supplemented April 30, 2009 (the "ARS repurchase offer").

Each of the clients that are eligible to participate and that have accepted the ARS repurchase offer have executed covenants not to file suit against our company and have released us from all claims relating to the ARS which we repurchase. One hundred percent of the eligible Virginia residents have accepted the ARS repurchase offer. Furthermore, the ARS repurchase offer has been accepted by approximately 96% of eligible Missouri residents and by 100% of eligible Colorado and Indiana residents.

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

NOTE 14 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to net capital requirements, which may limit distributions to our company from our broker-dealer subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1,000, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). Stifel Nicolaus and CSA have consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by our company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At September 30, 2009, Stifel Nicolaus had net capital of $167,218, which was 33.7% of aggregate debit items and $157,298 in excess of its minimum required net capital. CSA had net capital of $2,990, which was $2,812 in excess of minimum required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At September 30, 2009, SN Ltd's capital and reserves were $6,250, which was $5,689 in excess of the financial resources requirement under the rules of the FSA.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2009, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$701,822	38.4%	$146,308	8.0%	$182,884	10.0%
Tier 1 capital to risk-weighted assets	699,334	38.2	73,154	4.0	109,731	6.0
Tier 1 capital to adjusted average total assets	699,334	35.5	78,901	4.0	98,627	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$71,319	12.4%	$46,083	8.0%	$57,604	10.0%
Tier 1 capital to risk-weighted assets	68,831	11.9	23,041	4.0	34,562	6.0
Tier 1 capital to adjusted average total assets	68,831	9.8	27,981	4.0	34,976	5.0

NOTE 15 - Stock-Based Compensation Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5,215,301 shares at September 30, 2009.

Stock-based compensation expense included in "Compensation and benefits" in the condensed consolidated statements of operations for our company's incentive stock award plans was $11,038 and $13,458 for the three months ended September 30, 2009 and 2008, respectively. The related income tax benefit recognized in income was $2,242 and $1,488 for the three months ended September 30, 2009 and 2008, respectively.

Stock-based compensation expense included in "Compensation and benefits" in the condensed consolidated statements of operations for our company's incentive stock award plans was $34,332 and $38,138 for the nine months ended September 30, 2009 and 2008, respectively. The related income tax benefit recognized in income was $12,788 and $9,133 for the nine months ended September 30, 2009 and 2008, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the nine months ended September 30, 2009, no options were granted. As of September 30, 2009, there were 1,024,892 options outstanding at a weighted-average exercise price of $8.53 and a weighted-average contractual life of 3.15 years. As of September 30, 2009, there was $443 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted-average period of 1.32 years. We received $585 and $2,099 in cash from the exercise of stock options during the three and nine months ended September 30, 2009, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At September 30, 2009, the total number of stock units outstanding was 6,798,194, of which 5,044,324 were non-vested.

Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. We charged $5,944 and $9,339 to "Compensation and benefits" for the three months ended September 30, 2009 and 2008, respectively, relating to units granted under the Plan. We charged $20,953 and $26,777 to "Compensation and benefits" for the nine months ended September 30, 2009 and 2008, respectively, relating to units granted under the Plan. As of September 30, 2009, there were 2,782,468 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $26,648 and $23,082 at September 30, 2009 and December 31, 2008, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2009 and December 31, 2008, the deferred compensation liability of $25,783 and $19,580, respectively, is included in "Accrued employee compensation" on the condensed consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to this plan generally cliff vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Charges to "Compensation and benefits" related to these two plans were $4,794 and $3,739 for the three months ended September 30, 2009 and 2008, respectively. Charges to compensation and benefits related to these plans were $12,532 and $10,327 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there were 3,121,427 units outstanding under the two plans.

NOTE 16 - Off-Balance Sheet Credit Risk

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

We borrow and lend securities to facilitate the settlement process and finance transactions, utilizing customer margin securities held as collateral. We monitor the adequacy of collateral levels on a daily basis. We periodically borrow from banks on a collateralized basis utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, we are subject to the risk of acquiring the securities at prevailing market prices in order to satisfy our customer obligations. We control our exposure to credit risk by continually monitoring our counterparties' positions and, where deemed necessary, we may require a deposit of additional collateral and/or a reduction or diversification of positions. Our company sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. We are exposed to risk of loss if securities prices increase prior to closing the transactions. We control our exposure to price risk from short sales through daily review and setting position and trading limits.

We manage our risks associated with the aforementioned transactions through position and credit limits, and the continuous monitoring of collateral. Additional collateral is required from customers and other counterparties when appropriate.

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $638,831, and the fair value of the collateral that had been sold or repledged was $277,159. At December 31, 2008, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $432,751, and the fair value of the collateral that had been sold or repledged was $123,415.

Derivatives' notional contract amounts are not reflected as assets or liabilities in the condensed consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported on the condensed consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable.

 We enter into interest rate derivative contracts to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are principally used to manage differences in the amount, timing, and duration of our known or expected cash payments related to certain variable-rate affiliated deposits.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

For a complete discussion of our activities related to derivative instruments, see Note 11 in the notes to our condensed consolidated financial statements.

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

At September 30, 2009 and December 31, 2008, Stifel Bank had outstanding commitments to originate loans aggregating $80,581 and $86,327, respectively. The commitments extended over varying periods of time with all commitments at September 30, 2009 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2009 and December 31, 2008, Stifel Bank had outstanding letters of credit totaling $167 and $414, respectively. For all but one of the standby letters of credit commitments at September 30, 2009, the expiration terms are less than one year. The remaining commitment, in the amount of $10, has an expiration term of April 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2009 and December 31, 2008, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $27,742 and $18,153, respectively.

NOTE 17 - Income Taxes

Our effective tax rate for the three and nine month period ended September 30, 2009 of 28.2% and 35.4%, respectively, was less than our estimated annual effective tax rate of 39.9%. The decrease is primarily attributable to the recognition of a tax benefit of $3,444 during the third quarter related to the utilization of an investment and jobs creation tax credit.

The liability for unrecognized tax benefits was $2,378 and $2,105 as of September 30, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income before taxes are $2,378 and $2,105 at September 30, 2009 and December 31, 2008, respectively.

We recognize the accrual of interest and penalties related to income tax matters in the "Provision for income taxes" on the condensed consolidated statements of operations. As of September 30, 2009 and December 31, 2008, accrued interest and penalties included in the unrecognized tax benefits liability were $557 and $647, respectively.

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

NOTE 18 - Segment Reporting

We currently operate through the following three business segments: Global Wealth Management; Capital Markets; and various corporate activities combined in the Other segment. The UBS branch acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, we have changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation ("FDIC")-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Information concerning operations in these segments of business for the three months and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues: (1)
Global Wealth Management	$157,145	$117,151	$406,619	$358,322
Capital Markets	130,179	101,598	360,787	277,548
Other	2,359	174	3,763	3,481
	$289,683	$218,923	$771,169	$639,351

Income/(loss) before income taxes:
Global Wealth Management	$27,540	$23,533	$67,081	$79,725
Capital Markets	33,433	23,789	91,317	60,999
Other	(30,137)	(26,228)	(79,298)	(75,555)
	$30,836	$21,094	$79,100	$65,169

(1)       No individual client accounted for more than 10 percent of total net revenues for the three months and nine months ended September 30, 2009 or 2008.

The following table presents our company's total assets on a segment basis at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total assets:
Global Wealth Management	$2,034,168	$959,638
Capital Markets	606,969	243,130
Other	249,658	355,377
	$2,890,795	$1,558,145

We have operations in the United States, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months and nine months ended September 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
United States	$284,095	$209,255	$755,876	$612,753
United Kingdom	3,577	5,569	10,146	17,153
Other European	2,011	4,099	5,147	9,445
	$289,683	$218,923	$771,169	$639,351

NOTE 19 - Other Comprehensive income

The following table sets forth the components of other comprehensive income for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$22,138	$12,777	$51,130	$39,456
Other comprehensive income:
Unrealized gains/(losses) on available-for-sale securities, net of tax	5,874	(1,019)	7,985	(3,191)
Unrealized losses in cash flow hedging instruments, net of tax	(526)	-	(526)	-
Other comprehensive income, net of tax	$27,486	$11,758	$58,589	$36,265

 NOTE 20 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$22,138	$12,777	$51,130	$39,456
Shares for basic and diluted calculations:
Average shares used in basic computation	28,708	23,830	27,652	23,520
Dilutive effect of stock options and units (1) (2)	4,109	4,215	3,816	3,815
Average shares used in diluted computation	32,817	28,045	31,468	27,335
Net income per share:
Basic	$0.77	$0.54	$1.85	$1.68
Diluted (1) (2)	$0.67	$0.46	$1.62	$1.44

 (1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

(2)       For the three months and nine months ended September 30, 2009 and 2008, there were no securities excluded from the weighted average diluted common shares calculation because their effect would be antidilutive.

NOTE 21 - Stockholders' Equity

On May 5, 2005, the board of directors authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. Under existing Board authorizations at September 30, 2009, we are permitted to buy an additional 2,010,831 shares. The repurchase program has no expiration date. During the nine months ended September 30, 2009, we issued 999,306 new shares for employee benefit plans.

During the first quarter of 2009, we paid $9,307 related to the Ryan Beck two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share, with partial shares paid in cash.

In June 2009, we completed an "at-the-market" public offering of 1,000,000 shares of our common stock at an average price of $45.00 per share, which generated gross proceeds of $45,000 (net proceeds of $43,875 after fees and expenses). Net proceeds were used for general corporate purposes.

In September 2009, we completed a public offering of 1,725,000 shares of our common stock at an average price of $56.00 per share, which generated gross proceeds of $96,600 (net proceeds of $91,770 after fees and expenses). Net proceeds were used for general corporate purposes.

NOTE 22 - Variable Interest Entities ("VIE")

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

We have investments in and/or act as the general partner or managing member to 12 partnerships and limited liability companies ("LLCs"). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. These entities meet the definition of a VIE; however, we are not the primary beneficiary of the entities as a result of our minority interest in the expected losses or expected residual returns of these entities. These partnerships and LLCs have assets of approximately $204,779 at June 30, 2009. At September 30, 2009, the carrying value of our investment in these partnerships and LLCs is not material. Our remaining capital commitment to these partnerships and LLCs is not material at September 30, 2009. Management fee revenue earned by our company during the three and nine months ended September 30, 2009 was insignificant.

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

Our company's exposure to loss is limited to its investment in FSI at September 30, 2009 of $18,000, which is included in "Other assets" on the consolidated statement of financial condition. Our Company had no liabilities related to this entity at September 30, 2009. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2009. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations or cash flows.

NOTE 23 - Subsequent Events

In accordance with ASC 855 "Subsequent Events," we evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We evaluated subsequent events through November 10, 2009.

Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements. We identified the following as non-recognized subsequent events:

On October 15, 2009, we completed the final closing of the UBS acquisition. For additional information on our acquisition of UBS, refer to Note 2.

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

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches from UBS in four separate closings pursuant to this agreement. During the third quarter, we completed three of the four closings, which represented 40 branches. The final closing of 16 branches was completed on October 16, 2009.

As a result of the acquisition, Stifel Nicolaus hired 495 financial advisors and support staff in these branches and successfully converted approximately 144,000 accounts with approximately $16.2 billion in customer assets, including related Reg U and Reg T loans of $204.4 million and $1.7 billion in money market accounts and FDIC-insured balances to the Stifel Nicolaus platform.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Capital Markets segment, and the continued expansion of our Global Wealth Management segment. Since September 30, 2008, we have increased our number of financial advisors and branch offices by hiring 597 financial advisors and opening 96 branches, of which 312 financial advisors and 57 branches were part of our acquisitions of UBS and Butler Wick & Company, Inc. ("Butler Wick"). In addition, we added 59 revenue producing investment bankers, traders, institutional sales staff and mortgage bankers along with 437 branch and home office support staff.

Results for the three and nine months ended September 30, 2009

For the three months ended September 30, 2009, our net revenues increased 32.3% to a record $289.7 million compared to $218.9 million during the comparable period in 2008. Net income increased 73.3% to a record $22.1 million for the three months ended September 30, 2009 compared to $12.8 million during the comparable period in 2008.

For the nine months ended September 30, 2009, our net revenues increased 20.6% to a record $771.2 million compared to $639.4 million during the comparable period in 2008. Net income increased 29.6% to a record $51.1 million for the nine months ended September 30, 2009 compared to $39.4 million during the comparable period in 2008.

Our revenue growth was primarily derived from increased principal transactions in institutional fixed income sales and trading resulting from turbulent markets, as institutions rebalanced their portfolios and their exposure to the market. In addition, the market upheaval and the resultant failure of some Wall Street firms have led to increased market share of institutional business. Certain of our business activities, however, were impacted by the particularly challenging equity market conditions, which have led to a decrease in the value of our customers' assets. As a result, commissions, asset management and service fees, and margin interest income decreased during the nine months ended September 30, 2009 and may diminish in the future. Our business does not produce predictable earnings and is affected by many risk factors such as the global economic and credit slowdown, among others.

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their auction rate securities ("ARS"). The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. At September 30, 2009, we estimate that our retail clients held $114.8 million of eligible ARS after issuer redemptions of $24.6 million and Stifel purchases of $40.6 million. We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

External Factors Impacting our Business

We are currently operating in a challenging environment: a recession and financial services industry issues related to credit quality, auction rate securities and liquidity continue to negatively impact activity levels. Concerns regarding future economic growth and corporate earnings created challenging conditions for the equity markets, which experienced broad-based declines, with equity indices starting to trend higher at the end of the third quarter of 2009. Fixed income credit markets experienced high levels of volatility, though there were signs of improvement in credit market liquidity at the end of the third quarter. The impact of these events marked a challenging environment for investment banking businesses with continued limited opportunities to distribute securities in the equity and debt capital markets.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2009	2008	% Change	2009	2008
Revenues:
Principal transactions	$123,238	$68,182	80.7%	42.5%	31.2%
Commissions	90,905	88,727	2.5	31.4	40.5
Investment banking	35,056	25,156	39.4	12.1	11.5
Asset management and service fees	25,498	30,336	(15.9)	8.8	13.8
Interest	11,306	12,819	(11.8)	3.9	5.8
Other income/(loss)	6,586	(1,391)	*	2.3	(0.6)
Total revenues	292,589	223,829	30.7	101.0	102.2
Interest expense	2,906	4,906	(40.8)	1.0	2.2
Net revenues	289,683	218,923	32.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	193,131	150,203	28.6	66.7	68.6
Occupancy and equipment rental	24,730	17,286	43.1	8.5	7.9
Communication and office supplies	14,429	11,192	28.9	5.0	5.1
Commissions and floor brokerage	6,486	4,348	49.2	2.2	2.0
Other operating expenses	20,071	14,800	35.6	7.0	6.8
Total non-interest expenses	258,847	197,829	30.8	89.4	90.4

Income before income taxes	30,836	21,094	46.2	10.6	9.6
Provision for income taxes	8,698	8,317	4.6	3.0	3.8
Net income	$22,138	$12,777	73.3%	7.6%	5.8%

* Percentage is not meaningful.

For the three months ended September 30, 2009, net revenues (total revenues less interest expense) increased $70.8 million to a record $289.7 million; a 32.3% increase over the $218.9 million recorded for the three months ended September 30, 2008. Net income increased 73.3% to a record $22.1 million for the three months ended September 30, 2009 compared to $12.8 million during the comparable period in 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008
Revenues:
Principal transactions	$341,777	$200,793	70.2%	44.3%	31.4%
Commissions	246,236	257,491	(4.4)	31.9%	40.3
Investment banking	75,262	67,935	10.8	9.8	10.6
Asset management and service fees	74,974	90,580	(17.2)	9.7	14.2
Interest	31,782	39,175	(18.9)	4.1	6.1
Other income/(loss)	9,440	(883)	*	1.3	(0.1)
Total revenues	779,471	655,091	19.0	101.1	102.5
Interest expense	8,302	15,740	(47.3)	1.1	2.5
Net revenues	771,169	639,351	20.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	516,852	441,028	17.2	67.0	69.0
Occupancy and equipment rental	63,311	49,012	29.2	8.2	7.7
Communication and office supplies	39,403	32,887	19.8	5.1	5.1
Commissions and floor brokerage	17,167	8,315	106.5	2.2	1.3
Other operating expenses	55,336	42,940	28.9	7.2	6.7
Total non-interest expenses	692,069	574,182	20.5	89.7	89.8

Income before income taxes	79,100	65,169	21.4	10.3	10.2
Provision for income taxes	27,970	25,713	8.8	3.6	4.0
Net income	$51,130	$39,456	29.6%	6.7%	6.2%

* Percentage is not meaningful.

For the nine months ended September 30, 2009, net revenues (total revenues less interest expense) increased $131.8 million to a record $771.2 million; a 20.6% increase over the $639.4 million recorded for the nine months ended September 30, 2008. Net income increased 29.6% to a record $51.1 million for the nine months ended September 30, 2009 compared to $39.4 million during the comparable period in 2008.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Net revenues:
Principal transactions	$123,238	$68,182	80.7%	$341,777	$200,793	70.2%
Commissions	90,905	88,727	2.5	246,236	257,491	(4.4)
Investment banking:
Capital raising	22,332	11,104	101.1	42,065	35,946	17.0
Strategic advisory fees	12,724	14,052	(9.4)	33,197	31,989	3.8
	35,056	25,156	39.4	75,262	67,935	10.8
Asset management and service fees	25,498	30,336	(15.9)	74,974	90,580	(17.2)
Net interest	8,400	7,913	6.2	23,480	23,435	0.2
Other income/(loss)	6,586	(1,391)	*	9,440	(883)	*
Total net revenues	$289,683	$218,923	32.3%	$771,169	$639,351	20.6%

* Percentage is not meaningful.

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Capital Markets segment, the acquisition of Butler Wick on December 31, 2008, and the closing of the first three waves of the UBS acquisition during the third quarter of 2009. Butler Wick's results of operations are included in our results of operations prospectively from December 31, 2008, the date of acquisition. The results of operations for the acquired UBS branches are included in our results prospectively from the date of their respective conversion.

For the three and nine month periods ended September 30, 2009, these business acquisitions generated net revenues of $9.8 million and $21.2 million, respectively.

Principal transactions - For the three months ended September 30, 2009, principal transactions revenue increased 80.7% to $123.3 million from $68.2 million in the comparable period in 2008. For the nine months ended September 30, 2009, principal transactions revenue increased 70.2% to $341.8 million from $200.8 million in the comparable period in 2008. The increases are primarily attributable to increased principal transactions, primarily in over-the-counter ("OTC") equity, corporate and municipal debt and mortgage-backed bonds due to turbulent markets and customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2009, commission revenues increased 2.5% to $90.9 million from $88.7 million in the comparable period in 2008 primarily due to higher revenues from insurance sales and mutual funds. For the nine months ended September 30, 2009, commission revenues decreased 4.4% to $246.2 million from $257.5 million in the comparable period in 2008. While the equity markets began showing signs of improvement during the third quarter, the volatility in capital markets during the first half of 2009 has resulted in lower revenues for the nine months ended September 30, 2009 due to a decrease in trading volumes, as customers returned to traditional fixed income products.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2009, investment banking revenues increased 39.4% to $35.1 million from $25.2 million in the comparable period in 2008. For the nine months ended September 30, 2009, investment banking revenues increased 10.8% to $75.3 million from $67.9 million in the comparable period in 2008.

Capital raising revenues increased $11.3 million, or 101.1%, to $22.4 million for the three months ended September 30, 2009 from $11.1 million in the comparable period in 2008. During the third quarter of 2009, equity and fixed income capital raising revenues were $15.9 million and $5.2 million, respectively, an increase of $9.4 million and $2.2 million, respectively, from the comparable period in 2008. Capital raising revenues increased 17.0% to $42.1 million for the nine months ended September 30, 2009 from $35.9 million in the comparable period in 2008. Equity and fixed income capital raising revenues were $26.5 million and $13.8 million, respectively, an increase of $2.1 million, or 8.5%, and $6.2 million, or 81.0%, respectively, from the comparable period in 2008. During the third quarter of 2009, capital market conditions continued to build upon the improvement that began in the second quarter for both equity and fixed income, and we raised capital for our clients in a number of successful corporate and public finance underwritings. The significant rebound in equity and fixed income financings during the second and third quarters were offset by the challenging market conditions that began during the second half of 2008 and continued into the first quarter of 2009.

Strategic advisory fees decreased 9.4% to $12.7 million for the three months ended September 30, 2009 from $14.1 million in the comparable period in 2008. Strategic advisory fees increased 3.8% to $33.2 million for the nine months ended September 30, 2009 from $32.0 million in the comparable period in 2008. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value, as well as the average revenue per transaction, over the comparable periods in 2008.

Asset management and service fees - Asset management and service fees include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management and service fees are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the three months ended September 30, 2009, asset management and service fee revenues decreased 15.9% to $25.5 million from $30.3 million in the comparable period of 2008. For the nine months ended September 30, 2009, asset management and service fee revenues decreased 17.2% to $75.0 million from $90.6 million in the comparable period of 2008. The decrease is primarily a result of a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers and lower assets under management as a result of market depreciation, offset by an increase in the number of managed accounts attributable principally to the continued growth of the private client group.  See Assets in Fee-based Accounts included in the table in "Results of Operations - Global Wealth Management."

Other income - For the three months ended September 30, 2009, other income increased $8.0 million to $6.6 million from a loss of $1.4 million during the comparable period in 2008. For the nine months ended September 30, 2009, other income increased $10.3 million to $9.4 million from a loss of $0.9 million during the comparable period in 2008.

The increases are primarily attributable to the reduction of investment losses during the three and nine months ended September 30, 2009.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$301,697	$3,277	4.34%	$389,272	$5,173	5.32%
Interest-earning assets (Stifel Bank)	687,211	4,961	2.89	296,296	4,129	5.57
Stock borrow (Stifel Nicolaus)	64,009	6	0.04	86,772	272	1.25
Other (Stifel Nicolaus)		3,062			3,245
Total interest revenue		$11,306			$12,819

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$107,826	$287	1.07%	$162,732	$980	2.41%
Interest-bearing liabilities (Stifel Bank)	633,259	911	0.58	247,859	1,447	2.34
Stock loan (Stifel Nicolaus)	78,898	221	1.12	105,273	539	2.05
Interest-bearing liabilities (Capital Trusts)	82,500	1,373	6.66	95,000	1,587	6.68
Other (Stifel Nicolaus)		114			353
Total interest expense		2,906			4,906
Net interest income		$8,400			$7,913

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$273,845	$8,820	4.29%	$416,297	$17,413	5.58%
Interest-earning assets (Stifel Bank)	555,153	12,395	2.98	269,551	11,491	5.68
Stock borrow (Stifel Nicolaus)	25,855	32	0.16	63,273	726	1.53
Other (Stifel Nicolaus)		10,535			9,545
Total interest revenue		$31,782			$39,175

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$119,381	$870	0.97%	$153,053	$2,656	2.31%
Interest-bearing liabilities (Stifel Bank)	505,545	2,605	0.69	220,341	4,599	2.78
Stock loan (Stifel Nicolaus)	54,820	416	1.01	131,562	2,549	2.58
Interest-bearing liabilities (Capital Trusts)	82,500	4,102	6.63	95,000	4,783	6.71
Other (Stifel Nicolaus)		309			1,153
Total interest expense		8,302			15,740
Net interest income		$23,480			$23,435

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the quarter ended September 30, 2009, net interest income increased to $8.4 million from $7.9 million during the comparable period in 2008. For the nine months ended September 30, 2009, net interest income of $23.5 million remained consistent with the comparable period in 2008.

or the three months ended September 30, 2009, interest revenue decreased 11.8%, or $1.5 million, to $11.3 million from $12.8 million in the comparable period in 2008, principally as a result of a $1.9 million decrease in interest revenue from customer margin borrowing. The average margin balances of Stifel Nicolaus decreased to $301.7 million during the three months ended September 30, 2009 compared to $389.3 million during the comparable period in 2008 at weighted average interest rates of 4.34% and 5.32%, respectively.

For the nine months ended September 30, 2009, interest revenue decreased 18.9%, or $7.4 million, to $31.8 million from $39.2 million in the comparable period in 2008, principally as a result of an $8.6 million decrease in interest revenue from customer margin borrowing. The average margin balances of Stifel Nicolaus decreased to $273.8 million during the first nine months of 2009 compared to $416.3 million during the comparable period in 2008 at weighted average interest rates of 4.29% and 5.58%, respectively.

For the three months ended September 30, 2009, interest expense decreased 40.8%, or $2.0 million, to $2.9 million from $4.9 million in the comparable period in 2008. For the nine months ended September 30, 2009, interest expense decreased 47.3%, or $7.4 million, to $8.3 million from $15.7 million in the comparable period in 2008. The decreases are due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing and firm inventory, decreased interest rates on stock loan borrowings and the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in November 2008. See "Net Interest Income" table above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Non-interest expenses:
Compensation and benefits	$193,131	$150,203	28.6%	$516,852	$441,028	17.2%
Occupancy and equipment rental	24,730	17,286	43.1	63,311	49,012	29.2
Communications and office supplies	14,429	11,192	28.9	39,403	32,887	19.8
Commissions and floor brokerage	6,486	4,348	49.2	17,167	8,315	106.5
Other operating expenses	20,071	14,800	35.6	55,336	42,940	28.9
Total non-interest expenses	$258,847	$197,829	30.8%	$692,069	$574,182	20.5%

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, increased administrative overhead to support the growth in our segments and the transaction costs associated with the UBS acquisition.

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

For the three months ended September 30, 2009, compensation and benefits expense increased 28.6%, or $42.9 million, to $193.1 million from $150.2 million during the comparable period in 2008. For the nine months ended September 30, 2009, compensation and benefits expense increased 17.2%, or $75.9 million, to $516.9 million from $441.0 million during the comparable period in 2008.  The increase in compensation and benefits expense over the prior year periods is primarily attributable to increased headcount and higher production-based variable compensation.

Compensation and benefits expense as a percentage of net revenues decreased to 66.7% for the three months ended September 30, 2009, compared to 68.6% for the comparable period in 2008. Compensation and benefits expense as a percentage of net revenues decreased to 67.0% for the nine months ended September 30, 2009, compared to 69.0% for the comparable period in 2008. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues as compared to the three and nine month periods ended September 30, 2008, offset by an increase in transition pay and base salaries.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $14.8 million (5.1% of net revenues) and $40.9 million (5.3% of net revenues) for the three and nine month periods ended September 30, 2009, respectively, compared to $9.7 million (4.4% of net revenues) and $25.5 million (4.0% of net revenues) for the three and nine month periods ended September 30, 2008, respectively. The upfront notes are amortized over a five to ten year period. In addition, for the three and nine month periods ended September 30, 2008, compensation and benefits expense includes $6.5 million and $19.1 million, respectively, for amortization of units awarded to Legg Mason ("LM Capital Markets") associates, which were fully amortized as of December 31, 2008.

Occupancy and equipment rental - For the three months ended September 30, 2009, occupancy and equipment rental expense increased 43.1% to $24.7 million from $17.3 million during the three months ended September 30, 2008. For the nine months ended September 30, 2009, occupancy and equipment rental expense increased 29.2% to $63.3 million from $49.0 million during the nine months ended September 30, 2008. The increase is primarily due to the increase in rent and depreciation expense.  As of September 30, 2009, we have 256 branch offices compared to 166 at September 30, 2008.

Communications and office supplies - Communications expense include costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2009, communications and office supplies expense increased 28.9% to $14.4 million from $11.2 million during the second quarter of 2008. For the nine months ended September 30, 2009, communications and office supplies expense increased 19.8% to $39.4 million from $32.9 million during the comparable period in 2008. The increases were primarily attributable to our continued expansion as we sustained our growth initiatives throughout the first nine months of 2009 by adding additional revenue producers and support staff.

Commissions and floor brokerage - For the three months ended September 30, 2009, commissions and floor brokerage expense increased to $6.5 million from $4.3 million during the comparable period in 2008. For the nine months ended September 30, 2009, commissions and floor brokerage expense increased to $17.2 million from $8.3 million during the comparable period in 2008. The increases were primarily attributable to increased business activity. The increase over the comparable nine month period in 2008 is also attributable to a rebate of $1.5 million received during the first quarter of 2008 related to 2007 clearing fees. We received no such rebates in 2009.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2009, other operating expenses increased 35.6% to $20.1 million from $14.8 million during the three months ended September 30, 2008. For the nine months ended September 30, 2009, other operating expenses increased 28.9% to $55.3 million from $42.9 million during the nine months ended September 30, 2008.

The increases were primarily attributable to the continued growth in all segments during the first nine months of 2009, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, and legal expenses. The increase in legal expenses is attributable to an increase in litigation associated with the ongoing investigations in connection with ARS, and litigation costs to defend industry recruitment claims.

Provision for income taxes - For the three months ended September 30, 2009, our provision for income taxes was $8.7 million, representing an effective tax rate of 28.2%, compared to $8.3 million for the comparable period in 2008, representing an effective tax rate of 39.4%. For the nine months ended September 30, 2009, our provision for income taxes was $28.0 million, representing an effective tax rate of 35.4%, compared to $25.7 million for the comparable period in 2008, representing an effective tax rate of 39.5%. Our current year third quarter and year-to-date effective tax rates were reduced due to the recognition of a tax benefit of $3.4 million during the third quarter related to an investment and jobs creation tax credit.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Capital Markets, and Other. The UBS branch acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, we have changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank, which provides residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation ("FDIC")-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Capital Markets segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

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

Results of Operations - Global Wealth Management

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$63,161	$49,563	27.4%	40.2%	42.3%
Principal transactions	53,052	28,468	86.4	33.8	24.3
Asset management and service fees	25,406	30,111	(15.6)	16.2	25.7
Investment banking	4,263	3,371	26.4	2.7	2.9
Interest	8,997	9,672	(7.0)	5.7	8.3
Other income	4,077	241	*	2.6	0.2
Total revenues	158,956	121,426	30.9	101.2	103.7
Interest expense	1,811	4,275	(57.6)	1.2	3.7
Net revenues	157,145	117,151	34.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	96,711	71,388	35.5	61.5	60.9
Occupancy and equipment rental	13,447	9,466	42.1	8.6	8.1
Communication and office supplies	7,295	4,930	48.0	4.6	4.2
Commissions and floor brokerage	1,875	1,815	3.3	1.2	1.6
Other operating expenses	10,277	6,019	70.7	6.6	5.1
Total non-interest expenses	129,605	93,618	38.4	82.5	79.9
Income before income taxes	$27,540	$23,533	17.0%	17.5%	20.1%

* Percentage is not meaningful.

	September 30, 2009	December 31, 2008	September 30, 2008
Branch offices (actual)	256	196	166
Financial advisors (actual)	1,640	1,142	1,043
Independent contractors (actual)	183	173	185

Assets in fee-based accounts:
Value (in thousands)	5,699,311	5,775,565	6,319,028
Number of accounts (actual)	27,593	24,177	23,569

 Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008
Revenues:
Commissions	$158,468	$146,860	7.9%	38.9%	41.0%
Principal transactions	140,248	90,663	54.7	34.5	25.3
Asset management and service fees	74,689	90,199	(17.2)	18.4	25.2
Investment banking	9,176	13,690	(33.0)	2.3	3.8
Interest	23,190	30,318	(23.5)	5.7	8.5
Other income	5,914	1,100	*	1.4	0.3
Total revenues	411,685	372,830	10.4	101.2	104.1
Interest expense	5,066	14,508	(65.1)	1.2	4.1
Net revenues	406,619	358,322	13.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	253,169	218,661	15.8	62.3	61.0
Occupancy and equipment rental	35,441	26,329	34.6	8.7	7.4
Communication and office supplies	18,515	13,604	36.1	4.5	3.8
Commissions and floor brokerage	5,580	3,308	68.7	1.4	0.9
Other operating expenses	26,833	16,695	60.7	6.6	4.7
Total non-interest expenses	339,538	278,597	21.9	83.5	77.8
Income before income taxes	$67,081	$79,725	(15.9)%	16.5%	22.2%

* Percentage is not meaningful.

        Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors, the acquisition of Butler Wick on December 31, 2008, and the first three closings of the UBS acquisition during the third quarter of 2009.

NET REVENUES

For the three months ended September 30, 2009, Global Wealth Management net revenues increased 34.1% to $157.1 million from $117.2 million for the comparable period in 2008. For the nine months ended September 30, 2009, Global Wealth Management net revenues increased 13.5% to $406.6 million from $358.3 million for the comparable period in 2008.

 The increase in net revenues for the three and nine month periods ended September 30, 2009 over the comparable periods in 2008 are primarily attributable to an increase in principal transactions and net interest revenues offset by decreases in asset management and service fees, and investment banking.

Commissions - For the three months ended September 30, 2009, commission revenues increased 27.4% to $63.2 million from $49.6 million in the comparable period in 2008. For the nine months ended September 30, 2009, commission revenues increased 7.9% to $158.5 million from $146.9 million in the comparable period in 2008. The increase is primarily attributable to an increase in agency transactions in OTC and listed equity securities, and insurance products. In addition, mutual fund revenue has increased over the comparable period in 2008.

Principal transactions - For the three months ended September 30, 2009, principal transactions revenue increased 86.4% to $53.1 million from $28.5 million in the comparable period in 2008. For the nine months ended September 30, 2009, principal transactions revenue increased 54.7% to $140.2 million from $90.7 million in the comparable period in 2008. The increases are primarily attributable to increased principal transactions, primarily in OTC equity, corporate and municipal debt and mortgage-backed bonds due to turbulent markets and customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Asset management and service fees - For the three months ended September 30, 2009, asset management and service fees decreased 15.6% to $25.4 million from $30.1 million in the comparable period in 2008. For the nine months ended September 30, 2009, asset management and service fees decreased 17.2% to $74.7 million from $90.2 million in the comparable period in 2008. The decrease is primarily a result of a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers and a 9.8% decrease in the value of assets in fee-based accounts from September 30, 2008, offset by a 17.1% increase in the number of managed accounts attributable principally to the continued growth of the private client group. See Assets in Fee-based Accounts included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 26.4% to $4.3 million for the three months ended September 30, 2009 from $3.4 million during the comparable period in 2008. For the nine months ended September 30, 2009, investment banking decreased 33.0% to $9.2 million from $13.7 million during the comparable period in 2008. During the third quarter of 2009, capital market conditions continued to build upon the improvement that began in the second quarter and we raised capital for our clients in a number of successful transactions. While there has been a significant rebound in investment banking activity during the second and third quarter, our nine month results were negatively impacted by the challenging market conditions that began during the second half of 2008 and continued into the first quarter of 2009. See further discussion of investment banking activities in the Capital Markets segment section.

Interest revenue - For the three months ended September 30, 2009, interest revenue decreased 7.0% to $9.0 million from $9.7 million in the comparable period in 2008. For the nine months ended September 30, 2009, interest revenue decreased 23.5% to $23.2 million from $30.3 million in the comparable period in 2008. The decreases are primarily due to a decrease in interest revenue from customer margin borrowing to finance trading activity and lower average customer margin balances. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Interest expense - For the three months ended September 30, 2009, interest expense decreased 57.6% to $1.8 million from $4.3 million in the comparable period in 2008. For the nine months ended September 30, 2009, interest expense decreased 65.1% to $5.1 million from $14.5 million in the comparable period in 2008. The decreases are primarily due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

 NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$225,562	$163	0.29%	$5,623	$26	1.85%
U.S. government agencies	1,126	14	5.16	9,792	185	7.56
State and political subdivisions:
Taxable	-	-	-	10,191	86	3.38
Non-taxable (1)	961	9	4.02	1,527	15	3.93
Mortgage-backed securities	147,557	1,477	4.00	35,014	453	5.18
Corporate bonds	41,276	484	4.70	-	-	-
Asset-backed securities	15,692	162	4.13	21,364	410	7.68
Federal Home Loan Bank ("FHLB") and other capital stock	783	3	1.68	1,707	11	2.58
Loans (2)	224,375	2,340	4.17	197,330	2,771	5.62
Loans held for sale	29,879	309	4.12	13,748	172	5.00
Total interest-earning assets (3)	$687,211	$4,961	2.89%	$296,296	$4,129	5.57%
Cash and due from banks	5,940			1,858
Other non interest-earning assets	23,395			22,097
Total assets	$716,546			$320,251

Liabilities and stockholders' equity:
Deposits:
Demand deposits	$11,145	$7	0.25%	$3,055	$13	1.70%
Money market	600,536	727	0.48	188,205	934	1.99
Savings	286	-	-	304	1	1.32
Time deposits	19,292	160	3.32	32,797	344	4.20
FHLB advances	2,000	17	3.27	21,692	145	2.67
Federal funds and repurchase agreements	-	-	-	1,806	10	2.21
Total interest-bearing liabilities (3)	$633,259	$911	0.58%	$247,859	$1,447	2.34%
Non interest-bearing deposits	12,228			16,342
Other non interest-bearing liabilities	2,073			1,859
Total liabilities	647,560			266,060
Stockholders' equity	68,986			54,191
Total liabilities and stockholders' equity	$716,546			$320,251
Net interest margin		$4,050	2.36%		$2,682	3.63%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$201,396	$653	0.43%	$10,203	$201	2.63%
U.S. government agencies	2,037	85	5.57	14,974	699	6.22
State and political subdivisions:
Taxable	-	-	-	10,939	316	3.85
Non-taxable (1)	1,142	35	4.10	1,533	43	3.74
Mortgage-backed securities	77,593	2,404	4.13	33,262	1,288	5.16
Corporate bonds	23,202	799	4.59	1,237	57	6.14
Asset-backed securities	12,928	579	5.97	20,119	1,226	8.12
FHLB and other capital stock	756	5	0.89	1,012	19	2.50
Loans (2)	198,599	6,670	4.48	160,815	7,089	5.88
Loans held for sale	37,500	1,165	4.14	15,457	553	4.77
Total interest-earning assets (3)	$555,153	$12,395	2.98%	$269,551	$11,491	5.68%
Cash and due from banks	4,867			1,848
Other non interest-earning assets	26,105			21,395
Total assets	$586,125			$292,794

Liabilities and stockholders' equity:
Deposits:
Demand deposits	$9,108	$22	0.31%	$2,689	$39	1.93%
Money market	471,997	1,975	0.56	164,825	2,962	2.40
Savings	321	-	-	342	3	1.17
Time deposits	20,361	521	3.14	39,792	1,350	4.52
FHLB advances	3,744	87	3.09	11,527	225	2.60
Federal funds and repurchase agreements	14	-	-	1,166	20	2.29
Total interest-bearing liabilities (3)	$505,545	$2,605	0.69%	$220,341	$4,599	2.78%
Non interest-bearing deposits	14,801			15,620
Other non interest-bearing liabilities	1,989			1,532
Total liabilities	522,335			237,493
Stockholders' equity	63,790			55,301
Total liabilities and stockholders' equity	$586,125			$292,794
Net interest margin		$9,790	2.35%		$6,892	3.41%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008 (in thousands):

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008			Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$304	$(167)	$137	$862	$(410)	$452
U.S. government agencies	(126)	(45)	(171)	(547)	(67)	(614)
State and political subdivisions:
Taxable	(43)	(43)	(86)	(158)	(158)	(316)
Non-taxable	(9)	3	(6)	(13)	5	(8)
Mortgage-backed securities	1,725	(701)	1,024	1,567	(451)	1,116
Corporate bonds	242	242	484	769	(27)	742
Asset-backed securities	(90)	(158)	(248)	(371)	(276)	(647)
FHLB and other capital stock	(5)	(3)	(8)	(4)	(10)	(14)
Loans	1,871	(2,302)	(431)	2,022	(2,441)	(419)
Loans held for sale	334	(197)	137	739	(127)	612
	$4,203	$(3,371)	$832	$4,866	$(3,962)	$904

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Demand deposits	$60	$(66)	$(6)	$52	$(69)	$(17)
Money market	4,044	(4,251)	(207)	3,592	(4,579)	(987)
Savings	-	(1)	(1)	-	(3)	(3)
Time deposits	(122)	(62)	(184)	(551)	(278)	(829)
FHLB advances	(392)	264	(128)	(196)	58	(138)
Federal funds and repurchase agreements	(5)	(5)	(10)	(10)	(10)	(20)
	$3,585	$(4,121)	$(536)	$2,887	$(4,881)	$(1,994)

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

For the three months ended September 30, 2009, interest revenue of $5.0 million was generated from weighted average interest-earning assets of $687.2 million at a weighted average interest rate of 2.89%. Interest revenue of $4.1 million for the comparable period in 2008 was generated from weighted average interest-earning assets of $296.3 million at a weighted average interest rate of 5.57%.

For the nine months ended September 30, 2009, interest revenue of $12.4 million was generated from weighted average interest-earning assets of $555.2 million at a weighted average interest rate of 2.98%. Interest revenue of $11.5 million for the comparable period in 2008 was generated from weighted average interest-earning assets of $269.6 million at a weighted average interest rate of 5.68%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended September 30, 2009 was $633.3 million at a weighted average interest rate of 0.58%. The weighted average balance of interest-bearing liabilities for the comparable period in 2008 was $247.9 million at a weighted average interest rate of 2.34%.

The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2009 was $505.5 million at a weighted average interest rate of 0.69%. The weighted average balance of interest-bearing liabilities for the comparable period in 2008 was $220.3 million at a weighted average interest rate of 2.78%.

The growth in Stifel Bank has been primarily driven by (i) the conversion of UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances of $1.7 billion and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2009, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $834.8 million compared to $197.5 million at September 30, 2008.

See the average balances and interest rates for Stifel Bank presented above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2009, Global Wealth Management non-interest expenses increased 38.4% to $129.6 million from $93.6 million for the comparable period in 2008. For the nine months ended September 30, 2009, Global Wealth Management non-interest expenses increased 21.9% to $339.5 million from $278.6 million for the comparable period in 2008.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Private Client Group during the three and nine month period ended September 30, 2009. Our expansion efforts include the acquisitions of UBS and Butler Wick, as well as organic growth. As of September 30, 2009, we have 256 branch offices compared to 166 at September 20, 2008. In addition, since September 30, 2008, we have added 960 revenue producers and support staff.

Compensation and benefits - For the three months ended September 30, 2009, compensation and benefits expense increased 35.5% to $96.7 million from $71.4 million during the three months ended September 30, 2008. For the nine months ended September 30, 2009, compensation and benefits expense increased 15.8% to $253.2 million from $218.7 million during the comparable period in 2008. The increase is principally due to increased variable compensation as a result of increased production and fixed compensation.

Compensation and benefits expense as a percentage of net revenues increased to 61.5% for the three months ended September 30, 2009, compared to 60.9% for the comparable period in 2008. Compensation and benefits expense as a percentage of net revenues increased to 62.3% for the nine months ended September 30, 2009, compared to 61.0% for the comparable period in 2008. The increase in compensation and benefits expense as a percent of net revenues is primarily attributable to increased transition pay, which consists of the amortization of upfront notes, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $10.8 million (6.9% of net revenues) and $28.7 million (7.1% of net revenues) for the three and nine month periods ended September 30, 2009, respectively, compared to $7.3 million (6.3% of net revenues) and $20.8 million (5.8% of net revenues) for the three and nine month periods ended September 30, 2008, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended September 30, 2009, occupancy and equipment rental expense increased 42.1% to $13.4 million from $9.5 million during the comparable period in 2008. For the nine months ended September 30, 2009, occupancy and equipment rental expense increased 34.6% to $35.4 million from $26.3 million during the comparable period in 2008.

Communications and office supplies - For the three months ended September 30, 2009, communications and office supplies expense increased 48.0% to $7.3 million from $4.9 million during the third quarter of 2008. For the nine months ended September 30, 2009, communications and office supplies expense increased 36.1% to $18.5 million from $13.6 million during the comparable period in 2008.

Commissions and floor brokerage - For the three months ended September 30, 2009, commissions and floor brokerage expense increased 3.3% to $1.9 million from $1.8 million during the third quarter of 2008. For the nine months ended September 30, 2009, commissions and floor brokerage expense increased $2.3 million, or 68.7%, to $5.6 million from $3.3 million during the comparable period in 2008.

Other operating expenses - For the three months ended September 30, 2009, other operating expenses increased 70.7% to $10.3 million from $6.0 million during the comparable period in 2008. For the nine months ended September 30, 2009, other operating expenses increased 60.7% to $26.8 million from $16.7 million during the comparable period in 2008. As a result of the growth of our Private Client Group segment during the nine months ended September 30, 2009, there has been an increase in license and registration fees, securities processing fees, and travel-related expenses associated with our acquisition of UBS, as well as litigation costs to defend industry recruiting claims.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2009, income before income taxes increased 17.0% to $27.5 million from $23.5 million during the comparable period in 2008. For the nine months ended September 30, 2009, income before income taxes decreased 15.9% to $67.1 million from $79.7 million during the comparable period in 2008. Profit margins have diminished resulting from start-up costs associated with branch office openings and the transaction costs associated with the UBS acquisition, as we took advantage of the opportunities created by market displacement.

Results of Operations - Capital Markets

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

The following table presents consolidated financial information for the Capital Markets segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2009	2008	% Change	2009	2008
Revenues:
Principal transactions	$70,186	$39,713	76.7%	53.9%	39.1%
Commissions	27,743	39,164	(29.2)	21.3	38.6
Capital raising	18,070	7,733	133.7	13.9	7.6
Advisory	12,724	14,052	(9.5)	9.8	13.8
Investment banking	30,794	21,785	41.4	23.7	21.4
Interest	2,256	2,382	(5.3)	1.7	2.3
Other income	306	354	(13.6)	0.2	0.4
Total revenues	131,285	103,398	27.0	100.8	101.8
Interest expense	1,106	1,800	(38.6)	0.8	1.8
Net revenues	130,179	101,598	28.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	77,483	62,030	24.9	59.5	61.0
Occupancy and equipment rental	4,697	3,734	25.8	3.6	3.7
Communication and office supplies	4,490	4,160	7.9	3.5	4.1
Commissions and floor brokerage	4,564	2,533	80.2	3.5	2.5
Other operating expenses	5,512	5,352	3.0	4.2	5.3
Total non-interest expenses	96,746	77,809	24.3	74.3	76.6
Income before income taxes	$33,433	$23,789	40.5%	25.7%	23.4%

 Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

The following table presents consolidated financial information for the Capital Markets segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008
Revenues:
Principal transactions	$201,529	$110,129	83.0%	55.9	39.7%
Commissions	87,767	$110,631	(20.7)	24.3	39.9
Capital raising	32,890	22,257	47.8	9.1	8.0
Advisory	33,197	31,988	3.8	9.2	11.5
Investment banking	66,087	54,245	21.8	18.3	19.5
Interest	6,973	6,790	2.7	1.9	2.5
Other income	895	920	(2.7)	0.3	0.3
Total revenues	363,251	282,715	32.7	100.7	101.9
Interest expense	2,464	5,167	(52.3)	0.7	1.9
Net revenues	360,787	277,548	30.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	214,251	171,875	24.7	59.4	61.9
Occupancy and equipment rental	12,201	10,026	21.7	3.4	3.6
Communication and office supplies	13,767	14,253	(3.4)	3.8	5.1
Commissions and floor brokerage	11,537	5,007	130.4	3.2	1.8
Other operating expenses	17,714	15,388	15.1	4.9	5.6
Total non-interest expenses	269,470	216,549	24.4	74.7	78.0
Income before income taxes	$91,317	$60,999	49.7%	25.3%	22.0%

NET REVENUES

For the three months ended September 30, 2009, Capital Markets net revenues increased 28.1% to $130.2 million from $101.6 million for the comparable period in 2008. For the nine months ended September 30, 2009, Capital Markets net revenues increased 30.0% to $360.8 million from $277.5 million for the comparable period in 2008.

The increase in net revenues for the three and nine month periods ended September 30, 2009 over the comparable periods in 2008 are primarily attributable to an increase in principal transactions, investment banking and net interest revenues offset by a decrease in commissions.

Principal transactions - For the three months ended September 30, 2009, principal transactions revenue increased $30.5 million, or 76.7%, to $70.2 million from $39.7 million in the comparable period in 2008. For the nine months ended September 30, 2009, principal transactions revenue increased $91.4 million, or 83.0%, to $201.5 million from $110.1 million in the comparable period in 2008. The increases are primarily attributable to increased principal transactions, primarily in OTC equity, corporate and municipal debt and mortgage-backed bonds due to turbulent markets and institutional customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Commissions - For the three months ended September 30, 2009, commission revenues decreased 29.2% to $27.7 million from $39.2 million in the comparable period in 2008. For the nine months ended September 30, 2009, commission revenues decreased 20.7% to $87.8 million from $110.6 million in the comparable period in 2008. The volatility in capital markets has resulted in a decrease in trading volumes, as customers have returned to traditional fixed income products.

Investment banking - For the three months ended September 30, 2009, investment banking revenues increased 41.4% to $30.8 million from $21.8 million in the comparable period in 2008. For the nine months ended September 30, 2009, investment banking revenues increased 21.8% to $66.1 million from $54.2 million in the comparable period in 2008.

For the three months ended September 30, 2009, capital raising revenues increased $10.4 million to $18.1 million from $7.7 million in the comparable period in 2008. For the nine months ended September 30, 2009, capital raising revenues increased $10.6 million, or 47.8%, to $32.9 million from $22.3 million in the comparable period in 2008.

For the three months ended September 30, 2009, fixed income capital raising revenues increased $1.8 million to $3.8 million from $2.0 million during the third quarter of 2008. For the nine months ended September 30, 2009, fixed income capital raising revenues increased $4.1 million to $8.1 million from $4.0 million during the comparable period in 2008.

During the second and third quarters of 2009, capital market conditions began to improve, and we raised capital for our clients in a number of successful public finance underwritings. In addition, our revenues were positively impacted by our investment in public finance offices and professional staff during the second half of 2008. For the nine months ended September 30, 2009, we were involved, as manager or co-manager, in 251 tax-exempt issues with a total par value of $13.9 billion compared to 97 issues with a total par value of $5.7 billion during the comparable period in 2008.

For the three months ended September 30, 2009, equity capital raising revenues increased $8.5 million to $12.9 million from $4.4 million during the third quarter of 2008. For the nine months ended September 30, 2009, equity capital raising revenues increased $7.9 million to $23.0 million from $15.1 million during the comparable period in 2008. During the quarter ended September 30, 2009, we were involved, as manager or co-manger, in 27 equity underwritings which raised a total of $3.5 billion, an increase of 80.0% in the number of underwritings over the comparable period in 2008. For the nine months ended September 30, 2009, we were involved, as manager or co-manager in 52 equity underwritings which raised a total of $16.9 billion, compared to 42 during the comparable period in 2008, an increase of 23.8% in the number of underwritings over the comparable period in 2008.

For the three months ended September 30, 2009, strategic advisory fees decreased 9.5% to $12.7 million from $14.1 million in the comparable period in 2008. For the nine months ended September 30, 2009, strategic advisory fees increased 3.8% to $33.2 million from $32.0 million in the comparable period in 2008. The increases are primarily due to an increase in the number of completed transactions and the aggregate transaction value, as well as the average revenue per transaction, over the comparable periods in 2008.

Interest revenue - For the three months ended September 30, 2009, interest revenue decreased 5.3% to $2.3 million from $2.4 million in the comparable period in 2008. For the nine months ended September 30, 2009, interest revenue increased 2.7% to $7.0 million from $6.8 million in the comparable period in 2008. The increase in interest revenues is primarily attributable to increased interest earned on our trading inventory. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Interest expense - For the three months ended September 30, 2009, interest expense decreased 38.6%, or $0.7 million, to $1.1 million from $1.8 million in the comparable period in 2008. For the nine months ended September 30, 2009, interest expense decreased 52.3%, or $2.7 million, to $2.5 million from $5.2 million in the comparable period in 2008. The decreases are due to decreased interest rates charged by banks on lower levels of borrowings to finance firm inventory.

NON-INTEREST EXPENSES

For the three months ended September 30, 2009, Capital Markets non-interest expenses increased 24.3% to $96.7 million from $77.8 million for the comparable period in 2008. For the nine months ended September 30, 2009, Capital Markets non-interest expenses increased 24.4% to $269.5 million from $216.5 million for the comparable period in 2008.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Capital Markets segment during the three and nine month period ended September 30, 2009. We have added 38 revenue producers and support staff since September 30, 2008.

Compensation and benefits - For the three months ended September 30, 2009, compensation and benefits expense increased 24.9% to $77.5 million from $62.0 million during the comparable period in 2008. For the nine months ended September 30, 2009, compensation and benefits expense increased 24.7% to $214.3 million from $171.9 million during the comparable period in 2008. The increase is primarily due to increased fixed compensation and higher production-based variable compensation due to higher production as compared to the prior year.

Compensation and benefits expense as a percentage of net revenues decreased to 59.5% for the three months ended September 30, 2009, compared to 61.0% for the comparable period in 2008. Compensation and benefits expense as a percentage of net revenues decreased to 59.4% for the nine months ended September 30, 2009, compared to 61.9% for the comparable period in 2008. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues.

Occupancy and equipment rental - For the three months ended September 30, 2009, occupancy and equipment rental expense increased 25.8% to $4.7 million from $3.7 million during the comparable period in 2008. For the nine months ended September 30, 2009, occupancy and equipment rental expense increased 21.7% to $12.2 million from $10.0 million during the comparable period in 2008.

Communications and office supplies - For the three months ended September 30, 2009, communications and office supplies expense increased 7.9% to $4.5 million from $4.2 million during the third quarter of 2008. For the nine months ended September 30, 2009, communications and office supplies expense decreased 3.4% to $13.8 million from $14.3 million during the first nine months of 2008.

Commissions and floor brokerage - For the three months ended September 30, 2009, commissions and floor brokerage expense increased $2.1 million to $4.6 million from $2.5 million during the third quarter of 2008. For the nine months ended September 30, 2009, commissions and floor brokerage expense increased $6.5 million to $11.5 million from $5.0 million during the first nine months of 2008.

 Other operating expenses - For the three months ended September 30, 2009, other operating expenses increased 3.0% to $5.5 million from $5.4 million during the comparable period in 2008. For the nine months ended September 30, 2009, other operating expenses increased 15.1% to $17.7 million from $15.4 million during the comparable period in 2008.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2009, income before income taxes for the Capital Markets segment increased $9.6 million, or 40.5%, to $33.4 million from $23.8 million during the comparable period in 2008. For the nine months ended September 30, 2009, income before income taxes for the Capital Markets segment increased $30.3 million, or 49.7%, to $91.3 million from $61.0 million during the comparable period in 2008. The increase is primarily attributable to increased revenues and the scalability of increased production as a result of our continued expansion of the Capital Markets segment during the first nine months of 2009.

 Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change

Net revenues	$2,359	$174	* %	$3,763	$3,481	8.1%

Non-interest expenses:
Compensation and benefits	18,937	16,785	12.8	49,432	50,492	(2.1)
Other operating expenses	13,559	9,617	41.0	33,629	28,544	17.8
Total non-interest expenses	32,496	26,402	23.1	83,061	79,036	5.1
Loss before income taxes	$(30,137)	$(26,228)	14.9%	$(79,298)	$(75,555)	5.0%

* Percentage is not meaningful.

Net revenues - For the three months ended September 30, 2009, net revenues increased $2.2 million to $2.4 million from $0.2 million for the comparable period in 2008. For the nine months ended September 30, 2009, net revenues increased 8.1% to $3.8 million from $3.5 million for the comparable period in 2008. The increase in net revenues is primarily attributable to the reduction of investment losses during the three and nine months ended September 30, 2009, offset by declining net interest revenues.

Compensation and benefits - For the three months ended September 30, 2009, compensation and benefits expense increased 12.8% to $18.9 million from $16.8 million for the comparable period in 2008. For the nine months ended September 30, 2009, compensation and benefits expense decreased 2.1% to $49.4 million from $50.5 million for the comparable period in 2008.

The increases in compensation and benefits expense during the nine months ended September 30, 2009 were related to an increase in support personnel as we continued our growth initiatives. For the three and nine month periods ended September 30, 2009, the increases were offset by compensation charges of $6.5 million and $19.1 million, respectively, related to the amortization of units awarded to LM Capital Markets associates, which were fully amortized as of December 31, 2008.

Other operating expenses - For the three months ended September 30, 2009, other operating expenses increased 41.0% to $13.6 million from $9.6 million for the comparable period in 2008. For the nine months ended September 30, 2009, other operating expenses increased 17.8% to $33.6 million from $28.5 million for the comparable period in 2008.

The increases were primarily attributable to the continued growth in all segments during the first nine months of 2009, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses.  The increase in legal expenses is attributable to an increase in litigation associated with the ongoing investigations in connection with ARS and an increase in the number of claims and litigation costs to defend industry recruitment claims.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $2.9 billion at September 30, 2009 were up 85.5% over December 31, 2008. The increase is primarily attributable to increased receivables, trading inventory, financial instruments, loans and advances to financial advisors and the recognition of goodwill associated with our acquisition of UBS, which is based on preliminary estimates and is subject to change upon the final valuation. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions. The increase in assets is primarily attributable to the growth of our company, both organically and through the acquisition of UBS.

As of September 30, 2009, our liabilities were comprised primarily of short-term borrowings of $165.2 million, deposits of $875.0 million at Stifel Bank and payables to brokerage clients and broker, dealers and clearing organizations of $196.4 million and $133.3 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, including accrued employee compensation of $220.8 million. To meet our obligations to clients and operating needs, we have $346.0 million in cash. We also have client brokerage receivables of $367.4 million and $329.5 million in loans at Stifel Bank.

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

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at September 30, 2009, we are permitted to buy an additional 2,010,831 shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $106.3 million to $346.0 million at September 30, 2009 from $239.7 million at December 31, 2008. Operating activities used $362.8 million of cash primarily due to an increase in operating assets and liabilities offset by the net effect of non-cash expenses and cash from earnings. Investing activities used cash of $511.9 million due to cash used for our acquisition of the UBS branches, bank customer loan originations, purchases of eligible ARS from our customers as part of our voluntary repurchase plan, purchases of available-for-sale securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the sale of proprietary investments and bank customer loan repayments. During the nine months ended September 30, 2009, we purchased $21.2 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $981.0 million due to an increase in bank deposits due to the growth of our bank principally due to the increase in affiliated deposits as a result of organic growth and the acquisition of UBS, proceeds received from borrowings from banks, net proceeds of $43.9 million from an "at-the-market" public offering of 1.0 million shares of our common stock in June 2009, and net proceeds of $91.8 million from a public offering of 1.7 million shares of our common stock in September 2009.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $379.3 million during the nine months ended September 30, 2009. There are no compensating balance requirements under these arrangements. At September 30, 2009, short-term borrowings from banks were $165.2 million at an average rate of 1.02%, which were collateralized by company-owned securities valued at $216.6 million. At December 31, 2008, there were no short-term borrowings from banks. The average bank borrowing was $107.8 million and $162.7 million during the three months ended September 30, 2009 and 2008, respectively, at weighted average daily interest rates of 1.07%, and 2.41%, respectively. The average bank borrowing was $119.4 million and $153.1 million during the nine months ended September 30, 2009 and 2008, respectively, at weighted average daily interest rates of 0.97%, and 2.31%, respectively. At September 30, 2009 and December 31, 2008, Stifel Nicolaus had a stock loan balance of $47.8 million and $17.0 million, respectively, at weighted average daily interest rates of 0.69% and 0.52%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $78.9 million and $105.3 million during the three months ended September 30, 2009 and 2008, respectively, at weighted average daily effective interest rates of 1.12%, and 2.05%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $54.8 million and $131.6 million during the nine months ended September 30, 2009 and 2008, respectively, at weighted average daily effective interest rates of 1.01%, and 2.58%, respectively. Customer-owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $127.8 million at September 30, 2009, of which $125.8 million was unused, and a $13.2 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $834.8 million at September 30, 2009.

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

Use of Capital Resources

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. At September 30, 2009, we estimate that our retail clients held $114.8 million of eligible ARS after issuer redemptions of $24.6 million and Stifel purchases of $40.6 million. See "Contractual Obligations," in this section of the report for a discussion of our voluntary plan to repurchase ARS.

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed three of the closings on the following dates during the third quarter: August 14, 2009, September 11, 2009, and September 25, 2009. The final closing was completed on October 16, 2009. This acquisition further expands our private client footprint.

The transaction was structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment.  The payments to UBS in conjunction with all four closings of $248.5 million included: (i) an upfront cash payment of $29.0 million based on the actual number of branches and financial advisors acquired by Stifel Nicolaus; and (ii) aggregate payment of $15.0 million for net fixed assets, employee forgivable loans and other assets, and (iii) Reg U and Reg T loans of $204.4 million that were collateralized by securities included in customer accounts converted to the Stifel platform. In addition, a contingent earn-out payment is payable based on the performance of those UBS financial advisors who joined Stifel Nicolaus, over the two-year period following the closing.

We have paid $108.8 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2009 through October 31, 2009, which includes $14.6 million of upfront notes issued to UBS financial advisors as a form of transition pay. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

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

At September 30, 2009, Stifel Nicolaus had net capital of $167.2 million, which was 33.7% of its aggregate debit items, and $157.3 million in excess of its minimum required net capital; CSA had net capital of $3.0 million, which was $2.8 million in excess of its minimum required net capital. At September 30, 2009, SN Ltd had capital and reserves of $6.3 million, which was $5.7 million in excess of the financial resources requirement under the rules of the FSA. At September 30, 2009, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 14 of the Notes to Condensed Consolidated Financial Statements for details of our regulatory capital requirements.

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

When available, we use observable market prices, observable market parameters, or broker or dealer quotes (bid and ask prices) to derive the fair value of financial instruments. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with ASC 820, "Fair Value Measurement and Disclosures." Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level I, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level III. All other fair value measurements of financial instruments that do not fall within the Level I or Level III classification are considered Level II. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

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

At September 30, 2009, Level III assets for which we bear economic exposure were $73.3 million or 7.4% of the total assets measured at fair value. During the nine months ended September 30, 2009, we recorded net purchases of $40.3 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $4.7 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level III assets at September 30, 2009.

During the three months ended September 30, 2009, we recorded net purchases of $3.8 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $1.4 million.

At September 30, 2009, Level III assets included the following: $55.8 million of auction rate securities, of which the auctions have failed, $6.5 million of asset-backed securities, $5.2 million of mortgage-backed securities, and $5.8 million of private equity and other fixed income securities.

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with ASC 450 ("ASC 450"), "Contingencies," to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 1, "Legal Proceedings," in Part II of this report for information on our legal, regulatory and arbitration proceedings.

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at September 30, 2009 and December 31, 2008 was $2.6 million and $2.4 million, respectively, with associated loss allowances of $1.1 million and $1.2 million, respectively.

Allowance for Loan Losses

We regularly review the loan portfolio of Stifel Bank and have established an allowance for loan losses in accordance with ASC 450.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with ASC 310 "Receivables." Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Derivative Instruments and Hedging Activities

Stifel Bank utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our company's goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments does expose our company to credit and market risk. We manage credit risk through strict counterparty credit risk limits and/or collateralization agreements. At inception, we determine if a derivative instrument meets the criteria for hedge accounting under ASC 815, "Derivatives and Hedging." Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative does not qualify for hedge accounting, no assessment of effectiveness is needed.

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

ASC 740 ("ASC 740"), "Income Taxes," ,clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Goodwill and Intangible Assets

Under the provisions of ASC 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At September 30, 2009, we had goodwill of $159.2 million and intangible assets of $15.6 million.

In accordance with ASC 350, "Intangibles - Goodwill and Other," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2009, our last annual measurement date, did not indicate any impairment.

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

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 16 of the Notes to Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

The following item constitutes a material change in our contractual obligations outside the ordinary course of business from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008:

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. At September 30, 2009, we estimate that our retail clients held $114.8 million of eligible ARS after issuer redemptions of $24.6 million and Stifel purchases of $40.6 million.

As part of the first phase, we repurchased at par the greater of ten percent or twenty-five thousand dollars of eligible ARS. After the initial repurchases, the voluntary plan provides for additional repurchases from eligible investors during each of the next three years. During phases, two, three and four, we estimate that we will repurchase $21.2 million, $15.3 million and $78.3 million, which will be completed by each June 30, of 2010, 2011 and 2012, respectively.

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

The following table sets forth the high, low, and daily average VaR for our institutional Capital Markets trading portfolios during the nine months ended September 30, 2009 and the daily VaR at September 30, 2009 and December 31, 2008 (in thousands, except rates):

	Nine Months Ended September 30, 2009			VaR calculation at
	High	Low	Daily Average	September 30, 2009	December 31, 2008
Daily VaR	$5,849	$278	$1,204	$649	$467
Related portfolio value	$127,620	$91,566	$119,984	$161,551	$19,157
VaR as a percentage of portfolio value	4.58%	0.30%	1.00%	0.40%	2.44%

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

The following table illustrates the estimated change in net interest margin at September 30, 2009 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	n/a
+100	n/a
0	0.00%
-100	4.11%
-200	7.70%

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at September 30, 2009 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$305,572	$19,133	$34,892	$11,426
Securities	66,161	19,160	99,968	112,620
Interest-bearing cash	271,255	-	-	-
	$642,988	$38,293	$134,860	$124,046

Interest-bearing liabilities:
Transaction accounts and savings	$632,861	$15,040	$193,992	$14,017
Certificates of deposit	5,910	6,427	6,780	-
Borrowings	2,000	-	-	-
	$640,771	$21,467	$200,772	$14,017
GAP	2,217	16,826	(65,912)	110,029
Cumulative GAP	$2,217	$19,043	$(46,869)	$63,160

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed-funds based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $638.8 million, and the fair value of the collateral that had been sold or repledged was $277.2 million.

By using derivative instruments, we are exposed to credit and market risk on those derivative positions. Credit risk is equal to the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no repayment risk. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Current claims include a civil lawsuit filed in the United States District Court for the Eastern District of Missouri (the "Missouri Federal Court") on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets (the "ARS Class Action"). We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein.

We are also named in an action filed in the Circuit Court of Franklin County, Missouri, on March 12, 2009, by the Missouri Secretary of State concerning sales of ARS to our customers. The Secretary of State seeks relief, which includes requiring us to pay restitution with interest to those customers who purchased ARS from Stifel Nicolaus and continue to hold ARS, disgorgement of commissions and fees earned on the ARS sales and financial penalties. The case was removed to the United States District Court for the Eastern District of Missouri on April 13, 2009 and remanded to the Circuit Court of Franklin County, Missouri on July 21, 2009. On October 1, 2009, the State of Colorado filed a Notice of Charges and the State of Indiana filed an Administrative Complaint against Stifel Nicolaus alleging violation of state securities laws in Colorado and Indiana, respectively, relating to the sale of ARS to Colorado and Indiana residents, respectively. These actions each seek, among other things, statutory remedies and penalties.  Stifel Nicolaus has denied the allegations in these actions in its responses to each of these matters.  We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to these matters and intend to vigorously defend the claims made by the Missouri Secretary of State, the State of Colorado and the State of Indiana.

Furthermore, on May 7, 2009, the State Corporation Commission of the Commonwealth of Virginia (the "Commission") filed a Rule to Show Cause against Stifel Nicolaus with the Virginia State Corporation Commission concerning sales of ARS to Virginia residents seeking various remedies under the Virginia statutes, including penalties, assessments and injunctive relief.  On June 17, 2009, Stifel Nicolaus filed its Response to the Rule to Show Cause which denied the allegations on a number of legal and factual bases.   On September 18, 2009, a Settlement Order was entered by the Commission which resulted in the dismissal of the Rule to Show Cause against Stifel Nicolaus and undertakings by Stifel Nicolaus, among other things, to pay the Commonwealth of Virginia seventeen thousand five hundred dollars in penalties; to pay the Commission twenty two thousand five hundred dollars to defray the costs of the Commission's investigation; and to fully comply with the terms and conditions of the "Offer to Repurchase Eligible Auction Rate Securities at Par" made to Virginia residents dated April 9, 2009 and supplemented April 30, 2009 (the "ARS repurchase offer").

Each of the clients that are eligible to participate and that have accepted the ARS repurchase offer have executed covenants not to file suit against our company and have released us from all claims relating to the ARS which we repurchase. One hundred percent of the eligible Virginia residents have accepted the ARS repurchase offer. Furthermore, the ARS repurchase offer has been accepted by approximately 96% of eligible Missouri residents and by 100% of eligible Colorado and Indiana residents.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2009. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2009.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares (as adjusted for the three-for-two stock split in June 2008). At September 30, 2009, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

ITEM 6.  EXHIBITS

Exhibit No.		Description
10.	(aa)	Amendment No. 2 to Asset Purchase Agreement, dated June 1, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. filed herewith.*
(bb)

Amendment No. 3 to Asset Purchase Agreement, dated August 12, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported August 12, 2009) filed on August 18, 2009.

	(cc)	Amendment No. 4 to Asset Purchase Agreement, dated September 11, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. filed herewith.*
	(dd)	Office Sublease Agreement by and between The Bear Stearns Companies LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), filed herewith.*
11.1

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.**
32.2		Section 1350 Certification of Chief Financial Officer.**

*      The appendices, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish supplementally a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request.

**   The certifications attached as Exhibits 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman, President, and Chief Executive Officer

/s/ James M. Zemlyak
James M. Zemlyak Senior Vice President, Treasurer, and Chief Financial Officer

Date:  November 9, 2009