Form 10-K
period 2009-12-31
STIFEL FINANCIAL CORP
filed 2010-02-26
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
Commission File No. 1-9305
STIFEL FINANCIAL CORP.
(Exact Name of Registrant as specified in its Charter)

DELAWARE	43-1273600
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

501 North Broadway
St. Louis, Missouri	63102
(Address of Principal Executive Offices)	(Zip Code)
(314) 342-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, par value $0.15 per share	The New York Stock Exchange
Chicago Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2009 was $1,461,940,857.*

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on February 1, 2010 was 30,884,711.

*   In determining this amount, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders, to be held on April 13, 2010, are incorporated by reference in Part III hereof.

STIFEL FINANCIAL CORP.

PART I

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic, political, regulatory and market conditions, the investment banking and brokerage industries, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Item 1A, as well as those discussed in "External Factors Impacting Our Business" included in "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1.  BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), a full service retail and institutional brokerage and investment banking firm. Stifel Nicolaus is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. ("CSA"), an independent contractor broker-dealer firm, Stifel Nicolaus Limited ("SN Ltd"), our international subsidiary, and Stifel Bank & Trust ("Stifel Bank"), a retail and commercial bank. Unless the context requires otherwise, the terms "our company," "we," and "our" as used herein refer to Stifel Financial Corp. and its subsidiaries.

With our century-old operating history, we have built a diversified business serving private clients, institutional investors and investment banking clients located across the country. Our principal activities are:

  Private client services, including securities transaction and financial planning services;

  Institutional equity and fixed income sales, trading and research, and municipal finance;

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

  Miller Johnson Steichen Kinnard, Inc. ("MJSK") - On December 5, 2006, we closed on the acquisition of the private client business and certain assets and liabilities of MJSK, a privately held broker-dealer. The acquisition was completed to further grow our company's private client business, particularly in the state of Minnesota.

  Ryan Beck Holdings, Inc. ("Ryan Beck") and its wholly-owned broker-dealer subsidiary Ryan Beck & Company, Inc. - On February 28, 2007, we closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc. The acquisition was made because the combination of Stifel Nicolaus and Ryan Beck represented a good strategic fit between two well established regional broker-dealers with similar business models and cultures.

  First Service Financial Company ("First Service") and its wholly-owned subsidiary FirstService Bank - On April 2, 2007, we completed our acquisition of First Service, and its wholly-owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank, by means of the merger of First Service with and into FSFC Acquisition Co. ("AcquisitionCo"), a Missouri corporation and wholly-owned subsidiary of Stifel Financial Corp., with AcquisitionCo surviving the merger. Upon consummation of the merger, we became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust." On December 30, 2009, Stifel Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of a branch office. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010.

  Butler, Wick & Co., Inc. ("Butler Wick") - On December 31, 2008, we closed on the acquisition of Butler Wick, a privately-held broker-dealer who specialized in providing financial advice to individuals, municipalities and corporate clients. Butler Wick was headquartered in Youngstown, Ohio.

  UBS Financial Services Inc. ("UBS") - On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009 and October 16, 2009.

Business Segments

We operate in the following segments: Global Wealth Management, Capital Markets, and Other. As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. In addition, the UBS branch acquisition and related customer account conversion to our platform has enabled us to further leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, during the third quarter of 2009, we changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change. For a discussion of the financial results of our segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis."

Narrative description of business

As of December 31, 2009, we employed 4,434 individuals, including 1,719 financial advisors. In addition, 166 financial advisors were affiliated with CSA as independent contractors. As of December 31, 2009, through our broker-dealer subsidiaries, we provide securities related financial services to approximately 1.0 million client accounts of customers throughout the United States and Europe. Our customers include individuals, corporations, municipalities and institutions. Although we have customers throughout the United States, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn-over quickly, exists to facilitate order flow and support the investment strategies of our clients. Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage and investment services to our clients through the consolidated Stifel Nicolaus branch system and through CSA, our wholly-owned independent contractor subsidiary. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years. At December 31, 2009, the Private Client Group, with a concentration in the Midwest and Mid-Atlantic regions and a growing presence in the Northeast, Southeast and Western United States, had a network of 1,885 financial advisors, consisting of 1,719 employees located in 272 branch offices in 42 states and the District of Columbia and 166 independent contractors.

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

CSA Private Client

At December 31, 2009, CSA had affiliations with 166 independent contractors in 134 branch offices in 28 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

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

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $1,142.0 million at December 31, 2009. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, automobile loans and securities-based loans as well as commercial lending programs such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe this acquisition will not only help us serve our private clients more effectively by offering them a broader range of services, but will also enable us to better utilize our private client cash balances.

CAPITAL MARKETS

The Capital Markets segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance and syndicate, and consisted of 734 employees at December 31, 2009.

Research

Our research department consisted of 151 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter and makes a market in over 2,200 domestic securities at December 31, 2009. In our various sales and trading activities, we take a focused approach on servicing our clients as opposed to proprietary trading for our own account. Located in 13 cities in the United States as well as Geneva, London and Madrid, our equity sales and trading team, consisting of 159 professionals and support professionals and associates, services approximately 1,400 clients globally.

The fixed income institutional sales and trading group consists of 181 professionals and support associates, located in 21 cities in the United States and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades in both tax-exempt and taxable products, with diversification across municipal, corporate, government agency and mortgage-backed securities. Our fixed income inventory is maintained primarily to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions, and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 159 professionals and support associates, focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology and education.

Our public finance group acts as an underwriter and dealer in bonds issued by states, cities and other political subdivisions and acts as manager or participant in offerings managed by other firms. The public finance group consists of 77 professionals and support associates.

Syndicate

Our syndicate department, which consists of seven origination and execution professionals and support associates, coordinates marketing, distribution, pricing and stabilization of our managed equity and debt offerings.  In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses on investments held, and all unallocated overhead costs associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck acquisitions; and general administration. At December 31, 2009, we employed 527 persons in this segment.

BUSINESS CONTINUITY

We have developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to our St. Louis, Missouri headquarters facility. Several critical business applications are supported by our outside vendors who maintain backup capabilities. We periodically participate in testing these backup facilities. Likewise, the business functions that we run internally can be supported without the St. Louis headquarters, either through our redundant computer capacities in our Jersey City, New Jersey; and Baltimore, Maryland locations, or from our branch locations that can connect to our third party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route all mission critical processing activity either through Jersey City or Baltimore to alternate locations, which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our plans for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our private client and capital markets businesses. We intend to pursue the following strategies:

  Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 at December 31, 1997 to 272 at December 31, 2009 and our branch-based financial advisors from 262 to 1,719 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $91.3 billion at December 31, 2009. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

  Further expand our institutional equity business both domestically and internationally.  Our institutional equity business is built upon the premise that high quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. Several years ago, we identified an opportunity to expand our research capabilities by taking advantage of market disruptions and the long-term impact of the global settlement on Wall Street research. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 61 analysts covering 850 companies at December 31, 2009. In addition, as of December 31, 2009, our research department was ranked the fourth largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

  Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus and our private client network, we intend to grow our investment banking business. We believe our position as a mid-tier focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle-market and continue to align our investment banking coverage with our research footprint.

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

We rely on the expertise acquired in our market area over our 119-year history, our personnel, and our equity capital to operate in the competitive environment.

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

As a result of federal and state registration and SRO memberships, broker-dealers are subject to overlapping schemes of regulation that cover all aspects of their securities businesses. Such regulations cover matters including capital requirements; uses and safekeeping of clients' funds; conduct of directors, officers, and employees; recordkeeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; requirements for the registration, underwriting, sale, and distribution of securities; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades, and disclosures to customers.

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

As broker-dealers, Stifel Nicolaus, and CSA are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Broker-dealers may be prohibited from expanding their business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and SROs, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. See the section entitled "Liquidity and Capital Resources" in Item 7 of this report regarding our minimum net capital requirements.

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation ("FDIC") and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). We may be required to increase our regulatory capital and pay higher FDIC premiums, including special assessments, due to the impact of current state of the financial services industry and overall economy on the insurance fund of the FDIC.

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

Executive Officers

Information regarding our executive officers and their ages as of February 26, 2010 are as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	51	Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus
Scott B. McCuaig	60	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus.
James M. Zemlyak	50	Senior Vice President Chief Financial Officer, Treasurer and Director of the Company and Executive Vice President, Co-Chief Operating Officer, and Director of Stifel Nicolaus.
Richard J. Himelfarb	68	Vice Chairman, Senior Vice President and Director of the Company and Executive Vice President, Chairman of Investment Banking, and Director of Stifel Nicolaus.
David M. Minnick	53	Senior Vice President and General Counsel of the Company and Stifel Nicolaus.
Thomas P. Mulroy	48	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Capital Markets, and Director of Stifel Nicolaus.
Victor J. Nesi	49	Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, Co-Director of Capital Markets, and Director of Stifel Nicolaus.
Ben A. Plotkin	54	Vice-Chairman, Senior Vice President and Director of the Company and Executive Vice President of Stifel Nicolaus.
David D. Sliney	40	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus.

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

Richard J. Himelfarb has served as Senior Vice President and Director of our company and Executive Vice President, and Director of Stifel Nicolaus since December 2005. Mr. Himelfarb was designated Chairman of Investment Banking in July 2009. Prior to that, Mr. Himelfarb served as Executive Vice President and Director of Investment Banking from December 2005 through July 2009. Prior to joining our company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995, having previously served as Senior Vice President from November 1983.

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

Thomas P. Mulroy has served as Senior Vice President and Director of our company and Executive Vice President, and Director of Stifel Nicolaus since December 2005. Mr. Mulroy was named Co-Director of Capital Markets in July 2009. Prior to that, Mr. Mulroy served as Director of Equity Capital Markets from December 2005 through July 2009. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining our company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

Victor J. Nesi has served as Executive Vice President, Director of Investment Banking and Co-Director of Capital Markets since July 2009. Mr. Nesi has served as Director of our company since August 2009. Mr. Nesi has responsibility for corporate finance investment banking activities and is Co-Director of our Capital Markets segment. Mr. Nesi has more than 20 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch's investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

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

David D. Sliney has been a Senior Vice President of our company since May 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel Nicolaus and has served as a Director of Stifel Nicolaus since May 2003. Mr. Sliney is also responsible for our company's Operations and Technology departments. Mr. Sliney joined Stifel Nicolaus in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm's Equity Syndicate Department.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results of operations. Although the risks described below are those that management believes are the most significant, these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially affect our business, financial condition or future results of operations. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

Our results of operations may be adversely affected by conditions in the global financial markets and economic downturn.

Our results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Significant weaknesses and volatility in the credit markets stemming from difficulties in the U.S housing market spread to the broader financial market and lead to a decline in global economic growth that has resulted in a significant recession. Specifically, dramatic declines in U.S. housing market values, together with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. These write-downs, which were initially associated with mortgaged-backed securities but which have substantially spread to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The resulting economic pressures on consumers and businesses and the lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Despite recent improvements in market conditions, a potential future decline in these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. It is difficult to predict how long these uncertain market and economic conditions and the accompanying recession will continue, whether the global credit crisis will cause market and economic conditions to continue to deteriorate, and which of our markets, products and businesses will continue to be adversely affected and to what degree. We may have impairment losses if events or changes in circumstances occur which may reduce the fair value of an asset below its carrying amount. As a result, these conditions could adversely affect our financial condition and results of operations. In addition, we may be subject to increased regulatory scrutiny and litigation due to these issues and events.

A significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, asset management and service fees, and investment banking fees. Accordingly, severe market fluctuations, weak economic conditions, a decline in stock prices, trading volumes, or liquidity could have an adverse affect on our profitability. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and reduced investment banking revenues. Poor economic conditions have adversely affected investor confidence, resulting in significant industry-wide declines in the size and number of underwritings and advisory transactions, which could continue to have an adverse effect on our revenues.

The fixed income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. As a result, fixed income instruments are experiencing liquidity issues, increased price volatility, credit downgrades, and increased likelihood of default. In addition to being hard to dispose of, securities that are less liquid are also more difficult to value. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, and as a result issuers that have exposure to the real estate, mortgage and credit markets, including banks and broker-dealers, have been particularly affected. These events and the continuing market upheavals may have an adverse effect on us. In the event of a sustained market downturn, our results of operations could be adversely affected by those factors in many ways. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode. Even in the absence of a sustained market downturn, we are exposed to substantial risk of loss due to market volatility.

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit and settlement obligations. During market downturns, our counterparties may be less likely to complete transactions. Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts' margin purchases may drop below the amount of the purchaser's indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

In addition, in certain of the transactions we are required to post collateral to secure our obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving such counterparties, we may experience delays in recovering our assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of our obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect our business, financial condition and results of operations.

Recent legislative and regulatory actions, and any such future actions, to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price.

Recent economic conditions, particularly in the financial markets, as well as the effect of the change of administration in the White House, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. In addition to the U.S. Treasury Department's Capital Purchase Program (in which we have not participated), under the Troubled Asset Relief Program announced last fall and the new Capital Assistance Program announced in the spring (in which we have not participated), the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits, and the U.S. Congress, through the Emergency Economic Stabilization Act of 2008, and the American Recovery and Reinvestment Act of 2009 have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. Further, there is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our financial condition, results of operations, or liquidity.

We anticipate new legislative and regulatory initiatives over the next several years, including many focused specifically on the financial services industry that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, impact how we compensate and incent our associates and limit our ability to pursue business opportunities in an efficient manner.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. Our assets, consisting mainly of cash or assets readily convertible into cash, are our principle source of liquidity. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, customer deposits and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

The capital and credit markets have been experiencing volatility and disruption since early 2008, and reached unprecedented levels during the first quarter of 2009. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. Despite recent improvements in market conditions, if market disruption and volatility return to the unprecedented levels reached in early 2009 or worsen, there can be no assurance that we will not experience an adverse effect, which may be material to our business, financial condition and results of operations and affect our ability to access capital.

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies. Net capital rules or the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

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

Stock markets in general, and stock prices of financial services firms in particular, including us, have in recent years, and particularly in the latter part of 2008 continuing through the first quarter of 2009, experienced significant price and volume fluctuations. The market price of our common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in an overall decline in the market price of our common stock. Factors that could significantly impact the volatility of our stock price include:

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

All aspects of our business and of the financial services industry in general are intensely competitive. We expect competition to continue and intensify in the future. Our business will suffer if we do not compete successfully. We compete on the basis of a number of factors, including the quality of our personnel, the quality and selection of our investment products and services, pricing (such as execution pricing and fee levels), and reputation. Because of market unrest and increased government intervention, the financial services industry has recently undergone significant consolidation, which has further concentrated equity capital and other financial resources in the industry and further increased competition. Many of our competitors use their significantly greater financial capital and scope of operations to offer their customers more products and services, broader research capabilities, access to international markets, and other products and services not currently offered by us.

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

As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. The recent economic and political environment has caused regulators to increase their focus on the regulation of the financial services industry, including introducing proposals for new legislation. We are unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. We also may be adversely affected as a result of changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.  For additional information regarding our regulatory environment and our approach to managing regulatory risk, see Item 1 "Business - Regulation" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

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

The regulatory investigations include inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our activities with respect to auction rate securities ("ARS") and in connection with certain investments made by other post-employment benefit ("OPEB") trusts formed by five Southwestern Wisconsin school districts.

In turbulent economic times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities and other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives, and potential liability for other advice we provide to participants in strategic transactions. Legal actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm.

For a discussion of our legal matters, including ARS and OPEB litigation, and our approach to managing legal risk, see Item 3, "Legal Proceedings" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Failure to comply with regulatory capital requirements would significantly harm our business.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require Stifel Nicolaus and CSA, our broker-dealer subsidiaries, to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to limitations on their activities, or in extreme cases, suspension or revocation of their registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and, ultimately, liquidation. Our international subsidiary, SN Ltd, is subject to similar limitations under applicable laws in the United Kingdom. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects. In addition, as a bank holding company, we and our bank subsidiary are subject to various regulatory requirements administered by the federal banking agencies, including capital adequacy requirements pursuant to which we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. See Item 1 "Business - Regulation" for additional information regarding our regulatory environment.

We have experienced significant pricing pressure in areas of our business, which may impair our revenues and profitability.

In recent years, our business has experienced significant pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend towards using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

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

We may recruit financial advisors, make strategic acquisitions of businesses, or divest or exit existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may strain our resources.

Our growth strategies have included, and will continue to include, the recruitment of financial advisors and strategic acquisitions. Since December 2005, we have completed six acquisitions: LM Capital Markets in 2005, the private client business of MJSK in 2006, Ryan Beck and First Service in 2007, Butler Wick in 2008 and certain branches from the UBS Wealth Management Americas branch network in 2009. These acquisitions or any acquisition that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base has strained, and may continue to strain, our management and administrative resources. Costs or difficulties relating to such transactions, including integration of financial advisors, and other employees, products and services, technology systems, accounting systems and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. In addition, because, as noted above, financial professionals typically take their clients with them when they leave, if key employees or other senior management personnel of the businesses we have acquired determine that they do not wish to remain with our company over the long term or at all, we would not inherit portions of the client base of those businesses, which would reduce the value of those acquisitions to us.

In addition to past growth, we cannot assure investors that we will be able to manage our future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition and results of operations. After we announce or complete any given acquisition in the future, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. We may be unable to retain key personnel after any such transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from any such transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

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

The rapid growth of Stifel Bank may expose us to increased operational risk, credit risk and sensitivity to market interest rates along with increased regulation, examinations and supervision by regulators.

We have experienced rapid growth in the balance sheet of Stifel Bank. The increase is primarily attributable to the growth in securities-based loans and deposits as a result of the UBS acquisition. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits, and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities In addition, Stifel Bank has significantly grown its mortgage banking business. Although we believe we have adequate underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis."

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, we are more sensitive to changes in interest rates, in the shape of the yield curve or in relative spreads between market interest rates.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. An important function of the Federal Reserve is to regulate the national supply of bank credit and market interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits, which may also affect the value of our on-balance sheet and off-balance sheet financial instruments. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on our activities and results of operations.

In addition, Stifel Bank is heavily regulated at the state and federal level. This regulation is to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not our stockholders. Federal and state regulations can significantly restrict our businesses, and we are subject to various regulatory actions which could include fines, penalties or other sanctions for violations of laws and regulatory rules if we are ultimately found to be out of compliance.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. In addition, we have undergone significant growth in recent years. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. We must also address potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest, but identifying and managing potential conflicts of interest can be complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for more information on how we monitor and manage market and certain other risks.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements, which are important to attract and retain financial advisors.

We rely extensively on electronic data processing and communications systems. Adapting or developing our technology systems to meet new regulatory requirements, client needs and industry demands is critical for our business. Introduction of new technologies present new challenges on a regular basis. In addition to better serving our clients, the effective use of technology increases efficiency and enables our company to reduce costs. Our future success will depend in part upon our ability to successfully maintain and upgrade our systems and our ability to address the needs of our clients by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively upgrade our systems, implement new technology-driven products and services or be successful in marketing these products and services to our clients.

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

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect our company. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.  For a discussion of our legal matters (including ARS and OPBE litigation) and our approach to managing legal risk, see Item 3, "Legal Proceedings."

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending litigation and claims has increased over the last several years. The amount of outside attorneys' fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations as such fees occur. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

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

Our articles of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to prospective acquirors and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include giving the board of directors authority to issue, without further action or approval of the stockholders, additional shares of common stock to the public, thereby increasing the number of shares that would have to be acquired to effect a change in control of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by our company during the year ended December 31, 2009. On December 30, 2009, Stifel Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of a branch office. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010. See Note 4 of the Notes to Consolidated Financial Statements for further information regarding our sale of the branch office. We lease or sublease all of these properties with the exception of the Stifel Bank branch, where we own the building and lease the land. All properties are leased under operating leases. Such leases expire at various times through 2020, with the exception of the land lease, which with the exercise of an existing option expires in 2014. The annual base rent expense (including operating expenses, property taxes and assessments, as applicable) for all facilities is currently $43.5 million and is subject to annual adjustments as well as changes in interest rates.

Location	Approximate Square Footage	Use
One Financial Plaza 501 North Broadway St. Louis, Missouri 63102	127,000	Headquarters and administrative offices of Stifel Nicolaus and Global Wealth Management operations (including CSA).
One South Street Baltimore, Maryland 21202	76,000	Capital Markets operations and Administrative offices.
237 Park Avenue New York, New York 10017	60,000	Global Wealth Management and Capital Markets operations.
18 Columbia Turnpike Florham Park, New Jersey 07932	50,000	Global Wealth Management and Capital Markets operations.

We also maintain operations in 294 branch offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. Our Global Wealth Management segment leases 272 offices which are primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. Our Capital Markets segment leases 20 offices in the United States and certain foreign locations. In addition, Stifel Bank leases two locations in the St. Louis area for its administrative offices and branch operations. We believe that, at the present time, the facilities are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of CSA, our independent contractor firm, are the responsibility of the respective independent financial advisors. The Geneva and Madrid Capital Markets branch offices are the responsibility of the respective consultancies associated with SN Ltd.

See Note 18 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief.  We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations and regulatory investigations. In view of the number and diversity of claims against the company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

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

On or about December 28, 2009, an agreement in principle was reached between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities related to previously disclosed ARS matters. The agreement provided, among other things: for the dismissal with prejudice of all actions filed against Stifel Nicolaus and its agents; for the modification of the previously disclosed ARS repurchase offer; for the payment of: five hundred and twenty five thousand dollars for fines and penalties to state securities regulatory authorities; two hundred and fifty thousand dollars to the State of Missouri for costs, expenses and other payments; twenty five thousand dollars to the State of Indiana for costs of investigation; for the retention of an outside consultant not unacceptable to the Missouri and Indiana Securities Commissioners concerning Stifel Nicolaus' Supervisory Policies and Procedures regarding certain types of investment products; and, subject to applicable regulatory requirements and limitations, for Stifel Nicolaus to cooperate with its bank affiliate to use its best efforts to make no net cost loans to Eligible ARS investors, provided such investors have a demonstrated need for liquidity.

As part of the modified ARS repurchase offer we have accelerated the previously disclosed repurchase plan. The second repurchase from Eligible ARS investors of the greater of 10% or twenty five thousand dollars of Eligible ARS, originally planned for June 30, 2010, was completed in January 2010. We will follow up with similar repurchases in December 2010 and December 2011. The accelerated plan exceeds the initial target date for completing the voluntary repurchase program - June 2012 - by six months. A supplemental repurchase will be made of any Eligible ARS remaining after the one in December 2010 for Eligible ARS investors who held ARS totaling one hundred and fifty thousand dollars or less as of January 1, 2009.

We are named in a civil lawsuit filed in the United States District Court for the Eastern District of Missouri (the "Missouri Federal Court") on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets (the "ARS Class Action"). We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein. Furthermore, approximately 97% of the Eligible ARS investors have agreed to participate in the ARS repurchase offer.

We are also named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company and Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Federal Court") on October 31, 2008, which remanded the case to the Wisconsin State Court on April 10, 2009.

The suit arises out of the purchase of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. We served as placement agent/broker in connection with the OPEB trusts' purchase of the investments. The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligations of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs in violation of the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court recently denied the Defendants' motions to dismiss, and the Defendants will formally respond to the allegations of the Second Amended Complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The closing sale price of our common stock as reported on the New York Stock Exchange on February 1, 2010 was $52.88 As of that date; our common stock was held by approximately 10,000 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock (as adjusted for the three-for-two stock split in June 2008):

	2009		2008
	High	Low	High	Low
First quarter	$48.41	$29.13	$35.02	$24.67
Second quarter	$52.33	$41.00	$39.71	$28.12
Third quarter	$57.23	$43.43	$60.61	$31.56
Fourth quarter	$59.54	$50.76	$50.00	$30.42

We did not pay cash dividends during 2009 or 2008 and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock is subject to several factors including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 20 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on Stifel Bank and our broker-dealer subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2009. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2009.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. At December 31, 2009, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor's 500 Index ("S&P 500") and the Securities Broker-Dealer Index for the five fiscal year period ending December 31, 2009. The AMEX Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index does not include our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2004 in our common stock, the Peer Group Index, the S&P 500 Index and the AMEX Securities Broker-Dealer Index, with reinvestment of dividends.

	2005	2006	2007	2008	2009
Stifel Financial Corp.	$179	$187	$251	$328	$424
Peer Group	$110	$149	$150	$103	$138
S&P 500 Index	$105	$122	$128	$81	$102
AMEX Securities Broker/Dealer Index	$129	$158	$136	$51	$75

*  Compound annual growth rate.

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Oppenheimer Holdings, Inc.	SWS Group, Inc.
Sanders Morris Harris Group Inc.	Stifel Financial Corp.
Raymond James Financial, Inc.	Piper Jaffray Companies

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Revenues:
Principal transactions	$458,188	$293,285	$139,248	$86,365	$44,110
Commissions	345,520	341,090	315,514	199,056	107,976
Investment banking	125,807	83,710	169,413	82,856	55,893
Asset management and service fees	112,706	119,926	101,610	57,713	43,476
Interest	46,860	50,148	59,071	35,804	18,022
Other income	13,789	688	8,234	9,594	533
Total revenues	1,102,870	888,847	793,090	471,388	270,010
Interest expense	12,234	18,510	30,025	19,581	6,275
Net revenues	1,090,636	870,337	763,065	451,807	263,735

Non-interest expenses:
Compensation and benefits	718,115	582,778	543,021	329,703	174,765
Occupancy and equipment rental	89,741	67,984	57,796	30,751	22,625
Communications and office supplies	54,745	45,621	42,355	26,666	12,087
Commissions and floor brokerage	23,416	13,287	9,921	6,388	4,134
Other operating expenses	84,205	68,898	56,126	31,930	17,402
Total non-interest expenses	970,222	778,568	709,219	425,438	231,013

Income before income tax expense	120,414	91,769	53,846	26,369	32,722
Provision for income taxes	44,616	36,267	21,676	10,938	13,078
Net income	$75,798	$55,502	$32,170	$15,431	$19,644

Earnings per common share:
Basic	$2.68	$2.31	$1.48	$0.89	$1.33
Diluted	$2.35	$1.98	$1.25	$0.74	$1.04

Weighted average number of common shares outstanding:
Basic	28,297	24,069	21,754	17,269	14,742
Diluted	32,294	28,073	25,723	20,863	18,879
Financial Condition
Total assets	$3,167,356	$1,558,145	$1,499,440	$1,084,774	$842,001
Long-term obligations	$101,979	$106,860	$124,242	$98,379	$97,182
Shareholders' equity	$873,446	$593,185	$424,637	$220,265	$155,093

On May 12, 2008, our Board of Directors approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on June 12, 2008 to stockholders of record as of May 29, 2008. Per share data, for all periods presented, have been adjusted to give effect to this stock split.

The following items should be considered when comparing the data from year-to-year: 1) the continued expansion of our Private Client Group, including the acquisition of MJSK in December 2006; 2) the acquisition of Ryan Beck in February 2007; 3) the acquisition of FirstService Bank in April 2007; 4) the acquisition of Butler Wick on December 31, 2008 and 5) the acquisition of 56 UBS branches during the third and fourth quarters of 2009. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof, for a discussion of these items and other items that may affect the comparability of data from year-to-year.

Net income and earnings per share for the years ended December 31, 2009, 2008, 2007 and 2006 includes the impact of the adoption of accounting guidance related to the share-based payments for our incentive stock plans. The stock-based compensation charges recorded in "Compensation and benefits" as a result of the adoption were not present in 2005. See Note 21 of the Notes to Consolidated Financial Statements for information regarding employee incentive plans.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Unless otherwise indicated, the terms "we," "us," "our" or "our company" in this report refer to Stifel Financial Corp. and its wholly-owned subsidiaries.

Executive Summary

We operate as a financial services and bank holding company. Through our broker-dealer subsidiaries located throughout the United States, we provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank, which provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public. In addition, we provide securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. We also manage and participate in underwritings for both corporate and public finance, merger and acquisition, and financial advisory services.

We plan to maintain our focus on revenue growth with a continued focus on developing quality relationships with our clients. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our capital markets business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we will continue to look for opportunities to take advantage of the consolidation among middle-market firms, which we believe provides us opportunities in our private client and capital markets businesses.

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

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches from UBS in four separate closings pursuant to this agreement. We completed the acquisition on October 16, 2009.

As a result of the acquisition, Stifel Nicolaus hired 495 financial advisors and support staff in these branches and successfully converted approximately 144,000 accounts with approximately $16.2 billion in customer assets, including related securities-based and margin loans of $207.4 million and $1.7 billion in money market accounts and FDIC-insured balances to the Stifel Nicolaus platform.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Capital Markets segment, and the continued expansion of our Global Wealth Management segment. Despite the significant volatility in the market during the first half of 2009, we began to see signs of improvement in the capital markets during the third and fourth quarters of 2009. At December 31, 2009, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ, and the S&P 500 closed 18.8%, 43.9%, and 23.5%, respectively, higher than their December 31, 2008 closing prices. Since December 31, 2008, we have added 99 private client group offices and 645 financial advisors, including 56 offices and 321 Financial Advisors from UBS and 17 offices and 67 financial advisors from Butler Wick, as part of our ongoing footprint expansion efforts. In addition, we added 64 revenue producing investment bankers, traders, institutional sales staff and lending officers along with 587 branch and home office support staff.

Results for the year ended December 31, 2009

For the year ended December 31, 2009, our net revenues increased 25.3% to a record $1,090.6 million compared to $870.3 million during the comparable period in 2008, which represents our fourteenth consecutive annual increase in net revenues. Net income increased 36.6% to a record $75.8 million for the year ended December 31, 2009 compared to $55.5 million during the comparable period in 2008.

Our revenue growth was primarily derived from increased principal transactions in institutional fixed income sales and trading resulting from turbulent markets, as institutions rebalanced their portfolios and their exposure to the market. In addition, the market upheaval and the resultant failure of some Wall Street firms have led to increased market share of institutional business. Certain of our business activities, however, were impacted by the particularly challenging equity market conditions, which have led to a decrease in the value of our customers' assets. As a result, commissions, asset management and service fees, and margin interest income decreased during the year ended December 31, 2009 and may diminish in the future. Our business does not produce predictable earnings and is affected by many risk factors such as the global economic and credit slowdown, among others.

In addition to the increased market share that has resulted from market upheaval, we have incurred additional expenses related to increased Securities Investor Protection Corporation ("SIPC") assessments, higher FDIC premiums, including special assessments, increased litigation costs due to the failure of certain financial institutions, and an increase in the cost of growth as we continue our expansion efforts. These additional costs have reduced our profit margins and may continue to in the future if our revenue growth does not absorb the additional costs of operating in the current environment.

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. During January 2010, we repurchased at par ARS of $21.2 million. At January 31, 2010, we estimate that our retail clients held $103.1 million of eligible ARS after issuer redemptions of $23.5 million and Stifel repurchases of $81.2 million. See Item 3, "Legal Proceedings," in Part I of this report for further details regarding ARS claims.

External Factors Impacting our Business

We are currently operating in a challenging environment: a recession and financial services industry issues related to credit quality, auction rate securities and liquidity continue to negatively impact activity levels. Concerns regarding future economic growth and corporate earnings created challenging conditions for the equity markets, which experienced broad-based declines, with equity indices starting to trend higher at the end of 2009. Fixed income credit markets experienced high levels of volatility, though there were signs of improvement in credit market liquidity at the end of the third quarter. The impact of these events marked a challenging environment for investment banking businesses with continued limited opportunities to distribute securities in the equity and debt capital markets.

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

Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market making activities are sensitive to market movements. We do not have any significant direct exposure to the sub-prime market, but are subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms and interest rate fluctuations. Stock prices for companies in this industry, including Stifel Financial Corp., have been volatile as a result of reactions to the global credit crisis and the continued volatility in the financial services industry. We will continue to monitor our market capitalization and review for potential goodwill asset impairment losses if events or changes in circumstances occur that would more likely than not reduce the fair value of the asset below its carrying amount.

In connection with ARS, our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the SEC, FINRA and several state regulatory agencies, with which we are cooperating fully. We are also named in a class action lawsuit similar to those filed against a number of brokerage firms alleging various securities law violations, which we are vigorously defending. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. See Item 3, "Legal Proceedings," for further details regarding ARS investigations and claims.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Revenues:
Principal transactions	$458,188	$293,285	$139,248	56.2%	110.6%	42.0%	33.7%	18.3%
Commissions	345,520	341,090	315,514	1.3	8.1	31.7	39.2	41.3
Investment banking	125,807	83,710	169,413	50.3	(50.6)	11.5	9.6	22.2
Asset management and service fees	112,706	119,926	101,610	(6.0)	18.0	10.3	13.8	13.3
Interest	46,860	50,148	59,071	(6.6)	(15.1)	4.3	5.7	7.7
Other income	13,789	688	8,234	*	(91.6)	1.3	0.1	1.1
Total revenues	1,102,870	888,847	793,090	24.1	12.1	101.1	102.1	103.9
Interest expense	12,234	18,510	30,025	(33.9)	(38.4)	1.1	2.1	3.9
Net revenues	1,090,636	870,337	763,065	25.3	14.1	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	718,115	582,778	543,021	23.2	7.3	65.8	67.0	71.2
Occupancy and equipment rental	89,741	67,984	57,796	32.0	17.6	8.2	7.8	7.6
Communication and office supplies	54,745	45,621	42,355	20.0	7.7	5.0	5.2	5.6
Commissions and floor brokerage	23,416	13,287	9,921	76.2	33.9	2.2	1.5	1.3
Other operating expenses	84,205	68,898	56,126	22.2	22.8	7.8	7.9	7.4
Total non-interest expenses	970,222	778,568	709,219	24.6	9.8	89.0	89.4	93.1

Income before income taxes	120,414	91,769	53,846	31.2	70.4	11.0	10.6	6.9
Provision for income taxes	44,616	36,267	21,676	23.0	67.3	4.1	4.2	2.8
Net income	$75,798	$55,502	$32,170	36.6%	72.5%	6.9%	6.4%	4.1%

* Percentage not meaningful.

For the year ended December 31, 2009, net revenues (total revenues less interest expense) increased $220.3 million to a record $1,090.6 million; a 25.3% increase over the $870.3 million recorded for the year ended December 31, 2008, which represents our fourteenth consecutive annual increase in net revenues. Net income increased 36.6% to a record $75.8 million for the year ended December 31, 2009 compared to $55.5 million during the comparable period in 2008.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues:
Principal transactions	$458,188	$293,285	$139,248	56.2%	110.6%
Commissions	345,520	341,090	315,514	1.3	8.1
Investment banking:
Capital raising	76,563	45,205	95,084	69.4	(52.5)
Advisory	49,244	38,505	74,329	27.9	(48.2)
	125,807	83,710	169,413	50.3	(50.6)
Asset management and service fees	112,706	119,926	101,610	(6.0)	18.0
Net interest	34,626	31,638	29,046	9.4	8.9
Other income	13,789	688	8,234	*	(91.6)
Total net revenues	$1,090,636	$870,337	$763,065	25.3%	14.1%

* Percentage is not meaningful.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Capital Markets segment, the acquisition of Butler Wick on December 31, 2008, and the closing of the UBS acquisition during the third and fourth quarters of 2009. Butler Wick's results of operations are included in our results of operations prospectively from December 31, 2008, the date of acquisition. The results of operations for the acquired UBS branches are included in our results prospectively from the date of their respective conversion. For the year ended December 31, 2009, these business acquisitions generated net revenues of $23.0 million and $27.1 million, respectively.

Principal transactions - For the year ended December 31, 2009, principal transactions revenue increased 56.2% to $458.2 million from $293.3 million in the comparable period in 2008. The increase is primarily attributable to increased principal transactions, primarily in corporate debt, over-the-counter ("OTC") equity,  mortgage-backed bonds and municipal debt due to turbulent markets and customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, options and mutual funds.

For the year ended December 31, 2009, commission revenues increased 1.3% to $345.5 million from $341.1 million in the comparable period in 2008. While the equity markets began showing signs of improvement during the second half of 2009, the volatility in capital markets during the first half of 2009 has resulted in modest revenue growth for the year ended December 31, 2009. The continued expansion of our private client group through acquisitions and organic growth has been offset by a decrease in trading volumes, as customers returned to traditional fixed income products.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the year ended December 31, 2009, investment banking revenues increased 50.3% to $125.8 million from $83.7 million in the comparable period in 2008.

Capital raising revenues increased 69.4% to $76.6 million for the year ended December 31, 2009 from $45.2 million in the comparable period in 2008. Equity and fixed income capital raising revenues were $52.6 million and $19.9 million, respectively, an increase of $23.8 million, or 82.6%, and $8.6 million, or 76.2%, respectively, from the comparable period in 2008. During the second half of 2009, capital market conditions continued to build upon the improvement that began in the second quarter for both equity and fixed income, and we raised capital for our clients in a number of successful corporate and public finance underwritings. The significant rebound in equity and fixed income financings during the second half of 2009 was offset by the challenging market conditions that began during the second half of 2008 and continued into the first half of 2009.

Strategic advisory fees increased 27.9% to $49.2 million for the year ended December 31, 2009 from $38.5 million in the comparable period in 2008. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value, as well as the average revenue per transaction, over the comparable periods in 2008.

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

For the year ended December 31, 2009, asset management and service fee revenues decreased 6.0% to $112.7 million from $119.9 million in the comparable period of 2008. The decrease is primarily a result of a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers and lower assets under management as a result of market depreciation, offset by an increase in the number of managed accounts attributable principally to the continued growth of the private client group.  See Assets in Fee-based Accounts included in the table in "Results of Operations - Global Wealth Management."

Other income - For the year ended December 31, 2009, other income increased $13.1 million to $13.8 million from $0.7 million during the comparable period in 2008. The increase is primarily attributable to the reduction of investment losses during the year ended December 31, 2009, offset by the recognition of other-than-temporary impairment of $1.9 million on our held-to-maturity debt security.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the acquisitions of Ryan Beck and Stifel Bank in 2007 and the increased number of private client group offices and financial advisors. Ryan Beck's and Stifel Bank's results of operations are included in our results of operations prospectively from their respective dates of acquisition of February 28, 2007 and April 2, 2007. As such, the results of operations for 2007 include only ten months of Ryan Beck's results of operations and nine months of Stifel Bank's results of operations. For the year ended December 31, 2008, Ryan Beck contributed $187.8 million in net revenues and income before income taxes of $26.9 million compared to $180.8 million in net revenues and a loss before income taxes of $14.3 million for the comparable period in 2007. Stifel Bank contributed $9.6 million in net revenues and income before income taxes of $0.6 million for the year ended December 31, 2008 compared to $4.8 million in net revenues and $1.0 million in income before income taxes for the comparable period in 2007.

For the year ended December 31, 2008, net revenues (total revenues less interest expense) increased $107.2 million to a record $870.3 million; a 14.1% increase over the $763.1 million recorded for the year ended December 31, 2007. Net income increased 72.5% to a record $55.5 million for the year ended December 31, 2008 compared to $32.2 million during the comparable period in 2007.

Principal transactions - For the year ended December 31, 2008, principal transactions revenue increased 110.6% to $293.3 million from $139.2 million in the comparable period in 2007. The increase is primarily attributable to increased principal transactions, primarily in corporate debt and mortgage-backed bonds.

Commissions - For the year ended December 31, 2008, commission revenues increased 8.1% to $341.1 million from $315.5 million in the comparable period in 2007. The increase is primarily attributable to the aforementioned growth and market volatility leading to increased commissions, principally in OTC stocks.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the year ended December 31, 2008, investment banking revenues decreased 50.6% to $83.7 million from $169.4 million in the comparable period in 2007. The decrease is attributable to the industry-wide decline in common stock offerings and mergers and acquisitions caused by challenging capital market conditions.

Capital raising revenues decreased 52.5% to $45.2 million for the year ended December 31, 2008 from $95.1 million in the comparable period in 2007. Equity and fixed income capital raising revenues were $28.8 million and $11.3 million, respectively, a decrease of 60.1% and 6.9%, respectively, from the comparable period in 2007.

Strategic advisory fees decreased 48.2% to $38.5 million for the year ended December 31, 2008 from $74.3 million in the comparable period in 2007. During the second quarter of 2007, we closed on a significant corporate finance investment banking transaction which contributed $24.7 million in revenue.

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

For the year ended December 31, 2008, asset management and service fee revenues increased 18.0% to $119.9 million from $101.6 million in the comparable period of 2007. The increase is primarily attributable to a 10.9% increase in the number of Stifel Nicolaus managed accounts and increased distribution fees for money market funds, principally Federal Deposit Insurance Corporation insured accounts, attributable principally to the Ryan Beck acquisition and the continued growth of the private client group, offset by a 13.4% decrease in the value of assets in fee-based accounts. See Assets in Fee-based Accounts included in the table in "Results of Operations - Global Wealth Management."

Other income - For the year ended December 31, 2008, other income decreased $7.5 million to $0.7 million from $8.2 million during the comparable period in 2007.

The decrease is primarily attributable to investment losses of $7.5 million in 2008 as a result of the downturn in the equity markets, and an impairment charge of $2.4 million on $4.0 million of asset backed securities held at Stifel Bank recorded during the fourth quarter due to an other-than-temporary decline in value. The losses were offset by a $6.7 million gain before certain expenses and taxes on the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in December 2008. We issued 142,196 shares of our common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities, originally offered and sold by Stifel Financial Capital Trust IV. As a result, we extinguished $12,500 of our debenture to Stifel Financial Capital Trust IV in the fourth quarter of 2008.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$290,043	$12,499	4.31%	$382,536	$20,930	5.47%	$332,196	$26,565	8.00%
Interest-earning assets (Stifel Bank) *	$687,232	20,283	2.95%	$273,893	15,253	5.57%	$188,022	9,400	6.67%
Stock borrow (Stifel Nicolaus)	$32,588	43	0.13%	$61,097	733	1.20%	$37,019	1,342	3.63%
Other (Stifel Nicolaus)		14,035			13,232			21,764
Total interest revenue		$46,860			$50,148			$59,071

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$107,383	$1,065	0.99%	$132,660	$3,021	2.28%	$156,778	$7,626	4.86%
Interest-bearing liabilities (Stifel Bank) *	$626,754	4,649	0.74%	$229,205	5,434	2.37%	$152,284	5,469	4.79%
Stock loan (Stifel Nicolaus)	$53,110	570	1.07%	$105,424	2,608	2.47%	$119,590	5,764	4.82%
Interest-bearing liabilities (Capital Trusts)	$82,500	5,488	6.65%	$93,019	6,233	6.70%	$99,679	6,849	6.87%
Other (Stifel Nicolaus)		462			1,214			4,317
Total interest expense		$12,234			$18,510			$30,025
Net interest income		$34,626			$31,638			$29,046

*  See Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Rate Differential table included in "Results of Operations - Global Wealth Management" for additional information on Stifel Bank's average balances and interest income and expense.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2009, net interest income increased 9.4% to $34.6 million from $31.6 million in the comparable period in 2008.

For the year ended December 31, 2009, interest revenue decreased 6.6%, or $3.3 million, to $46.9 million from $50.1 million in the comparable period in 2008, principally as a result of an $8.4 million decrease in interest revenue from customer margin borrowing, offset by increased interest revenues of $5.0 million from the interest-earning assets of Stifel Bank. The average margin balances of Stifel Nicolaus decreased to $290.0 million for the year ended December 31, 2009 compared to $382.5 million during the comparable period in 2008 at weighted average interest rates of 4.31% and 5.47%, respectively. The average interest-earning assets of Stifel Bank increased to $687.2 million for the year ended December 31, 2009 compared to $273.9 million during the comparable period in 2008 at weighted average interest rates of 2.95% and 5.57%, respectively.

For the year ended December 31, 2009, interest expense decreased 33.9%, or $6.3 million, to $12.2 million from $18.5 million in the comparable period in 2008. The decrease is due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing and firm inventory, decreased interest rates on stock loan borrowings and the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in November 2008. See "Net Interest Income" table above for more details.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net interest income - For the year ended December 31, 2008, net interest income increased 8.9%, or $2.6 million, to $31.6 million from $29.0 million in the comparable period in 2007.

For the year ended December 31, 2008, interest revenue decreased 15.1% to $50.1 million from $59.1 million in the comparable period in 2007, principally as a result of a $8.4 million decrease in interest revenues on fixed income inventory held for sale to clients and a $5.6 million decrease in interest revenue from customer margin borrowing, partially offset by increased interest revenues of $5.6 million from the interest-earning assets of Stifel Bank. The average margin balances of Stifel Nicolaus increased to $382.5 million for the year ended December 31, 2008 compared to $332.2 million during the comparable period in 2007 at weighted average interest rates of 5.47% and 8.00%, respectively. The average interest-earning assets of Stifel Bank increased to $273.9 million for the year ended December 31, 2008 compared to $188.0 million during the comparable period in 2007 at weighted average interest rates of 5.57% and 6.67%, respectively.

For the year ended December 31, 2008, interest expense decreased 38.4% to $18.5 million from $30.0 million in the comparable period in 2007. The decreases are due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing and firm inventory and decreased interest rates on stock loan borrowings.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Non-interest expenses:
Compensation and benefits	$718,115	$582,778	$543,021	23.2%	7.3%
Occupancy and equipment rental	89,741	67,984	57,796	32.0	17.6
Communications and office supplies	54,745	45,621	42,355	20.0	7.7
Commissions and floor brokerage	23,416	13,287	9,921	76.2	33.9
Other operating expenses	84,205	68,898	56,126	22.2	22.8
Total non-interest expenses	$970,222	$778,568	$709,219	24.6%	9.8%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, increased administrative overhead to support the growth in our segments and the transaction costs associated with the UBS acquisition.

Compensation and benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, transition pay, benefits, amortization of stock-based compensation, employment taxes and other employee-related costs. Transition pay consists principally of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts. See Use of Capital Resources in the "Liquidity and Capital Resources" section of this report for additional information regarding our use of upfront notes. A significant portion of compensation expense is comprised of production-based variable compensation, including discretionary bonuses, which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, including base salaries, stock-based compensation amortization, and benefits, are more fixed in nature.

For the year ended December 31, 2009, compensation and benefits expense increased 23.2%, or $135.3 million, to $718.1 million from $582.8 million during the comparable period in 2008. The increase in compensation and benefits expense is primarily attributable to increased headcount and higher production-based variable compensation.

Compensation and benefits expense as a percentage of net revenues decreased to 65.8% for the year ended December 31, 2009, from 67.0% for the comparable period in 2008. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues as compared to the year ended December 31, 2008, offset by an increase in transition pay and base salaries.

A portion of compensation and benefits expense includes transition pay of $56.2 million (5.2% of net revenues) for the year ended December 31, 2009 compared to $34.3 million (3.9% of net revenues) for the comparable period in 2008. In addition, for the year ended December 31, 2008, compensation and benefits expense includes $25.6 million for amortization of units awarded to Legg Mason ("LM Capital Markets") associates, which were fully amortized as of December 31, 2008.

Occupancy and equipment rental - For the year ended December 31, 2009, occupancy and equipment rental expense increased 32.0% to $89.7 million from $68.0 million during the comparable period in 2008. The increase is primarily due to the continued expansion of our segments, which has increased our rent and depreciation expense.  As of December 31, 2009, we have 294 locations compared to 225 at December 31, 2008.

Communications and office supplies - Communications expense include costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the year ended December 31, 2009, communications and office supplies expense increased 20.0% to $54.7 million from $45.6 million during the comparable period in 2008. The increases were primarily attributable to our continued expansion as we sustained our growth initiatives throughout 2009 by adding additional revenue producers and support staff.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased 76.2% to $23.4 million from $13.3 million during the comparable period in 2008. The increase is primarily attributable to increased business activity. The increase over the comparable period in 2008 is also attributable to a rebate of $1.5 million received during the first quarter of 2008 related to 2007 clearing fees. We received no such rebates in 2009.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the year ended December 31, 2009, other operating expenses increased 22.2% to $84.2 million from $68.9 million during the comparable period in 2008.

The increase is primarily attributable to the continued growth in all segments during 2009, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, legal expenses and UBS acquisition costs of $3.4 million. The increase in legal expenses is attributable to an increase in litigation associated with the ongoing investigations in connection with ARS, and litigation costs to defend industry recruitment claims.

Provision for income taxes - For the year ended December 31, 2009, our provision for income taxes was $44.6 million, representing an effective tax rate of 37.1%, compared to $36.3 million for the comparable period in 2008, representing an effective tax rate of 39.5%. Our current year effective tax rate was reduced due to the recognition of a tax benefit of $3.4 million during the third quarter related to an investment and jobs creation tax credit.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion and increased administrative overhead to support the growth in our segments.

Compensation and benefits - For the year ended December 31, 2008, compensation and benefits expense increased 7.3%, or $39.8 million, to $582.8 million from $543.0 million during the comparable period in 2007. The increase in compensation and benefits expense over the prior year periods is primarily attributable to increased headcount and higher production-based variable compensation. Compensation and benefits expense as a percentage of net revenues decreased to 67.0% for the year ended December 31, 2008, from 71.2% for the comparable period in 2007. Included in compensation and benefits in 2007 is $24.9 million of acquisition-related expenses associated with the Ryan Beck acquisition, principally a charge related to the acceleration of vesting arising from the amendment of the Ryan Beck deferred compensation plans.

A portion of employee compensation and benefits includes transition pay of $34.3 million (3.9% of net revenues) and $28.6 million (3.7% of net revenues) for the twelve months ended December 31, 2008 and 2007, respectively. In addition, for the twelve months ended December 31, 2008 and 2007, employee compensation and benefits includes $25.6 million and $24.2 million, respectively, for amortization of units awarded to LM Capital Markets associates. These units were fully amortized as of December 31, 2008.

Occupancy and equipment rental - For the year ended December 31, 2008, occupancy and equipment rental expense increased 17.6% to $68.0 million from $57.8 million during the comparable period in 2007. The increase is primarily due to the increase in rent and depreciation expense.  As of December 31, 2008, we have 225 locations compared to 175 at December 31, 2007.

Communications and office supplies - For the year ended December 31, 2008, communications and office supplies expense increased 7.7% to $45.6 million from $42.4 million during the comparable period in 2007. The increase is primarily attributable to our continued expansion as we sustained our growth initiatives throughout 2008 by adding additional revenue producers and support staff. During 2008, we began classifying certain outsourced services which were historically recorded as communications and office supplies as commission and floor brokerage. As a result, we recorded $6.1 million of expenses as commissions and floor brokerage expense in 2008.

Commissions and floor brokerage - For the year ended December 31, 2008, commissions and floor brokerage expense increased 33.9% to $13.3 million from $9.9 million during the comparable period in 2007. The increase is primarily attributable to increased business activity and the previously mentioned classification change. The increase over the comparable period in 2007 is offset by a rebate of $1.5 million received during the first quarter of 2008 related to 2007 clearing fees.

Other operating expenses - For the year ended December 31, 2008, other operating expenses increased 22.8% to $68.9 million from $56.1 million during the comparable period in 2007. The increase was primarily attributable to the continued growth in all segments during 2008.

During the fourth quarter of 2008 we recorded a contingency charge of $5.3 million related to our voluntary partial repurchase plan for certain auction rate securities. Included in 2007 other operating expenses is a $1.3 million charge for the write off of deferred issuance costs related to the 9% Stifel Financial Capital Trust I Convertible Preferred Securities called on July 13, 2007.

Provision for income taxes - For the year ended December 31, 2008, our provision for income taxes was $36.3 million, representing an effective tax rate of 39.5%, compared to $21.7 million for the comparable period in 2007, representing an effective tax rate of 40.3%. The higher effective tax rate in 2007 was due to the proportionately higher level of non-deductible expenses to net income.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Capital Markets, and Other. The UBS branch acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our private client group and Stifel Bank customers. As a result, during the third quarter of 2009, we changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change.

Our Global Wealth Management segment consists of two businesses, the private client group and Stifel Bank.  The private client group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank, which provides residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead costs associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; acquisition charges related to the LM Capital Markets and Ryan Beck & Company, Inc. ("Ryan Beck") acquisitions, and general administration.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations - Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Revenues:
Commissions	$234,052	$191,542	$191,987	22.2%	(0.2)%	39.6%	40.7%	43.6%
Principal transactions	194,384	124,578	89,363	56.0	39.4	32.9	26.4	20.3
Asset management and service fees	112,166	119,047	101,128	(5.8)	17.7	19.0	25.3	23.0
Interest	35,269	38,207	40,690	(7.7)	(6.1)	6.0	8.1	9.2
Investment banking	14,906	15,515	40,071	(3.9)	(61.3)	2.5	3.3	9.1
Other income/(loss)	8,626	(1,174)	1,851	*	*	1.4	(0.2)	0.4
Total revenues	599,404	487,715	465,090	22.9	4.9	101.4	103.6	105.6
Interest expense	8,081	16,710	24,579	(51.6)	(32.0)	1.4	3.6	5.6
Net revenues	591,323	471,005	440,511	25.5	6.9	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	370,157	289,207	275,728	28.0	4.9	62.6	61.4	62.6
Occupancy and equipment rental	50,487	36,200	29,033	39.5	24.7	8.5	7.7	6.6
Communication and office supplies	26,628	19,341	15,915	37.7	21.5	4.5	4.1	3.6
Commissions and floor brokerage	7,606	4,452	4,747	70.9	(6.2)	1.3	0.9	1.1
Other operating expenses	36,397	23,708	18,745	53.5	26.5	6.2	5.1	4.2
Total non-interest expenses	491,275	372,908	344,168	31.7	8.4	83.1	79.2	78.1
Income before income taxes	$100,048	$98,097	$96,343	2.0%	1.8%	16.9%	20.8%	21.9%

* Percentage is not meaningful.

	December 31, 2009	December 31, 2008	December 31, 2007
Branch offices (actual)	272	196	148
Financial advisors (actual)	1,719	1,142	966
Independent contractors (actual)	166	173	197

Assets in fee-based accounts:
Value (in thousands)	9,309,775	5,775,565	6,668,882
Number of accounts (actual)	44,071	24,177	21,803

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors, the acquisition of Butler Wick on December 31, 2008, and the closing of the UBS acquisition during the third and fourth quarters of 2009. During the year ended December 31, 2009, we added 99 private client group offices and 645 financial advisors, including 56 offices and 321 Financial Advisors from UBS and 17 offices and 67 financial advisors from Butler Wick as part of our ongoing footprint expansion efforts.

NET REVENUES

For the year ended December 31, 2009, Global Wealth Management net revenues increased 25.5% to $591.3 million from $471.0 million for the comparable period in 2008. The increase in net revenues is primarily attributable to an increase in principal transactions, commissions and net interest revenues offset by decreases in asset management and service fees and investment banking.

Commissions - For the year ended December 31, 2009, commission revenues increased 22.2% to $234.1 million from $191.5 million in the comparable period in 2008. The increase is primarily attributable to an increase in agency transactions in OTC and listed equity securities, and insurance products. In addition, mutual fund revenue has increased over the comparable period in 2008.

Principal transactions - For the year ended December 31, 2009, principal transactions revenue increased 56.0% to $194.4 million from $124.6 million in the comparable period in 2008. The increase is primarily attributable to increased principal transactions, primarily in corporate debt, OTC equity, mortgage-backed bonds and municipal debt due to turbulent markets and customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Asset management and service fees - For the year ended December 31, 2009, asset management and service fees decreased 5.8% to $112.2 million from $119.0 million in the comparable period in 2008. The decrease is primarily a result of a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers, offset by an increase in the number of managed accounts attributable principally to the continued growth of the private client group through the UBS transaction and organic growth and the growth in the value of assets in fee-based accounts from December 31, 2008. See Assets in Fee-based Accounts included in the table above for further details.

Interest revenue - For the year ended December 31, 2009, interest revenue decreased 7.7% to $35.3 million from $38.2 million in the comparable period in 2008. The decrease is primarily due to a decrease in interest revenue from customer margin borrowing to finance trading activity and lower average customer margin balances offset by increased interest revenues of $4.7 million from the interest-earning assets of Stifel Bank. See "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Rate Differential" below for a further discussion of the changes in interest revenues.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, decreased 3.9% to $14.9 million for the year ended December 31, 2009 from $15.5 million during the comparable period in 2008. While there has been a significant rebound in investment banking activity, which began during the second quarter of 2009, our current year results were negatively impacted by the challenging market conditions that began during the second half of 2008 and continued into the first half of 2009. See further discussion of investment banking activities in the Capital Markets segment section.

Interest expense - For the year ended December 31, 2009, interest expense decreased 51.6% to $8.1 million from $16.7 million in the comparable period in 2008. The decrease is primarily due to decreased interest rates charged by banks on lower levels of borrowings.  See "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Rate Differential" below for a further discussion of the changes in interest expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2009, Global Wealth Management non-interest expenses increased 31.7% to $491.3 million from $372.9 million for the comparable period in 2008.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our private client group during the year ended December 31, 2009. Our expansion efforts include the acquisitions of UBS and Butler Wick, as well as organic growth. As of December 31, 2009, we have 272 branch offices compared to 196 at December 31, 2008. In addition, since December 31, 2008, we have added 1,087 revenue producers and support staff.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense increased 28.0% to $370.2 million from $289.2 million during the comparable period in 2008. The increase is principally due to increased variable compensation as a result of increased production and increased fixed compensation as a result of the expansion of our branch office support.

Compensation and benefits expense as a percentage of net revenues increased to 62.6% for the year ended December 31, 2009 compared to 61.4% for the comparable period in 2008. The increase in compensation and benefits expense as a percent of net revenues is primarily attributable to increased transition pay, which consists of the amortization of upfront notes, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts.

A portion of compensation and benefits expense includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $40.6 million (6.9% of net revenues) for the year ended December 31, 2009 compared to $28.2 million (6.0% of net revenues) for the year ended December 31, 2008. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the year ended December 31, 2009, occupancy and equipment rental expense increased 39.5% to $50.5 million from $36.2 million during the comparable period in 2008.

Communications and office supplies - For the year ended December 31, 2009, communications and office supplies expense increased 37.7% to $26.6 million from $19.3 million during the comparable period in 2008.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased $3.1 million, or 70.9%, to $7.6 million from $4.5 million during the comparable period in 2008.

Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 53.5% to $36.4 million from $23.7 million during the comparable period in 2008. As a result of the growth of the private client group during the year ended December 31, 2009, there has been an increase in license and registration fees, securities processing fees, and expenses associated with our acquisition of UBS of $3.4 million, as well as litigation costs to defend industry recruiting claims.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2009, income before income taxes increased 2.0% to $100.0 million from $98.1 million during the comparable period in 2008. Profit margins for the year ended December 31, 2009 have decreased to 16.9% from 20.8% during the comparable period in 2008. Profit margins have diminished resulting from start-up costs associated with branch office openings and the transaction costs associated with the UBS acquisition, as we took advantage of the opportunities created by market displacement.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

NET REVENUES

For the year ended December 31, 2008, Global Wealth Management net revenues increased 6.9% to $471.0 million from $440.5 million for the comparable period in 2007. The increase in net revenues is primarily attributable to an increase in principal transactions, asset management and service fees and net interest revenues offset by decreases in commissions and investment banking.

Commissions - For the year ended December 31, 2008, commission revenues of $191.5 million remained consistent with the comparable period in 2007. The continued expansion of the private client group during 2008 lead to an increase in the number of financial advisors and customer accounts. The impact of the expansion on commissions revenues was offset by the change in the mix from commissions-based revenues to principal transactions revenue as a result of the market upheaval and customers returning to fixed income products.

Principal transactions - For the year ended December 31, 2008, principal transactions revenue increased 39.4% to $124.6 million from $89.4 million in the comparable period in 2007. The increase is primarily attributable to the increased number of branch locations resulting from the Ryan Beck acquisition and the continued expansion of the private client group and an increase in the number of financial advisors.

Asset management and service fees - For the year ended December 31, 2008, asset management and service fees increased 17.7% to $119.0 million from $101.1 million in the comparable period in 2007. The increase is primarily a result of increased distribution fees for money market funds, principally Federal Deposit Insurance Corporation insured accounts, offset by a 13.4% decrease in the value of assets in fee-based accounts from December 31, 2007. See Assets in Fee-based Accounts included in the table above for further details.

Interest revenue - For the year ended December 31, 2008, interest revenue decreased 6.1% to $38.2 million from $40.7 million in the comparable period in 2007. The decrease is primarily due to a decrease in interest revenue from customer margin borrowing to finance trading activity and lower average customer margin balances. See "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Rate Differential" below for a further discussion of the changes in interest revenues.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, decreased 61.3% to $15.5 million for the year ended December 31, 2008 from $40.1 million during the comparable period in 2007. The decrease is attributable to the industry-wide decline in common stock offerings and mergers and acquisitions caused by challenging capital market conditions during 2008. See further discussion of investment banking activities in the Capital Markets segment section.

Interest expense - For the year ended December 31, 2008, interest expense decreased 32.0% to $16.7 million from $24.6 million in the comparable period in 2007. The decrease is primarily due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing. See "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Rate Differential" below for a further discussion of the changes in interest expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2008, Global Wealth Management non-interest expenses increased 8.4% to $372.9 million from $344.2 million for the comparable period in 2007.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our private client group during the year ended December 31, 2008. As of December 31, 2008, we have 196 branch offices compared to 148 at December 31, 2007.

Compensation and benefits - For the year ended December 31, 2008, compensation and benefits expense increased 4.9% to $289.2 million from $275.7 million during the comparable period in 2007. The increase is principally due to increased variable compensation as a result of increased production and fixed compensation. Compensation and benefits expense as a percentage of net revenues decreased to 61.4% for the year ended December 31, 2008 compared to 62.6% for the comparable period in 2007.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $28.2 million (6.0% of net revenues) for the year ended December 31, 2008 compared to $23.1 million (5.2% of net revenues) for the year ended December 31, 2007. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the year ended December 31, 2008, occupancy and equipment rental expense increased 24.7% to $36.2 million from $29.0 million during the comparable period in 2007.

Communications and office supplies - For the year ended December 31, 2008, communications and office supplies expense increased 21.5% to $19.3 million from $15.9 million during the comparable period in 2007.

Commissions and floor brokerage - For the year ended December 31, 2008, commissions and floor brokerage expense decreased $0.2 million, or 6.2%, to $4.5 million from $4.7 million during the comparable period in 2007.

Other operating expenses - For the year ended December 31, 2008, other operating expenses increased 26.5% to $23.7 million from $18.7 million during the comparable period in 2007.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2008, income before income taxes increased 1.8%, or $1.8 million, to $98.1 million from $96.3 million during the comparable period in 2007. The increase is primarily attributable to increased net revenues and the scalability of increased production.

The information required by Securities Act Guide 3 - Statistical Disclosure by Bank Holding Company is presented below:

I.      Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Rate Differential

The following table presents average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$195,783	$763	0.39%	$10,027	$214	2.14%
U.S. government agencies	1,775	97	5.46	13,361	824	6.17
State and political subdivisions:
Taxable	-	-	-	9,240	375	4.05
Non-taxable (1)	1,096	45	4.11	1,530	58	3.81
Mortgage-backed securities	162,694	5,878	3.61	32,916	1,731	5.26
Corporate bonds	27,627	1,244	4.50	926	57	6.12
Asset-backed securities	16,997	717	4.22	20,060	1,519	7.57
Federal Home Loan Bank ("FHLB") and other capital stock	762	9	1.18	991	28	2.82
Loans (2)	239,879	9,914	4.13	170,244	9,807	5.76
Loans held for sale	40,619	1,616	3.98	14,598	640	4.38
Total interest-earning assets (3)	$687,232	$20,283	2.95%	$273,893	$15,253	5.57%
Cash and due from banks	4,927			3,444
Other non interest-earning assets	23,289			23,350
Total assets	$715,448			$300,687

Liabilities and shareholders' equity:
Deposits:
Money market	$591,961	$3,841	0.65%	$178,198	$3,491	1.96%
Time deposits	20,104	676	3.36	36,287	1,600	4.41
Demand deposits	11,072	29	0.26	2,755	44	1.60
Savings	303	-	-	339	3	0.97
FHLB advances	3,304	103	3.12	10,739	275	2.56
Federal funds and repurchase agreements	10	-	-	887	21	2.41
Total interest-bearing liabilities (3)	$626,754	$4,649	0.74%	$229,205	$5,434	2.37%
Non interest-bearing deposits	15,054			15,293
Other non interest-bearing liabilities	3,014			1,480
Total liabilities	644,822			245,978
Shareholders' equity	70,626			54,709
Total liabilities and shareholders' equity	$715,448			$300,687
Net interest margin		$15,634	2.27%		$9,819	3.58%

	Period
	April 2, 2007 - December 31, 2007 *
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$24,717	$944	5.10%
U.S. government agencies	21,490	897	5.57
State and political subdivisions:
Taxable	5,238	231	5.88
Non-taxable (1)	1,527	38	3.32
Mortgage-backed securities	19,473	902	6.18
Corporate bonds	664	36	7.18
Asset-backed securities	9,465	517	7.28
FHLB and other capital stock	503	19	5.05
Loans (2)	104,945	5,816	7.39
Loans held for sale	-	-	-
Total interest-earning assets (3)	$188,022	$9,400	6.67%
Cash and due from banks	1,696
Other non interest-earning assets	16,746
Total assets	$206,464

Liabilities and shareholders' equity:
Deposits:
Money market	$92,915	$3,290	4.69%
Time deposits	53,490	1,982	4.94
Demand deposits	1,623	40	3.27
Savings	495	9	2.42
FHLB advances	3,642	145	5.32
Federal funds and repurchase agreements	119	3	3.33
Total interest-bearing liabilities (3)	$152,284	$5,469	4.79%
Non interest-bearing deposits	9,442
Other non interest-bearing liabilities	850
Total liabilities	162,576
Shareholders' equity	43,888
Total liabilities and shareholders' equity	$206,464
Net interest margin		$3,931	2.51%

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

For the year ended December 31, 2009, interest revenue for Stifel Bank of $20.3 million was generated from weighted average interest-earning assets of $687.2 million at a weighted average interest rate of 2.95%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

For the year ended December 31, 2008, interest revenue for Stifel Bank of $15.3 million was generated from weighted average interest-earning assets of $273.9 million at a weighted average interest rate of 5.57%. Interest revenue of $9.4 million for the period April 2 through December 31, 2007 was generated from weighted average interest-earning assets of $188.0 million at a weighted average interest rate of 6.67%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the year ended December 31, 2009 was $626.8 million at a weighted average interest rate of 0.74%. The weighted average balance of interest-bearing liabilities during the year ended December 31, 2008 was $229.2 million at a weighted average interest rate of 2.37%. The weighted average balance of interest-bearing liabilities for the period April 2 through December 31, 2007 was $152.3 million at a weighted average interest rate of 4.79%.

The growth in Stifel Bank has been primarily driven by (i) the conversion of UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances of $1.7 billion and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At December 31, 2009, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $1,008.6 million compared to $228.7 million at December 31, 2008.

See the average balances and interest rates for Stifel Bank presented above for more information regarding average balances, interest income and expense, and average interest rate yields.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$862	$(313)	$549	$(214)	$(516)	$(730)
U.S. government agencies	(646)	(81)	(727)	(102)	29	(73)
State and political subdivisions:
Taxable	(187)	(188)	(375)	243	(99)	144
Non-taxable	(17)	4	(13)	-	20	20
Mortgage-backed securities	4,846	(699)	4,147	977	(148)	829
Corporate bonds	1,206	(19)	1,187	26	(5)	21
Asset-backed securities	(205)	(597)	(802)	968	34	1,002
FHLB and other capital stock	(5)	(14)	(19)	17	(8)	9
Loans	3,697	(3,590)	107	5,472	(1,481)	3,991
Loans held for sale	912	64	976	640	-	640
	$10,463	$(5,433)	$5,030	$8,027	$(2,174)	$5,853

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$3,900	$(3,550)	$350	$3,227	$(3,026)	$201
Time deposits	(603)	(321)	(924)	(286)	(96)	(382)
Demand deposits	46	(61)	(15)	34	(30)	4
Savings	-	(3)	(3)	(2)	(4)	(6)
FHLB advances	(222)	50	(172)	261	(131)	130
Federal funds and repurchase agreements	(11)	(10)	(21)	19	(1)	18
	$3,110	$(3,895)	$(785)	$3,253	$(3,288)	$(35)

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

II.    Investment Portfolio

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity security at December 31, 2009, 2008 and 2007 (in thousands):

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488

Held-to-maturity
Asset-backed securities (2)	$7,574	-	(3,298)	$4,276

	December 31, 2008
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$8,447	$144	$-	$8,591
State and municipal securities	1,513	19	(1)	1,531
Mortgage-backed securities:
Agency	12,821	-	(391)	12,430
Non-agency	23,091	-	(5,669)	17,422
Asset-backed securities	11,400	-	(977)	10,423
	$57,272	$163	$(7,038)	$50,397

Held-to-maturity
Asset-backed securities (2)	$7,574	-	(1,324)	$6,250

	December 31, 2007
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$22,485	$278	$(1)	$22,762
State and municipal securities	15,121	5	-	15,126
Mortgage-backed securities:
Agency	13,465	-	(10)	13,455
Non-agency	14,444	232	-	14,676
Corporate bonds	2,993	-	(23)	2,970
Asset-backed securities	19,699	-	(1,581)	18,118
	$88,207	$515	$(1,615)	$87,107

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income/(loss).

(2) Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

On June 30, 2008, we transferred a $10,000 par value asset backed security, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from our available-for-sale securities portfolio to our held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income/(loss) is being amortized as an adjustment of yield over the remaining life of the security. The estimated fair value of the held-to-maturity security at December 31, 2009 was $4,276. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

We evaluate our investment securities portfolio on a quarterly basis for other-than-temporary impairment ("OTTI"). We assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not to be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while noncredit-related OTTI is recognized in other comprehensive income/(loss) ("OCI"). For securities which we expect to sell, all OTTI is recognized in earnings.

Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. We applied the related OTTI guidance on our held-to-maturity debt security.

Based on the evaluation, we recognized other-than-temporary impairment of $1.9 million related to credit through earnings for the year ended December 31, 2009. For the impaired security, unrealized losses not related to credit and therefore recognized in other comprehensive income was $1.1 million (net of tax was $0.6 million) as of December 31, 2009. The following table provides a summary of our held-to-maturity security at December 31, 2009 (in thousands):

December 31, 2009
Held-to-maturity:
Original Amortized cost (1)	$10,069
Impairment losses	(1,881)
Amortized cost	8,188
Non-credit related impairment losses on securities not expected to be sold	(614)
Carrying value (2)	$7,574

(1) For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment previously recognized in earnings.

(2) Held-to-maturity securities are carried on the consolidated statement of financial condition at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2009 are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government securities	$1,011	$-	$-	$-	$1,011
State and municipal securities	-	992	-	-	992
Mortgage-backed securities:
Agency	-	-	-	433,019	433,019
Non-agency	-	-	9,658	28,808	38,466
Commercial	-	9,866	15,125	22,649	47,640
Corporate fixed income securities	6,271	35,532	1,087	-	42,890
Asset-backed securities	691	4,246	9,533	-	14,470
	$7,973	$50,636	$35,403	$484,476	$578,488
Held-to-Maturity:
Asset-backed securities	$-	$-	$-	$7,574	$7,574

Weighted-average yield	3.72%	4.66%	4.55%	3.65%	3.79%

(1)       Due to an immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders' equity at December 31, 2009.

III.   Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at December 31, 2009, 2008 and 2007 (in thousands):

	As of December 31,
	2009	2008	2007
Consumer	$227,436	$19,662	$4,044
Residential real estate	52,086	58,778	24,285
Home equity lines of credit	33,369	28,612	1,524
Commercial	11,294	27,538	31,417
Commercial real estate	10,152	38,446	39,184
Construction and land	952	13,968	24,447
	335,289	187,004	124,901
Unamortized loan origination costs, net of loan fees	1,556	591	-
Loans in process	14	(3,878)	109
Allowance for loan losses	(1,702)	(2,448)	(1,685)
	$335,157	$181,269	$123,325

The maturities of the loan portfolio at December 31, 2009 are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$196,004	$64,188	$82,901	$343,093

The sensitivity of loans with maturities in excess of one year at December 31, 2009 is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Fixed rate loans	$35,113	$1,446	$36,559
Variable or adjustable rate loans	29,075	81,455	110,530
	$64,188	$82,901	$147,089

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007*
Allowance for loan losses, beginning of period	$2,448	$1,685	$-
Acquisition of Stifel Bank	-	-	1,127
Provision for loan losses	604	1,923	558
Charge-offs:
Construction and land	(859)	(493)	(2)
Commercial real estate	(294)	(253)	-
Real estate construction loans	(213)	(414)	-
Other	(25)	-	-
Total charge-offs	(1,391)	(1,160)	(2)
Recoveries	41	-	2
Allowance for loan losses, end of period	$1,702	$2,448	$1,685

Net charge-offs to average bank loans outstanding, net	0.58%	0.64%	0.00%

*      The results of Stifel Bank are included prospectively from April 2, 2007, the date of acquisition.

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2009		December 31, 2008		December 31, 2007
	Balance	Percent*	Balance	Percent*	Balance	Percent*
Residential real estate	$619	15.8%	$584	44.8%	$100	5.9%
Commercial real estate	610	3.0	1,192	30.0	972	57.7
Commercial	321	3.4	646	14.7	56	3.3
Consumer	152	77.8	26	10.5	8	0.5
Unallocated	-	-	-	-	549	32.6
	$1,702	100.0%	$2,448	100.0%	$1,685	100.0%

*      Represents percentage of loans to loan portfolio total.

 At December 31, 2009, Stifel Bank had $1,368 of non-accrual loans that were more than 90 days past due, for which there was a specific allowance of an insignificant amount. Further, Stifel Bank had $533 in troubled debt restructurings at December 31, 2009. At December 31, 2008 and 2007, Stifel Bank had $0.6 million and $0.7 million in non-accrual loans, respectively, for which there was a specific reserve of $0.2 million and $0.3 million, respectively. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008 and 2007.

Stifel Bank has no exposure to sub-prime mortgages. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2009, 2008 and 2007, were immaterial to the consolidated financial statements.

See the section entitled "Critical Accounting Policies and Estimates" herein regarding Stifel Bank's policies for establishing loan loss reserves, including placing loans on non-accrual status.

V.    Deposits

Deposits consist of money market and savings accounts, certificates of deposit and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year ended December 31,				Period
	2009		2008		April 2, - December 31, 2007
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest bearing)	$603,033	0.64%	$180,953	1.95%	$94,538	4.23%
Certificates of deposit (time deposits)	$20,104	3.36%	$36,287	4.41%	$53,490	4.94%
Demand deposits (non-interest bearing)	$15,054	*	$15,293	*	$9,442	*
Savings accounts	$303	-%	$339	0.97%	$495	2.42%

* Not applicable.

The results of Stifel Bank are included prospectively from April 2, 2007, the date of acquisition.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2009 were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

$5,423	$265	$248	$1,770	$7,706

VI.   Return on Equity and Assets

	Year Ended December 31,
	2009	2008	2007
Return on assets (net income as a percentage of average total assets)	2.93%	3.32%	2.12%
Return on equity (net income as a percentage of average shareholders' equity)	9.97%	11.10%	8.24%
Dividend payout ratio *	-%	-%	-%
Equity to assets ratio (average shareholders' equity as a percentage of average total assets)	29.35%	29.90%	25.70%

* We did not declare or pay any dividends during 2009, 2008 or 2007.

VII.         Short-term Borrowings

The following is a summary of our short-term borrowings for the years ended December 31, 2009, 2008 and 2007 (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
2009:
Amount outstanding at December 31, 2009	$90,800	$16,667
Weighted-average interest rate thereon	1.04%	0.33%
Maximum amount of withdrawals at any month-end	$212,300	$85,432
Average amount outstanding during the year	$107,383	$53,110
Weighted-average interest rate thereon	0.99%	1.07%
2008:
Amount outstanding at December 31, 2008	$-	$16,987
Weighted-average interest rate thereon	-%	0.52%
Maximum amount of withdrawals at any month-end	$265,300	$162,888
Average amount outstanding during the year	$132,660	$105,424
Weighted-average interest rate thereon	2.28%	2.47%
2007:
Amount outstanding at December 31, 2007	$127,850	$138,475
Weighted-average interest rate thereon	4.53%	4.12%
Maximum amount of withdrawals at any month-end	$362,050	$186,164
Average amount outstanding during the year	$156,778	$119,590
Weighted-average interest rate thereon	4.86%	4.82%

Results of Operations - Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Revenues:
Principal transactions	$263,804	$168,707	$49,882	56.4%	238.2%	53.3%	43.2%	16.4%
Commissions	111,469	149,547	123,486	(25.5)	21.1	22.6	38.3	40.8
Capital raising	61,657	29,690	55,420	107.7	(46.4)	12.5	7.6	18.3
Advisory	49,244	38,506	74,153	27.9	(48.1)	10.0	9.9	24.5
Investment banking	110,901	68,196	129,573	62.6	(47.4)	22.5	17.5	42.8
Interest	9,847	9,068	20,668	8.6	(56.1)	2.0	2.3	6.8
Other income	1,331	1,439	875	(7.6)	64.6	0.3	0.3	0.3
Total revenues	497,352	396,957	324,484	25.3	22.3	100.7	101.6	107.1
Interest expense	3,260	6,231	21,553	(47.7)	(71.1)	0.7	1.6	7.1
Net revenues	494,092	390,726	302,931	26.5	29.0	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	287,835	233,679	188,145	23.2	24.2	58.3	59.8	62.1
Occupancy and equipment rental	16,249	14,194	10,804	14.5	31.4	3.3	3.6	3.6
Communication and office supplies	18,540	19,087	19,879	(2.9)	(4.0)	3.7	4.9	6.5
Commissions and floor brokerage	15,716	8,806	3,239	78.5	171.9	3.2	2.3	1.1
Other operating expenses	26,619	23,068	20,015	15.4	15.3	5.4	5.9	6.6
Total non-interest expenses	364,959	298,834	242,082	22.1	23.4	73.9	76.5	79.9
Income before income taxes	$129,133	$91,892	$60,849	40.5%	51.0%	26.1%	23.5%	20.1%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

NET REVENUES

For the year ended December 31, 2009, Capital Markets net revenues increased 26.5% to $494.1 million from $390.7 million for the comparable period in 2008. The increase in net revenues for the year ended December 31, 2009 over the comparable period in 2008 is primarily attributable to an increase in principal transactions, investment banking and net interest revenues offset by a decrease in commissions.

Principal transactions - For the year ended December 31, 2009, principal transactions revenue increased $95.1 million, or 56.4%, to $263.8 million from $168.7 million in the comparable period in 2008. The increase is primarily attributable to increased principal transactions, primarily in corporate debt, OTC equity, mortgage-backed bonds and municipal debt due to turbulent markets and institutional customers returning to traditional fixed income products. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Commissions - For the year ended December 31, 2009, commission revenues decreased 25.5% to $111.5 million from $149.5 million in the comparable period in 2008. The volatility in capital markets has resulted in a decrease in trading volumes, as customers have returned to traditional fixed income products.

Investment banking - For the year ended December 31, 2009, investment banking revenues increased 60.6% to $109.5 million from $68.2 million in the comparable period in 2008.

For the year ended December 31, 2009, capital raising revenues increased $30.6 million, or 103.0%, to $60.3 million from $29.7 million in the comparable period in 2008.

For the year ended December 31, 2009, fixed income capital raising revenues increased $7.3 million to $12.7 million from $5.4 million during the comparable period in 2008.

During the second half of 2009, capital market conditions began to improve, and we raised capital for our clients in a number of successful public finance underwritings. In addition, our revenues were positively impacted by our investment in public finance offices and professional staff during the second half of 2008. For the year ended December 31, 2009, we were involved, as manager or co-manager, in 369 tax-exempt issues with a total par value of $21.6 billion compared to 108 issues with a total par value of $6.4 billion during the comparable period in 2008.

For the year ended December 31, 2009, equity capital raising revenues increased $23.6 million to $43.6 million from $20.0 million during the comparable period in 2008. During the year ended December 31, 2009, we were involved, as manager or co-manager in 72 equity underwritings which raised a total of $21.4 billion, compared to 46 during the comparable period in 2008, an increase of 56.5% in the number of underwritings over the comparable period in 2008.

For the year ended December 31, 2009, strategic advisory fees increased 27.9% to $49.2 million from $38.5 million in the comparable period in 2008. The increase is primarily due to an increase in the number of completed equity transactions and the aggregate transaction value, as well as the average revenue per transaction, over the comparable periods in 2008.

Interest revenue - For the year ended December 31, 2009, interest revenue increased 8.6% to $9.8 million from $9.1 million in the comparable period in 2008. The increase in interest revenues is primarily attributable to increased interest earned on our trading inventory. The change in the mix from commissions-based revenues to principal transactions revenue has created an increase in our trading inventory levels primarily related to fixed income products.

Interest expense - For the year ended December 31, 2009, interest expense decreased 47.7%, or $2.9 million, to $3.3 million from $6.2 million in the comparable period in 2008. The decrease is due to decreased interest rates charged by banks on lower levels of borrowings to finance firm inventory.

NON-INTEREST EXPENSES

For the year ended December 31, 2009, Capital Markets non-interest expenses increased 22.1% to $365.0 million from $298.8 million for the comparable period in 2008.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Capital Markets segment during the year ended December 31, 2009. We have added 63 revenue producers (15 equity sales and trading professionals, 19 investment bankers, 19 fixed income sales and trading professionals and 10 public finance professionals) and 34 support staff since December 31, 2008.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense increased 23.2% to $287.8 million from $233.7 million during the comparable period in 2008. The increase is primarily due to increased fixed compensation and higher production-based variable compensation due to higher production as compared to the prior year.

Compensation and benefits expense as a percentage of net revenues decreased to 58.3% for the year ended December 31, 2009, compared to 59.8% for the comparable period in 2008. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues, offset by increased costs associated with our continued expansion efforts during 2009.

Occupancy and equipment rental - For the year ended December 31, 2009, occupancy and equipment rental expense increased 14.5% to $16.2 million from $14.2 million during the comparable period in 2008.

Communications and office supplies - For the year ended December 31, 2009, communications and office supplies expense decreased 2.9% to $18.5 million from $19.1 million during the first year of 2008.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased $6.9 million to $15.7 million from $8.8 million during the first year of 2008.

 Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 15.4% to $26.6 million from $23.1 million during the comparable period in 2008.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2009, income before income taxes for the Capital Markets segment increased $37.2 million, or 40.5%, to $129.1 million from $91.9 million during the comparable period in 2008. The increase is primarily attributable to increased revenues and the scalability of increased production as a result of our continued expansion of the Capital Markets segment during 2009.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

NET REVENUES

For the year ended December 31, 2008, Capital Markets net revenues increased 29.0% to $390.7 million from $302.9 million for the comparable period in 2007. The increase in net revenues for the year ended December 31, 2008 over the comparable period in 2007 is primarily attributable to an increase in principal transactions, commissions and net interest revenues offset by a decrease in investment banking.

Principal transactions - For the year ended December 31, 2008, principal transactions revenue increased $118.8 million to $168.7 million from $49.9 million in the comparable period in 2007. The increase is primarily attributable to increased principal transactions, primarily in corporate and municipal debt and mortgage-backed bonds due to turbulent markets and institutional customers returning to traditional fixed income products.

Commissions - For the year ended December 31, 2008, commission revenues increased 21.1% to $149.5 million from $123.5 million in the comparable period in 2007. The increase is primarily attributable to the continued expansion of the Capital Markets segment.

Investment banking - For the year ended December 31, 2008, investment banking revenues decreased 47.4% to $68.2 million from $129.6 million in the comparable period in 2007. The decrease is attributable to the industry-wide decline in common stock offerings and mergers and acquisitions caused by challenging capital market conditions during 2008.

For the year ended December 31, 2008, capital raising revenues decreased $25.7 million, or 46.4%, to $29.7 million from $55.4 million in the comparable period in 2007. For the year ended December 31, 2008, fixed income capital raising revenues decreased $2.5 million to $5.4 million from $7.9 million during the comparable period in 2007. For the year ended December 31, 2008, equity capital raising revenues decreased $19.1 million to $20.0 million from $39.1 million during the comparable period in 2007.

For the year ended December 31, 2008, strategic advisory fees decreased $35.7 million, or 48.1%, to $38.5 million from $74.2 million in the comparable period in 2007. During the second quarter of 2007, we closed on a significant corporate finance investment banking transaction which contributed $24.7 million in revenue.

Interest revenue - For the year ended December 31, 2008, interest revenue decreased $11.6 million, or 56.1%, to $9.1 million from $20.7 million in the comparable period in 2007. The decrease in interest revenues is primarily attributable to decreased fixed income inventory held for sale to clients and the decline in interest rates.

Interest expense - For the year ended December 31, 2008, interest expense decreased $15.4 million, or 71.1%, to $6.2 million from $21.6 million in the comparable period in 2007. The decrease is attributable to decreased interest expense incurred to carry the lower levels of fixed income inventory and a decrease in interest rates.

NON-INTEREST EXPENSES

For the year ended December 31, 2008, Capital Markets non-interest expenses increased 23.4% to $298.8 million from $242.1 million for the comparable period in 2007.

Compensation and benefits - For the year ended December 31, 2008, compensation and benefits expense increased 24.2% to $233.7 million from $188.1 million during the comparable period in 2007. The increase is primarily due to increased fixed compensation and higher production-based variable compensation due to higher production as compared to the prior year.

Compensation and benefits expense as a percentage of net revenues decreased to 59.8% for the year ended December 31, 2008, compared to 62.1% for the comparable period in 2007. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues.

Occupancy and equipment rental - For the year ended December 31, 2008, occupancy and equipment rental expense increased 31.4% to $14.2 million from $10.8 million during the comparable period in 2007. The increase is primarily attributable to the expansion of Capital Markets segment, including increased expenses associated with the new downtown Baltimore location for our capital markets operations, which was occupied beginning in the fall of 2007.

Communications and office supplies - For the year ended December 31, 2008, communications and office supplies expense decreased 4.0% to $19.1 million from $19.9 million during the first year of 2007. During 2008, we began classifying certain outsourced services which were historically recorded as communications and office supplies as commission and floor brokerage. As a result, we recorded $6.1 million of expenses as commission and floor brokerage in 2008.

Commissions and floor brokerage - For the year ended December 31, 2008, commissions and floor brokerage expense increased $5.6 million to $8.8 million from $3.2 million during the first year of 2007.

 Other operating expenses - For the year ended December 31, 2008, other operating expenses increased 15.3% to $23.1 million from $20.0 million during the comparable period in 2007. The increase is primarily attributable to the expansion of Capital Markets segment.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2008, income before income taxes for the Capital Markets segment increased $31.1 million, or 51.0%, to $91.9 million from $60.8 million during the comparable period in 2007. The increase is primarily attributable to increased revenues and the scalability of increased production as a result of our continued expansion of the Capital Markets segment.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			As a Percentage of Net Revenues for the Year Ended December 31,
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Net revenues	$5,221	$8,606	$19,623	(39.3	) %	(56.1	) %

Non-interest expenses:
Compensation and benefits	60,124	59,892	79,148	0.4		(24.3)
Other operating expenses	53,864	46,934	43,821	14.8		7.1
Total non-interest expenses	113,988	106,826	122,969	6.7		(13.1)
Loss before income taxes	$(108,767)	$(98,220)	$(103,346)	10.7%		(5.0	) %

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Net revenues - For the year ended December 31, 2009, net revenues decreased 39.3% to $5.2 million from $8.6 million for the comparable period in 2008. The decrease in net revenues is primarily attributable to a $6.5 million decrease in net interest revenues to $0.8 million in 2009 as a result of decreased interest charged for short-term borrowings, offset by the reduction of investment losses during the year ended December 31, 2009. In addition, we recorded an impairment charge of $1.9 million on our held-to-maturity investment during the fourth quarter due to an other-than-temporary decline in value.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense of $60.1 million remained consistent with the comparable period in 2008.

For the year ended December 31, 2008, we incurred compensation charges of $25.6 million related to the amortization of units awarded to LM Capital Markets associates, which were fully amortized as of December 31, 2008. Excluding the impact of these charges, the increase in compensation and benefits expense for the year ended December 31, 2009 over the comparable period in 2008 is primarily attributable to an increase in support personnel as we continued our growth initiatives during 2009. Since December 31, 2008, we have added 145 support associates primarily in Information Technology and Operations.

Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 14.8% to $53.9 million from $46.9 million for the comparable period in 2008.

The increase is primarily attributable to the continued growth in all segments during 2009, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses.  The increase in legal expenses is attributable to an increase in litigation associated with the ongoing investigations in connection with ARS and an increase in the number of claims and litigation costs to defend industry recruitment claims.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net revenues - For the year ended December 31, 2008, net revenues decreased $11.0 million, or 56.1%, to $8.6 million from $19.6 million for the comparable period in 2007. The decrease is primarily due to investment losses of $9.0 million as a result of the downturn in the equity markets and a $6.5 million decrease in net interest revenues to $7.3 million in 2008 as a result of decreased interest charged for short-term borrowings. In November 2008, we recorded a $6.7 million gain before certain expenses and taxes on the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities.

Compensation and benefits - For the year ended December 31, 2008, compensation and benefits expense decreased 24.3% to $59.9 million from $79.1 million for the comparable period in 2007.

Included in employee compensation and benefits in 2007 are acquisition-related charges of $24.9 million principally for the amendment and acceleration of vesting of the Ryan Beck deferred compensation plan. Excluding the 2007 acquisition-related charges, overall compensation and benefits increased primarily as a result of a 13.0% increase in support personnel for overall company growth. Additionally, included in employee compensation and benefits are acquisition-related expenses associated with the LM Capital Markets acquisition consisting principally of compensation charges of $25.6 million and $24.2 million in 2008 and 2007, respectively, primarily for amortization of units awarded to LM Capital Markets associates. These units were fully amortized as of December 31, 2008.

Other operating expenses - For the year ended December 31, 2008, other operating expenses increased 7.1% to $46.9 million from $43.8 million for the comparable period in 2007. Included in 2007 are $6.4 million of acquisition-related expenses associated with Ryan Beck. Excluding the impact of the 2007 acquisition related charges, other operating expenses increased as a result of our continued growth. In addition, in the fourth quarter of 2008 we recorded a contingency charge of $5.3 million related to our voluntary partial repurchase plan for certain auction rate securities.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $3.2 billion at December 31, 2009 were up 103.3% over December 31, 2008. The increase is primarily attributable to increased receivables, trading inventory, financial instruments, loans and advances to financial advisors and the recognition of goodwill associated with our acquisition of UBS. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions. The increase in assets is primarily attributable to the growth of our company, both organically and through the acquisition of UBS.

As of December 31, 2009, our liabilities were comprised primarily of short-term borrowings of $90.8 million, deposits of $1,047.2 million at Stifel Bank and payables to brokerage clients and broker, dealers and clearing organizations of $214.9 million and $90.5 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, including accrued employee compensation of $279.7 million. To meet our obligations to clients and operating needs, we have $161.8 million in cash. We also have client brokerage receivables of $383.2 million and $335.2 million in loans at Stifel Bank.

Liquidity and Capital Resources

Management of Our Liquidity

Liquidity is essential to our business. We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures and we may elect to raise additional funds for these purposes in the future through the issuance of either debt or equity, under our universal shelf registration filed with the SEC on March 30, 2009.

Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

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

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at December 31, 2009, we are permitted to buy an additional 2,010,831 shares. We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $77.9 million to $161.8 million at December 31, 2009 from $239.7 million at December 31, 2008. Operating activities used $347.3 million of cash primarily due to an increase in operating assets and liabilities offset by the net effect of non-cash expenses and cash from earnings. Investing activities used cash of $850.8 million due our acquisition of the UBS branches, bank customer loan originations, purchases of eligible ARS from our customers as part of our voluntary repurchase plan, purchases of available-for-sale securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the sale of investments and bank customer loan repayments. During the year ended December 31, 2009, we purchased $27.9 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $1,120.2 million due to an increase in bank deposits principally due to the increase in affiliated deposits as a result of organic growth and the acquisition of UBS, proceeds received from bank borrowings, net proceeds of $44.7 million from an "at-the-market" public offering of 1.0 million shares of our common stock in June 2009, and net proceeds of $91.8 million from a public offering of 1.7 million shares of our common stock in September 2009.

Funding Sources

We use a variety of funding sources to obtain funds, which includes, but is not limited to, gathering deposits, issuing equity securities, and securitizing assets. Further liquidity is available to our company through uncommitted facilities, FHLB advances and federal funds agreements.

Cash and Cash Equivalents

We held $161.8 million of cash and cash equivalents at December 31, 2009, compared to $239.7 million at December 31, 2008. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale

We held $578.5 million in available-for-sale investment securities at December 31, 2009 compared to $50.4 million at December 31, 2008. As of December 31, 2009, the weighted average life of the investment securities portfolio was approximately 3.2 years. These investment securities provide increased liquidity and flexibility to support our company's funding requirements.

We monitor the available for sale investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, current market conditions. For debt securities, we also consider any intent to sell the security and the likelihood it will be required to sell the security before its anticipated recovery. We continually monitor the ratings of its security holdings and conduct regular reviews of our credit sensitive assets.

Deposits

Deposits have become one of our largest funding sources. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit ("CDs").

As of December 31, 2009, we had $1,047.2 million in deposits compared to $284.8 million at December 31, 2008. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank and our UBS acquisition. Our core deposits are comprised of non-interest bearing deposits, money market deposit accounts, savings accounts and CDs.

Short-term borrowings from banks

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected on the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $379.3 million during the year ended December 31, 2009. There are no compensating balance requirements under these arrangements. At December 31, 2009, short-term borrowings from banks were $90.8 million at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165.2 million. At December 31, 2008, there were no short-term borrowings from banks. The average bank borrowing was $107.4 million, $132.7 million and $156.8 million during the year ended December 31, 2009, 2008 and 2007, respectively, at weighted average daily interest rates of 0.99%, 2.28% and 4.86%, respectively. At December 31, 2009 and 2008, Stifel Nicolaus had a stock loan balance of $16.7 million and $17.0 million, respectively, at weighted average daily interest rates of 0.33% and 0.52%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $53.1 million, $105.4 million and $119.6 million during the years ended December 31, 2009, 2008 and 2007, respectively, at weighted average daily effective interest rates of 1.07%, 2.47% and 4.82%, respectively. Customer-owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased.

Federal Home Loan Bank Advances and other secured financing

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $125.7 million at December 31, 2009, of which $123.7 million was unused, and a $13.9 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $1,008.6 million at December 31, 2009.

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

Use of Capital Resources

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. During January 2010, we repurchased $21.2 million of ARS at par. At January 31, 2010, we estimate that our retail clients held $103.1 million of eligible ARS after issuer redemptions of $23.5 million and Stifel repurchases of $81.2 million. See Item 3, "Legal Proceedings," for further details regarding ARS claims.

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009 and October 16, 2009. This acquisition further expands our private client footprint.

The transaction was structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment.  The payments to UBS in conjunction with all four closings of $252.2 million included: (i) an upfront cash payment of $28.8 million based on the actual number of branches and financial advisors acquired by Stifel Nicolaus; and (ii) aggregate payment of $15.9 million for net fixed assets, employee forgivable loans and other assets, and (iii) securities-based and margin loans of $207.4 million that were collateralized by securities included in customer accounts converted to the Stifel platform. In addition, a contingent earn-out payment is payable based on the performance of those UBS financial advisors who joined Stifel Nicolaus, over the two-year period following the closing.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes are determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the years ended December 31, 2010, 2011, 2012, 2013, 2014 and thereafter are $45.6 million, $36.9 million, $29.9 million, $23.2 million and $49.5 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

The following table summarizes the activity related to our company's demand note receivable from January 1, 2008 to December 31, 2009 (in thousands):

	December 31, 2009	December 31, 2008
Beginning balance	$105,767	$70,407
Notes issued - organic growth	81,953	52,339
Notes issued - acquisitions *	31,659	2,209
Amortization	(33,407)	(18,567)
Other	(849)	(621)
Ending balance	$185,123	$105,767

* Notes issued in conjunction with our acquisition of UBS branches and Butler Wick in 2009 and 2008, respectively.

We have paid $113.6 million in the form of upfront notes to financial advisors for transition pay during 2009, which includes $31.7 million of upfront notes issued to UBS financial advisors as a form of transition pay. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

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

At December 31, 2009, Stifel Nicolaus had net capital of $187.5 million, which was 39.4% of its aggregate debit items, and $178.0 million in excess of its minimum required net capital; CSA had net capital of $3.4 million, which was $3.2 million in excess of its minimum required net capital. At December 31, 2009, SN Ltd had capital and reserves of $7.2 million, which was $6.6 million in excess of the financial resources requirement under the rules of the FSA. At December 31, 2009, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Valuation of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments and trading securities sold, but not yet purchased.

Trading securities owned and pledged and trading securities sold, but not yet purchased, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected on the consolidated statements of operations.

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

Level III financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level III financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions,  certain corporate bonds and equity securities where there was less frequent or nominal market activity and auction-rate securities for which the market has been dislocated and largely ceased to function. Our Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level III corporate bonds are valued using prices from comparable securities. Equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction-rate securities are valued based upon our expectations of issuer redemptions and using internal models.

At December 31, 2009, Level III assets for which we bear economic exposure were $65.4 million or 5.7% of the total assets measured at fair value. During the year ended December 31, 2009, we recorded net purchases of $31.3 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $3.9 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level III assets at December 31, 2009.

At December 31, 2008, Level III assets for which we bear economic exposure were $38.3 million or 9.5% of the total assets measured at fair value. During the year ended December 31, 2008, we recorded net sales of $1.7 million of Level III assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level III assets by $9.5 million. Additionally, there were $30.3 million of net transfers into the Level III category during 2008. The increase in net transfers is primarily attributable to reduced market volume and level of activity on some of our preferred and municipal auction rate securities.

At December 31, 2009, Level III assets included the following: $56.0 million of auction rate securities, $2.7 million of asset-backed securities and $6.7 million of private equity and other fixed income securities.

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

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at December 31, 2009 and December 31, 2008 was $2.5 million and $2.4 million, respectively, with associated loss allowances of $1.5 million and $1.2 million, respectively.

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

ASC 740 ("ASC 740"), "Income Taxes," clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Goodwill and Intangible Assets

Under the provisions of ASC 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At December 31, 2009, we had goodwill of $166.7 million and intangible assets of $24.6 million.

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

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 22 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Dilution

As of December 31, 2009, there were 945,537 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $7.94, and 7,088,598 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years, and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 2,064,136 shares are currently vested and 5,024,462 are unvested. Assuming vesting requirements are met, the Company anticipates that 909,714 shares under these awards will be distributed in 2010, 1,053,436 will be distributed in 2011, 1,176,091 will be distributed in 2012, and the balance of 3,949,357 will be distributed thereafter.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2009 (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000	$-	$-	$-	$-	$-
Interest on debenture (1)	57,500	2,233	2,233	2,233	2,233	2,233	46,335
Debenture to Stifel Financial Capital Trust III (2)	35,000	-	-	35,000	-	-	-
Interest on debenture (2)	64,760	2,377	2,377	2,377	2,377	2,377	52,875
Debenture to Stifel Financial Capital Trust IV (3)	12,500	-	-	12,500	-	-	-
Interest on debenture (3)	46,603	1,695	1,695	1,695	1,695	1,695	38,128
Stifel CAPCO LLC II non interest-bearing notes (4)	9,398	9,398	-	-	-	-	-
Liabilities subordinated to general creditors	10,082	1,391	1,474	1,722	2,328	3,167	-
Operating leases	200,035	38,000	32,515	27,359	23,958	20,122	58,081
Purchase obligations	35,088	23,507	9,009	2,318	236	16	2
Certificates of deposit	18,245	15,711	814	918	632	170	-
Contingent earn-out to UBS Financial Services, Inc. related to branch acquisition (5)	8,300	-	8,300	-	-	-	-
Commitment to fund partnership interests	1,300	-	-	-	-	-	-
Commitments to extend credit - Stifel Bank (6)	119,865	-	-	-	-	-	-
Federal Home Loan Bank advances	2,000	2,000	-	-	-	-	-
Voluntary plan to repurchase ARS (7)	119,508	41,375	78,133	-	-	-	-
	$775,184	$172,687	$136,550	$86,122	$33,459	$29,780	$195,421

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

(4)    We invested in zero coupon U.S. government securities in an amount sufficient to accrete to the repayment amount of the notes, which are placed in an irrevocable trust. At December 31, 2009, these securities had a carrying value of $8,332 and are included under the caption investments on the consolidated statements of financial condition.

(5)    Information concerning the UBS transaction is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

(6)    Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit and lines of credit which may expire without being funded and as such do not represent estimates of future cash flow.

(7)    Stifel Nicolaus' modified ARS repurchase offer where it will complete the repurchase of auction rate securities, at par, from its retail clients who purchased ARS through Stifel Nicolaus before the collapse of the ARS market in early 2008 no later than December 31, 2011. The amounts estimated for repurchase assume no issuer redemptions.

The contractual obligations table excludes uncertain tax position liabilities of $1,912 because we cannot make a reliable estimate of the timing of cash payments.

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

The following table sets forth the high, low, and daily average VaR for our institutional fixed income trading portfolio during the year ended December 31, 2009 and the daily VaR at December 31, 2009 and 2008 (in thousands, except rates):

	Year Ended December 31, 2009			VaR calculation at
	High	Low	Daily Average	December 31, 2009	December 31, 2008
Daily VaR	$5,849	$278	$1,097	$766	$467
Related portfolio value	$127,620	$91,566	$128,730	$138,053	$19,157
VaR as a percentage of portfolio value	4.58%	0.30%	0.85%	0.55%	2.44%

Stifel Bank's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bank is the matching of assets and liabilities of similar cash flow and repricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bank is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank's Board of Directors. Stifel Bank utilizes a third party vendor to analyze the available data.

The following table illustrates the estimated change in net interest margin at December 31, 2009 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	37.2%
+100	19.2%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at December 31, 2009 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$393,605	$9,899	$25,437	$7,301
Securities	89,015	38,053	214,624	236,478
Interest-bearing cash	112,596	-	-	-
	$595,216	$47,952	$240,061	$243,779

Interest-bearing liabilities:
Transaction accounts and savings	$616,828	$21,062	$356,220	$39,469
Certificates of deposit	15,106	590	2,548	-
Borrowings	2,000	-	-	-
	$633,934	$21,652	$358,768	$39,469
GAP	(38,718)	26,300	(118,707)	204,310
Cumulative GAP	$(38,718)	$(12,418)	$(131,125)	$73,185

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $792.1 million, and the fair value of the collateral that had been sold or repledged was $201.6 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under "Critical Accounting Policies and Estimates" in Item 7, Part II and "Legal Proceedings" in Item 3, Part I of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2007 financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2009, as described in Note 24.  Our procedures included (1) comparing the adjustment amounts to the Company's underlying accounting records and (2) testing the mathematical accuracy of the reconciliations of the segment amounts to the financial statement totals. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 financial statements of the Company other than with respect to the retrospective adjustments related to the change in composition of reportable segments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Stifel Financial Corp.

St. Louis, Missouri

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 24 to the consolidated financial statements, the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Stifel Financial Corp. and subsidiaries (the "Company") for the year ended December 31, 2007 (the 2007 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 24 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2007 consolidated financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 24 to the consolidated financial statements, present fairly, in all material respects, Stifel Financial Corp. and subsidiaries' results of operations and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 24 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied.  Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

St Louis, Missouri

February 28, 2008

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands)	2009	2008
Assets
Cash and cash equivalents	$161,820	$239,725
Cash segregated for regulatory purposes	19	40
Receivables:
Brokerage clients, net	383,222	280,143
Broker, dealers and clearing organizations	309,609	111,575
Securities purchased under agreements to resell	124,854	17,723
Trading securities owned, at fair value (includes securities pledged of $366,788 and $123,415, respectively)	454,891	122,576
Available-for-sale securities, at fair value	578,488	50,397
Held-to-maturity securities, at amortized cost	7,574	7,574
Loans held for sale	91,117	31,246
Bank loans, net	335,157	181,269
Bank foreclosed assets held for sale, net of estimated cost to sell	3,143	2,326
Investments	109,403	75,465
Fixed assets, net	62,115	47,765
Goodwill	166,725	128,278
Intangible assets, net	24,648	15,984
Loans and advances to financial advisors and other employees, net	185,123	105,767
Deferred tax assets, net	53,462	47,337
Other assets	115,986	92,955
Total Assets	$3,167,356	$1,558,145

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
(in thousands, except share and per share amounts)	2009	2008
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$90,800	$-
Payables:
Customers	214,883	156,495
Brokers, dealers and clearing organizations	90,460	29,691
Drafts	66,964	49,401
Securities sold under agreements to repurchase	122,533	2,216
Bank deposits	1,047,211	284,798
Federal Home Loan Bank advances	2,000	6,000
Trading securities sold, but not yet purchased, at fair value	277,370	98,934
Accrued compensation	166,346	130,037
Accounts payable and accrued expenses	113,364	100,528
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	9,398	19,998
	2,283,829	960,598
Liabilities subordinated to claims of general creditors	10,081	4,362
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 30,388,270 and 26,300,135 shares, respectively	4,558	3,945
Additional paid-in-capital	623,943	427,480
Retained earnings	244,615	168,993
Accumulated other comprehensive income/(loss)	1,302	(6,295)
	874,418	594,123
Treasury stock, at cost, 4,221 and 0 shares, respectively	(242)	-
Unearned employee stock ownership plan shares, at cost, 113,885 and 146,421 shares, respectively	(730)	(938)
	873,446	593,185
Total Liabilities and Shareholders' Equity	$3,167,356	$1,558,145

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Revenues:
Principal transactions	$458,188	$293,285	$139,248
Commissions	345,520	341,090	315,514
Investment banking	125,807	83,710	169,413
Asset management and service fees	112,706	119,926	101,610
Interest	46,860	50,148	59,071
Other income (1)	13,789	688	8,234
Total revenues	1,102,870	888,847	793,090
Interest expense	12,234	18,510	30,025
Net revenues	1,090,636	870,337	763,065

Non-interest expenses:
Compensation and benefits	718,115	582,778	543,021
Occupancy and equipment rental	89,741	67,984	57,796
Communications and office supplies	54,745	45,621	42,355
Commissions and floor brokerage	23,416	13,287	9,921
Other operating expenses	84,205	68,898	56,126
Total non-interest expenses	970,222	778,568	709,219

Income before income tax expense	120,414	91,769	53,846
Provision for income taxes	44,616	36,267	21,676
Net income	$75,798	$55,502	$32,170

Earnings per common share:
Basic	$2.68	$2.31	$1.48
Diluted	$2.35	$1.98	$1.25

Weighted average number of common shares outstanding:
Basic	28,297	24,069	21,754
Diluted	32,294	28,073	25,723

(1) For the year ended December 31, 2009, we recorded other-than-temporary impairment losses of $1,881. Total unrealized losses on the security recognized in other comprehensive income as a component of shareholders' equity at December 31, 2009 was $1,129.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders' Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2006	18,038	$2,706	$124,263	$94,651	$-	$-	$(1,355)	$220,265
Comprehensive income:
Net income	-	-	-	32,170	-	-	-	32,170
Net unrealized loss on securities, net of tax	-	-	-	-	(660)	-	-	(660)
Total comprehensive income	-	-	-	-	-	-	-	31,510
Purchase of treasury stock	-	-	-	-	-	(4,165)	-	(4,165)
Employee stock ownership plan purchases	-	-	882	-	-	-	208	1,090
Issuance of stock for employee benefit plans	1,162	174	(13,916)	(79)	-	450	-	(13,371)
Stock option exercises	407	61	1,196	(1,507)	-	3,220	-	2,970
Issuance of warrants	-	-	16,895	-	-	-	-	16,895
Warrant exercises	-	-	(15)	(15)	-	46	-	16
Unit amortization	-	-	38,101	-	-	-	-	38,101
Excess tax benefit from stock-based compensation	-	-	11,841	-	-	-	-	11,841
Issuance of shares - Ryan Beck acquisition	3,701	555	101,974	-	-	-	-	102,529
Acceleration of deferred compensation - Ryan Beck	-	-	16,673	-	-	-	-	16,673
Issuance of stock - private placement	12	2	198	-	-	-	-	200
Adoption of FIN 48	-	-	-	83	-	-	-	83
Balance at December 31, 2007	23,320	3,498	298,092	125,303	(660)	(450)	(1,146)	424,637
Comprehensive income:
Net income	-	-	-	55,502	-	-	-	55,502
Net unrealized loss on securities, net of tax	-	-	-	-	(6,634)	-	-	(6,634)
Reclassification adjustment for losses included in net income, net of tax	-	-	-	-	999	-	-	999
Total comprehensive income	-	-	-	-	-	-	-	49,867
Purchase of treasury stock	-	-	-	-	-	(12,141)	-	(12,141)
Employee stock ownership plan purchases	-	-	1,004	-	-	-	208	1,212
Issuance of stock for employee benefit plans	811	122	(21,480)	(9,951)	-	9,874	-	(21,435)
Stock option exercises	243	37	1,062	(1,861)	-	2,657	-	1,895
Warrant exercises	-	-	(4)	-	-	4	-	-
Unit amortization	-	-	52,593	-	-	-	-	52,593
Excess tax benefit from stock-based compensation	-	-	14,840	-	-	-	-	14,840
Ryan Beck contingent earn-out	289	43	11,277	-	-	56	-	11,376
Issuance of stock - public offering	1,495	224	64,145	-	-	-	-	64,369
Extinguishment of Stifel Financial Capital Trust IV	142	21	5,951	-	-	-	-	5,972
Balance at December 31, 2008	26,300	$3,945	$427,480	$168,993	$(6,295)	$-	$(938)	$593,185

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Shareholders' Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
	Shares	Amount	Capital	Earnings	income/(loss)	cost	Plan	Total
Balance at December 31, 2008	26,300	$3,945	$427,480	$168,993	$(6,295)	$-	$(938)	$593,185
Comprehensive income:
Net income	-	-	-	75,798	-	-	-	75,798
Unrealized gain on securities, net of tax	-	-	-	-	7,517	-	-	7,517
Unrealized loss on cash flow hedging activities, net of tax					80			80
Total comprehensive income	-	-	-	-	-	-	-	83,395
Purchase of treasury stock	-	-	572	-	-	(572)	-	-
Employee stock ownership plan purchases	-	-	1,347	-	-	-	208	1,555
Issuance of stock for employee benefit plans	738	110	(7,607)	(72)	-	102	-	(7,467)
Stock option exercises	354	53	986	(104)	-	228	-	1,163
Unit amortization	-	-	42,502	-	-	-	-	42,502
Excess tax benefit from stock-based compensation	-	-	13,337	-	-	-	-	13,337
Ryan Beck contingent earn-out	271	41	9,260	-	-	-	-	9,301
Issuance of stock - at the market offering	1,000	150	44,544	-	-	-	-	44,694
Issuance of stock - public offering	1,725	259	91,511	-	-	-	-	91,770
Warrant exercises	-	-	11	-	-	-	-	11
Balance at December 31, 2009	30,388	$4,558	$623,943	$244,615	$1,302	$(242)	$(730)	$873,446

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$75,798	$55,502	$32,170
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,978	17,027	15,663
Amortization of loans and advances to financial advisors and other employees	33,408	15,203	16,578
Accretion of discounts on available for sale securities	866	(593)	-
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	298	1,801	1,275
Deferred income taxes	(10,270)	(6,168)	(22,070)
Excess tax benefits from stock-based compensation	(13,337)	(14,840)	(11,841)
Warrant valuation adjustment	-	-	455
Gain on extinguishment of debt	-	(6,662)	(3,750)
Stock-based compensation	47,962	54,356	56,381
(Gains)/losses on investments	14,303	10,843	(1,225)
Other, net	2,455	254	46
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(79,688)	215,146	(221,017)
Brokers, dealers and clearing organizations	(198,034)	70,036	(45,231)
Securities purchased under agreements to resell	(107,131)	(4,478)	142,900
Loans originated as held for sale	(874,786)	(322,809)	(20,279)
Proceeds from mortgages held for sale	848,045	293,544	17,173
Trading securities owned, including those pledged	(332,315)	4,624	285,546
Loans and advances to financial advisors and other employees	(108,327)	(49,065)	(45,072)
Other assets	(14,115)	6,475	15,919
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Customers	58,388	(3,245)	31,064
Brokers, dealers and clearing organizations	62,181	(21,594)	5,111
Drafts	17,563	(2,081)	16,582
Trading securities sold, but not yet purchased	178,436	61,616	(226,627)
Other liabilities and accrued expenses	25,072	(24,599)	33,003
Net cash (used in) provided by operating activities	$(347,250)	$350,293	$72,754

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Investing Activities:
Proceeds from:
Sale or maturity of investments	$57,515	$63,428	$64,065
Maturities, calls and principal paydowns on available for sale securities	49,259	43,950	-
Sale of property	-	766	1,131
Sale of bank foreclosed assets held for sale	3,734	1,340	691
Decrease/(increase) in bank loans, net	(2,626)	(60,314)	(27,103)
Excess cash acquired over cash disbursed in Ryan Beck acquisition	-	-	3,545
Payments for:
Purchase of available for sale securities	(568,910)	(24,909)	(70,541)
Acquisitions, net	(251,652)	(10,589)	(33,329)
Purchase of investments	(105,275)	(76,396)	(63,441)
Purchase of fixed assets	(27,892)	(21,647)	(25,607)
Purchase of bank foreclosed loans held for sale	(4,966)	(2,093)	(123)
Net cash used in investing activities	(850,813)	(86,464)	(150,712)
Cash Flows from Financing Activities:
Net proceeds/(payments) for short-term borrowings from banks	90,800	(127,850)	(67,750)
Securities sold under agreements to repurchase	120,317	2,216	-
Increase in bank deposits, net	762,413	92,317	97,215
Increase/(decrease) in securities loaned	(1,412)	(114,211)	47,619
Issuance of debentures to Stifel Financial Capital Trust III	-	-	35,000
Issuance of debentures to Stifel Financial Capital Trust IV	-	-	35,000
Excess tax benefits from stock-based compensation	13,337	14,840	11,841
Proceeds from offering of common stock, net	136,464	64,369	200
Issuance of common stock	2,719	2,580	1,856
Reissuance of treasury stock	820	727	628
Proceeds from/(payments to) Federal Home Loan Bank advances and other secured financing	(4,000)	6,000	(11,035)
Calling of Stifel Financial Capital Trust I	-	-	(34,500)
Extinguishment of debenture to Stifel Financial Capital Trust IV	-	-	(6,250)
Extinguishment of subordinated debt	(1,300)	(914)	(720)
Repurchase of stock for treasury	-	(12,141)	(4,165)
Net cash provided by (used in) financing activities	1,120,158	(72,067)	104,939

(Decrease)/increase in cash and cash equivalents	(77,905)	197,762	26,981
Cash and cash equivalents at beginning of year	239,725	47,963	20,982
Cash and cash equivalents at end of year	$161,820	$239,725	$47,963

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$15,617	$31,966	$21,031
Cash paid for interest	12,066	19,375	29,316
Noncash investing and financing activities:
Units, net of forfeitures	$89,633	$65,609	$73,267
Payment of Ryan Beck contingent earn-out	9,301	11,376	-
Liabilities subordinated to claims of general creditors	3,166	4,050	1,474
Extinguishment of debenture to Stifel Financial Capital Trust IV	-	5,975	-
Stock and warrants issued for Ryan Beck acquisition	-	-	118,969
Exchange of Ryan Beck appreciation units for restricted stock units	-	-	16,895

See accompanying Notes to Consolidated Financial Statements.

 STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

NOTE 1 - Nature of Operations and Basis of Presentation

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

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly-owned subsidiaries, principally Stifel Nicolaus & Company, Incorporated. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms "we," "us," "our," or "our company" in this report refer to Stifel Financial Corp. and its wholly-owned subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts. We consider significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions and estimates, to be: the fair value of investments; the accrual for litigation; the allowance for doubtful receivables from loans and advances to financial advisors and other employees; the allowance for loan losses; derivative instruments and hedging activities; the fair value of goodwill and intangible assets; the provision for income taxes and related tax reserves; and the estimation of forfeitures associated with stock-based compensation. Actual results could differ from those estimates.

Certain amounts from prior periods have been reclassified to conform to the current period's presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements was not material.

Consolidation Policies

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. We also have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. In determining whether to consolidate these entities or not, we determine whether the entity is a voting interest entity or a variable interest entity ("VIE").

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently; and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity's activities. We consolidate voting interest entities when we determine that there is a controlling financial interest, usually ownership of all, or a majority of, the voting interest.

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that will either: (i) absorb a majority of the VIEs expected losses; (ii) receive a majority of the VIEs expected returns; or (iii) both.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less that are not segregated to be cash equivalents. Cash and cash equivalents include money market mutual funds, deposits with banks, certificates of deposit, and federal funds sold. Cash and cash equivalents also include balances that Stifel Bank maintains at the Federal Reserve Bank.

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2009.

Brokerage Client Receivables and Allowance for Doubtful Accounts

Brokerage client receivables include receivables of our company's broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. Brokerage client receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry.  The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

Securities Borrowed and Securities Loaned

Securities borrowed require our company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, we receive collateral in the form of cash in an amount equal to the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. We monitor the market value of securities borrowed and loaned generally on a daily basis, with additional collateral obtained or refunded as necessary. Fees received or paid are recorded in interest revenue or interest expense.

Substantially all of these transactions are executed under master netting agreements, which gives us right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set-off in the consolidated statements of financial condition.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. We obtain control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. We value collateral on a daily basis, with additional collateral obtained when necessary to minimize the risk associated with this activity.

Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments and trading securities sold, but not yet purchased. Other than those separately discussed in the notes to the consolidated financial statements, the remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

Fair Value Hierarchy

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. We have categorized our financial instruments measured at fair value into a three-level classification in accordance with ASC 820, "Fair Value Measurement and Disclosures," which established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

A substantial percentage of the fair value of our trading securities and other investments owned, trading securities pledged as collateral, available-for-sale securities and trading securities sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

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

The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value. See Note 5 for additional information on how we value our financial instruments.

Available-for-Sale Securities

Securities available for sale are recorded at fair value based on quoted prices for similar securities in active markets and other observable market data. Securities available for sale include U.S. agency notes, state and municipal securities, U.S. agency, non-agency and commercial mortgage-backed securities, corporate debt securities, and asset-backed securities. We evaluate these securities for other-than-temporary impairment on a quarterly basis. If we determine other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. Factors we consider in determining whether an impairment is other-than-temporary are the length of time and extent of the impairment, the credit rating of the securities and the issuer, whether the issuer continues to make the contractual cash payments, whether we believe the issuer will be able to continue to make the contractual payments until the value recovers or the securities mature and our company's ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we will not recover our investment in the securities.

Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income/(loss) included in shareholders' equity. Amortization of premiums and accretion of discounts are recorded as interest income using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue on the consolidated statements of operations.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company's positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized debt obligation securities. We evaluate these securities for other-than-temporary impairment on a quarterly basis. If we determine other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Declines in market value below cost and any gains or losses on the sale of these assets are recognized in other revenues on the consolidated statements of operations. Market value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold.

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

In addition, impairment is measured on a loan-by-loan basis for commercial and construction loans and a specific allowance is established for individual loans determined to be impaired. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Bank Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank are held for sale and initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. These valuations are performed by a third-party appraisal firm. Revenue and expense from operations and changes in the valuation allowance are included in other income or other operating expense on the consolidated statements of operations.

Investments

Investments on the consolidated statements of financial condition contain investments in securities that are marketable and securities that are not readily marketable. These investments are not included in our broker-dealer trading inventory or available-for-sale or held-to-maturity portfolios and represent the acquiring and disposing of debt or equity instruments for our benefit.

Our broker-dealer subsidiaries report changes in fair value of marketable and non-marketable securities through current period earnings based on guidance provided by the AICPA Audit and Accounting Guide, "Brokers and Dealers in Securities." The fair value of marketable investments is generally based on either quoted market or dealer prices. The fair value of non-marketable securities is based on management's estimate using the best information available, which consists of quoted market prices for similar securities and internally developed discounted cash flow models.

Fixed Assets

Office equipment is depreciated on an accelerated basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Office equipment, leasehold improvements, and property are stated at cost net of accumulated depreciation and amortization. Office equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, we estimate the fair value of each of our company's reporting units (generally defined as the businesses for which financial information is available and reviewed regularly by management), and compare it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, we are required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. We have elected July 31 as our annual impairment testing date.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company's overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at December 31, 2009 and 2008 was $2,492 and $2,483, respectively, with associated loss allowances of $1,500 and $1,186, respectively.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repurchasee agreements") are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. We make delivery of securities sold under agreements to repurchase and monitor the value of these securities on a daily basis. When necessary, we will deliver additional collateral.

Derivative Instruments and Hedging Activities

Stifel Bank recognizes all of its derivative instruments at fair value as either assets or liabilities on the consolidated statements of financial condition. These instruments are recorded in other assets or accounts payable and accrued expenses on the consolidated statements of financial condition and in the operating section of the consolidated statement of cash flows as increases or decreases of other assets and accounts payable and accrued expenses. Our company's policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments under ASC 815, "Derivatives and Hedging," we must also designate the hedging instrument or transaction, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2009, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 16 for additional detail.

Revenue Recognition

Customer security transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Commission revenues are recorded at the amount charged to the customer, which, in certain cases, may include varying discounts. Principal securities transactions are recorded on a trade date basis. We distribute our proprietary equity research products to our client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

Investment banking revenues include advisory fees, management fees, underwriting fees, net of reimbursable expenses, and sales credits earned in connection with the distribution of the underwritten securities. Investment banking management fees are recorded on the offering date, sales credits on the trade date, and underwriting fees at the time the underwriting is completed and the income is determinable. Revenues derived from contractual arrangements, typically advisory fees, are recorded when payments are earned and contractually due. Expenses associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. For the periods presented, there were no significant expenses recognized for incomplete transactions. We have not recognized any incentive income that is subject to contingent repayments.

Asset management and service fees are recorded when earned based on the month-end assets in the accounts and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees on managed accounts.

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in "Accounts payable and accrued expenses" on the consolidated statements of financial condition and amortize the deferred rent over the lease term as a reduction to rent expense on the consolidated statements of operations.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our company's assets and liabilities. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in income tax expense. See Note 23 for further information regarding income taxes.

Recently Adopted Accounting Guidance

Financial Accounting Standards Board ("FASB") Accounting Standards Codification

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification"), which will serve as the single source of authoritative non-governmental generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. This guidance is effective for interim and annual reporting periods ending after September 15, 2009 (September 30, 2009 for our company) and has impacted our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Subsequent Events

In May 2009, the FASB issued new guidance on the treatment of subsequent events. Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet. Unrecognized subsequent events are events or transactions that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements were issued. Recognized subsequent events are recorded in the financial statements and unrecognized subsequent events are excluded from the financial statements but disclosed in the notes to the financial statements if their effect is material. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 (June 30, 2009 for our company). See Note 29 for a discussion of our analysis of subsequent events under the new guidance.

Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance that provides additional assistance in estimating fair value of financial instruments when the volume and level of activity for the asset or liability have significantly decreased, including how to identify circumstances that indicate a transaction is distressed. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 (June 30, 2009 for our company). The adoption did not have an impact on our consolidated financial statements. See Note 6 for further discussion of fair value.

In September 2006, the FASB issued new guidance, which defined fair value, established guidelines for measuring fair value and expanded disclosures regarding fair value measurements. The FASB delayed the application of the guidance for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 (January 1, 2009 for our company). The adoption did not have an impact on our consolidated financial statements.

Consolidation

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years (January 1, 2010 for our company). We are currently evaluating the impact the new standards will have on our consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities, which replaced the pre-existing "intent and ability" indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings and amounts related to all other factors, which are recognized in other comprehensive income (loss). We adopted these standards in the second quarter of 2009. See Note 8 for further information regarding our available-for-sale and held-to-maturity securities.

Derivatives

In September 2008, the FASB issued additional guidance, which requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This new guidance also amends previous guidance related to accounting for guarantees to require additional disclosure about the current status of the payment/performance risk of a guarantee. These new provisions are effective for reporting periods ending after November 15, 2008 (January 1, 2009 for our company). These provisions further clarify the effective date of new disclosure requirements regarding derivative instruments and hedging activities. Since the new guidance only required additional disclosures, the adoption did not impact our consolidated financial statements.

In March 2008, the FASB issued new standards that require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. We adopted these new standards in the first quarter of 2009. See Note 16 for further information regarding derivative instruments and related hedged items.

Business Combinations

In April 2009, the FASB issued new standards that provided guidance on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in business combinations. This new guidance is effective for assets or liabilities arising from contingencies in business combinations occurring after January 1, 2009. See Note 3 for further information regarding our acquisitions.

In April 2008, the FASB issued new standards that provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for our company) and interim periods within those fiscal years. The adoption did not have an impact on our consolidated financial statements.

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. We adopted these standards in the first quarter of 2009. See Note 3 for further information regarding our acquisitions.

Recently Issued Accounting Guidance

Fair Value of Financial Instruments

In January 2010, the FASB revised their guidance for disclosures about fair value measurements, which will require a greater level of clarity and additional disclosures about valuation techniques and inputs into fair value measurements. These new standards are effective for interim and annual periods ending after December 15, 2009 (January 1, 2010 for our company), except for certain disclosures included in the rollforward of activity in Level III fair value measurements, which are effective for annual periods beginning after December 15, 2010, and interim periods within those years. Since the new guidance will only require additional disclosures, we do not expect the adoption to have an impact on our consolidated financial statements.

NOTE 3 - Acquisitions

UBS Wealth Management Americas Branch Network

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009 and October 16, 2009. This acquisition further expands our private client footprint. Pro forma information is not presented because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the "SEC"). The results of operations of the Acquired Locations have been included in our results prospectively from the respective acquisition dates.

The transaction was structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. The payments to UBS in conjunction with all four closings of $252,153 were funded by available liquidity and included: (i) an upfront cash payment of $28,817 based on the actual number of branches and financial advisors acquired by Stifel Nicolaus; and (ii) aggregate payment of $15,901 for net fixed assets, employee forgivable loans and other assets, and (iii) securities-based and margin loans of $207,435 that were collateralized by securities included in customer accounts converted to the Stifel platform. In addition, a contingent earn-out payment is payable based on the performance of those UBS financial advisors who joined Stifel Nicolaus, over the two-year period following the closing. We have recognized a liability of $8,300 for estimated earn-out payments over the two-year period. The liability is included in "Accounts payable and accrued expenses" on the consolidated statements of financial condition at December 31, 2009.

As a result of all four closings, we converted approximately $16.0 billion in customer assets, which included $1.8 billion in money market accounts and Federal Deposit Insurance Corporation ("FDIC")-insured balances to the Stifel Nicolaus platform.

This acquisition is being accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the respective acquisition dates. Goodwill of $33,377 is calculated as the purchase premium after adjusting for the fair value of the net assets acquired and represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of the hired financial advisors and the conversion of the customer accounts to the Stifel platform. During the fourth quarter of 2009, we continued the analysis of the fair values of the contingent earn-out liability, net assets of the Acquired Locations and purchase price allocation of the net assets of the Acquired Locations. We recorded an increase to goodwill of $4,836 as a result. The change was predominantly related to recording an intangible asset for customer relationships as a result of the purchase price allocation. The goodwill has been allocated to our Global Wealth Management segment. Goodwill is expected to be deductible for federal income tax purposes.

Butler, Wick & Co., Inc.

On December 31, 2008, we closed on the acquisition of Butler, Wick & Co., Inc. ("Butler Wick"), a privately-held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. We acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends our company's geographic reach in the Ohio Valley region. The purchase price of $12,000 was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values and consolidated in our company's financial statements. Revisions to the allocation will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. Pro forma information is not presented because the acquisition is not considered to be material. Butler Wick's results of operations have been included in our results prospectively from January 1, 2009.

Ryan Beck & Company, Inc. Earn-Out

On February 28, 2007, we completed the acquisition of Ryan Beck & Company, Inc. ("Ryan Beck"), a full-service brokerage and investment banking firm and wholly-owned subsidiary of BankAtlantic Bancorp, Inc. Pursuant to the stock purchase agreement, an additional earn-out payment was payable based on the achievement of defined revenues over the two year period following the closing. We paid the final earn-out payment of $9,301 related to the two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share in the first quarter of 2009, with partial shares paid in cash.

NOTE 4 - Assets and Liabilities Held for Sale

On December 30, 2009, Stifel Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of a branch office to Anheuser-Busch Employees' Credit Union. Under the terms of the agreement, Anheuser-Busch Employees' Credit Union is to assume $20,773 of deposits, and will purchase $33,129 of loans as well as certain other assets, including the building and office equipment of $661. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010.

The assets and liabilities associated with the branch office are reflected in 'Loans held for sale", "Other assets" and "Deposits" on the consolidated statements of financial condition as of December 31, 2009, respectively, at the lower of their carrying value or fair value less costs to sell. The branch sale has not been classified as discontinued operations as Stifel Bank will have on-going banking operations in this market.

NOTE 5 - Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at December 31, 2009 and 2008, included (in thousands):

	December 31, 2009	December 31, 2008
Deposits paid for securities borrowed	$147,325	$49,784
Receivable from clearing organizations	97,658	57,954
Securities failed to deliver	64,626	3,837
	$309,609	$111,575

Amounts payable to brokers, dealers and clearing organizations at December 31, 2009 and 2008, included (in thousands):

	December 31, 2009	December 31, 2008
Securities failed to receive	$73,793	$8,811
Deposits received from securities loaned	16,667	16,987
Payable to clearing organizations	-	3,893
	$90,460	$29,691

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 6 - Fair Value of Financial Instruments

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

Cash equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Actively traded money market funds are measured at their net asset value, which approximates fair value, and classified as Level I.

Financial instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level I. Level I financial instruments include highly liquid instruments with quoted prices such as equities listed in active markets, corporate obligations and certain U.S. Treasury bonds and other government obligations.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows and reported as Level II. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level II financial instruments generally include certain equity securities not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, certain bank notes, and certain mortgage-backed and asset-backed securities.

Level III financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level III financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities that have experienced low volumes of executed transactions; equity securities with unobservable inputs, certain corporate obligations with unobservable pricing inputs, certain airplane trust certificates, limited partnerships, and other investments. Our Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level III corporate bonds are valued using prices from comparable securities.

Investments

Investments in public companies are valued based on quoted prices in active markets and reported in Level I. Investments in certain equity securities with unobservable inputs and auction-rate securities for which the market has been dislocated and largely ceased to function are reported as Level III assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction-rate securities are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models.

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

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2009 (in thousands):

	December 31, 2009
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$3,824	$3,824	$-	$-
Trading securities owned:
U.S. government agency securities	158,724	-	158,724	-
U.S. government securities	20,254	20,254	-	-
Corporate securities:
Fixed income securities	209,950	36,541	172,166	1,243
Equity securities	18,505	18,505	-	-
State and municipal securities	47,458	-	47,458	-
Total trading securities owned	454,891	75,300	378,348	1,243
Available-for-sale securities:
U.S. government agency securities	1,011	-	1,011	-
State and municipal securities	992	-	992	-
Mortgage-backed securities:
Agency	433,019	-	433,019	-
Non-agency	38,466	-	38,466	-
Commercial	47,640	-	47,640	-
Corporate fixed income securities	42,890	32,204	10,686	-
Asset-backed securities	14,470	-	11,777	2,693
Total available-for-sale securities	578,488	32,204	543,591	2,693
Investments:
Corporate equity securities	2,671	2,671	-	-
Mutual funds	28,597	28,597	-	-
U.S. government securities	7,266	7,266	-	-
Auction rate securities:
Equity securities	46,297	-	-	46,297
Municipal securities	9,706	-	-	9,706
Other	6,536	672	438	5,426
Total investments	101,073	39,206	438	61,429
	$1,138,276	$150,534	$922,377	$65,365

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$127,953	$127,953	$-	$-
U.S. government agency securities	1,537	-	1,537	-
Corporate securities:
Fixed income securities	122,491	11,744	110,747	-
Equity securities	25,057	25,057	-	-
State and municipal securities	332	-	332	-
Total trading securities sold, but not yet purchased	277,370	164,754	112,616	-
Derivative contracts	78	-	78	-
	$277,448	$164,754	$112,694	$-

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2008 (in thousands):

	December 31, 2008
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$172,589	$172,589	$-	$-
Trading securities owned:
U.S. government agency securities	26,525	-	26,525	-
U.S. government securities	13,876	13,876	-	-
Corporate securities:
Fixed income securities	43,131	11,820	27,150	4,161
Equity securities	14,094	14,094	-	-
State and municipal securities	24,950	4,397	20,553	-
Total trading securities owned	122,576	44,187	74,228	4,161
Available-for-sale securities:
U.S. government agency securities	8,591	-	8,591	-
State and municipal securities	1,531	-	1,531	-
Mortgage-backed securities:
Agency	12,430	-	12,430	-
Non-agency	17,422	-	17,422	-
Asset-backed securities	10,423	-	-	10,423
Total available-for-sale securities	50,397	-	39,974	10,423
Investments:
Corporate equity securities	2,668	2,668	-	-
Mutual funds	23,082	23,082	-	-
U.S. government securities	7,132	9	7,123	-
Auction rate securities:
Equity securities	11,470	-	-	11,470
Municipal securities	7,039	-	-	7,039
Other	5,678	90	419	5,169
Total investments	57,069	25,849	7,542	23,678
	$402,631	$242,625	$121,744	$38,262

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$33,279	$33,279	$-	$-
Corporate securities:
Equity securities	3,489	3,489	-	-
Fixed income securities	62,012	24,081	37,931	-
State and municipal securities	154	-	154	-
	$98,934	$60,849	$38,085	$-

Our company's investment in a U.S. government security used to fund our venture capital activities in qualified Missouri businesses is classified as held-to-maturity and is not subject to fair value accounting; therefore, it is not included in the above analysis of fair value at December 31, 2009 and 2008. This investment is included in "Investments" on the consolidated statements of financial condition at December 31, 2009 and 2008.

The following table summarizes the changes in fair value carrying values associated with Level III financial instruments during the year ended December 31, 2009 (in thousands):

	Balance at December 31, 2008	Purchases/ (sales), net	Net transfers in/(out)	Realized gains/ (losses)(1)	Unrealized gains/ (losses)(1)(2)	Balance at December 31, 2009
Assets:
Trading securities owned:
Corporate fixed income securities	$4,161	$(4,020)	$236	$1,448	$(582)	$1,243
Available-for-sale securities:
Asset-backed securities	10,423	(4,450)	-	-	(3,280)	2,693
Investments:
Auction rate securities:
Equity securities	11,470	36,690	-	-	(1,863)	46,297
Municipal securities	7,039	2,725	-	-	(58)	9,706
Other	5,169	350	(503)	-	410	5,426
Total investments	23,678	39,765	(503)	-	(1,511)	61,429
	$38,262	$31,295	$(267)	$1,448	$(5,373)	$65,365

(1)    Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income on the consolidated statements of operations.

(2)    Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income/(loss).

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level I or Level II valued assets or liabilities. We did not have any Level III liabilities at December 31, 2009 and 2008. The changes to our company's Level III classified instruments were principally a result of: purchases of auction rate securities ("ARS") from our customers, principal pay-downs of our available-for-sale securities, unrealized gains and losses, and redemptions of ARS at par during the year ended December 31, 2009. There were no changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2009 relating to Level III assets still held at December 31, 2009.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents *	$161,820	$161,820	$239,725	$239,725
Cash segregated for regulatory purposes *	19	19	40	40
Securities purchased under agreements to resell *	124,854	124,854	17,723	17,723
Trading securities owned	454,891	454,891	122,576	122,576
Available-for-sale securities	578,488	578,488	50,397	50,397
Held-to-maturity securities	7,574	4,276	7,574	6,250
Loans held for sale *	91,117	91,117	31,246	31,246
Bank loans	335,157	332,437	181,269	181,269
Investments	109,403	109,403	75,465	75,465
Financial liabilities
Non-interest bearing deposits	$19,521	$19,013	$23,162	$23,162
Interest-bearing deposits	1,027,690	1,027,403	261,636	261,636
Securities sold under agreements to repurchase *	122,533	122,533	2,216	2,216
Federal Home Loan Bank advances *	2,000	2,000	6,000	6,000
Trading securities sold but not yet purchased	277,370	277,370	98,934	98,934
Derivatives	78	78	-	-
Liabilities subordinated to the claims of general creditors	10,081	9,299	4,362	7,552

* The carrying amount approximates fair value.

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2009 and 2008.

Financial Assets

Securities purchased under agreements to resell

Securities purchased under agreements to resell are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2009 and 2008 approximate fair value.

Trading securities owned

Trading securities owned are recorded at fair value based on quoted prices in active markets and other observable market data. Trading securities owned include highly liquid instruments with quoted prices such as certain U.S. Treasury bonds, corporate bonds, certain municipal securities and equities listed in active markets.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Certain corporate bonds are classified as Level III, which indicates there is less frequent or nominal market activity or the lack of multiple broker quotes. The corporate bonds classified as Level III are valued using prices from comparable securities.

Securities available for sale

Securities available for sale are recorded at fair value based on quoted prices for similar securities in active markets and other observable market data. Securities available for sale include U.S. agency notes, state and municipal securities, U.S. agency, non-agency and commercial mortgage-backed securities, corporate debt securities, and asset-backed securities.

Certain securities available for sale are classified as Level III, the majority of which are asset-backed securities, consisting of collateral loan obligation securities that have experienced low volumes of executed transactions. Classification of Level III indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows.

Held-to-maturity securities

Securities held to maturity are recorded at amortized cost based on our company's positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized debt obligation securities. The fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

The decrease in fair value below the carrying amount at December 31, 2009 and 2008 is primarily due to unrealized losses that were caused primarily by: widening of credit spreads; illiquid markets for collateralized debt obligations; global disruptions in the credit markets; increased supply of collateralized debt obligation secondary market securities from distressed sellers; and difficult times in the banking sector, which has lead to a significant amount of bank failures.

Loans held for sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying value as of December 31, 2009 and 2008 approximates fair value.

Bank Loans

The fair values of mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The carrying value at December 31, 2008 approximated fair value.

Investments

Investments in public companies are valued based on quoted prices in active markets and reported. Investments in certain equity securities with unobservable inputs and auction-rate securities for which the market has been dislocated and largely ceased to function are reported as Level III assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction-rate securities are valued based upon our expectations of issuer redemptions and using internal models.

Financial liabilities

Non-interest bearing deposits

The fair value of non interest-bearing deposits was estimated using a discounted cash flow method.

Interest bearing deposits

The fair values of money market and savings accounts were the amounts payable on demand at December 31, 2009 and 2008, and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2009 and 2008 approximate fair value.

Trading securities sold but not yet purchased

Trading securities sold but not purchased are recorded at fair value based on quoted prices in active markets and other observable market data. Trading securities owned include highly liquid instruments with quoted prices such as certain U.S. Treasury bonds, corporate bonds, certain municipal securities and equities listed in active markets.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Derivative Liabilities

Most of our derivatives are not exchange traded but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. These derivatives are included in "Accounts payable and accrued expenses" on the consolidated statements of financial condition.

Liabilities subordinated to claims of general creditors

The fair value of subordinated debt was measured using the interest rates commensurate with borrowings of similar terms.

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

NOTE 7 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at December 31, 2009 and 2008, are as follows (in thousands):

	December 31, 2009	December 31, 2008
Trading securities owned:
U.S. government agency securities	$158,724	$26,525
U.S. government securities	20,254	13,876
Corporate securities:
Fixed income securities	209,950	43,131
Equity securities	18,505	14,094
State and municipal securities	47,458	24,950
	$454,891	$122,576
Trading securities sold, but not yet purchased:
U.S. government securities	$127,953	$-
U.S. government agency securities	1,537	33,279
Corporate securities:
Fixed income securities	122,491	3,489
Equity securities	25,057	62,012
State and municipal securities	332	154
	$277,370	$98,934

At December 31, 2009 and 2008, trading securities owned in the amount of $366,788 and $123,415, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings from banks.

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

NOTE 8 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity
Asset-backed securities	$7,574	-	(3,298)	$4,276

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income/(loss).

	December 31, 2008
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$8,447	$144	$-	$8,591
State and municipal securities	1,513	19	(1)	1,531
Mortgage-backed securities:
Agency	12,821	-	(391)	12,430
Non-agency	23,091	-	(5,669)	17,422
Asset-backed securities	11,400	-	(977)	10,423
	$57,272	$163	$(7,038)	$50,397

Held-to-maturity
Asset-backed securities (2)	$7,574	-	(1,324)	$6,250

(1)  Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income/(loss).

(2)  Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

During the year ended December 31, 2009, available-for-sale securities with an aggregate par value of $7,500 were called by the issuing agencies or matured resulting in no gains or losses recorded on the consolidated statements of operations. Additionally, during the year ended December 31, 2009, Stifel Bank received principal payments on asset-backed and mortgage-backed securities of $40,474. During the year ended December 31, 2009, unrealized gains, net of deferred taxes, of $6,244 were recorded in accumulated other comprehensive income/(loss). During the year ended December 31, 2008, unrealized losses, net of deferred tax benefits, of $5,635 were recorded in accumulated other comprehensive income/(loss).

On June 30, 2008, we transferred a $10,000 par value asset backed security, consisting of investment-grade trust preferred securities related primarily to banks, with an amortized cost basis of $10,069 from our available-for-sale securities portfolio to our held-to-maturity portfolio. This security was transferred at the estimated fair value of $7,574. The gross unrealized loss of $2,495 included in accumulated other comprehensive income is being amortized as an adjustment of yield over the remaining life of the security. The estimated fair value of the held-to-maturity security at December 31, 2009 was $4,276. The estimated fair value was determined using several factors; however, primary weight was given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

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

December 31, 2009
Held-to-maturity:
Original Amortized cost (1)	$10,069
Impairment losses	(1,881)
Amortized cost	8,188
Non-credit related impairment losses on securities not expected to be sold	(614)
Carrying value (2)	$7,574

(1) For securities transferred to held-to-maturity from available-for-sale, original amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment previously recognized in earnings.

(2) Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$7,818	$7,973	$-	$-
After one year through three years	29,176	30,649	-	-
After three years through five years	9,021	10,122	-	-
After five years through ten years	9,966	10,619	-	-
After ten years	-	-	7,574	4,276

Mortgage-backed securities
After three years through five years	10,033	9,866	-	-
After five years through ten years	24,948	24,783	-	-
After ten years	485,018	484,476	-	-
	$575,980	$578,488	$7,574	$4,276

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $76,502 and $39,570 at December 31, 2009 and 2008, respectively.

Certain investments in the available-for-sale portfolio at December 31, 2009 are reported on the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at December 31, 2009 was $223,972, which was 38.7% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $228,093 at December 31, 2009. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates, the widening of credit spreads and liquidity issues that have had a pervasive impact on the market.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at December 31, 2009 (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities:
Agency	$(1,512)	$174,504	$(170)	$10,494	$(1,682)	$184,998
Non-agency	(341)	9,832	(1,780)	9,440	(2,121)	19,272
Commercial	(167)	9,866	(150)	9,836	(317)	19,702
	$(2,020)	$194,202	$(2,100)	$29,770	$(4,120)	$223,972

Our company's available-for-sale securities are reviewed quarterly in accordance with its accounting policy for other-than-temporary impairment. Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to changes in interest rates, the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market and because we have the ability and intent to hold these investments until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of December 31, 2009.

Other-Than-Temporary Impairment

We evaluate our investment securities portfolio on a quarterly basis for other-than-temporary impairment ("OTTI"). We assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not to be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while noncredit-related OTTI is recognized in other comprehensive income/(loss). For securities which we expect to sell, all OTTI is recognized in earnings.

Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. We applied the related OTTI guidance on the debt security types listed below.

Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We engaged a third party specialist with direct industry experience in pooled trust preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC 820, "Fair Value Measurements and Disclosures."

Based on the evaluation, we recognized other-than-temporary impairment of $1,881 related to credit through earnings for the year ended December 31, 2009. For the impaired security, unrealized losses not related to credit and therefore recognized in other comprehensive income was $1,129 (net of tax was $614) as of December 31, 2009. Cumulative other-than-temporary impairment related to credit losses recognized in earnings for our held-to-maturity security is as follows (in thousands):

2009
Beginning balance of OTTI credit losses recognized for securities held at the period for which a portion of OTTI was recognized in OCI	$-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	-
Additional increases to the amount related to credit loss for which an OTTI was not previously recognized	1,881
Reductions for securities sold during the period	-
Ending balance of the amount related to credit losses held at the end of the period for which a portion of OTTI was recognized in OCI	$1,881

As of December 31, 2009, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. We have reviewed our asset-backed portfolio with independent third parties and do not believe there is additional OTTI from these securities other than what has already been recorded. We do not intend to sell, nor do we believe we will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, do not consider them to be other-than-temporarily impaired at December 31, 2009.

NOTE 9 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at December 31, 2009 and 2008 (in thousands, except percentages):

	December 31, 2009		December 31, 2008
	Balance	Percent	Balance	Percent
Consumer (1)	$227,436	67.8%	$19,662	10.5%
Residential real estate	52,086	15.5	58,778	31.4
Home equity lines of credit	33,369	10.0	28,612	15.3
Commercial	11,294	3.4	27,538	14.7
Commercial real estate	10,152	3.0	38,446	20.6
Construction and land	952	0.3	13,968	7.5
	335,289	100.0%	187,004	100.0%
Unamortized loan origination costs, net of loan fees	1,556		591
Loans in process	14		(3,878)
Allowance for loan losses	(1,702)		(2,448)
	$335,157		$181,269

(1)       Includes stock-secured loans of $226,527 and $18,861 at December 31, 2009 and 2008, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007*
Allowance for loan losses, beginning of period	$2,448	$1,685	$-
Acquisition of Stifel Bank	-	-	1,127
Provision for loan losses	604	1,923	558
Charge-offs:
Construction and land	(859)	(493)	(2)
Commercial real estate	(294)	(253)	-
Real estate construction loans	(213)	(414)	-
Other	(25)	-	-
Total charge-offs	(1,391)	(1,160)	(2)
Recoveries	41	-	2
Allowance for loan losses, end of period	$1,702	$2,448	$1,685

Net charge-offs to average bank loans outstanding, net	0.58%	0.64%	0.00%

* The results of Stifel Bank are included prospectively from April 2, 2007, the date of acquisition.

At December 31, 2009 and 2008, Stifel Bank had mortgage loans held for sale of $91,117 and $31,246, respectively. Included in loans held for sale are loans that are expected to be assumed as part of the sale of Stifel Bank's branch office of $33,129. See Note 4 for further discussion. For the years ended December 31, 2009 and 2008, Stifel Bank recognized a gain of $4,138 and $2,089, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans. For the year ended December 31, 2007, the gain recognized from the sale of loans originated for sale was insignificant.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At December 31, 2009, Stifel Bank had $1,368 of non-accrual loans that were more than 90 days past due, for which there was a specific allowance of an insignificant amount. Further, Stifel Bank had $533 in troubled debt restructurings at December 31, 2009. At December 31, 2008, Stifel Bank had $573 in non-accrual loans, for which there was a specific reserve of $189. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008. Stifel Bank has no exposure to sub-prime mortgages. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the consolidated financial statements.

At December 31, 2009 and 2008, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $590 and $1,578, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $994 and $48, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

NOTE 10 - Fixed Assets

The following is a summary of fixed assets as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Furniture and equipment	$92,126	$70,049
Building and leasehold improvements	41,434	31,791
Total	133,560	101,840
Less accumulated depreciation	(71,445)	(54,075)
	$62,115	$47,765

* Excludes building owned by Stifel Bank that is included in 'Other assets' at December 31, 2009.

For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization of owned furniture and equipment, and leasehold improvements totaled $17,605, $12,948, and $10,643, respectively, and are included in "Occupancy and equipment rental" on the consolidated statements of operations.

NOTE 11 - Goodwill and Intangible Assets

During the year ended December 31, 2009, we acquired 56 branches from the UBS Wealth Management Americas branch network, which created $33,377 of goodwill. The goodwill associated with the acquisition of these branches is reported in our Global Wealth Management segment at December 31, 2009. See Note 3 for additional information regarding our acquisition of the UBS branches.

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

The carrying amount of goodwill and intangible assets attributable to each of our segments is presented in the following table (in thousands):

	December 31, 2008	Net additions	Impairment losses	December 31, 2009
Goodwill
Global Wealth Management	$75,058	$37,362	$-	$112,420
Capital Markets	53,220	1,085	-	54,305
	$128,278	$38,447	$-	$166,725

	December 31, 2008	Net additions	Amortization	December 31, 2009
Intangible assets
Global Wealth Management	$12,242	$11,426	$(2,312)	$21,356
Capital Markets	3,742	-	(450)	3,292
	$15,984	$11,426	$(2,762)	$24,648

In addition to the goodwill recorded from our acquisition of the UBS branches, the changes in goodwill during the year ended December 31, 2009 primarily consist of payments for the contingent earn-out of $4,338 for the Ryan Beck acquisition. In connection with the acquisition of the UBS branches, we recorded an intangible asset of $9,750 that consisted of customer lists and brokerage relationships, which are subject to amortization. The customer lists reflect the estimated value of customer relationships.

Amortizable intangible assets consist of acquired customer lists, non-compete agreements, and core deposits that are amortized to expense over their contractual or determined useful lives. We stopped amortizing our core deposit intangible during the fourth quarter as a result of the announced sale of the Stifel Bank branch. See Note 4 for further discussion. Intangible assets subject to amortization as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization
Customer lists	$30,754	$7,584	$19,533	$5,371
Non-compete agreements	2,789	2,371	2,584	2,115
Core deposits	2,157	1,097	2,157	804
	$35,700	$11,052	$24,274	$8,290

Amortization expense related to intangible assets was $2,762, $3,081 and $3,601 for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2009 are: customer lists 8.4 years; core deposits 5.5 years; and non-compete agreements 1.9 years. As of December 31, 2009, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year *
2010	$2,740
2011	2,498
2012	2,164
2013	2,051
2014	1,949
Thereafter	12,186
$23,588

* The above table does not include the amortization expense associated with our core deposit intangible. We have determined that the assets and liabilities meet the criteria for being classified as held for sale, therefore, we have stopped amortizing the intangible asset.

NOTE 12 - Short-Term Borrowings from Banks

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities used as collateral is not reflected on the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $379,300 during the year ended December 31, 2009. There are no compensating balance requirements under these arrangements. At December 31, 2009, short-term borrowings from banks were $90,800 at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165,150. At December 31, 2008, there were no short-term borrowings from banks. The average bank borrowing was $107,383, $132,660 and $156,778 for the years ended December 31, 2009, 2008 and 2007, respectively, at weighted average daily interest rates of 0.99%, 2.28% and 4.86%, respectively. At December 31, 2009 and 2008, Stifel Nicolaus had a stock loan balance of $16,667 and $16,987, respectively, at weighted average daily interest rates of 0.33% and 0.52%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $53,110, $105,424 and $119,590 during the years ended December 31, 2009, 2008 and 2007, respectively, at weighted average daily effective interest rates of 1.07%, 2.47% and 4.82%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit and demand deposits. Deposits at December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009	December 31, 2008
Money market and savings accounts	$993,264	$233,276
Demand deposits (non-interest bearing)	19,521	23,162
Certificates of deposit	18,245	24,102
Demand deposits (interest bearing)	16,181	4,258
	$1,047,211	$284,798

The weighted average interest rate on deposits was 0.5% and 0.4% at December 31, 2009 and 2008, respectively.

Scheduled maturities of certificates of deposit at December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009	December 31, 2008
Certificates of deposit, less than $100:
Within one year	$9,775	$8,525
One to three years	514	3,562
Over three years	250	1,349
	$10,539	$13,436

Certificates of deposit, $100 and greater:
Within one year	$5,936	$7,455
One to three years	1,217	1,949
Over three years	553	1,262
	$7,706	$10,666

	$18,245	$24,102

At December 31, 2009 and 2008, the amount of deposits includes deposits of related parties, including $1,008,593 and $228,653, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $391 and $750, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 14 - Federal Home Loan Bank Advances and Other Secured Financing

At December 31, 2009, Stifel Bank had $2,000 of credit extended from the Federal Home Loan Bank, consisting of advances. The FHLB advance is at a rate of 3.20% and matures on April 30, 2010. At December 31, 2008, Stifel Bank had $6,000 in advances outstanding. The average Federal Home Loan Bank advances outstanding were $3,304, $10,739 and $3,642 in 2009, 2008 and 2007, respectively, at weighted average daily interest rates of 3.12%, 2.56% and 5.32%, respectively.

In 2009, Stifel Bank had an insignificant amount of average federal funds and repurchase agreements outstanding. In 2008 and 2007, Stifel Bank had average federal funds and repurchase agreements outstanding of $887 and $119, respectively, at weighted average interest rates of 2.30% and 3.33%, respectively.

NOTE 15 - Debentures to Stifel Financial Capital Trusts

On August 12, 2005, we completed a private placement of $35,000 of 6.38% Cumulative Trust Preferred Securities. The trust preferred Securities were offered by Stifel Financial Capital Trust II (the "Trust II"), a non-consolidated wholly-owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010 and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by the Trust II. The debenture bears the same terms as the trust preferred securities and is presented as "Debenture to Stifel Financial Capital Trust II" on the consolidated statements of financial condition.

On March 30, 2007, we completed a private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the "Trust III"), a non-consolidated wholly-owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012 and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust III" on the consolidated statements of financial condition. The net proceeds from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of Stifel Bank.

On June 28, 2007, we completed a private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the "Trust IV"), a non-consolidated wholly-owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012 and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as "Debentures to Stifel Financial Capital Trust IV" on the consolidated statements of financial condition. The net proceeds from the sale of the Junior Subordinated Debentures to Trust IV were used to call on July 13, 2007 our $34,500, 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

On November 28, 2007, we purchased $10,000 par value of 6.78% Cumulative Trust Preferred Securities in an open market transaction for $6,250. The Cumulative Trust Preferred Securities were originally offered and sold by Stifel Financial Capital Trust IV. As a result, we extinguished $10,000 of our debenture to Stifel Financial Capital IV and recorded an approximate $3,750 gain before certain expenses and taxes in the fourth quarter of 2007 reflected in other revenues on the consolidated statements of operations.

Additionally, on November 4, 2008, we issued 142,196 shares of our common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities, originally offered and sold by Stifel Financial Capital Trust IV. As a result, we extinguished $12,500 of our debenture to Stifel Financial Capital Trust IV in the fourth quarter of 2008 and recorded an approximate $6,700 gain before certain expenses and taxes reflected in other revenues on the consolidated statements of operations.

NOTE 16 - Derivative Instruments and Hedging Activities

Stifel Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our company making fixed payments.

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of December 31, 2009 (in thousands):

	As of December 31, 2009
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under ASC 815:
Cash flow interest rate contracts	$403,503	Other assets	$157	Accounts payable and accrued expenses	$(78)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other expense. There was no ineffectiveness recognized during the year ended December 31, 2009.

At December 31, 2009, we expect to reclassify $3,363 of net losses, net of tax benefits, on derivative instruments from cumulative other comprehensive income/(loss) to earnings during the next 12 months as terminated swaps are amortized and as interest payments on derivative instruments occur.

The following table shows the effect of our company's derivative instruments on the consolidated statements of operations for the year ended December 31, 2009 (in thousands):

	Gain/(loss) recognized in OCI (effectiveness)	Location of gain/(loss) reclassified from OCI into income	Gain/(loss) reclassified from OCI into income	Location of gain/(loss) recognized in OCI (ineffectiveness)	Gain/(loss) recognized due to ineffectiveness
For the year ended December 31, 2009:
Cash flow interest rate contracts	$(1,540)	Interest expense	$(1,619)	None	$-

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed-funds based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and therefore, have no repayment risk. See Note 6 for further discussion on how we determine the fair value of our financial instruments. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Credit Risk-Related Contingency Features

We have agreements with our derivative counterparties containing provisions where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

We have agreements with certain of our derivative counterparties that contain provisions where if our shareholders' equity declines below a specified threshold or if we fail to maintain a specified minimum shareholders' equity, then we could be declared in default on our derivative obligations.

Finally, certain of our company's agreements with its derivative counterparties contain provisions where if a specified event or condition occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

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

As of December 31, 2009 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $663. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $6,200 against our obligations under these agreements. If we had breached any of these provisions at December 31, 2009, we would have been required to settle our obligations under the agreements at the termination value.

Counterparty Risk

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we were not able to replace the defaulted derivatives in a timely fashion. We monitor the risk that our uncollateralized exposure to each of our counterparties for interest rate swaps will increase under certain adverse market conditions by performing periodic market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level of market rates over a brief time period.

NOTE 17 - Liabilities Subordinated to Claims of General Creditors

Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units and 50% is deferred in mutual funds that earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. We obtained approval from the New York Stock Exchange to subordinate the liability for future payments for the portion of compensation that is not deferred in stock units. Required annual payments, as of December 31, 2009, are as follows (in thousands):

Distribution - January 31,	Plan year	Total
2010	2004	$1,391
2011	2005	1,474
2012	2006	1,722
2013	2007	2,328
2014	2008	3,166
		$10,081

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in our computation of net capital under the SEC's Uniform Net Capital Rule. We have estimated the fair value of the liability to be $9,299 as of December 31, 2009.

NOTE 18 - Commitments and Contingencies

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2009 and 2008, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2009, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $84,376 to satisfy the minimum margin deposit requirement of $42,663 at December 31, 2009.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $23,600 in cash at December 31, 2009, which satisfied the minimum margin deposit requirements of $8,431.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At December 31, 2009, we estimate that our retail clients held $124,383 of eligible ARS after issuer redemptions of $23,370 and Stifel repurchases of $60,000.

As part of the first phase of the modified ARS repurchase offer, completed in January 2010, we estimate that we will repurchase at par the greater of ten percent or twenty-five thousand dollars of eligible ARS of $21,175. The remaining three phases of the modified ARS repurchase offer will be completed by December 31, 2011. During phases two and three, which will be completed by December 31, 2010, we estimate that we will repurchase ARS, in total, of $20,050. During phase four, we estimate that we will repurchase ARS of $78,133, which will be completed December 31, 2011.

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

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 for further details.

Operating leases and purchase obligations

We have noncancelable operating leases for office space and equipment and purchase obligations for services such as professional services and hardware-and-software related agreements. Future minimum commitments under these operating leases and purchase obligations at December 31, 2009 are as follows (in thousands):

	Operating leases	Purchase obligations	Total
2010	$38,000	23,507	$61,507
2011	32,515	9,009	41,524
2012	27,359	2,318	29,677
2013	23,958	236	24,194
2014	20,122	16	20,138
Thereafter	58,081	2	58,083
	$200,035	$35,088	$235,123

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $40,855, $31,736 and $29,614, respectively.

Note 19 - Legal Proceedings

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations and regulatory investigations. In view of the number and diversity of claims against the company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

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

On or about December 28, 2009, an agreement in principle was reached between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities related to previously disclosed ARS matters. The agreement provided, among other things: for the dismissal with prejudice of all actions filed against Stifel Nicolaus and its agents; for the modification of the previously disclosed ARS repurchase offer; for the payment of: five hundred and twenty five thousand dollars for fines and penalties to state securities regulatory authorities; two hundred and fifty thousand dollars to the State of Missouri for costs, expenses and other payments; twenty five thousand dollars to the State of Indiana for costs of investigation; for the retention of an outside consultant not unacceptable to the Missouri and Indiana Securities Commissioners concerning Stifel Nicolaus' Supervisory Policies and Procedures regarding certain types of investment products; and, subject to applicable regulatory requirements and limitations, for Stifel Nicolaus to cooperate with its bank affiliate to use its best efforts to make no net cost loans to Eligible ARS investors, provided such investors have a demonstrated need for liquidity.

As part of the modified ARS repurchase offer we have accelerated the previously disclosed repurchase plan. The second repurchase from Eligible ARS investors of the greater of 10% or twenty five thousand dollars of Eligible ARS, originally planned for June 30, 2010, was completed in January 2010. We will follow up with similar repurchases in December 2010 and December 2011. The accelerated plan exceeds the initial target date for completing the voluntary repurchase program - June 2012 - by six months. A supplemental repurchase will be made of any Eligible ARS remaining after the one in December 2010 for Eligible ARS investors who held ARS totaling one hundred and fifty thousand dollars or less as of January 1, 2009.

We are named in a civil lawsuit filed in the United States District Court for the Eastern District of Missouri (the "Missouri Federal Court") on August 8, 2008 seeking class action status for investors who purchased and continue to hold ARS offered for sale between June 11, 2003 and February 13, 2008, the date when most auctions began to fail and the auction market froze, which alleges misrepresentation about the investment characteristics of ARS and the auction markets (the "ARS Class Action"). We believe that, based upon currently available information and review with outside counsel, we have meritorious defenses to this lawsuit, and intend to vigorously defend all claims asserted therein. Furthermore, approximately 97% of the Eligible ARS investors have agreed to participate in the ARS repurchase offer.

We are also named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company and Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC") and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (the "Plaintiffs"). The suit was removed to the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Federal Court") on October 31, 2008, which remanded the case to the Wisconsin State Court on April 10, 2009.

The suit arises out of the purchase of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. We served as placement agent/broker in connection with the OPEB trusts' purchase of the investments. The total amount of the investments made by the OPEB trusts was $200,000. Plaintiffs assert that the school districts contributed $37,500 to the OPEB trusts to purchase the investments. The balance of $162,500 used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligations of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs in violation of the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court recently denied the Defendants' motions to dismiss, and the Defendants will formally respond to the allegations of the Second Amended Complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

NOTE 20 - Regulatory Capital Requirements

Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that its net capital shall not be less than the greater of $1,000, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). Stifel Nicolaus and CSA have consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by our company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At December 31, 2009, Stifel Nicolaus had net capital of $187,515, which was 39.4% of aggregate debit items and $178,004 in excess of our minimum required net capital. CSA had net capital of $3,378, which was $3,199 in excess of its minimum required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2009, SN Ltd's capital and reserves were $7,152, which was $6,594 in excess of the financial resources requirement under the rules of the FSA.

Our company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Missouri State Division of Finance, respectively. Additionally, Stifel Bank is regulated by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2009, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

<
Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$720,138	40.6%	$141,862	8.0%	$177,328	10.0%
Tier 1 capital to risk-weighted assets	718,436	40.5	70,931	4.0	106,397	6.0
Tier 1 capital to adjusted average total assets	718,436	30.5	94,146	4.0	117,682	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$83,851	14.5%	$46,371	8.0%	$57,963	10.0%
Tier 1 capital to risk-weighted assets	82,149	14.2	23,185	4.0	34,778	6.0
Tier 1 capital to adjusted average total assets	82,149	7.6	43,292	4.0	54,115	5.0

NOTE 21 - Employee Incentive, Deferred Compensation and Retirement Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3,787,868 shares at December 31, 2009.

Stock-based compensation expense included in "Compensation and benefits" on the consolidated statements of operations for our company's incentive stock award plans was $45,744, $52,594 and $54,640 for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit recognized in income was $13,337, $10,762 and $8,358 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2009, no options were granted.

A summary of option activity under the plans as of December 31, 2009, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding December 31, 2008	1,367	$7.93
Granted	-	$-
Exercised	380	$6.14
Forfeited	-	$-
Expired	-	$-
Outstanding December 31, 2009	987	$8.63	2.99	$49,964
Exercisable December 31, 2009	946	$7.94	2.84	$48,509

At December 31, 2009, there was $358 of unrecognized compensation expense related to non-vested options. The expense is expected to be recognized over a weighted-average period of 1.32 years. The total intrinsic value of options exercised during the years 2009, 2008, and 2007 was $10,907, $10,344, and $9,147, respectively. The fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $4,223, $4,394 and $6,963, respectively. Cash proceeds from the exercise of stock options were $2,344, $2,210 and $3,315 for 2009, 2008 and 2007, respectively. Tax benefits realized from the exercise of stock options were $4,310, $4,078 and $3,483 for 2009, 2008, and 2007, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At December 31, 2009, the total number of stock units outstanding was 7,088,598.

A summary of 2009 activity for unvested stock units is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted-average grant date fair value
Unvested December 31, 2008	4,428	$
Granted	2,109		$41.10
Vested	(1,337)	$
Cancelled	(175)	$
Unvested December 31, 2009	5,025	$

At December 31, 2008 there was unrecognized compensation cost for stock units of $127,931, which is expected to be recognized over a weighted-average period of 3.04 years.

Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. We charged $24,468, $35,097 and $27,445 to "Compensation and benefits" on the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively, relating to units granted under the Plan. As of December 31, 2009, there were 2,714,672 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds that earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included on the  consolidated statements of financial condition under the caption "Investments" are $28,597 and $23,082 at December 31, 2009 and 2008, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2009 and 2008, the deferred compensation liability of $26,728 and $23,882, respectively, is included in "Accrued employee compensation" on the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Charges to "Compensation and benefits" related to these plans were $20,113, $11,692 and $7,565 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there were 3,475,645 units outstanding under the two plans.

Employee Stock Ownership Plans

We have an internally leveraged employee stock ownership plan ("ESOP") in which qualified employees of our company, as defined in the ESOP participate. We make annual contributions to the ESOP in an amount determined by the Compensation Committee of the Board of Directors on behalf of all eligible employees based upon the relationship of individual compensation to total compensation.

The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The remaining collateral shares are reported as a reduction to paid-in capital in equity. As shares are committed to be released, the Company reports compensation expense equal to the current market value of the shares.

Compensation expense of $1,555, $1,212 and $1,089 relating to the ESOP was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. The ESOP trust owned 457,947 and 441,423 shares of common stock at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, there were 113,885 and 146,421 shares held in suspense with a fair value of $6,747 and $6,713, respectively.

Retirement Plans

Eligible employees of our company who have met certain service requirements may participate in the Stifel Nicolaus Profit Sharing 401(k) Plan (the "Profit Sharing Plan"). Under the Profit Sharing Plan, participants can purchase up to 500,000 shares of our common stock. We may match certain employee contributions or make additional contributions to the Profit Sharing Plan at our discretion. Our contributions to the Profit Sharing Plan amounted to $3,076, $1,871, and $2,058 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 22 - Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $792,094, and the fair value of the collateral that had been sold or repledged was $201,638. At December 31, 2008, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $432,751, and the fair value of the collateral that had been sold or repledged was $123,415.

Derivatives' notional contract amounts are not reflected as assets or liabilities on the consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported on the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable.

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

For a complete discussion of our activities related to derivative instruments, see Note 16 in the notes to our consolidated financial statements.

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

At December 31, 2009 and 2008, Stifel Bank had outstanding commitments to originate loans aggregating $91,670 and $86,327, respectively. The commitments extended over varying periods of time with all commitments at December 31, 2009 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2009 and 2008, Stifel Bank had outstanding letters of credit totaling $1,047 and $414, respectively. For all but one of the standby letters of credit commitments at December 31, 2009, the expiration terms are less than one year. The remaining commitment, in the amount of $10, has an expiration term of April 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2009 and 2008, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $27,148 and $18,153, respectively.

NOTE 23 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current taxes:
Federal	$46,646	$35,400	$29,101
State	10,854	7,525	5,864
	57,500	42,925	34,965
Deferred taxes:
Federal	(5,844)	(5,491)	(11,060)
State	(7,040)	(1,167)	(2,229)
	(12,884)	(6,658)	(13,289)
Provision for income taxes	$44,616	$36,267	$21,676

Reconciliation of the statutory federal income tax rate with our company's effective income tax rate:

	Year Ended December 31,
	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.0	4.7	3.9
Investment and jobs creation state tax credit, net of federal income tax effect	(2.9)	-	-
Other, net	-	(0.2)	1.4
Effective tax rate	37.1%	39.5%	40.3%

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Deferred compensation	$49,309	$36,192
Accrued expenses	8,336	8,757
Investment and jobs creation credit	2,740	-
Receivable reserves	2,128	1,811
Unrealized loss on investments	2,042	6,946
Net operating loss carryforward	1,152	1,265
Depreciation	-	264
Other	63	-
	65,770	55,235
Deferred tax liabilities:
Prepaid expenses	(2,990)	(1,727)
Depreciation	(1,637)	(6,171)
Goodwill and other intangibles	(7,337)	-
Other	(344)	-
	(12,308)	(7,898)
Net deferred tax asset	$53,462	$47,337

We will establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before we are able to realize their benefits, or the future deductibility is uncertain. We believe that our future taxable income will be sufficient to recognize our deferred tax assets.

As of December 31, 2009, we have net operating loss carryforwards of $12,471 with expiration dates between 2011 and 2027.

Uncertain Tax Positions

As of December 31, 2009, we had $2,046 of gross unrecognized tax benefits all of which, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, we had accrued interest and penalties of $422 and $647, respectively, before benefit of federal tax deduction, recorded on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was not material.

The following table summarizes the activity related to our company's unrecognized tax benefits from January 1, 2008 to December 31, 2009 (in thousands):

	December 31, 2009	December 31, 2008
Beginning balance	$2,015	$2,869
Increase related to prior year tax positions	303	109
Decrease related to prior year tax positions	(157)	(530)
Increase related to current year tax positions	233	254
Decreases related to settlements with taxing authorities	(319)	(572)
Decreases related to lapsing of statute of limitations	(29)	(115)
Ending balance	$2,046	$2,015

We file income tax returns with the U.S. federal jurisdiction, various states, and foreign jurisdictions. We are not subject to U.S. federal, certain state and local or non-U.S. income tax examination by tax authorities for taxable years before 2005. Certain state returns are not subject to examination by tax authorities for taxable years before 2000.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months as a result of the expiration of various statutes of limitations or for the resolution of U.S. federal and state examinations, but we do not expect this change to be material to the consolidated financial statements.

NOTE 24 - Segment Reporting

We currently operate through the following three business segments: Global Wealth Management; Capital Markets; and various corporate activities combined in the Other segment. The UBS branch acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, we have changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Capital Markets. Previously reported segment information has been revised to reflect this change.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues: (1)
Global Wealth Management	$591,323	$471,005	$440,511
Capital Markets	494,092	390,726	302,931
Other	5,221	8,606	19,623
	$1,090,636	$870,337	$763,065

Income/(loss) before income taxes:
Global Wealth Management	100,048	98,097	96,343
Capital Markets	129,133	91,892	60,849
Other	(108,767)	(98,220)	(103,346)
	$120,414	$91,769	$53,846

(1)       No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2009, 2008 or 2007.

The following table presents our company's total assets on a segment basis at December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Total assets:
Global Wealth Management	$2,226,050	$959,638
Capital Markets	701,213	243,130
Other	240,093	355,377
	$3,167,356	$1,558,145

We have operations in the United States, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2009, 2008 and 2007, were as follows (in thousands):

	December 31,
	2009	2008	2007
Net revenues:
United States	$1,069,066	$837,152	$734,686
United Kingdom	13,527	21,610	17,348
Other European	8,043	11,575	11,031
	$1,090,636	$870,337	$763,065

NOTE 25 - Other Comprehensive income/(loss)

The following table sets forth the components of other comprehensive income/(loss) for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	December 31,
	2009	2008	2007
Net income	$75,798	$55,502	$32,170
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities, net of tax	7,517	(6,634)	(660)
Unrealized losses in cash flow hedging instruments, net of tax	80	-	-
Reclassification adjustment for losses included in net income, net of tax	-	999	-
Other comprehensive income/(loss), net of tax	$83,395	$49,867	$31,510

NOTE 26 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	December 31,
	2009	2008	2007
Net income	$75,798	$55,502	$32,170
Shares for basic and diluted calculations:
Average shares used in basic computation	28,297	24,069	21,754
Dilutive effect of stock options and units (1) (2)	3,997	4,004	3,969
Average shares used in diluted computation	32,294	28,073	25,723
Net income per share:
Basic	$2.68	$2.31	$1.48
Diluted (1) (2)	$2.35	$1.98	$1.25

 (1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

(2)       For the years ended December 31, 2009, 2008 and 2007, there were no securities excluded from the weighted average diluted common shares calculation because their effect would be anti-dilutive.

NOTE 27 - Shareholders' Equity

On May 5, 2005, the board of directors authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. Under existing Board authorizations at December 31, 2009, we are permitted to buy an additional 2,010,831 shares. The repurchase program has no expiration date.

During the year ended December 31, 2009, we did not repurchase shares under existing board authorizations. We repurchased 567,953, and 132,912 shares for the years ending December 31, 2008, and 2007, respectively, using existing board authorizations, at average prices of $27.96, and $32.93 per share, respectively, to meet obligations under our employee benefit plans and for general corporate purposes. We reissued 581,833, and 119,032 shares during 2008, and 2007, respectively, for employee benefit plans. During 2009, 2008 and 2007, we issued 1,091,952, 2,980,259 and 5,281,770 new shares, respectively, for employee benefit plans.

As partial consideration of the purchase price of Ryan Beck, we issued 3,701,400 shares of common stock valued at $27.70 per share and issued five-year immediately exercisable warrants, upon obtaining shareholder approval on June 22, 2007, to purchase up to 750,000 shares of our common stock at an exercise price of $24.00 per share. The warrants were initially determined to be a liability recorded at fair value of $16,440 as of the date of closing. Upon obtaining shareholder approval, the fair value of the warrants at that date of $16,895 was reclassified to shareholders' equity. At December 31, 2009 and 2008, there were 746,950 and 747,419 warrants outstanding, respectively, to purchase shares of our common stock at an exercise price of $24.00.

On June 22, 2007, we issued 420,372 restricted stock units under the Stifel Financial Corp. 2007 Incentive Stock Plan (for Ryan Beck Employees) in exchange for Ryan Beck appreciation units held by Ryan Beck employees under Ryan Beck's deferred compensation plans. The value of the restricted stock units issued was $39.73 per share, which was the price as of the date on which shareholder approval for the Plan was obtained. On June 29, 2007, the Ryan Beck deferred compensation plans were amended, resulting in the acceleration of vesting for the liability awards for certain Ryan Beck employees and the reclassification of $16,673 from liabilities to additional paid-in capital. Additionally, on June 22, 2007 we issued 591,269 restricted stock units valued at $23,493 using the closing stock price on that date as part of the retention program established for certain associates of Ryan Beck.

On January 14, 2008, we repurchased 375,000 shares of our company's outstanding common stock from BankAtlantic Bancorp, Inc. in a privately negotiated transaction. The shares were purchased at $28.23 per share, the closing price on Friday, January 11, 2008. These shares had been initially acquired by BankAtlantic Bancorp, Inc. on February 28, 2007 pursuant to our acquisition of Ryan Beck. The repurchase transaction was effected pursuant to a previously announced authorization by our company's board of directors to acquire shares of common stock to meet obligations under our company's employee benefit plans and for general corporate purposes.

During the second quarter of 2008, we elected to pay the contingent earn-out for the Ryan Beck first year investment banking of $1,790 in 57,059 shares of our common stock valued at $31.35 per share, with partial shares paid in cash. On August 14, 2008, we agreed to prepay $9,585 of BankAtantic's pro-rata share of the estimated private client contingent earn-out payment in exchange for a $10,000 permanent reduction of BankAtlantic's pro-rata share of the private client contingent payment. We elected to make such pre-payment using 233,500 shares of our common stock at an agreed upon per share price of $41.05 per share.

On September 29, 2008, we completed the public offering of 1,495,000 new shares of our common stock at an offering price of $45.00 per share, which generated gross proceeds of $67,275 (net proceeds of $64,369 after fees and expenses).  Net proceeds were used for general corporate purposes.

On November 4, 2008, we issued 142,196 shares of our common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities. The Cumulative Trust Preferred Securities were originally offered and sold in a $35,000 private placement by Stifel Financial Capital Trust IV, a non-consolidated wholly-owned subsidiary of our company, on June 28, 2007. As a result, we extinguished $12,500 of our debenture to Stifel Financial Capital Trust IV in the fourth quarter and record an approximate $6,700 gain before certain expenses and taxes.

During the first quarter of 2009, we paid $9,301 related to the Ryan Beck two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share, with partial shares paid in cash.

In June 2009, we completed an "at-the-market" public offering of 1,000,000 shares of our common stock at an average price of $45.00 per share, which generated gross proceeds of $45,000 (net proceeds of $44,694 after fees and expenses).  Net proceeds were used for general corporate purposes.

In September 2009, we completed a public offering of 1,725,000 shares of our common stock at an average price of $56.00 per share, which generated gross proceeds of $96,600 (net proceeds of $91,770 after fees and expenses).  Net proceeds were used for general corporate purposes.

NOTE 28 - Variable Interest Entities ("VIE")

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies or limited partnerships. These partnerships and LLCs have assets of approximately $237,034 at December 31, 2009. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the Operating Agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control we look to the accounting guidance in determining whether a general partner controls a limited partnership. Under the current accounting rules, the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation. Management fee revenue earned by our company during the years ended December 31, 2009, 2008 and 2007 was insignificant.

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

Investment in FSI Group, LLC ("FSI")

We have provided financing of $18,000 in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. The note is convertible at our election into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not absorb a majority of the expected losses, or receive a majority of the expected residual returns, it was determined that we are not the primary beneficiary.

Our company's exposure to loss is limited to the carrying value of the note with FSI at December 31, 2009 of $18,000, which is included in "Other assets" on the consolidated statements of financial condition. Our Company had no liabilities related to this entity at December 31, 2009. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2009. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations or cash flows.

NOTE 29 - Subsequent Events

In accordance with ASC 855 "Subsequent Events," we evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We evaluated subsequent events through February 26, 2010. Based on the evaluation, we did not identify any recognized subsequent events that required adjustment to or disclosure in the consolidated financial statements.

NOTE 30 -Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
Total revenues	$222,332	$264,550	$292,589	$323,399
Interest expense	$2,351	$3,045	$2,906	$3,932
Net revenues	$219,981	$261,505	$289,683	$319,467
Non-interest expense	$197,826	$235,396	$258,847	$278,153
Income before income taxes	$22,155	$26,109	$30,836	$41,314
Net income	$13,177	$15,815	$22,138	$24,668
Earnings per common share:
Basic	$0.49	$0.58	$0.77	$0.82
Diluted	$0.44	$0.51	$0.67	$0.71

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
Total revenues	$217,242	$214,020	$223,829	$233,756
Interest expense	$5,765	$5,069	$4,906	$2,770
Net revenues	$211,477	$208,951	$218,923	$230,986
Non-interest expense	$187,552	$188,801	$197,829	$204,386
Income before income taxes	$23,925	$20,150	$21,094	$26,600
Net income	$14,347	$12,332	$12,777	$16,046
Earnings per common share:
Basic	$0.61	$0.53	$0.54	$0.62
Diluted	$0.54	$0.45	$0.46	$0.53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009, we conducted an assessment of the effectiveness of our company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have determined that our company's internal control over financial reporting as of December 31, 2009 was effective.

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

Our company's internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company's internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

of Stifel Financial Corp.

We have audited Stifel Financial Corp.'s (the "Company's") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2010

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, "Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2009 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors ("Executive Compensation"), as well as "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	8,052,940	$26.33	3,787,868
Equity compensation plans not approved by the shareholders	22,806	$6.00	-
	8,075,746	$26.27	3,787,868

On December 31, 2009, the total number of securities to be issued upon exercise of options and units consisted of 987,149 options and 7,088,597 units for a total of 8,075,746 shares. The equity compensation plans approved by the stockholders contained 987,149 options and 7,065,791 units for a total of 8,052,940 shares. The equity compensation plan not approved by the stockholders contained 22,806 units.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2009 for equity compensation plans approved by the stockholders consists of 82,143 shares subject to options granted under the 1997 Stock Incentive Plan, 828,324 shares subject to options granted under the 2001 Incentive Stock Plan, and 76,682 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2009 for equity compensation plans approved by the stockholders consists of 6,167,512 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 772,629 under the 2007 Incentive Stock Plan and 125,650 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2009, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 3,069,112 shares under the 2001 Incentive Stock Plan, 442,761 under the 2007 Incentive Stock Plan and 275,995 shares under the Equity Incentive Plan for Non-Employee Directors for a total of 3,787,868 shares.

Equity compensation plans not approved by stockholders

Equity compensation plans not approved by the stockholders as of December 31, 2009 include 22,806 shares that are subject to stock units granted to our investment financial advisors and administrative employees who are not executive officers pursuant to a Wealth Accumulation Plan. The Wealth Accumulation Plan was not approved by our stockholders nor funded by another stock-based compensation plan approved by our stockholders. There were no shares reserved for future grants or awards under this plan as of December 31, 2009.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in "Ownership of Certain Beneficial Owners," included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in "Ownership of Directors, Nominees and Executive Officers," included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in "Certain Relationships and Related Transactions," and "Director Independence" included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Ratification of Appointment of Independent Registered Public Accounting Firm," included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.     Financial Statements

The following financial statements are included in Item 8, "Financial Statements and Supplementary Data," and incorporated by reference hereto:

  Financial Statement Schedules

All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

(b)           Exhibits

Exhibit No.		Description
3.	(a)

Restated Certificate of Incorporation and as amended of Financial filed with the Secretary of State of Delaware on May31, 2001, incorporated herein by reference to Exhibit 3.(a) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

	(b)	Amended and Restated By-Laws of Financial, incorporated herein by reference to Exhibit 3. (b)(1) to Stifel Financial Corp.'s Annual Report on Form 10-K for fiscal year ended July 30, 1993.
4.		Registration Rights Agreement dated February 28, 2007 of Financial, incorporated herein by reference to Stifel Financial Corp.'s Current Report on Form 8-K/A filed March 6, 2007.
10.	(a)

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

(b)

Dividend Reinvestment and Stock Purchase Plan of Financial, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

(c)

Amended and Restated 1997 Incentive Plan of Financial, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999. *

	(d)(1)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997.*
	(d)(2)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998. *
(e)

1999 Executive Incentive Performance Plan of Financial, incorporated herein by reference to Annex B of Stifel Financial Corp.'s Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *

(f)

Equity Incentive Plan for Non-Employee Directors of Financial, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

(g)(1)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

(g)(2)

Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

	(h)	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001.*
	(i)(1)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *
(i)(2)

Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *

(i)(3)

Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

(j)

Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.'s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

Exhibit No.	Description
(k)

Stock Unit Agreement with Scott B. McCuaig dated December 20, 1998, incorporated herein by reference to Exhibit 10.(t) to Stifel Financial Corp.'s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

(l)

Amended and Restated Promissory Note dated December 21, 1998, from Ronald J. Kruszewski payable to Financial, incorporated herein by reference to Exhibit 10.(u) to Stifel Financial Corp.'s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

(m)(1)

Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp., and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999, incorporated herein by reference to EBS Building, L.L.C.'s Annual Report on Form 10-K (File No. 000-24167) for the year ended December 31, 2001.

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

(n)

Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *

(o)(1)

Acquisition agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10 to Stifel Financial Corp.'s quarterly report on Form 10-Q/A No. 1 for the quarterly period ended September 30, 2005.

(o)(2)

Amendment No.1 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(2) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

(o)(3)

Amendment No.2 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(3) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

(p)

Employment Agreement with Richard Himelfarb dated September 6, 2005, incorporated herein by reference to Exhibit 10.(p) to Stifel Financial Corp.'s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

(q)

Employment Agreement with Thomas Mulroy dated September 7, 2005, incorporated herein by reference to Exhibit 10.(q) to Stifel Financial Corp.'s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

(r)

Agreement and Plan of Merger, dated as of November 20, 2006, by and among Stifel Financial Corp., FSFC Acquisition Co. and First Service Financial Company incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported-November 20, 2006) filed on November 20, 2006.

(s)(1)

Office Sublease Agreement by and between Deutsch Bank Securities, Inc. (Lessor) and Stifel, Nicolaus & Company, Incorporated (Lessee), incorporated herein by reference to Exhibit 10.(t)(1) to Stifel Financial Corp.'s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2006, filed on June 28, 2007.

(s)(2)

Office Lease Agreement by and between ABB South Street Associates, LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10.(t)(1) to Stifel Financial Corp.'s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2006, filed on June 28, 2007.

Exhibit No.		Description
(t)(1)

Agreement and Plan of Merger, dated as of January 8, 2007 by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc. and Ryan Beck Holdings, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K / A (date of earliest event reported-January 8, 2007) filed on January 12, 2007.

(t)(2)

Amendment No.1 to Merger Agreement by and among Stifel Financial Corp. and BankAtlantic Bancorp, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported August 14, 2008) filed on August 15, 2008.

(u)

Stifel Financial Corp. 2007 Incentive Stock Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-145990) filed September 11, 2007. *

(v)

Purchase Agreement among Stifel Financial Corp., The Western and Southern Life Insurance Company ("Western and Southern"), and Stifel, Nicolaus & Company, Incorporated, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keefe, Bruyette & Woods, Inc. incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported September 24, 2008) filed on September 29, 2008.

(x)

Stock Purchase Agreement, dated December 18, 2008, by and among Stifel Financial Corp., Butler Wick & Co. Inc. and Butler Wick Corp., incorporated herein by reference to Exhibit 10. (x) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009.

(y)

Asset Purchase Agreement dated March 23, 2009, by and between Stifel Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported March 23, 2009) filed on March 23, 2009.

(z)

Amendment No. 1 to Asset Purchase Agreement, dated May 4, 2009, by and between StifelNicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported May 4, 2009) filed on May 11, 2009.

(aa)

Amendment No. 2 to Asset Purchase Agreement, dated June 1, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 10 (aa) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 9, 2009.

(bb)

Amendment No. 3 to Asset Purchase Agreement, dated August 12, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported August 12, 2009) filed on August 18, 2009.

(cc)

Amendment No. 4 to Asset Purchase Agreement, dated September 11, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 10 (cc) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 9, 2009.

(dd)

Office Sublease Agreement by and between The Bear Stearns Companies LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10 (dd) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 9, 2009.

	(ee)	Employment Agreement with Victor Nesi dated June 25, 2009, filed herewith. *
11.		Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.
16.

Letter from Stifel Financial Corp.'s former independent accountant regarding its concurrence with the statements made by the Company in the current report concerning the dismissal as the Company's principal accountant is incorporated herein by reference to Exhibit 16 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported April 8, 2008) filed on April 14, 2008.

Exhibit No.	Description
21.	List of Subsidiaries of Stifel Financial Corp., filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1.	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2.	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer. **
32.2.	Section 1350 Certification of Chief Financial Officer. **

*      Management contract or compensatory plan or arrangement.

**   The certifications attached as Exhibits 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

/s/	Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski
/s/	James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak
/s/	Bruce A. Beda	Director
Bruce A. Beda
/s/	Charles A. Dill	Director
Charles A. Dill
/s/	John P. Dubinsky	Director
John P. Dubinsky
/s/	Richard F. Ford	Director
Richard F. Ford
/s/	Frederick O. Hanser	Director
Frederick O. Hanser

/s/	Richard J. Himelfarb	Director
Richard J. Himelfarb
/s/	Robert E. Lefton	Director
Robert E. Lefton
/s/	Scott B. McCuaig	Director
Scott B. McCuaig
/s/	Thomas P. Mulroy	Director
Thomas P. Mulroy
/s/	Victor J. Nesi	Director
Victor J. Nesi
/s/	James M. Oates	Director
James M. Oates
/s/	Ben A. Plotkin	Director
Ben A. Plotkin
/s/	Kelvin R. Westbrook	Director
Kelvin R. Westbrook