Form 10-Q
period 2010-03-31
STIFEL FINANCIAL CORP
filed 2010-04-30
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of shares outstanding of the registrant's common stock as of April 22, 2009 was 31,033,701.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Financial Condition

(in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$145,701	$161,820
Cash segregated for regulatory purposes	19	19
Receivables:
Brokerage clients, net	412,726	383,222
Broker, dealers and clearing organizations	254,129	309,609
Securities purchased under agreements to resell	136,101	124,854
Trading securities owned, at fair value (includes securities pledged of $459,152 and $366,788, respectively)	586,149	454,891
Available-for-sale securities, at fair value	549,121	578,488
Held-to-maturity securities, at amortized cost	7,574	7,574
Loans held for sale	72,179	91,117
Bank loans, net	342,883	335,157
Bank foreclosed assets held for sale, net of estimated cost to sell	1,998	3,143
Investments	122,853	109,403
Fixed assets, net of accumulated depreciation and amortization of $74,702 and $71,445, respectively	62,985	62,115
Goodwill	166,725	166,725
Intangible assets, net	24,275	24,648
Loans and advances to financial advisors and other employees, net	181,521	185,123
Deferred tax assets, net	51,100	53,462
Other assets	109,344	115,986
Total Assets	$3,227,383	$3,167,356

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	March 31, 2010	December 31, 2009
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$184,900	$90,800
Payables:
Customers	227,353	214,883
Brokers, dealers and clearing organizations	102,529	90,460
Drafts	55,490	66,964
Securities sold under agreements to repurchase	106,617	122,533
Bank deposits	988,263	1,047,211
Federal Home Loan Bank advances	2,000	2,000
Trading securities sold, but not yet purchased, at fair value	369,825	277,370
Accrued compensation	91,544	166,346
Accounts payable and accrued expenses	94,286	113,364
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	982	9,398
	2,306,289	2,283,829
Liabilities subordinated to claims of general creditors	8,690	10,081
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 31,032,251 and 30,388,270 shares, respectively	4,655	4,558
Additional paid-in-capital	639,232	623,943
Retained earnings	268,354	244,615
Accumulated other comprehensive income	840	1,302
	913,081	874,418
Treasury stock, at cost, 0 and 4,221 shares, respectively	-	(242)
Unearned employee stock ownership plan shares, at cost, 105,751 and 113,885 shares, respectively	(677)	(730)
	912,404	873,446
Total Liabilities and Shareholders' Equity	$3,227,383	$3,167,356

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Revenues:
Principal transactions	$117,420	$97,278
Commissions	105,035	74,610
Asset management and service fees	38,877	24,933
Investment banking	34,221	15,504
Interest	14,647	9,892
Other income	4,171	115
Total revenues	314,371	222,332
Interest expense	2,341	2,351
Net revenues	312,030	219,981

Non-interest expenses:
Compensation and benefits	206,242	147,840
Occupancy and equipment rental	24,858	17,867
Communications and office supplies	14,418	11,845
Commissions and floor brokerage	5,744	4,360
Other operating expenses	21,203	15,914
Total non-interest expenses	272,465	197,826

Income before income tax expense	39,565	22,155
Provision for income taxes	15,825	8,978
Net income	$23,740	$13,177

Earnings per common share:
Basic	$0.77	$0.49
Diluted	$0.68	$0.44

Weighted average number of common shares outstanding:
Basic	30,720	26,772
Diluted	35,025	30,198

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Operating Activities:
Net income	$23,740	$13,177
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,342	4,019
Amortization of loans and advances to financial advisors and other employees	12,101	6,341
Accretion of discounts on available-for-sale securities	1,889	(75)
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	(425)	663
Amortization of intangible assets	764	734
Deferred income taxes	(3,476)	2,746
Stock-based compensation	15,823	13,077
Excess tax benefits from stock-based compensation	(12,683)	(9,597)
Loss on the sale of investments	8	2,409
Other, net	(18)	476
Decrease/(increase) in operating assets:
Receivables:
Brokerage clients	(29,667)	9,389
Brokers, dealers and clearing organizations	55,480	(70,560)
Securities purchased under agreements to resell	(11,247)	(51,870)
Trading securities owned, including those pledged	(131,258)	(286,010)
Loans originated as mortgages held for sale	(166,143)	(240,131)
Proceeds from mortgages held for sale	184,882	240,270
Loans and advances to financial advisors and other employees	(7,943)	(15,161)
Other assets	19,530	(14,574)
Increase/(decrease) in operating liabilities:
Payables:
Customers	12,470	(10,489)
Brokers, dealers and clearing organizations	(12,995)	13,866
Drafts	(11,474)	(14,342)
Trading securities sold, but not yet purchased	92,455	161,750
Other liabilities and accrued expenses	(116,432)	(89,722)
Net cash used in operating activities	(79,277)	(333,614)

See accompanying Notes to Condensed Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Investing Activities:
Proceeds from:
Sale or maturity of investments	$16,992	$24,848
Maturities, calls and principal paydowns on available-for sale securities	32,855	9,515
Sale of bank foreclosed assets held for sale	1,302	353
Decrease/(increase) in bank loans, net	(7,694)	10,025
Payments for:
Purchase of available-for-sale securities	-	(10,521)
Acquisitions	(500)	-
Purchase of investments	(30,402)	(14,831)
Purchase of fixed assets	(6,183)	(3,847)
Purchase of bank foreclosed loans held for sale	(113)	(2,523)
Net cash provided by investing activities	6,257	13,019
Financing Activities:
(Decrease)/increase in bank deposits, net	(58,948)	174,507
Net proceeds from short-term borrowings from banks	94,100	163,500
Securities sold under agreements to repurchase	(15,916)	(1,453)
Increase in securities loaned	25,064	12,570
Excess tax benefits from stock-based compensation	12,683	9,597
Repurchase of common stock	1,067	10,072
Reissuance of treasury stock	242	-
Proceeds from Federal Home Loan Bank advances and other secured financing	-	35
Extinguishment of subordinated debt	(1,391)	(1,300)
Net cash provided by financing activities	56,901	367,528

(Decrease)/Increase in cash and cash equivalents	(16,119)	46,933
Cash and cash equivalents at beginning of period	161,820	239,725
Cash and cash equivalents at end of period	$145,701	$286,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,238	$2,264
Cash paid for income taxes, net of refunds	$19,473	$497
Noncash investing and financing activities:
Units, net of forfeitures	$44,979	$35,157
Payment of Ryan Beck contingent earn-out	$-	$9,301

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Stifel Financial Corp. and its wholly-owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated. Intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms "we," "us," "our" or "our company" in this report refer to Stifel Financial Corp. and its wholly-owned subsidiaries.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period's presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Guidance

With the exception of those described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to our company's consolidated financial statements.

Consolidation

In February 2010, the Financial Accounting Standards Board ("FASB") issued Update No. 2010-10, "Consolidation (Topic 810): Amendments for Certain Investment Funds," which provides for a deferral of the consolidation requirements of Topic 810 resulting from the issuance of FASB Statement No. 167 ("Statement 167"), Amendments to FASB Interpretation No. 46R," for a reporting entity's interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies (the "deferral"). The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. This guidance does not defer the disclosure requirements of Topic 810, as amended. The amendments in this Update are effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period (January 1, 2010 for our company). The adoption of this guidance permits us to defer the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 for certain of these entities. See Note 22 - Variable Interest Entities.

Subsequent Events

In February 2010, the FASB issued Accounting Standards Update ("Update") No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which amends certain provisions of the current guidance, including the elimination of the requirement for disclosure of  the date through which an evaluation of subsequent events was performed in issued and revised financial statements. This guidance was effective for the first interim and annual reporting periods beginning after issuance (March 31, 2010 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 23 - Subsequent Events.

Fair Value of Financial Instruments

In January 2010, the FASB issued Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 4 - Fair Value of Financial Instruments.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued and subsequently codified guidance amending ASC 860 designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Additionally, the new guidance eliminates the qualifying special-purpose entity ("QSPE") concept. The guidance became effective for us with the reporting period beginning January 1, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

NOTE 2 - Assets and Liabilities Held for Sale

On December 30, 2009, Stifel Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of a branch office to Anheuser-Busch Employees' Credit Union. Under the terms of the agreement, Anheuser-Busch Employees' Credit Union is to assume $18,928 of deposits, and will purchase $30,995 of loans as well as certain other assets, including the building and office equipment of $661. The transaction, which is subject to certain closing conditions, is expected to be completed during the second quarter of 2010.

The assets and liabilities associated with the branch office are reflected in "Loans held for sale", "Other assets" and "Deposits" on the consolidated statements of financial condition as of March 31, 2010, respectively, at the lower of their carrying value or fair value less costs to sell. The branch sale has not been classified as discontinued operations as Stifel Bank will have on-going banking operations in this market.

NOTE 3 - Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at March 31, 2010 and December 31, 2009, included (in thousands):

	March 31, 2010	December 31, 2009

Deposits paid for securities borrowed	$176,499	$147,325
Receivable from clearing organizations	39,784	97,658
Securities failed to deliver	37,846	64,626
	$254,129	$309,609

Amounts payable to brokers, dealers and clearing organizations at March 31, 2010, and December 31, 2009, included (in thousands):

	March 31, 2010	December 31, 2009

Securities failed to receive	$60,235	$73,793
Deposits received from securities loaned	41,419	16,667
Payable to clearing organizations	875	-
	$102,529	$90,460

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

Cash equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Actively traded money market funds are measured at their net asset value and classified as Level 1.

Financial instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices such as certain U.S. treasury bonds, corporate bonds, certain municipal securities and equities listed in active markets.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments generally include certain U.S. government agency securities, certain corporate bonds, certain municipal securities, asset-backed securities, and mortgage-backed securities.

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity or when we were able to obtain only a single broker quote. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities.

Investments

Investments in public companies are valued based on quoted prices in active markets and reported in Level 1. Investments in certain equity securities with unobservable inputs and auction-rate securities for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction-rate securities are valued based upon our expectations of issuer redemptions and using internal models.

Derivatives

Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. These measurements are classified as Level 2 within the fair value hierarchy and are used to value interest rate swaps.

The following table summarizes the valuation of our financial instruments by pricing observability levels as of March 31, 2010 (in thousands):

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,860	$3,860	$-	$-
Trading securities owned:
U.S. government agency securities	96,686	-	96,686	-
U.S. government securities	28,552	28,552	-	-
Corporate securities:
Fixed income securities	374,669	142,101	225,526	7,042
Equity securities	22,429	19,863	2,566	-
State and municipal securities	63,813	-	63,813	-
Total trading securities owned	586,149	190,516	388,591	7,042
Available-for-sale securities:
U.S. government agency securities	504	-	504	-
State and municipal securities	989	-	989	-
Mortgage-backed securities:
Agency	408,664	-	408,664	-
Non-agency	36,731	-	36,731	-
Commercial	48,175	-	48,175	-
Corporate fixed income securities	42,075	31,405	10,670	-
Asset-backed securities	11,983	-	11,983	-
Total available-for-sale securities	549,121	31,405	517,716	-
Investments:
Corporate equity securities	3,066	3,066	-	-
Mutual funds	29,551	29,551	-	-
U.S. government securities	8,072	8,072	-	-
Auction rate securities:
Equity securities	64,735	-	-	64,735
Municipal securities	10,956	-	-	10,956
Other	6,473	626	429	5,418
Total investments	122,853	41,315	429	81,109
	$1,261,983	$267,096	$906,736	$88,151

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$110,616	$110,616	$-	$-
U.S. government agency securities	6,876	-	6,876	-
Corporate securities:
Fixed income securities	224,282	95,357	124,670	4,255
Equity securities	27,866	27,767	99	-
State and municipal securities	185	-	185	-
Total trading securities sold, but not yet purchased	369,825	233,740	131,830	4,255
Derivative contracts*	3,291	-	3,291	-
	$373,116	$233,740	$135,121	$4,255

* Included in "Accounts payable and accrued expenses on the condensed consolidated statements of financial condition.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,824	$3,824	$-	$-
Trading securities owned:
U.S. government agency securities	158,724	-	158,724	-
U.S. government securities	20,254	20,254	-	-
Corporate securities:
Fixed income securities	209,950	36,541	172,166	1,243
Equity securities	18,505	18,505	-	-
State and municipal securities	47,458	-	47,458	-
Total trading securities owned	454,891	75,300	378,348	1,243
Available-for-sale securities:
U.S. government agency securities	1,011	-	1,011	-
State and municipal securities	992	-	992	-
Mortgage-backed securities:
Agency	433,019	-	433,019	-
Non-agency	38,466	-	38,466	-
Commercial	47,640	-	47,640	-
Corporate fixed income securities	42,890	32,204	10,686	-
Asset-backed securities	14,470	-	11,777	2,693
Total available-for-sale securities	578,488	32,204	543,591	2,693
Investments:
Corporate equity securities	2,671	2,671	-	-
Mutual funds	28,597	28,597	-	-
U.S. government securities	7,266	7,266	-	-
Auction rate securities:
Equity securities	46,297	-	-	46,297
Municipal securities	9,706	-	-	9,706
Other	6,536	672	438	5,426
Total investments	101,073	39,206	438	61,429
	$1,138,276	$150,534	$922,377	$65,365

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$127,953	$127,953	$-	$-
U.S. government agency securities	1,537	-	1,537	-
Corporate securities:
Fixed income securities	122,491	11,744	110,747	-
Equity securities	25,057	25,057	-	-
State and municipal securities	332	-	332	-
Total trading securities sold, but not yet purchased	277,370	164,754	112,616	-
Derivative contracts*	78	-	78	-
	$277,448	$164,754	$112,694	$-

* Included in "Accounts payable and accrued expenses on the condensed consolidated statements of financial condition.

 The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended March 31, 2010 (in thousands):

	Financial Assets*					Financial Liabilities**
			Investments
	Corporate Fixed Income Securities	Asset-backed Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities

Balance at December 31, 2009	$1,243	$2,693	$46,297	$9,706	$5,426	$-
Unrealized gains/(losses):
Included in changes in net assets	(18)	-	(1,087)	(75)	(182)	50
Included in OCI	-	887	-	-	-	-
Realized gains/(losses)	230	-	-	-	-	-
Purchases, issuances, settlements, net	5,478	(3,580)	19,525	1,325	174	3,315
Level III transfers:
Into level III	109	-	-	-	-	890
Out of level III	-	-	-	-	-	-
Net change	5,799	(2,693)	18,438	1,250	(8)	4,255
Balance at March 31, 2010	$7,042	$-	$64,735	$10,956	$5,418	$4,255

* Included in "Trading securities owned" on the condensed consolidated statements of financial condition.
** Included in "Trading securities sold, but not yet purchased" on the condensed consolidated statements of financial condition.

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: purchases of auction rate securities ("ARS") from our customers, principal pay-downs of our available-for-sale securities, unrealized gains and losses, and redemptions of ARS at par during the three months ended March 31, 2010. There were no changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2010 relating to Level 3 assets still held at March 31, 2010. Investment gains and losses of our investments are included in our condensed consolidated statements of operations as a component of other income.

Transfers within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$145,701	$145,701	$161,820	$161,820
Cash segregated for regulatory purposes *	19	19	19	19
Securities purchased under agreements to resell *	136,101	136,101	124,854	124,854
Trading securities owned	586,149	586,149	454,891	454,891
Available-for-sale securities	549,121	549,121	578,488	578,488
Held-to-maturity securities	7,574	4,177	7,574	4,276
Loans held for sale *	72,179	72,179	91,117	91,117
Bank loans	342,883	340,810	335,157	332,437
Investments	122,853	122,853	109,403	109,403
Financial liabilities:
Non-interest-bearing deposits	$17,947	$17,664	$19,521	$19,013
Interest-bearing deposits	970,316	969,819	1,027,690	1,027,403
Securities sold under agreements to repurchase *	106,617	106,617	122,533	122,533
Federal Home Loan Bank advances *	2,000	2,000	2,000	2,000
Trading securities sold but not yet purchased	369,825	369,825	277,370	277,370
Derivative contracts**	3,291	3,291	78	78
Liabilities subordinated to the claims of general creditors	8,690	7,912	10,081	9,299

* Carrying value approximates fair value.
** Included in "Accounts payable and accrued expenses on the condensed consolidated statements of financial condition.

The following describes the valuation techniques used in estimating the fair value of those financial instruments, not previously described above, as of March 31, 2010 and December 31, 2009.

Financial Assets

Securities purchased under agreements to resell

Securities purchased under agreements to resell are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2010 and December 31, 2009 approximate fair value.

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

The decrease in fair value below the carrying amount at March 31, 2010 and December 31, 2009 is primarily due to unrealized losses that were caused primarily by: widening of credit spreads; illiquid markets for collateralized debt obligations; global disruptions in the credit markets; increased supply of collateralized debt obligation secondary market securities from distressed sellers; and difficult times in the banking sector, which has lead to a significant amount of bank failures.

Loans held for sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying value as of March 31, 2010 and December 31, 2009 approximates fair value.

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

Interest bearing deposits

The fair values of money market and savings accounts were the amounts payable on demand at March 31, 2010 and December 31, 2009, and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2010 and December 31, 2009 approximate fair value.

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

Derivative contracts

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

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at March 31, 2010 and December 31, 2009, are as follows (in thousands):

Trading securities owned:	March 31, 2010	December 31, 2009
U.S. government agency securities	$96,686	$158,724
U.S. government securities	28,552	20,254
Corporate securities:
Fixed income securities	374,669	209,950
Equity securities	22,429	18,505
State and municipal securities	63,813	47,458
	$586,149	$454,891

Trading securities sold, but not yet purchased:
U.S. government securities	$110,616	$127,953
U.S. government agency securities	6,876	1,537
Corporate securities:
Fixed income securities	224,282	122,491
Equity securities	27,866	25,057
State and municipal securities	185	332
	$369,825	$277,370

At March 31, 2010 and December 31, 2009, trading securities owned in the amount of $459,152 and $366,788, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings from banks.

Trading securities sold, but not yet purchased represent obligations of our company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. We are obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the condensed consolidated statements of financial condition.

NOTE 6 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$500	$4	$-	$504
State and municipal securities	960	29	-	989
Mortgage-backed securities:
Agency	404,399	4,624	(359)	408,664
Non-agency	38,039	670	(1,978)	36,731
Commercial	47,002	1,173	-	48,175
Corporate fixed income securities	39,878	2,197	-	42,075
Asset-backed securities	11,152	831	-	11,983
	$541,930	$9,528	$(2,337)	$549,121
Held-to-maturity
Asset-backed securities	$7,574	-	(3,397)	$4,177

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity
Asset-backed securities	$7,574	-	(3,298)	$4,276

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

During the three months ended March 31, 2010, available-for-sale securities with an aggregate par value of $2,953 were called by the issuing agencies or matured resulting in no gains or losses recorded through the condensed consolidated statement of operations. Additionally, during the three months ended March 31, 2010, Stifel Bank received principal payments on mortgage-backed securities of $28,515. During the three months ended March 31, 2010 and 2009, unrealized gains, net of deferred taxes, of $3,382 and $1,372, respectively, were recorded in accumulated other comprehensive income.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$18,361	$18,794	$-	$-
After one year through three years	18,027	19,156	-	-
After three years through five years	6,085	6,732	-	-
After five years through ten years	10,017	10,869	-	-
After ten years	-	-	7,574	4,177

Mortgage-backed securities
After three years through five years	9,991	10,124	-	-
After five years through ten years	24,343	24,488	-	-
After ten years	455,106	458,958	-	-
	$541,930	$549,121	$7,574	$4,177

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $71,820 and $76,502 at March 31, 2010 and December 31, 2009, respectively.

Certain investments in the available-for-sale portfolio at March 31, 2010 are reported in the condensed consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at March 31, 2010 was $125,459, which was 22.8% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $127,796 at March 31, 2010. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

Our investment in a held-to-maturity asset-backed security consists of pools of trust preferred securities related to banks. Unrealized losses were caused primarily by: 1) illiquid markets for collateralized debt obligations; 2) global disruptions in the credit markets; 3) increased supply of collateralized debt obligation secondary market securities from distressed sellers; and 4) difficult times in the banking sector, which has lead to a significant amount of bank failures.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at March 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities:
Agency	$(254)	$96,809	$(105)	$10,281	$(359)	$107,090
Non-agency	(239)	9,121	(1,739)	9,248	(1,978)	18,369
	$(493)	$105,930	$(1,844)	$19,529	$(2,337)	$125,459

Our company's available-for-sale securities and held-to-maturity security are reviewed quarterly in accordance with its accounting policy for other-than-temporary impairment. Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to changes in interest rates, the widening of credit spreads, and the liquidity issues that have had a pervasive impact on the market and because we have the ability and intent to hold these investments until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of March 31, 2010.

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

Pooled-trust-preferred securities represent collateralized debt obligations ("CDOs") backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We utilized  a specialist with industry experience in pooled trust preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC 820, "Fair Value Measurements and Disclosures."

Based on the evaluation, we recognized other-than-temporary impairment of $166 related to credit through earnings for the three months ended March 31, 2010. For the impaired security, unrealized losses not related to credit and therefore recognized in other comprehensive income was $1,267 (net of tax was $760) as of March 31, 2010.

As of March 31, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. We have reviewed our asset-backed portfolio with independent third parties and do not believe there is additional OTTI from these securities other than what has already been recorded. We do not intend to sell, nor do we believe we will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, do not consider them to be other-than-temporarily impaired at March 31, 2010.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at March 31, 2010 and December 31, 2009 (in thousands, except percentages):

	March 31, 2010		December 31, 2009
	Balance	Percent	Balance	Percent

Consumer (1)	$233,001	67.8%	$227,436	67.8%
Residential real estate	52,725	15.4	52,086	15.5
Home equity lines of credit	33,245	9.7	33,369	10.0
Commercial	13,890	4.0	11,294	3.4
Commercial real estate	10,093	2.9	10,152	3.0
Construction and land	574	0.2	952	0.3
	342,528	100.0%	335,289	100.0%
Unamortized loan origination costs, net of loan fees	1,319		1,556
Loans in process	(295)		14
Allowance for loan losses	(1,669)		(1,702)
	$342,883		$335,157

(1)       Includes stock-secured loans of $232,418 and $226,527 at March 31, 2010 and December 31, 2009, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Allowance for loan losses, beginning of period	$1,702	$2,448
Provision for loan losses	113	533
Charge-offs:
Residential real estate	(149)	-
Construction and land	-	(31)
Commercial real estate	-	(219)
Real estate construction loans	-	(21)
Total charge-offs	(149)	(271)
Recoveries	3	-
Allowance for loan losses, end of period	$1,669	$2,710

Net charge-offs to average bank loans outstanding, net	0.04%	0.12%

At March 31, 2010 and December 31, 2009, Stifel Bank had mortgage loans held for sale of $72,179 and $91,117, respectively. For the three months ended March 31, 2010 and 2009, Stifel Bank recognized a gain of $1,074 and $933, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At March 31, 2010, Stifel Bank had $1,064 of non-accrual loans that were more than 90 days past due, for which there was a specific allowance of $192. Further, Stifel Bank had $394 in troubled debt restructurings at March 31, 2010.  At December 31, 2009, Stifel Bank had $1,368 of non-accrual loans that were more than 90 days past due, for which there was a specific reserve of an insignificant amount. In addition, there were $533 in troubled debt restructurings at December 31, 2009. Stifel Bank has no exposure to sub-prime mortgages. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the condensed consolidated financial statements.

At March 31, 2010 and December 31, 2009, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $790 and $590, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $993 and $994, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2009	Net additions	Impairment losses	March 31, 2010
Goodwill
Global Wealth Management	$112,420	$-	$-	$112,420
Institutional Group	54,305	-	-	54,305
	$166,725	$-	$-	$166,725

	December 31, 2009	Net additions	Amortization	March 31, 2010
Intangible assets
Global Wealth Management	$21,356	$-	$(647)	$20,709
Institutional Group	3,292	391	(117)	3,566
	$24,648	$391	$(764)	$24,275

Amortizable intangible assets consist of acquired customer lists, non-compete agreements, and core deposits that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer lists	$31,145	$8,294	$30,754	$7,584
Non-compete agreement	2,789	2,425	2,789	2,371
Core deposits	2,157	1,097	2,157	1,097
	$36,091	$11,816	$35,700	$11,052

Amortization expense related to intangible assets was $764 and $734 for the three months ended March 31, 2010 and 2009, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2010 are: customer lists 8.2 years; core deposits 5.5 years; and non-compete agreements 1.7 years. As of March 31, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year *
Remainder of 2010	$2,335
2011	2,827
2012	2,448
2013	2,184
2014	2,022
Thereafter	11,400
$23,216

* The above table does not include the amortization expense associated with our core deposit intangible. We have determined that the assets and liabilities meet the criteria for being classified as held for sale, therefore, we have stopped amortizing the intangible asset.

NOTE 9 - Short-Term Borrowings from Banks

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities used as collateral is not reflected in the condensed consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $302,800 during the three months ended March 31, 2010. There are no compensating balance requirements under these arrangements. At March 31, 2010, short-term borrowings from banks were $184,900 at an average rate of 1.10%, which were collateralized by company-owned securities valued at $240,135. At December 31, 2009, short-term borrowings from banks were $90,800 at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165,150. The average bank borrowing was $106,356 and $63,948 during the three months ended March 31, 2010 and 2009, respectively, at weighted average daily interest rates of 1.01%, and 0.81%, respectively. At March 31, 2010 and December 31, 2009, Stifel Nicolaus had a stock loan balance of $41,419 and $16,667, respectively, at weighted average daily interest rates of 0.50% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $36,140 and $44,285 during the three months ended March 31, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.89%, and 0.84%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 10 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit and demand deposits. Deposits at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009

Money market and savings accounts	$931,453	$993,264
Demand deposits (interest bearing)	22,298	16,181
Demand deposits (non-interest bearing)	17,947	19,521
Certificates of deposit	16,565	18,245
	$988,263	$1,047,211

The weighted average interest rate on deposits was 0.2% and 0.5% at March 31, 2010 and December 31, 2009, respectively.

Scheduled maturities of certificates of deposit at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Certificates of deposit, less than $100:
Within one year	$8,817	$9,775
One to three years	638	514
Over three years	267	250
	$9,722	$10,539

Certificates of deposit, $100 and greater:
Within one year	$5,148	$5,936
One to three years	1,465	1,217
Over three years	230	553
	$6,843	$7,706

	$16,565	$18,245

At March 31, 2010 and December 31, 2009, the amount of deposits includes deposits of related parties, including $957,796 and $1,008,593, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $370 and $391, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under ASC 815:
Cash flow interest rate contracts	$511,327	Other assets	$-	Accounts payable and accrued expenses	$(3,291)

	December 31, 2009
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under ASC 815:
Cash flow interest rate contracts	$403,503	Other assets	$157	Accounts payable and accrued expenses	$(78)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other expense. There was no ineffectiveness recognized during the three months ended March 31, 2010. We reclassified $2,179 in "Other operating expenses" during the quarter ended March 31, 2010 related to a mismatch between the index on the swaps and the index on the affiliated deposits.

..At March 31, 2010, we expect to reclassify $8,097 of net losses, net of tax benefits, on derivative instruments from cumulative other comprehensive income/(loss) to earnings during the next 12 months as terminated swaps are amortized and as interest payments on derivative instruments occur.

The following table shows the effect of our company's derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2010 (in thousands):

	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$3,448	Interest expense	$78	None	$-

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed-funds based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and therefore, have no repayment risk. See Note 4 for further discussion on how we determine the fair value of our financial instruments. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

As of March 31, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,171. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $7,530 against our obligations under these agreements. If we had breached any of these provisions at March 31, 2010, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 12 - Commitments and Contingencies

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2010 and December 31, 2009, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2010, had no material effect on the condensed consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $86,770 to satisfy the minimum margin deposit requirement of $43,220 at March 31, 2010.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $19,100 in cash at March 31, 2010, which satisfied the minimum margin deposit requirements of $9,972.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At March 31, 2010, we estimate that our retail clients held $95,600 of eligible ARS after issuer redemptions of $30,895 and Stifel repurchases of $80,825.

As part of the first phase of the modified ARS repurchase offer, completed in January 2010, we repurchased at par $21,825 of eligible ARS. The remaining three phases of the modified ARS repurchase offer will be completed by December 31, 2011. During phases two and three, which will be completed by December 31, 2010, we estimate that we will repurchase ARS of $20,050. During phase four, we estimate that we will repurchase ARS of $73,925, which will be completed December 31, 2011.

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

The regulatory investigations include inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our activities with respect to ARS, and inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving CDOs. We intend to cooperate fully with the SEC, FINRA and the several states in these investigations.

We are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs").

The suit arises out of purchases of certain CDOs by the OPEB trusts.  The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200,000.  Plaintiffs assert that the school districts contributed $37,500 to the OPEB trusts to purchase the investments. The balance of $162,500 used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court recently denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

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

At March 31, 2010, Stifel Nicolaus had net capital of $196,847, which was 37.5% of aggregate debit items and $186,342 in excess of its minimum required net capital. CSA had net capital of $3,947, which was $3,757 in excess of minimum required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2010, SN Ltd's capital and reserves were $8,275, which was $7,670 in excess of the financial resources requirement under the rules of the FSA.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2010, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$761,719	35.8%	$170,088	8.0%	$212,610	10.0%
Tier 1 capital to risk-weighted assets	760,050	35.7	85,044	4.0	127,566	6.0
Tier 1 capital to adjusted average total assets	760,050	28.6	106,391	4.0	132,989	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$96,447	16.4%	$47,002	8.0%	$58,752	10.0%
Tier 1 capital to risk-weighted assets	94,778	16.1	23,501	4.0	35,251	6.0
Tier 1 capital to adjusted average total assets	94,778	8.5	44,664	4.0	55,830	5.0

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3,897,469 shares at March 31, 2010.

Stock-based compensation expense included in "Compensation and benefits" in the condensed consolidated statements of operations for our company's incentive stock award plans was $15,544 and $12,708 for the three months ended March 31, 2010 and 2009, respectively. The related income tax benefit recognized in income was $12,683 and $9,597 for the three months ended March 31, 2010 and 2009, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2010, no options were granted. As of March 31, 2010, there were 824,355 options outstanding at a weighted-average exercise price of $8.99 and a weighted-average contractual life of 2.90 years. As of March 31, 2010, there was $291 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted-average period of 0.93 years. We received $1,076 in cash from the exercise of stock options during the three months ended March 31, 2010.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At March 31, 2010, the total number of stock units outstanding was 7,246,846, of which 5,125,975 were non-vested. At March 31, 2010 there was unrecognized compensation cost for stock units of $157,115, which is expected to be recognized over a weighted-average period of 2.76 years.

Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. We charged $10,504 and $9,055 to "Compensation and benefits" for the three months ended March 31, 2010 and 2009, respectively, relating to units granted under the Plan. As of March 31, 2010, there were 3,118,617 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included on the condensed consolidated statements of financial condition under the caption "Investments" are $29,551 and $28,597 at March 31, 2010 and December 31, 2009, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2010 and December 31, 2009, the deferred compensation liability of $26,242 and $26,728, respectively, is included in "Accrued employee compensation" on the condensed consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to this plan generally cliff vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Charges to "Compensation and benefits" related to these two plans were $4,753 and $3,391 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there were 3,300,964 units outstanding under the two plans.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $816,418, and the fair value of the collateral that had been sold or repledged was $219,018. At December 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $792,094, and the fair value of the collateral that had been sold or repledged was $201,638.

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

At March 31, 2010 and December 31, 2009, Stifel Bank had outstanding commitments to originate loans aggregating $100,985 and $91,670, respectively. The commitments extended over varying periods of time with all commitments at March 31, 2010 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2010 and December 31, 2009, Stifel Bank had outstanding letters of credit totaling $8,822 and $1,047, respectively. For all but one of the standby letters of credit commitments at March 31, 2010, the expiration terms are less than one year. The remaining commitment, in the amount of $10, has an expiration term of April 2013.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2010 and December 31, 2009, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $49,774 and $27,148, respectively.

NOTE 17 - Income Taxes

The liability for unrecognized tax benefits was $2,044 and $2,046 as of March 31, 2010 and December 31, 2009, respectively, that if recognized would affect the effective tax rate for income before taxes.

We recognize the accrual of interest and penalties related to income tax matters in the "Provision for income taxes" on the condensed consolidated statements of operations. As of March 31, 2010 and December 31, 2009, accrued interest and penalties included in the unrecognized tax benefits liability were $445 and $422, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states, and foreign jurisdictions with varying statutes of limitation. For the U.S. and most state and foreign jurisdictions, the years 2006 through 2009 remain subject to examination by their respective authorities. We are subject to examination for various years by federal and state tax jurisdictions. It is possible that these examinations will be resolved in the next twelve months. We do not anticipate that payments made during the next twelve month period for these examinations will be material, nor do we expect that the reduction to unrecognized tax benefits as a result of a lapse of applicable statue of limitations will be significant. Our company's foreign jurisdictions are generally fully taxable by the United States.

NOTE 18 - Segment Reporting

We currently operate through the following three business segments: Global Wealth Management; Institutional Group (formerly Capital Markets); and various corporate activities combined in the Other segment. The UBS branch acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, we have changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Institutional Group. Previously reported segment information has been revised to reflect this change.

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

The Institutional Group segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues: (1)
Global Wealth Management	$197,195	$114,164
Institutional Group	113,292	105,472
Other	1,543	345
	$312,030	$219,981

Income/(loss) before income taxes:
Global Wealth Management	$36,932	$17,234
Institutional Group	27,456	26,034
Other	(24,823)	(21,113)
	$39,565	$22,155

(1)       No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2010 or 2009.

The following table presents our company's total assets on a segment basis at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total assets:
Global Wealth Management	$2,230,912	$2,226,050
Institutional Group	770,554	701,213
Other	225,917	240,093
	$3,227,383	$3,167,356

We have operations in the United States, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2010 and 2009, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues:
United States	$305,655	$215,452
United Kingdom	3,891	3,074
Other European	2,484	1,455
	$312,030	$219,981

NOTE 19 - Other Comprehensive income

The following table sets forth the components of other comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income	$23,740	$13,177
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	2,908	1,387
Unrealized losses in cash flow hedging instruments, net of tax	(3,370)	-
Other comprehensive income, net of tax	$23,278	$14,564

 NOTE 20 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009

Net income	$23,740	$13,177
Shares for basic and diluted calculations:
Average shares used in basic computation	30,720	26,772
Dilutive effect of stock options and units (1) (2)	4,305	3,426
Average shares used in diluted computation	35,025	30,198
Net income per share:
Basic	$0.77	$0.49
Diluted (1) (2)	$0.68	$0.44

(1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

(2)       For the three months ended March 31, 2010 and 2009, there were no securities excluded from the weighted average diluted common shares calculation because their effect would be antidilutive.

NOTE 21 - Stockholders' Equity

On May 5, 2005, the board of directors authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. Under existing Board authorizations at March 31, 2010, we are permitted to buy an additional 2,010,831 shares. The repurchase program has no expiration date. During the three months ended March 31, 2010, we issued 643,981 new shares for employee benefit plans.

NOTE 22 - Variable Interest Entities ("VIE")

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics such as the ability to influence the decision making relative to the entity's activities and how the entity is financed. The determination as to whether we are the primary beneficiary for entities subject to the deferral is based on a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. For entities not subject to the deferral, the determination as to whether we are the primary beneficiary is based on an analysis of the power to direct the activities of the VIE as well as the obligation to absorb losses or benefits that could potentially be significant to the entity. Where qualitative analyses are not conclusive, we perform a quantitative analysis.

 Our company's involvement with VIEs is limited to entities used as investment vehicles, the establishment of Stifel Financial Capital Trusts and our investment in a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies or limited partnerships. These partnerships and LLCs have assets of approximately $254,940 at March 31, 2010. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the Operating Agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control we look to the accounting guidance in determining whether a general partner controls a limited partnership. Under the current accounting rules, the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation. Management fee revenue earned by our company during the three months ended March 31, 2010 and 2009 was insignificant. In addition, our direct investment interest in these entities is insignificant at March 31, 2010 and December 31, 2009, respectively.

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

Interest in FSI Group, LLC ("FSI")

We have provided financing of $18,000 in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. The note is convertible at our election into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not the primary beneficiary.

Our company's exposure to loss is limited to the carrying value of the note with FSI at March 31, 2010 of $18,000, which is included in "Other assets" on the consolidated statements of financial condition. Our Company had no liabilities related to this entity at March 31, 2010. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2010. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations or cash flows.

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

Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements. However, we identified the following as non-recognized subsequent events:

Acquisition of Thomas Weisel Partners Group, Inc.

On April 26, 2010 Stifel Financial Corp. and Thomas Weisel Partners Group, Inc. ("TWPG") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of TWPG common stock.  Under the terms of the agreement TWPG shareholders would receive 0.1364 our company's shares for each TWPG share they own. Based upon our stock price as of April 23, 2010, the acquisition purchase price would be approximately $320,826. The acquisition is subject to the effectiveness of a registration statement with respect to our company's shares to be issued in the transaction and other customary closing conditions. The acquisition is also subject to the approval of TWPG shareholders. The merger is expected to close during the second quarter of 2010.

Sale of Bank Branch

Stifel Bank entered into a Branch Purchase and Assumption Agreement with Anheuser-Busch Employees' Credit Union on December 30, 2009 providing for the sale of a branch office. The transaction was completed on April 30, 2010. See Note 2 for further details.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, and the accompanying condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

We plan to maintain our focus on revenue growth with a continued focus on developing quality relationships with our clients. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our institutional group business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we take advantage of the consolidation among middle market firms, which we believe provides us opportunities in our private client and Institutional Group businesses.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Institutional Group segment, and the continued expansion of our Global Wealth Management segment. Since March 31, 2009, we have increased our number of financial advisors and branch offices by hiring 655 financial advisors and opening 80 branches, of which 312 financial advisors and 57 branches were part of our acquisition of UBS. In addition, we added 105 revenue producing investment bankers, traders, institutional sales staff and mortgage bankers along with 545 branch and home office support staff.

Results for the three months ended March 30, 2010

For the three months ended March 31, 2010, our net revenues increased 41.8% to $312.0 million compared to $220.0 million during the comparable period in 2009. Net income increased 80.2% to $23.7 million for the three months ended March 31, 2010 compared to $13.2 million during the comparable period in 2009.

We experienced revenue growth across all revenue line items over the first quarter of 2009. Our revenue growth was primarily attributable to an increase in the number of financial advisors, client assets and higher productivity. In addition, the market turmoil and downturns which were at unprecedented levels at the beginning of 2009 have begun showing signs of improvement and stability during the first quarter of 2010.

Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. While we have seen improvements in the equity capital markets, the increase over the three months ended March 31, 2009 is somewhat attributable to the severe conditions that existed a year ago in the capital markets. Our business does not produce predictable earnings and is affected by many risk factors such as the global economic and credit slowdown, among others.

On April 26, 2010 Stifel Financial Corp. and Thomas Weisel Partners Group, Inc. ("TWPG") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of TWPG common stock.  Under the terms of the agreement TWPG shareholders would receive 0.1364 our company's shares for each TWPG share they own. Based upon our stock price as of April 23, 2010, the acquisition purchase price would be approximately $320.8 million. The acquisition is subject to the effectiveness of a registration statement with respect to our company's shares to be issued in the transaction and other customary closing conditions. The acquisition is also subject to the approval of TWPG shareholders. The merger is expected to close during the second quarter of 2010.

As a result of this acquisition we are considering aligning our equity incentive plans with those of TWPG, which has no continued service requirements. As a result of the removal of the service requirements for vesting under our equity incentive plans, we will accelerate the expensing of any remaining unamortized share-based compensation costs with respect to previously granted awards on the modification date. This action would result in the acceleration of the non-cash compensation expense associated with these equity awards resulting in an after tax charge of approximately $85.0 to $94.0 million with a corresponding increase to additional paid in capital. Prior to this modification, restricted stock and RSUs awarded to employees were generally subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which was typically three to eight years.

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their auction rate securities ("ARS"). The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. At March 31, 2010, we estimate that our retail clients held $95.6 million of eligible ARS after issuer redemptions of $30.9 million and Stifel purchases of $80.8 million. We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the voluntary repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

External Factors Impacting our Business

While the economy continues to show signs of growth from the unprecedented levels reached during 2009, there is still a level of uncertainty and volatility in the capital markets. The growth and improvement in the capital markets that began during the second half of 2009 carried over into the first quarter of 2010. We operated in an environment characterized by strong client-driven activity, increased volumes in several lines of our business, tighter bid-offer spreads and a decline in the volatility levels. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession and financial services industry issues related to credit quality, auction rate securities and liquidity. There has been an increase in industry-wide equity and equity-related offerings compared to the difficult conditions that existed during the first half of 2009.

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

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$117,420	$97,278	20.7%	37.6%	44.2%
Commissions	105,035	74,610	40.8	33.7	33.9
Asset management and service fees	38,877	24,933	55.9	12.5	11.
Investment banking	34,221	15,504	120.7	11.0	7.1
Interest	14,647	9,892	48.1	4.7	4.5
Other income	4,171	115	*	1.3	0.1
Total revenues	314,371	222,332	41.4	100.8	101.1
Interest expense	2,341	2,351	(0.4)	0.8	1.1
Net revenues	312,030	219,981	41.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	206,242	147,840	39.5	66.1	67.2
Occupancy and equipment rental	24,858	17,867	39.1	8.0	8.1
Communication and office supplies	14,418	11,845	21.7	4.6	5.4
Commissions and floor brokerage	5,744	4,360	31.7	1.8	2.0
Other operating expenses	21,203	15,914	33.2	6.8	7.2
Total non-interest expenses	272,465	197,826	37.7	87.3	89.9

Income before income taxes	39,565	22,155	78.6	12.7	10.1
Provision for income taxes	15,825	8,978	76.2	5.1	4.1
Net income	$23,740	$13,177	80.2%	7.6%	6.0%

* Percentage is not meaningful.

For the three months ended March 31, 2010, net revenues (total revenues less interest expense) increased $92.0 million to $312.0 million; a 41.8% increase over the $220.0 million recorded for the three months ended March 31, 2009. Net income increased 80.2% to $23.7 million for the three months ended March 31, 2010 compared to $13.2 million during the comparable period in 2009.

NET REVENUE

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2010	2009	% Change
Net revenues:
Principal transactions	$117,420	$97,278	20.7%
Commissions	105,035	74,610	40.8
Asset management and service fees	38,877	24,933	55.9
Investment banking:
Capital raising	25,307	5,499	360.2
Strategic advisory fees	8,914	10,005	(10.9)
	34,221	15,504	120.7
Net interest	12,306	7,541	63.2
Other income	4,171	115	*
Total net revenues	$312,030	$219,981	41.8%

* Percentage is not meaningful.

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Institutional Group segment, the acquisition of UBS branches during the third and fourth quarters of 2009. The results of operations for the acquired UBS branches are included in our results prospectively from the date of their respective conversion. For the three months ended March 31, 2010, the acquired branches generated net revenues of $27.3 million.

Principal transactions - For the three months ended March 31, 2010, principal transactions revenues increased 20.7% to $117.4 million from $97.3 million in the comparable period in 2009. The increase is primarily attributable to increased principal transactions, primarily in over-the-counter ("OTC") equity, market making activities, and municipal debt.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2010, commission revenues increased 40.8% to $105.0 million from $74.6 million in the comparable period in 2009 primarily due to higher revenues from OTC equity and mutual funds. The increase is primarily attributable to an increase in the number of financial advisors, client assets and higher productivity. In addition, the market turmoil and downturns, which were at unprecedented levels at the beginning of 2009, have begun showing signs of improvement and stability during the first quarter of 2010.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2010, investment banking revenues increased $18.7 million, or 120.7%, to $34.2 million from $15.5 million in the comparable period in 2009.

Capital raising revenues increased $19.8 million to $25.3 million for the three months ended March 31, 2010 from $5.5 million in the comparable period in 2009. During the first quarter of 2010, equity and fixed income capital raising revenues were $14.8 million and $6.9 million, respectively, an increase of $13.7 million and $2.6 million, respectively, from the comparable period in 2009. Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. While we have seen improvements in the equity capital markets, the increase over the three months ended March 31, 2009 is somewhat attributable to the severe conditions that existed a year ago in the capital markets.

Strategic advisory fees decreased 10.9% to $8.9 million for the three months ended March 31, 2010 from $10.0 million in the comparable period in 2009. The decrease is primarily attributable to a decrease in the number of completed equity transactions and the aggregate transaction value, as well as average revenue per transaction, over the comparable periods in 2009.

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

For the three months ended March 31, 2010, asset management and service fee revenues increased 55.9% to $38.9 million from $24.9 million in the comparable period of 2009. The increase is primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from March 31, 2009, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Other income - For the three months ended March 31, 2010, other income increased $4.1 million to $4.2 million from $0.1 million during the comparable period in 2009. The increase is primarily attributable to the reduction of investment losses during the three months ended March 31, 2010 compared to the prior year period.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$357,294	$3,793	4.25%	$250,509	$2,654	4.24%
Interest-earning assets (Stifel Bank)	1,094,156	8,087	2.96	470,364	3,656	3.11
Stock borrow (Stifel Nicolaus)	71,047	10	0.06	57,431	8	0.06
Other (Stifel Nicolaus)		2,757			3,574
Total interest revenue		$14,647			$9,892

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$106,356	$269	1.01%	$63,948	$130	0.81%
Interest-bearing liabilities (Stifel Bank)	1,006,638	447	0.18	420,096	686	0.65
Stock loan (Stifel Nicolaus)	36,140	171	1.89	44,285	93	0.84
Interest-bearing liabilities (Capital Trusts)	82,500	1,348	6.53	82,500	1,364	6.61
Other (Stifel Nicolaus)		106			78
Total interest expense		2,341			2,351
Net interest income		$12,306			$7,541

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2010, net interest income increased to $12.3 million from $7.5 million during the comparable period in 2009.

For the three months ended March 31, 2010, interest revenue increased 48.1%, or $4.7 million, to $14.6 million from $9.9 million in the comparable period in 2009, principally as a result of a $4.4 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $1.1 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1,094.2 million during the three months ended March 31, 2010 compared to $470.4 million during the comparable period in 2009 at weighted average interest rates of 2.96% and 3.11%, respectively. The average margin balances of Stifel Nicolaus increased to $357.3 million during the three months ended March 31, 2010 compared to $250.5 million during the comparable period in 2009 at weighted average interest rates of 4.25% and 4.24%, respectively.

For the three months ended March 31, 2010, interest expense of $2.3 million remained relatively unchanged from the comparable period in 2009. See "Net Interest Income" table above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2010	2009	% Change
Non-interest expenses:
Compensation and benefits	$206,242	$147,840	39.5%
Occupancy and equipment rental	24,858	17,867	39.1
Communications and office supplies	14,418	11,845	21.7
Commissions and floor brokerage	5,744	4,360	31.7
Other operating expenses	21,203	15,914	33.2
Total non-interest expenses	$272,465	$197,826	37.7%

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, increased administrative overhead to support the growth in our segments.

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

For the three months ended March 31, 2010, compensation and benefits expense increased 39.5%, or $58.4 million, to $206.2 million from $147.8 million during the comparable period in 2009. The increase in compensation and benefits expense over the prior year periods is primarily attributable to increased headcount and higher production-based variable compensation.

Compensation and benefits expense as a percentage of net revenues decreased to 66.1% for the three months ended March 31, 2010, compared to 67.2% for the comparable period in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues as compared to the three months ended March 31, 2009, offset by an increase in transition pay and base salaries.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $19.3 million (6.2% of net revenues) for the three months ended March 31, 2010, respectively, compared to $12.2 million (5.5% of net revenues) for the comparable period in 2009. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended March 31, 2010, occupancy and equipment rental expense increased 39.1% to $24.9 million from $17.9 million during the three months ended March 31, 2009. The increase is primarily due to the increase in rent and depreciation expense.  As of March 31, 2010, we have 294 locations compared to 230 at March 31, 2009.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2010, communications and office supplies expense increased 21.7% to $14.4 million from $11.8 million during the first quarter of 2009. The increase is primarily attributable to our continued expansion as we sustained our growth initiatives throughout the first quarter of 2010 by adding additional revenue producers and support staff.

Commissions and floor brokerage - For the three months ended March 31, 2010, commissions and floor brokerage expense increased 31.7% to $5.7 million from $4.4 million during the comparable period in 2009. The increase is primarily attributable to increased business activity.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2010, other operating expenses increased 33.2% to $21.2 million from $15.9 million during the three months ended March 31, 2009.

The increases were primarily attributable to the continued growth in all segments during the first quarter of 2010, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, and legal expenses. The increase in legal expenses is attributable to an increase in litigation costs to defend industry recruitment claims.

Provision for income taxes - For the three months ended March 31, 2010, our provision for income taxes was $15.8 million, representing an effective tax rate of 40.0%, compared to $9.0 million for the comparable period in 2009, representing an effective tax rate of 40.5%.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group (formerly Capital Markets), and Other. The UBS branch acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, we have changed how we manage these reporting units and consequently they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Institutional Group. Previously reported segment information has been revised to reflect this change.

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

The Institutional Group segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

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

Results of Operations - Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2010	2009	% Change	2010	2009
Revenues:
Commissions	$79,587	$43,216	84.2%	40.4%	37.8%
Principal transactions	59,871	38,437	55.8	30.3	33.7
Asset management and service fees	38,668	24,831	55.7	19.6	21.7
Investment banking	5,302	2,070	156.2	2.7	1.8
Interest	12,558	6,811	84.4	6.4	6.0
Other income	2,733	203	*	1.4	0.2
Total revenues	198,719	115,568	71.9	100.8	101.2
Interest expense	1,524	1,404	8.5	0.8	1.2
Net revenues	197,195	114,164	72.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	124,738	72,629	71.7	63.3	63.6
Occupancy and equipment rental	14,731	10,451	41.0	7.5	9.2
Communication and office supplies	7,479	5,398	38.5	3.8	4.7
Commissions and floor brokerage	2,803	1,841	52.3	1.4	1.6
Other operating expenses	10,512	6,611	59.0	5.3	5.8
Total non-interest expenses	160,263	96,930	65.3	81.3	84.9
Income before income taxes	$36,932	$17,234	114.3%	18.7%	15.1%

* Percentage is not meaningful.

	March 31, 2010	December 31, 2009	March 31, 2009
Branch offices	272	272	210
Financial advisors	1,732	1,719	1,218
Independent contractors	168	166	176

Assets in fee-based accounts:
Value (in thousands)	10,923,155	9,309,775	4,755,030
Number of accounts	52,610	44,071	25,364

        Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors and the acquisition UBS branches during the third and fourth quarters of 2009.

NET REVENUES

For the three months ended March 31, 2010, Global Wealth Management net revenues increased 72.7% to $197.2 million from $114.2 million for the comparable period in 2009. The increase in net revenues for the three months ended March 31, 2010 over the comparable period in 2009 is attributable to growth across all revenue line items.

Commissions - For the three months ended March 31, 2010, commission revenues increased 84.2% to $79.6 million from $43.2 million in the comparable period in 2009. The increase is primarily attributable to an increase in agency transactions in OTC and listed equity securities, and insurance products. The increase is primarily attributable to an increase in the number of financial advisors, client assets and higher productivity. In addition, the market turmoil and downturns, which were at unprecedented levels at the beginning of 2009, have begun showing signs of improvement and stability during the first quarter of 2010.

Principal transactions - For the three months ended March 31, 2010, principal transactions revenues increased 55.8% to $59.9 million from $38.4 million in the comparable period in 2009. The increase is primarily attributable to increased principal transactions, primarily in OTC equity, market maker activities, and municipal debt.

Asset management and service fees - For the three months ended March 31, 2010, asset management and service fees increased 55.7% to $38.7 million from $24.8 million in the comparable period in 2009. The increase is primarily a result of a 17.3% increase in the value of assets in fee-based accounts from March 31, 2009 and a 19.4% increase in the number of managed accounts attributable principally to the continued growth of the private client group, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased $3.2 million to $5.3 million for the three months ended March 31, 2010 from $2.1 million during the comparable period in 2009. Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. Equity capital markets have improved when compared to the severe conditions that existed a year ago. See further discussion of investment banking activities in the Institutional Group segment section.

Interest revenue - For the three months ended March 31, 2010, interest revenue increased 84.4% to $12.6 million from $6.8 million in the comparable period in 2009. The increase is primarily due to an increase in interest revenue from customer margin borrowing to finance trading activity and higher average customer margin balances. The increase is also attributable to the growth of the interest-earning assets of Stifel Bank. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Interest expense - For the three months ended March 31, 2010, interest expense increased 8.5% to $1.5 million from $1.4 million in the comparable period in 2009. The increase is primarily due to increased interest charged on our short-term borrowing activity, offset by decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$116,219	$71	0.24%	$183,137	$221	0.48%
U.S. government agencies	793	10	5.04	3,011	89	11.77
State and political subdivisions (non-taxable) (1)	960	10	4.17	1,512	16	4.17
Mortgage-backed securities	505,124	3,572	2.83	35,723	374	4.19
Corporate bonds	40,085	465	4.64	6,046	51	3.34
Asset-backed securities	11,719	75	2.56	17,583	242	5.51
Federal Home Loan Bank ("FHLB") and other capital stock	655	3	1.83	719	-	0.11
Loans (2)	346,267	3,009	3.48	189,011	2,293	4.85
Loans held for sale	72,334	872	4.82	33,622	370	4.41
Total interest-earning assets (3)	$1,094,156	$8,087	2.96%	$470,364	$3,656	3.11%
Cash and due from banks	6,286			4,222
Other non interest-earning assets	33,048			21,344
Total assets	$1,133,490			$495,930

Liabilities and stockholders' equity:
Deposits:
Money market	$970,704	$298	0.12%	$385,411	$448	0.46%
Demand deposits	17,348	3	0.07	6,501	4	0.25%
Time deposits	16,349	130	3.18	21,820	189	3.48
Savings	237	-	-	349	-	0.05
FHLB advances	2,000	16	3.20	6,000	45	2.97
Federal funds and repurchase agreements	-	-	-	15	-	0.08
Total interest-bearing liabilities (3)	$1,006,638	$447	0.18%	$420,096	$686	0.65%
Non interest-bearing deposits	15,774			16,354
Other non interest-bearing liabilities	5,182			1,564
Total liabilities	1,027,594			438,014
Stockholders' equity	105,896			57,916
Total liabilities and stockholders' equity	$1,133,490			$495,930
Net interest margin		$7,640	2.79%		$2,970	2.53%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 (in thousands):

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$(148)	$(2)	$(150)
U.S. government agencies	(44)	(35)	(79)
State and political subdivisions (non-taxable)	(2)	(4)	(6)
Mortgage-backed securities	4,070	(872)	3,198
Corporate bonds	387	27	414
Asset-backed securities	(64)	(103)	(167)
FHLB and other capital stock	-	3	3
Loans	4,056	(3,340)	716
Loans held for sale	703	(201)	502
	$8,958	$(4,527)	$4,431

	Increase (decrease) due to:
	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$1,676	$(1,826)	$(150)
Demand deposits	16	(17)	(1)
Time deposits	(44)	(15)	(59)
Savings	-	-	-
FHLB advances	(81)	52	(29)
Federal funds and repurchase agreements	-	-	-
	$1,567	$(1,806)	$(239)

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

For the three months ended March 31, 2010, interest revenue of $8.1 million was generated from weighted average interest-earning assets of $1,094.2 million at a weighted average interest rate of 2.96%. Interest revenue of $3.7 million for the comparable period in 2009 was generated from weighted average interest-earning assets of $470.4 million at a weighted average interest rate of 3.11%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended March 31, 2010 was $1,006.6 million at a weighted average interest rate of 0.18%. The weighted average balance of interest-bearing liabilities for the comparable period in 2009 was $420.1 million at a weighted average interest rate of 0.65%.

The growth in Stifel Bank has been primarily driven by (i) the conversion of UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances of $1.7 billion and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2010, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $957.8 million compared to $418.0 million at March 31, 2009.

See the average balances and interest rates for Stifel Bank presented above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2010, Global Wealth Management non-interest expenses increased 65.3% to $160.3 million from $96.9 million for the comparable period in 2009.

Compensation and benefits - For the three months ended March 31, 2010, compensation and benefits expense increased 71.7% to $124.7 million from $72.6 million during the three months ended March 31, 2009. The increase is principally due to increased variable compensation as a result of increased production and fixed compensation.

Compensation and benefits expense as a percentage of net revenues decreased to 63.3% for the three months ended March 31, 2010, compared to 63.6% for the comparable period in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues, offset by an increase in transition pay, which consists of the amortization of upfront notes, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $14.9 million (7.5% of net revenues) for the three months ended March 31, 2010 compared to $8.4 million (7.3% of net revenues) for the three months ended March 31, 2009. The upfront notes are amortized over a five to ten year period.

The fluctuations in non-compensation interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during the three months ended March 31, 2010. Our expansion efforts include the acquisitions of UBS, as well as organic growth. As of March 31, 2010, we have 272 branch offices compared to 210 at March 31, 2009. In addition, since March 31, 2009, we have added 1,071 revenue producers and support staff.

Occupancy and equipment rental - For the three months ended March 31, 2010, occupancy and equipment rental expense increased 41.0% to $14.7 million from $10.5 million during the comparable period in 2009.

Communications and office supplies - For the three months ended March 31, 2010, communications and office supplies expense increased 38.5% to $7.5 million from $5.4 million during the third quarter of 2009.

Commissions and floor brokerage - For the three months ended March 31, 2009, commissions and floor brokerage expense increased 52.3% to $2.8 million from $1.8 million during the third quarter of 2009.

Other operating expenses - For the three months ended March 31, 2010, other operating expenses increased 59.0% to $10.5 million from $6.6 million during the comparable period in 2009. As a result of the growth of our Private Client Group segment during the three months ended March 31, 2010, there has been an increase in license and registration fees, and securities processing fees, as well as litigation costs to defend industry recruiting claims.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2010, income before income taxes increased $19.7 million, or 114.3%, to $36.9 million from $17.2 million during the comparable period in 2009. Profit margins have improved as a result of the increase in revenue growth and a decline in start-up costs associated with the branches we opened during 2009, both organically and through the acquisition of UBS, as we continued to take advantage of market displacement.

Results of Operations - Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$57,549	$58,840	(2.2)%	50.8%	55.8%
Commissions	25,448	31,395	(18.9)	22.5	29.8
Capital raising	20,004	3,429	483.4	17.6	3.2
Advisory	8,914	10,006	(10.9)	7.9	9.5
Investment banking	28,918	13,435	115.3	25.5	12.7
Interest	1,959	2,073	(5.5)	1.7	2.0
Other income	422	222	90.1	0.4	0.2
Total revenues	114,296	105,965	7.9	100.9	100.5
Interest expense	1,004	493	103.9	0.9	0.5
Net revenues	113,292	105,472	7.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	66,304	62,518	6.1	58.5	59.3
Occupancy and equipment rental	4,066	3,687	10.3	3.6	3.5
Communication and office supplies	4,880	4,779	2.1	4.3	4.5
Commissions and floor brokerage	2,941	2,520	16.7	2.6	2.4
Other operating expenses	7,645	5,934	28.8	6.8	5.6
Total non-interest expenses	85,836	79,438	8.1	75.8	75.3
Income before income taxes	$27,456	$26,034	5.5%	24.2%	24.7%

NET REVENUES

For the three months ended March 31, 2010, Institutional Group net revenues increased 7.4% to $113.3 million from $105.5 million for the comparable period in 2009. The increase in net revenues for the three months ended March 31, 2010 over the comparable period in 2009 is primarily attributable to an increase in investment banking,, specifically capital raising, offset by decreases in  principal transactions and commissions.

Principal transactions - For the three months ended March 31, 2010, principal transactions revenues decreased 2.2%, to $57.5 million from $58.8 million in the comparable period in 2009. The decrease is primarily attributable to decreased principal transactions, primarily in corporate debt and mortgage-backed bonds, offset by an increase in  corporate equity.

Commissions - For the three months ended March 31, 2010, commission revenues decreased 18.9% to $25.4 million from $31.4 million in the comparable period in 2009. The decrease is primarily attributable to decreased trading volumes, primarily in equity securities (listed and over-the-counter).

Investment banking - For the three months ended March 31, 2010, investment banking revenues increased $15.5 million, or 115.3%, to $28.9 million from $13.4 million in the comparable period in 2009.

For the three months ended March 31, 2010, capital raising revenues increased $16.8 million to $20.0 million from $3.4 million in the comparable period in 2009.

For the three months ended March 31, 2010, fixed income capital raising revenues increased $3.5 million to $5.2 million from $1.7 million during the first quarter of 2009.

During the second and third quarters of 2009, capital market conditions began to improve, and we raised capital for our clients in a number of successful public finance underwritings. For the three months ended March 31, 2010, we were involved, as manager or co-manager, in 98 tax-exempt issues with a total par value of $10.8 billion compared to 72 issues with a total par value of $3.9 billion during the comparable period in 2009.

For the three months ended March 31, 2010, equity capital raising revenues increased $9.7 million to $11.3 million from $1.6 million during the first quarter of 2009. During the quarter ended March 31, 2010, we were involved, as manager or co-manger, in 24 equity underwritings, which raised a total of $6.0 billion, compared to 2 equity underwritings, which raised a total of $206.6 million during the comparable period in 2009. Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. While we have seen improvements in the equity capital markets, the increase over the three months ended March 31, 2009 is somewhat attributable to the severe conditions in the capital markets that existed a year ago.

For the three months ended March 31, 2010, strategic advisory fees decreased 10.9% to $8.9 million from $10.0 million in the comparable period in 2009. The decrease is primarily due to an decrease in the number of completed transactions and the aggregate transaction value, as well as average revenue per transaction, over the comparable period in 2009.

Interest revenue - For the three months ended March 31, 2010, interest revenue decreased 5.5% to $2.0 million from $2.1 million in the comparable period in 2009. The decrease in interest revenues is primarily attributable to decreased interest earned on our trading inventory. The change in the mix from principal transactions revenue to commissions-based revenues has created a decrease in our trading inventory levels primarily related to fixed income products.

Interest expense - For the three months ended March 31, 2010, interest expense increased 103.9%, or $0.5 million, to $1.0 million from $0.5 million in the comparable period in 2009.

NON-INTEREST EXPENSES

For the three months ended March 31, 2010, Institutional Group non-interest expenses increased 8.1% to $85.8 million from $79.4 million for the comparable period in 2009.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment during the three months ended March 31, 2010. We have added 99 revenue producers and support staff since March 31, 2009.

Compensation and benefits - For the three months ended March 31, 2010, compensation and benefits expense increased 6.1% to $66.3 million from $62.5 million during the comparable period in 2009. The increase is primarily due to increased fixed compensation and higher production-based variable compensation due to higher production as compared to the prior year.

Compensation and benefits expense as a percentage of net revenues decreased to 58.5% for the three months ended March 31, 2010, compared to 59.3% for the comparable period in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues.

The fluctuations in non-compensation interest expenses, discussed below, were primarily attributable to the continued growth of our Institutional Group segment during the three months ended March 31, 2010. We have added 99 revenue producers and support staff since March 31, 2009.

Occupancy and equipment rental - For the three months ended March 31, 2010, occupancy and equipment rental expense increased 10.3% to $4.1 million from $3.7 million during the comparable period in 2009.

Communications and office supplies - For the three months ended March 31, 2010, communications and office supplies expense increased 2.1% to $4.9 million from $4.8 million during the first quarter of 2009.

Commissions and floor brokerage - For the three months ended March 31, 2010, commissions and floor brokerage expense increased 16.7% to $2.9 million from $2.5 million during the first quarter of 2009.

 Other operating expenses - For the three months ended March 31, 2010, other operating expenses increased 28.8% to $7.6 million from $5.9 million during the comparable period in 2009.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2010, income before income taxes for the Institutional Group segment increased $1.4 million, or 5.5%, to $27.4 million from $26.0 million during the comparable period in 2009. The increase is primarily attributable to increased revenues and the scalability of increased production as a result of our continued expansion of the Institutional Group segment during the first quarter of 2010.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,
	2010	2009	% Change

Net revenues	$1,543	$345	347.7%

Non-interest expenses:
Compensation and benefits	15,200	12,693	19.8
Other operating expenses	11,166	8,765	27.4
Total non-interest expenses	26,366	21,458	22.9
Loss before income taxes	$(24,823)	$(21,113)	17.6%

Net revenues - For the three months ended March 31, 2010, net revenues increased $1.2 million to $1.5 million from $0.3 million for the comparable period in 2009. The increase in net revenues is primarily attributable to the reduction of investment losses during the three months ended March 31, 2010 compared to losses in the prior year period, offset by declining net interest revenues.

Compensation and benefits - For the three months ended March 31, 2010, compensation and benefits expense increased 19.8% to $15.2 million from $12.7 million for the comparable period in 2009. The increase in compensation and benefits expense during the three months ended March 31, 2010 was related to an increase in support personnel as we continued our growth initiatives.

Other operating expenses - For the three months ended March 31, 2010, other operating expenses increased 27.4% to $11.2 million from $8.8 million for the comparable period in 2009. The increase was primarily attributable to the continued growth in all segments during the first quarter of 2010, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses.  The increase in legal expenses is attributable to an increase in the number of claims and litigation costs to defend industry recruitment claims.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $3.2 billion at March 31, 2010 were up 1.9% over December 31, 2009. The increase is primarily attributable to increased trading inventory, financial instruments and bank loans, offset by decrease in cash and cash equivalents and receivables. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2010, our liabilities were comprised primarily of short-term borrowings of $184.9 million, deposits of $988.3 million at Stifel Bank and payables to brokerage clients, brokers, dealers and clearing organizations of $227.4 million and $102.5 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, including accrued employee compensation of $185.8 million. To meet our obligations to clients and operating needs, we have $145.7 million in cash. We also have client brokerage receivables of $412.7 million and $342.8 million in loans at Stifel Bank.

Liquidity and Capital Resources

Liquidity is essential to our business. We regularly monitor our liquidity position, including our cash and regulatory net capital positions, and we have implemented a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

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

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at March 31, 2010, we are permitted to buy an additional 2,010,831 shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $16.1 million to $145.7 million at March 31, 2010 from $161.8 million at December 31, 2009. Operating activities used $79.3 million of cash primarily due to an increase in operating assets and liabilities offset by the net effect of non-cash expenses and cash from earnings. Investing activities provided cash of $6.3 million primarily due to proceeds from maturities, calls and principal payments of our available-for-sale securities and the sale of proprietary investments, offset by purchases of eligible ARS from our customers as part of our voluntary repurchase plan, increase in bank loans, and fixed asset purchases. During the three months ended March 31, 2010, we purchased $6.2 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $56.9 million primarily due to an increase in short-term borrowings from banks and an increase in securities loaned, offset by a decrease in bank deposits.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the condensed consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $302.8 million during the three months ended March 31, 2010. There are no compensating balance requirements under these arrangements. At March 31, 2010, short-term borrowings from banks were $184.9 million at an average rate of 1.10%, which were collateralized by company-owned securities valued at $240.1 million. At December 31, 2009, short-term borrowings from banks were $90.8 million at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165.2 million. The average bank borrowing was $106.4 million and $63.9 million during the three months ended March 31, 2010 and 2009, respectively, at weighted average daily interest rates of 1.01%, and 0.81%, respectively. At March 31, 2010 and December 31, 2009, Stifel Nicolaus had a stock loan balance of $41.4 million and $16.7 million, respectively, at weighted average daily interest rates of 0.50% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $36.1 million and $44.3 million during the three months ended March 31, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.89%, and 0.84%, respectively. Customer-owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $110.4 million at March 31, 2010, of which $108.4 million was unused, and a $13.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $957.8 million at March 31, 2010.

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

Use of Capital Resources

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. At March 31, 2010, we estimate that our retail clients held $95.6 million of eligible ARS after issuer redemptions of $30.9 million and Stifel purchases of $80.8 million.

We have paid $7.1 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2010 through April 30, 2010. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining nine moths of 2010 and the years ended December 31, 2011, 2012, 2013, 2014 and thereafter are $35.8 million, $31.4 million, $25.9 million, $20.4 million and $68.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At March 31, 2010, Stifel Nicolaus had net capital of $196.8 million, which was 37.5% of its aggregate debit items, and $186.3 million in excess of its minimum required net capital; CSA had net capital of $3.9 million, which was $3.7 million in excess of its minimum required net capital. At March 31, 2010, SN Ltd had capital and reserves of $8.3 million, which was $7.7 million in excess of the financial resources requirement under the rules of the FSA. At March 31, 2010, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 14 of the Notes to Condensed Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with ASC 820, "Fair Value Measurement and Disclosures." Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. All other fair value measurements of financial instruments that do not fall within the Level 1 or Level 3 classification are considered Level 2. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 cash instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities.

At March 31, 2010, Level 3 assets for which we bear economic exposure were $88.1 million or 7.0% of the total assets measured at fair value. During the three months ended March 31, 2010, we recorded net purchases of $22.9 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $0.5 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level 3 assets at March 31, 2010.

At March 31, 2010, Level 3 assets included the following: $75.7 million of auction rate securities, of which the auctions have failed and $12.4 million of private equity and other fixed income securities.

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

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at March 31, 2010 and December 31, 2009 was $2.1 million and $2.5 million, respectively, with associated loss allowances of $0.8 million and $1.5 million, respectively.

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

Goodwill and Intangible Assets

Under the provisions of ASC 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At March 31, 2010, we had goodwill of $166.7 million and intangible assets of $24.3 million.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Additionally, we monitor, on a daily basis, the Value-at-Risk ("VaR") in our institutional trading portfolios using daily market data for the previous twelve months and report VaR at a 95% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusual volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our institutional trading portfolios during the three months ended March 31, 2010 and the daily VaR at March 31, 2010 and December 31, 2009 (in thousands, except rates):

	Three Months Ended March 31, 2010			VaR calculation at
	High	Low	Daily Average	March 31, 2010	December 31, 2009
Daily VaR	$1,542	$353	$917	$575	$766
Related portfolio value	$236,367	$15,098	$162,081	$17,590	$138,053
VaR as a percentage of portfolio value	0.65%	2.34%	0.57%	3.27%	0.55%

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

The following table illustrates the estimated change in net interest margin at March 31, 2010 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	39.9%
+100	21.5%
0	-%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at March 31, 2010 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$365,487	$6,845	$37,781	$8,426
Securities	87,828	33,575	208,863	212,854
Interest-bearing cash	112,206	-	-	-
	$565,521	$40,420	$246,644	$221,280

Interest-bearing liabilities:
Transaction accounts and savings	$465,942	$71,194	$386,918	$66,234
Certificates of deposit	295	437	2,510	-
Borrowings	2,000	-	-	-
	$468,237	$71,631	$389,428	$66,234
GAP	97,284	(31,211)	(142,784)	155,046
Cumulative GAP	$97,284	$66,073	$(76,711)	$78,335

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $816.4 million, and the fair value of the collateral that had been sold or repledged was $219.0 million.

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

Stifel Bank extends credit to individual and commercial borrowers through a variety of loan products, including residential and commercial mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Stifel Bank's loan policy includes criteria to adequately underwrite, document, monitor, and manage credit risk. Underwriting requires reviewing and documenting the fundamental characteristics of credit including character, capacity to service the debt, capital, conditions, and collateral. Benchmark capital and coverage ratios are utilized, which include liquidity, debt service coverage, credit, working capital, and capital to asset ratios. Lending limits are established to include individual, collective, committee, and board authority. Monitoring credit risk is accomplished through defined loan review procedures including frequency and scope.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by Stifel Financial Corp.'s management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following supplements and amends our discussion set forth under Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We are named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs").

The suit arises out of purchases of certain CDOs by the OPEB trusts.  The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court recently denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2010. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2010.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. In May 2005, the Board of Directors authorized the repurchase of an additional 3,000,000 shares, for a total authorization to repurchase up to 4,500,000 shares. At March 31, 2010, the maximum number of shares that may yet be purchased under this plan was 2,010,831.

ITEM 5.  EXHIBITS

Exhibit No.	Description
3.1

Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

10.1

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, filed as Annex A to Stifel Financial Corp.'s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008 and incorporated herein by reference.

10.2

Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, filed as Annex B to the Stifel Financial Corp.'s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008 and incorporated herein by reference.

11.1

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*

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

Date:  April 30, 2010