Form 10-Q
period 2010-06-30
STIFEL FINANCIAL CORP
filed 2010-08-09
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-09305

_________________________

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of	43-1273600 (IRS Employer Identification No.)
incorporation or organization)

501North Broadway
St. Louis, Missouri	63102
(Address of principal executive offices)	(Zip Code)
(314) 342-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock as of July 30, 2010 was 35,817,247, which includes 780,118 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. These shares are exchangeable at any time into a share of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$262,702	$161,820
Cash segregated for regulatory purposes	19	19
Receivables:
Brokerage clients, net	441,854	383,222
Broker, dealers and clearing organizations	196,231	309,609
Securities purchased under agreements to resell	88,668	124,854
Trading securities owned, at fair value (includes securities pledged of $253,835 and $287,683, respectively)	476,498	454,891
Available-for-sale securities, at fair value	740,121	578,488
Held-to-maturity securities, at amortized cost	7,574	7,574
Loans held for sale	60,154	91,117
Bank loans, net	367,819	335,157
Bank foreclosed assets held for sale, net of estimated cost to sell	1,345	3,143
Investments	126,205	109,403
Fixed assets, net of accumulated depreciation and amortization of $81,477 and $71,445, respectively	63,124	62,115
Goodwill	166,725	166,725
Intangible assets, net	22,508	24,648
Loans and advances to financial advisors and other employees, net	180,912	185,123
Deferred tax assets, net	58,314	53,462
Other assets	109,934	115,986
Total Assets	$3,370,707	$3,167,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	June 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$163,900	$90,800
Payables:
Customers	218,647	214,883
Brokers, dealers and clearing organizations	111,364	90,460
Drafts	47,235	66,964
Securities sold under agreements to repurchase	58,584	122,533
Bank deposits	1,255,292	1,047,211
Federal Home Loan Bank advances	-	2,000
Trading securities sold, but not yet purchased, at fair value	253,463	277,370
Accrued compensation	119,215	166,346
Accounts payable and accrued expenses	124,197	113,364
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	982	9,398
	2,435,379	2,283,829
Liabilities subordinated to claims of general creditors	8,241	10,081
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 31,379,884 and 30,388,270 shares, respectively	4,707	4,558
Additional paid-in-capital	656,402	623,943
Retained earnings	285,257	244,615
Accumulated other comprehensive income	1,860	1,302
	948,226	874,418
Treasury stock, at cost, 399,075 and 4,221 shares, respectively	(20,514)	(242)
Unearned employee stock ownership plan shares, at cost, 97,617 and 113,885 shares, respectively	(625)	(730)
	927,087	873,446
Total Liabilities and Shareholders' Equity	$3,370,707	$3,167,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenues:
Principal transactions	$122,923	$121,261	$240,343	$218,539
Commissions	103,634	80,721	208,669	155,331
Asset management and service fees	44,138	25,433	85,241	51,254
Investment banking	41,252	24,702	75,473	40,206
Interest	14,654	10,584	29,301	20,476
Other income	3,757	1,849	5,702	1,076
Total revenues	330,358	264,550	644,729	486,882
Interest expense	2,349	3,045	4,690	5,396
Net revenues	328,009	261,505	640,039	481,486

Non-interest expenses:
Compensation and benefits	216,907	175,881	423,149	323,721
Occupancy and equipment rental	26,595	20,714	51,453	38,581
Communications and office supplies	15,925	13,129	30,343	24,974
Commissions and floor brokerage	5,272	6,321	11,016	10,681
Other operating expenses	27,365	19,351	48,568	35,265
Total non-interest expenses	292,064	235,396	564,529	433,222

Income before income tax expense	35,945	26,109	75,510	48,264
Provision for income taxes	14,836	10,294	30,661	19,272
Net income	$21,109	$15,815	$44,849	$28,992

Earnings per common share:
Basic	$0.68	$0.58	$1.46	$1.07
Diluted	$0.60	$0.51	$1.28	$0.94

Weighted average number of common shares outstanding:
Basic	30,838	27,455	30,779	27,116
Diluted	34,901	31,270	34,973	30,752

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Operating Activities:
Net income	$44,849	$28,992
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,579	8,086
Amortization of loans and advances to financial advisors and other employees	23,528	11,936
Accretion of discounts on available-for-sale securities	3,213	(123)
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	(914)	1,384
Amortization of intangible assets	1,472	1,399
Deferred income taxes	(5,869)	(1,150)
Stock-based compensation	32,429	24,019
Excess tax benefits from stock-based compensation	(13,122)	(10,546)
(Gain)/loss on the sale of investments	(26)	2,142
Other, net	(961)	257
Decrease/(increase) in operating assets:
Receivables:
Brokerage clients	(58,089)	(59,139)
Brokers, dealers and clearing organizations	113,378	(299,766)
Securities purchased under agreements to resell	36,186	(80,421)
Trading securities owned, including those pledged	(21,607)	(167,469)
Loans originated as mortgages held for sale	(386,444)	(534,217)
Proceeds from mortgages held for sale	386,647	522,143
Loans and advances to financial advisors and other employees	(18,711)	(52,637)
Other assets	19,712	(10,926)
Increase/(decrease) in operating liabilities:
Payables:
Customers	3,764	36,699
Brokers, dealers and clearing organizations	(34,177)	91,021
Drafts	(19,729)	(11,472)
Trading securities sold, but not yet purchased	(23,907)	90,185
Other liabilities and accrued expenses	(69,550)	(83,493)
Net cash provided by/(used) in operating activities	23,651	(493,096)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Investing Activities:
Proceeds from:
Maturities, calls and principal paydowns on available-for sale securities	$63,078	$12,649
Sale or maturity of investments	38,180	39,703
Sale of bank branch	13,905	-
Sale of bank foreclosed assets held for sale	1,934	2,845
Decrease/(increase) in bank loans, net	(32,897)	8,096
Payments for:
Purchase of available-for-sale securities	(215,828)	(92,209)
Purchase of investments	(54,896)	(68,683)
Purchase of fixed assets	(11,808)	(11,005)
Acquisitions	(500)	-
Purchase of bank foreclosed assets held for sale	(97)	(2,719)
Net cash used in investing activities	(198,929)	(111,323)
Financing Activities:
Increase in bank deposits, net	225,701	185,632
Net proceeds from short-term borrowings from banks	73,100	212,300
(Decrease)/increase in securities sold under agreements to repurchase	(63,949)	52,665
Increase in securities loaned	55,081	39,230
Excess tax benefits from stock-based compensation	13,122	10,546
Issuance of common stock	865	53,903
Repurchase of common stock	(24,428)	-
Reissuance of treasury stock	508	-
Payment of Federal Home Loan Bank advances	(2,000)	(4,000)
Extinguishment of subordinated debt	(1,840)	(1,300)
Net cash provided by financing activities	276,160	548,976

Increase/(decrease) in cash and cash equivalents	100,882	(55,443)
Cash and cash equivalents at beginning of period	161,820	239,725
Cash and cash equivalents at end of period	$262,702	$184,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,654	$5,277
Cash paid for income taxes, net of refunds	$25,107	$435
Noncash investing and financing activities:
Units, net of forfeitures	$54,524	$50,609
Payment of Ryan Beck contingent earn-out	$-	$9,301

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

On April 26, 2010, Stifel Financial Corp. and Thomas Weisel Partners Group, Inc. ("TWPG") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of TWPG common stock.  Under the terms of the agreement, TWPG shareholders would receive 0.1364 of Stifel Financial Corp.'s shares for each TWPG share they own. The merger closed on July 1, 2010. TWPG is an investment bank focused principally on the growth sectors of the economy, generates revenues from three principal sources: investment banking, brokerage and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors, and offers brokerage, advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products and distribution management. See Note 24 - Subsequent Events for a discussion of the merger with TWPG.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the SEC.

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

Recently Adopted Accounting Guidance

With the exception of those described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to our company's consolidated financial statements.

Consolidation

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("Update") No. 2010-10, "Consolidation (Topic 810): Amendments for Certain Investment Funds," which provides for a deferral of the consolidation requirements of Topic 810 resulting from the issuance of FASB Statement No. 167 ("Statement 167"), Amendments to FASB Interpretation No. 46R," for a reporting entity's interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies (the "deferral"). The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. This guidance does not defer the disclosure requirements of Topic 810, as amended. The amendments in this Update are effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period (January 1, 2010 for our company). The adoption of this guidance permits us to defer the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 for certain of these entities. See Note 23 - Variable Interest Entities.

Subsequent Events

In February 2010, the FASB issued Update No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which amends certain provisions of the current guidance, including the elimination of the requirement for disclosure of  the date through which an evaluation of subsequent events was performed in issued and revised financial statements. This guidance was effective for the first interim and annual reporting periods beginning after issuance (March 31, 2010 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 24 - Subsequent Events.

Fair Value of Financial Instruments

In January 2010, the FASB issued Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 4 - Fair Value of Financial Instruments.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued and subsequently codified guidance amending Topic 860 designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Additionally, the new guidance eliminates the qualifying special-purpose entity ("QSPE") concept. The guidance became effective for us with the reporting period beginning January 1, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Guidance

Deterioration of Credit Quality for Acquired Loans

In April 2010, the FASB issued Update No. 2010-18, "Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset," which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as "Subtopic 310-30 Loans"). Under this guidance, an entity may not apply troubled debt restructuring ("TDR") accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the guidance. This guidance is effective for interim and annual reporting periods ending on or after July 15, 2010 (September 30, 2010 for our company). We do not expect the adoption to have an impact on our consolidated financial statements.

Allowance for Credit Losses

In July 2010, the FASB issued Update No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This guidance is effective for interim and annual reporting periods after December 15, 2010 (December 31, 2010 for our company). We are currently evaluating the impact the new standard will have on our consolidated financial statements.

NOTE 2 - Sale of Bank Branch

On April 30, 2010, Stifel Bank completed the sale of certain assets and the transfer of certain liabilities of Stifel Bank's branch office to Anheuser-Busch Employees' Credit Union, which resulted in a pre-tax loss of $401. As a result of the transaction, Anheuser-Busch Employees' Credit Union purchased $31,429 of loans as well as certain other assets, including the building and office equipment of $661, and assumed $17,621 of deposits, for a premium of 5.0%, or $881.

NOTE 3 - Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at June 30, 2010 and December 31, 2009, included (in thousands):

	June 30, 2010	December 31, 2009

Deposits paid for securities borrowed	$117,922	$147,325
Securities failed to deliver	53,773	64,626
Receivable from clearing organizations	24,536	97,658
	$196,231	$309,609

Amounts payable to brokers, dealers and clearing organizations at June 30, 2010, and December 31, 2009, included (in thousands):

	June 30, 2010	December 31, 2009

Deposits received from securities loaned	$71,110	$16,667
Securities failed to receive	36,415	73,793
Payable to clearing organizations	3,839	-
	$111,364	$90,460

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 4 - Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased and derivative contracts.

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

Level 3 financial instruments have little to no pricing observability. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity or when we were able to obtain only a single broker quote. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities.

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

Trading securities sold but not yet purchased

Trading securities sold but not purchased are recorded at fair value based on quoted prices in active markets and other observable market data are reported as Level 1. Trading securities owned include highly liquid instruments with quoted prices such as certain U.S. Treasury bonds, corporate bonds, certain municipal securities and equities listed in active markets.

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

Level 3 financial instruments have little to no pricing observability. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain corporate bonds where there was less frequent or nominal market activity or when we were able to obtain only a single broker quote. Our Level 3 corporate bonds are valued using prices from comparable securities.

Derivative contracts

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

The following table summarizes the valuation of our financial instruments by pricing observability levels as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$63,838	$63,838	$-	$-
Trading securities owned:
U.S. government agency securities	116,197	-	116,197	-
U.S. government securities	15,044	15,044	-	-
Corporate securities:
Fixed income securities	255,263	128,387	117,752	9,124
Equity securities	15,536	15,160	376	-
State and municipal securities	74,458	-	74,458	-
Total trading securities owned	476,498	158,591	308,763	9,124
Available-for-sale securities:
U.S. government agency securities	98,970	-	98,970	-
State and municipal securities	13,990	-	13,990	-
Mortgage-backed securities:
Agency	491,641	-	491,641	-
Non-agency	34,683	-	34,683	-
Commercial	47,841	-	47,841	-
Corporate fixed income securities	41,003	30,347	10,656	-
Asset-backed securities	11,993	-	11,993	-
Total available-for-sale securities	740,121	30,347	709,744	-
Investments:
Corporate equity securities	7,727	7,727	-	-
Mutual funds	28,256	28,256	-	-
U.S. government securities	9,237	9,237	-	-
Auction rate securities:
Equity securities	62,846	-	-	62,846
Municipal securities	10,788	-	-	10,788
Other	7,351	70	346	6,935
Total investments	126,205	45,290	346	80,569
	$1,406,662	$298,066	$1,018,903	$89,693

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$133,911	$133,911	$-	$-
Corporate securities:
Fixed income securities	109,115	74,476	31,284	2,355
Equity securities	10,130	9,631	499	-
State and municipal securities	307	-	307	-
Total trading securities sold, but not yet purchased	253,463	219,018	32,090	2,355
Derivative contracts	10,521	-	10,521	-
	$263,984	$219,018	$42,611	$2,355

	December 31, 2009
	Total	Level I	Level II	Level III
Assets:
Cash equivalents	$3,824	$3,824	$-	$-
Trading securities owned:
U.S. government agency securities	158,724	-	158,724	-
U.S. government securities	20,254	20,254	-	-
Corporate securities:
Fixed income securities	209,950	36,541	172,166	1,243
Equity securities	18,505	18,505	-	-
State and municipal securities	47,458	-	47,458	-
Total trading securities owned	454,891	75,300	378,348	1,243
Available-for-sale securities:
U.S. government agency securities	1,011	-	1,011	-
State and municipal securities	992	-	992	-
Mortgage-backed securities:
Agency	433,019	-	433,019	-
Non-agency	38,466	-	38,466	-
Commercial	47,640	-	47,640	-
Corporate fixed income securities	42,890	32,204	10,686	-
Asset-backed securities	14,470	-	11,777	2,693
Total available-for-sale securities	578,488	32,204	543,591	2,693
Investments:
Corporate equity securities	2,671	2,671	-	-
Mutual funds	28,597	28,597	-	-
U.S. government securities	7,266	7,266	-	-
Auction rate securities:
Equity securities	46,297	-	-	46,297
Municipal securities	9,706	-	-	9,706
Other	6,536	672	438	5,426
Total investments	101,073	39,206	438	61,429
	$1,138,276	$150,534	$922,377	$65,365

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$127,953	$127,953	$-	$-
U.S. government agency securities	1,537	-	1,537	-
Corporate securities:
Fixed income securities	122,491	11,744	110,747	-
Equity securities	25,057	25,057	-	-
State and municipal securities	332	-	332	-
Total trading securities sold, but not yet purchased	277,370	164,754	112,616	-
Derivative contracts	78	-	78	-
	$277,448	$164,754	$112,694	$-

 The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010
	Financial Assets					Financial Liabilities**
			Investments
	Corporate Fixed Income Securities*	Asset-backed Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities

Balance at March 31, 2010	$7,042	$-	$64,735	$10,956	$5,418	$4,255
Unrealized gains/(losses):
Included in changes in net assets	112	-	111	2	183	-
Included in OCI	-	-	-	-	-	-
Realized gains/(losses)	808	-	-	5	-	83
Purchases, issuances, settlements, net	1,137	-	(2,000)	(175)	1,334	(1,983)
Level III transfers:
Into level III	26	-	-	-	-	-
Out of level III	(1)	-	-	-	-	-
Net change	2,082	-	(1,889)	(168)	1,517	(1,900)
Balance at June 30, 2010	$9,124	$-	$62,846	$10,788	$6,935	$2,355

* Included in "Trading securities owned" on the consolidated statements of financial condition.
** Included in "Trading securities sold, but not yet purchased" on the consolidated statements of financial condition.

	Six Months Ended June 30, 2010
	Financial Assets					Financial Liabilities**
			Investments
	Corporate Fixed Income Securities*	Asset-backed Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities

Balance at December 31, 2009	$1,243	$2,693	$46,297	$9,706	$5,426	$-
Unrealized gains/(losses):
Included in changes in net assets	94	-	(976)	(73)	1	50
Included in OCI	-	887	-	-	-	-
Realized gains/(losses)	1,038	-	-	5	-	83
Purchases, issuances, settlements, net	6,615	(3,580)	17,525	1,150	1,508	1,332
Level III transfers:
Into level III	135	-	-	-	-	890
Out of level III	(1)	-	-	-	-	-
Net change	7,881	(2,693)	16,549	1,082	1,509	2,355
Balance at June 30, 2010	$9,124	$-	$62,846	$10,788	$6,935	$2,355

* Included in "Trading securities owned" on the consolidated statements of financial condition.
** Included in "Trading securities sold, but not yet purchased" on the consolidated statements of financial condition.

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: purchases of auction rate securities ("ARS") from our customers, principal pay-downs of our available-for-sale securities, unrealized gains and losses, and redemptions of ARS at par during the three and six months ended June 30, 2010. There were no changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2010 relating to Level 3 assets still held at June 30, 2010. Investment gains and losses of our investments are included in our consolidated statements of operations as a component of other income.

Transfers within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the end of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$262,702	$262,702	$161,820	$161,820
Cash segregated for regulatory purposes *	19	19	19	19
Securities purchased under agreements to resell *	88,668	88,668	124,854	124,854
Trading securities owned	476,498	476,498	454,891	454,891
Available-for-sale securities	740,121	740,121	578,488	578,488
Held-to-maturity securities	7,574	4,015	7,574	4,276
Loans held for sale *	60,154	60,154	91,117	91,117
Bank loans	367,819	356,442	335,157	332,437
Investments	126,205	126,205	109,403	109,403
Financial liabilities:
Non-interest-bearing deposits	$15,631	$15,824	$19,521	$19,013
Interest-bearing deposits	1,239,661	1,261,472	1,027,690	1,027,403
Securities sold under agreements to repurchase *	58,584	58,584	122,533	122,533
Federal Home Loan Bank advances *	-	-	2,000	2,000
Trading securities sold but not yet purchased	253,463	253,463	277,370	277,370
Derivative contracts**	10,521	10,521	78	78
Liabilities subordinated to the claims of general creditors	8,241	7,614	10,081	9,299

* Carrying value approximates fair value.
** Included in "Accounts payable and accrued expenses" on the consolidated statements of financial condition.

The following describes the valuation techniques used in estimating the fair value of those financial instruments, not previously described above, as of June 30, 2010 and December 31, 2009.

Financial Assets

Securities purchased under agreements to resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2010 and December 31, 2009 approximate fair value.

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

The decrease in fair value below the carrying amount at June 30, 2010 and December 31, 2009 is primarily due to unrealized losses that were caused by: illiquid markets for collateralized debt obligations; global disruptions in the credit markets; increased supply of collateralized debt obligation secondary market securities from distressed sellers; and difficult times in the banking sector, which has lead to a significant amount of bank failures.

Loans held for sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying value as of June 30, 2010 and December 31, 2009 approximates fair value.

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

Interest bearing deposits

The fair values of money market and savings accounts were the amounts payable on demand at June 30, 2010 and December 31, 2009, and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2010 and December 31, 2009 approximate fair value.

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

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at June 30, 2010 and December 31, 2009, are as follows (in thousands):

	June 30, 2010	December 31, 2009
Trading securities owned:
U.S. government agency securities	$116,197	$158,724
U.S. government securities	15,044	20,254
Corporate securities:
Fixed income securities	255,263	209,950
Equity securities	15,536	18,505
State and municipal securities	74,458	47,458
	$476,498	$454,891

Trading securities sold, but not yet purchased:
U.S. government securities	$133,911	$127,953
U.S. government agency securities	-	1,537
Corporate securities:
Fixed income securities	109,115	122,491
Equity securities	10,130	25,057
State and municipal securities	307	332
	$253,463	$277,370

At June 30, 2010 and December 31, 2009, trading securities owned in the amount of $253,835 and $287,683, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings from banks.

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

NOTE 6 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$98,942	$28	$-	$98,970
State and municipal securities	13,959	31	-	13,990
Mortgage-backed securities:
Agency	481,048	10,638	(45)	491,641
Non-agency	35,623	810	(1,750)	34,683
Commercial	46,489	1,352	-	47,841
Corporate fixed income securities	38,943	2,060	-	41,003
Asset-backed securities	11,213	780	-	11,993
	$726,217	$15,699	$(1,795)	$740,121
Held-to-maturity
Asset-backed securities	$7,574	-	(3,559)	$4,015

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in "Accumulated other comprehensive income."

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity
Asset-backed securities	$7,574	-	(3,298)	$4,276

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

During the three and six months ended June 30, 2010, available-for-sale securities with an aggregate par value of $2,915 and $5,868, respectively, were called by the issuing agencies or matured resulting in no gains or losses recorded through the consolidated statement of operations. Additionally, during the three and six months ended June 30, 2010, Stifel Bank received principal payments on mortgage-backed securities of $28,695 and $57,210, respectively. During the three months ended June 30, 2010 and 2009, unrealized gains, net of deferred taxes, of $4,150 and $629, respectively, were recorded in "Accumulated other comprehensive income." During the six months ended June 30, 2010 and 2009, unrealized gains, net of deferred taxes, of $7,532 and $2,001, respectively, were recorded in "Accumulated other comprehensive income."

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$25,864	$26,115	$-	$-
After one year through three years	108,013	109,079	-	-
After three years through five years	10,802	11,665	-	-
After five years through ten years	5,378	6,097	-	-
After ten years	13,000	13,000	7,574	4,015

Mortgage-backed securities
After three years through five years	9,924	10,204	-	-
After five years through ten years	23,241	23,450	-	-
After ten years	529,995	540,511	-	-
	$726,217	$740,121	$7,574	$4,015

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $67,491 and $76,502 at June 30, 2010 and December 31, 2009, respectively.

Certain investments in the available-for-sale portfolio at June 30, 2010 are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at June 30, 2010 was $33,235, which was 4.5% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $35,030 at June 30, 2010. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

Our investment in a held-to-maturity asset-backed security consists of pools of trust preferred securities related to banks. Unrealized losses were caused primarily by: 1) illiquid markets for collateralized debt obligations; 2) global disruptions in the credit markets; 3) increased supply of collateralized debt obligation secondary market securities from distressed sellers; and 4) difficult times in the banking sector, which has led to a significant amount of bank failures.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at June 30, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities:
Agency	$-	$-	$(45)	$9,847	$(45)	$9,847
Non-agency	(86)	11,651	(1,664)	11,737	(1,750)	23,388
	$(86)	$11,651	$(1,709)	$21,584	$(1,795)	$33,235

Other-Than-Temporary Impairment

We evaluate our investment securities portfolio on a quarterly basis for other-than-temporary impairment ("OTTI"). We assess whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not to be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while noncredit-related OTTI is recognized in other comprehensive income. For securities which we expect to sell, all OTTI is recognized in earnings.

Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. We applied the related OTTI guidance on the debt security types listed below.

Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We utilized an internal resource with industry experience in pooled trust preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with Topic 820.

Based on the evaluation, we recognized other-than-temporary impairment of $0 and $166 related to credit through earnings for the three and six months ended June 30, 2010, respectively. For the impaired security, unrealized losses not related to credit and therefore recognized in other comprehensive income was $1,267 ($769 net of tax) as of June 30, 2010.

As of June 30, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. We have reviewed our asset-backed portfolio and do not believe there is additional OTTI from these securities other than what has already been recorded.

Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to changes in interest rates and the liquidity issues that have had a pervasive impact on the market and because we do not have the intent to sell these securities and it is not likely we would be required to sell these securities until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of June 30, 2010.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at June 30, 2010 and December 31, 2009 (in thousands, except percentages):

	June 30, 2010		December 31, 2009
	Balance	Percent	Balance	Percent
Consumer (1)	$236,509	64.1%	$227,436	67.8%
Residential real estate	52,566	14.3	52,086	15.5
Commercial	34,720	9.4	11,294	3.4
Home equity lines of credit	34,105	9.2	33,369	10.0
Commercial real estate	10,395	2.8	10,152	3.0
Construction and land	574	0.2	952	0.3
	368,869	100.0%	335,289	100.0%
Unamortized loan origination costs, net of loan fees	886		1,556
Loans in process	-		14
Allowance for loan losses	(1,936)		(1,702)
	$367,819		$335,157

(1)       Includes stock-secured loans of $235,666 and $226,527 at June 30, 2010 and December 31, 2009, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Allowance for loan losses, beginning of period	$1,669	$2,710	$1,702	$2,448
Provision for loan losses	154	374	267	907
Charge-offs:
Residential real estate	-	-	(149)	-
Construction and land	-	-	-	(31)
Commercial real estate	-	-	-	(106)
Real estate construction loans	-	-	-	(134)
Other	(2)	(24)	(2)	(24)
Total charge-offs	(2)	(24)	(151)	(295)
Recoveries	115	-	118	-
Allowance for loan losses, end of period	$1,936	$3,060	$1,936	$3,060

At June 30, 2010 and December 31, 2009, Stifel Bank had mortgage loans held for sale of $60,154 and $91,117, respectively. For the three months ended June 30, 2010 and 2009, Stifel Bank recognized a gain of $1,397 and $1,302, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans. For the six months ended June 30, 2010 and 2009, Stifel Bank recognized a gain of $2,471 and $2,235, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At June 30, 2010, Stifel Bank had $913 of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $170. Further, Stifel Bank had $392 in troubled debt restructurings at June 30, 2010.  At December 31, 2009, Stifel Bank had $1,368 of nonaccrual loans that were more than 90 days past due, for which there was a specific reserve of $47. In addition, there were $533 in troubled debt restructurings at December 31, 2009. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the consolidated financial statements.

At June 30, 2010 and December 31, 2009, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $794 and $590, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $3,573 and $994, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2009	Net additions	Impairment losses	June 30, 2010
Goodwill
Global Wealth Management	$112,420	$-	$-	$112,420
Institutional Group	54,305	-	-	54,305
	$166,725	$-	$-	$166,725

	December 31, 2009	Net additions	Net deductions	Amortization	June 30, 2010
Intangible assets
Global Wealth Management	$21,356	$-	$(1,060)	$(1,220)	$19,076
Institutional Group	3,292	391	-	(251)	3,432
	$24,648	$391	$(1,060)	$(1,471)	$22,508

Amortizable intangible assets consist of acquired customer lists and non-compete agreements that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer lists	$31,145	$8,948	$30,754	$7,584
Non-compete agreement	2,789	2,478	2,789	2,371
Core deposits*	-	-	2,157	1,097
	$33,934	$11,426	$35,700	$11,052

* The gross carrying amount and accumulated amortization for core deposit intangibles at June 30, 2010 have been reduced by $2,157 and $1,097, respectively, or a net amount of $1,060, related to the sale of certain assets and the transfer of certain liabilities of Stifel Bank's branch office as described in Note 2 to the consolidated financial statements.

Amortization expense related to intangible assets was $707 and $665 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense related to intangible assets was $1,471 and $1,399 for the six months ended June 30, 2010 and 2009, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2010 are: customer lists 7.9 years; and non-compete agreements 1.4 years. As of June 30, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2010	$1,628
2011	2,826
2012	2,448
2013	2,184
2014	2,022
Thereafter	11,400
$22,508

NOTE 9 - Short-Term Borrowings

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $303,800 during the six months ended June 30, 2010. There are no compensating balance requirements under these arrangements. At June 30, 2010, short-term borrowings from banks were $163,900 at an average rate of 1.05%, which were collateralized by company-owned securities valued at $186,669. At December 31, 2009, short-term borrowings from banks were $90,800 at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165,150. The average bank borrowing was $126,759 and $185,887 during the three months ended June 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.03%, and 0.98%, respectively. The average bank borrowing was $116,614 and $125,254 during the six months ended June 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.02%, and 0.93%, respectively.

At June 30, 2010 and December 31, 2009, Stifel Nicolaus had a stock loan balance of $71,110 and $16,667, respectively, at weighted average daily interest rates of 0.57% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $62,614 and $40,896 during the three months ended June 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.53%, and 1.00%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $49,450 and $42,581 during the six months ended June 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.66%, and 0.92%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 10 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit and demand deposits. Deposits at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009

Money market and savings accounts	$1,216,911	$993,264
Demand deposits (interest bearing)	19,495	16,181
Demand deposits (non-interest bearing)	15,631	19,521
Certificates of deposit	3,255	18,245
	$1,255,292	$1,047,211

The weighted average interest rate on deposits was 0.1% and 0.5% at June 30, 2010 and December 31, 2009, respectively.

Scheduled maturities of certificates of deposit at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Certificates of deposit, less than $100:
Within one year	$283	$9,775
One to three years	553	514
Over three years	268	250
	$1,104	$10,539

Certificates of deposit, $100 and greater:
Within one year	$648	$5,936
One to three years	1,271	1,217
Over three years	232	553
	$2,151	$7,706

	$3,255	$18,245

At June 30, 2010 and December 31, 2009, the amount of deposits includes deposits of related parties, including $1,235,670 and $1,008,593, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $365 and $391, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$511,327	Other assets	$-	Accounts payable and accrued expenses	$(10,521)

	December 31, 2009
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$403,503	Other assets	$157	Accounts payable and accrued expenses	$(78)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other expense. There was no ineffectiveness recognized during the three and six months ended June 30, 2010.

At June 30, 2010, we expect to reclassify $7,510 of net losses, net of tax benefits, on derivative instruments from cumulative other comprehensive income/(loss) to earnings during the next 12 months as interest payments on derivative instruments occur.

The following table shows the effect of our company's derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$7,229	Interest expense	$-	None	$-

	Six Months Ended June 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$10,677	Interest expense	$78	None	$-

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

As of June 30, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11,485. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $13,270 against our obligations under these agreements. If we had breached any of these provisions at June 30, 2010, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 12 - Commitments and Contingencies

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2010 and December 31, 2009, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Other Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2010, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $69,909 to satisfy the minimum margin deposit requirement of $33,640 at June 30, 2010.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $21,900 in cash at June 30, 2010, which satisfied the minimum margin deposit requirements of $20,675.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At June 30, 2010, we estimate that our retail clients held $87,750 of eligible ARS after issuer redemptions of $29,945 and Stifel repurchases of $78,655.

The first phase of the modified ARS repurchase offer was completed in January 2010. The remaining three phases of the modified ARS repurchase offer will be completed by December 31, 2011. During phases two and three, which will be completed by December 31, 2010, we estimate that we will repurchase ARS of $20,050. During phase four, we estimate that we will repurchase ARS of $67,200, which will be completed by December 31, 2011.

We have recorded a liability for our estimated exposure to the voluntary repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par and we believe will continue to be at par over the remaining repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 17 for further details.

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

The regulatory investigations include inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our activities with respect to ARS and other matters, and inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving CDOs. We intend to cooperate fully with the SEC, FINRA and the several states in these investigations.

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

The suit arises out of purchases of certain CDOs by the OPEB trusts.  The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200,000.  Plaintiffs assert that the school districts contributed $37,500 to the OPEB trusts to purchase the investments. The balance of $162,500 used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

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

At June 30, 2010, Stifel Nicolaus had net capital of $243,828, which was 49.2% of aggregate debit items and $233,925 in excess of its minimum required net capital. CSA had net capital of $3,332, which was $3,062 in excess of minimum required net capital.

Our international subsidiary, SN Ltd, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2010, SN Ltd's capital and reserves were $9,541, which was $8,941 in excess of the financial resources requirement under the rules of the FSA.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2010, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

<
Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$769,579	39.4%	$156,299	8.0%	$195,374	10.0%
Tier 1 capital to risk-weighted assets	767,643	39.3	78,150	4.0	117,224	6.0
Tier 1 capital to adjusted average total assets	767,643	26.2	117,061	4.0	146,326	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$99,775	15.7%	$50,798	8.0%	$63,498	10.0%
Tier 1 capital to risk-weighted assets	97,839	15.4	25,399	4.0	38,099	6.0
Tier 1 capital to adjusted average total assets	97,839	8.6	45,669	4.0	57,087	5.0

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent, which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3,711,868 shares at June 30, 2010.

Stock-based compensation expense included in "Compensation and benefits" in the consolidated statements of operations for our company's incentive stock award plans was $16,224 and $10,586 for the three months ended June 30, 2010 and 2009, respectively. The related income tax benefit recognized in income was $439 and $949 for the three months ended June 30, 2010 and 2009, respectively.

Stock-based compensation expense included in "Compensation and benefits" in the consolidated statements of operations for our company's incentive stock award plans was $31,768 and $23,294 for the six months ended June 30, 2010 and 2009, respectively. The related income tax benefit recognized in income was $13,122 and $10,546 for the six months ended June 30, 2010 and 2009, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and six months ended June 30, 2010, no options were granted. As of June 30, 2010, there were 811,907 options outstanding at a weighted-average exercise price of $9.04 and a weighted-average contractual life of 2.67 years. As of June 30, 2010, there was $235 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted-average period of 0.98 years. We received $76 and $1,152 in cash from the exercise of stock options during the three and six months ended June 30, 2010, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At June 30, 2010, the total number of stock units outstanding was 7,431,278, of which 5,295,738 were unvested. At June 30, 2010, there was unrecognized compensation cost for stock units of $151,544, which is expected to be recognized over a weighted-average period of 2.87 years. On August 3, 2010, the Board of Directors (the "Board") approved the modification of our deferred compensation plans, whereby we modified outstanding awards such that employees who terminate their employment or are terminated without cause may continue to vest, so long as the awards are not forfeited as a result of a violation of non-compete and non-solicitation provisions of the plan. See Note 24 - Subsequent Events for further information regarding the modification.

 Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. We charged $10,125 and $5,954 to "Compensation and benefits" for the three months ended June 30, 2010 and 2009, respectively, relating to units granted under the Plan. We charged $20,629 and $15,009 to "Compensation and benefits" for the six months ended June 30, 2010 and 2009, respectively, relating to units granted under the Plan. As of June 30, 2010, there were 3,188,946 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included on the consolidated statements of financial condition under the caption "Investments" are $28,256 and $28,597 at June 30, 2010 and December 31, 2009, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2010 and December 31, 2009, the deferred compensation liability of $25,031 and $26,728, respectively, is included in "Accrued employee compensation" on the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to this plan generally cliff vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Charges to "Compensation and benefits" related to these two plans were $5,787 and $4,347 for the three months ended June 30, 2010 and 2009, respectively. Charges to "Compensation and benefits" related to these two plans were $10,540 and $7,738 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there were 3,396,080 units outstanding under the two plans.

NOTE 16 - Restructuring

During the quarter ended June 30, 2010, we recorded certain restructuring charges associated with the merger and integration of TWPG. Expenses for employee termination benefits represent one-time activities and do not represent ongoing costs to fully integrate TWPG. As of June 30, 2010, the restructuring accrual of $3,119 is included in the caption "Accrued compensation" on the consolidated statements of financial condition. We did not pay any of the restructuring charges during the three months ended June 30, 2010. We also expect to incur costs associated with contract and lease terminations and consolidation of facilities and infrastructure.

NOTE 17 - Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $764,800, and the fair value of the collateral that had been sold or repledged was $67,166. At December 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $792,094, and the fair value of the collateral that had been sold or repledged was $122,533.

Derivatives' notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported on the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable.

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

For a complete discussion of our activities related to derivative instruments, see Note 11 in the notes to our consolidated financial statements.

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

At June 30, 2010 and December 31, 2009, Stifel Bank had outstanding commitments to originate loans aggregating $124,526 and $91,670, respectively. The commitments extended over varying periods of time with all commitments at June 30, 2010 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2010 and December 31, 2009, Stifel Bank had outstanding letters of credit totaling $8,682 and $1,047, respectively. For all of the standby letters of credit commitments at June 30, 2010, the expiration terms are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2010 and December 31, 2009, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $33,459 and $27,148, respectively.

NOTE 18 - Income Taxes

The liability for unrecognized tax benefits was $2,090 and $2,046 as of June 30, 2010 and December 31, 2009, respectively, that if recognized would affect the effective tax rate for income before taxes.

We recognize the accrual of interest and penalties related to income tax matters in the "Provision for income taxes" on the consolidated statements of operations. As of June 30, 2010 and December 31, 2009, accrued interest and penalties included in the unrecognized tax benefits liability were $463 and $422, respectively.

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

NOTE 19 - Segment Reporting

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

The Institutional Group segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits generated through the private client group, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues: (1)
Global Wealth Management	$199,940	$136,200	$399,361	$251,252
Institutional Group	124,602	125,136	237,894	230,608
Other	3,467	169	2,784	(374)
	$328,009	$261,505	$640,039	$481,486

Income/(loss) before income taxes:
Global Wealth Management	$40,441	$23,197	$79,599	$41,319
Institutional Group	30,769	31,850	58,225	57,884
Other	(35,265)	(28,938)	(62,314)	(50,939)
	$35,945	$26,109	$75,510	$48,264

(1)       No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2010 or 2009.

The following table presents our company's total assets on a segment basis at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total assets:
Global Wealth Management	$2,516,751	$2,226,050
Institutional Group	576,814	701,213
Other	277,142	240,093
	$3,370,707	$3,167,356

We have operations in the United States, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiary, SN Ltd. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2010 and 2009, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
United States	$320,933	$256,329	$626,588	$471,781
United Kingdom	4,826	3,495	8,717	6,569
Other European	2,250	1,681	4,734	3,136
	$328,009	$261,505	$640,039	$481,486

NOTE 20 - Other Comprehensive income

The following table sets forth the components of other comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$21,109	$15,815	$44,849	$28,992
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	4,047	629	6,955	2,001
Unrealized losses in cash flow hedging instruments, net of tax	(3,027)	-	(6,397)	-
	1,020	629	558	2,001
Comprehensive income	$22,129	$16,444	$45,407	$30,993

NOTE 21 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$21,109	$15,815	$44,849	$28,992
Shares for basic and diluted calculations:
Average shares used in basic computation	30,838	27,455	30,779	27,116
Dilutive effect of stock options and units (1) (2)	4,063	3,815	4,194	3,636
Average shares used in diluted computation	$34,901	$31,270	$34,973	$30,752
Net income per share:
Basic	$0.68	$0.58	$1.46	$1.07
Diluted (1) (2)	$0.60	$0.51	$1.28	$0.94

(1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

(2)      For the three and six months ended June 30, 2010 and 2009, there were no securities excluded from the weighted average diluted common shares calculation because their effect would be antidilutive.

NOTE 22 - Stockholders' Equity

On May 5, 2005, the Board authorized the repurchase of up to 3,000,000 additional shares in addition to an existing authorization of 1,500,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares; see Note 24 - Subsequent Events.

Under existing Board authorizations at June 30, 2010, we are permitted to buy an additional 1,537,931 shares. The repurchase program has no expiration date. During the three months ended June 30, 2010, we repurchased $24,428, or 472,900 shares using existing Board authorizations at an average price of $51.51 per share to meet obligations under our company's employee benefit plans and for general corporate purposes. During the three months ended June 30, 2010, we issued 333,001 shares, which included the reissuance of 73,825 shares from treasury, for the exercise of warrants that were issued as part of the Ryan Beck acquisition. In addition to the shares issued for the warrant exercises, we issued 14,632 and 991,614 new shares for employee benefit plans during the three and six months ended June 30, 2010, respectively.

NOTE 23 - Variable Interest Entities ("VIE")

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies or limited partnerships. These partnerships and LLCs have assets of approximately $267,967 at June 30, 2010. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the Operating Agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control we look to the accounting guidance in determining whether a general partner controls a limited partnership. Under the current accounting rules, the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation. Management fee revenue earned by our company during the three and six months ended June 30, 2010 and 2009 was insignificant. In addition, our direct investment interest in these entities is insignificant at June 30, 2010 and December 31, 2009, respectively.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at June 30, 2010 of $18,000, which is included in "Other assets" on the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2010. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2010. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations or cash flows.

NOTE 24 - Subsequent Events

In accordance with Topic 855 "Subsequent Events," we evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements. However, we identified the following as non-recognized subsequent events:

Acquisition of Thomas Weisel Partners Group, Inc.

On April 26, 2010, Stifel Financial Corp. and Thomas Weisel Partners Group, Inc. entered into a definitive agreement for our company to acquire 100% of the outstanding shares of TWPG common stock.  Under the terms of the agreement, TWPG shareholders would receive 0.1364 of Stifel Financial Corp.'s shares for each TWPG share they own. The merger closed on July 1, 2010. In conjunction with the close of the merger, we issued approximately 3,719,000 shares, including approximately 780,000 exchangeable shares to the holders of TWPG common stock and approximately 1,905,000 restricted stock units to employees of TWPG, which resulted in purchase consideration of approximately $276,000. The merger furthers our company's mission of building the premier middle-market investment bank with significantly enhanced investment banking, research, and wealth management capabilities.

Based on a review of TWPG's unaudited consolidated statement of financial condition as of July 1, 2010, we believe a significant portion of the excess purchase price over the net assets acquired will be allocated to intangible assets, deferred tax assets and goodwill. At July 1, 2010, TWPG's net assets included a 100% deferred tax asset valuation allowance for TWPG's deferred tax asset, a significant amount of which, we believe will be utilized by our company in the future. After giving consideration to the adjustment to the deferred tax asset and the removal of historical intangible assets, the preliminary excess purchase price over net assets acquired is as follows (in thousands):

Purchase price to be allocated	$276,000

Book value of TWPG tangible net assets acquired July 1, 2010	67,000
Utilization of deferred tax asset	97,000
Net tangible equity	164,000
Estimated excess purchase price over net assets acquired	$112,000

This acquisition is being accounted for under the acquisition method of accounting in accordance with Topic 805 ("Topic 805"), "Business Combinations." Accordingly, the purchase price will be allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of purchase price over the net assets acquired will be allocated between goodwill and intangible assets. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets acquired and any potential identifiable intangible assets. Goodwill and identifiable intangibles will be allocated to the Global Wealth Management and Institutional Group segments upon the completion of the purchase price allocation.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. For the three months ended June 30, 2010, we incurred approximately $5,000 in transaction costs ($3,000, net of tax).

The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. The pro forma financial information includes the impact of preliminary purchase accounting adjustments and the amortization of certain intangible assets. The pro forma results do not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter these pro forma results.

	Six Months Ended June 30,
(in thousands)	2010	2009

Total net revenues	$730,918	$573,065
Net income/(loss)	(52,942)	10,557
Earnings/(loss) per share:
Basic	(1.50)	0.30
Diluted	(1.44)	0.29

Modification of Stock-based Compensation Plan

On August 3, 2010, the Board approved the modification of the existing Stifel Financial Corp. deferred compensation plan to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in an after tax charge of approximately $104,760.

Under the provisions of the modified plan, future deferred compensation awards to employees will continue to be subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which is typically three to eight years; however, participants who wish to leave the firm and whose awards have not met the service requirements for vesting at that time, may seek the approval of the plan's administrative committee. Upon receipt of approval, the employee's awards will continue to vest over the remaining service period of the award provided that the employee execute a non-compete, non-solicitation agreement, which will be effective over the remaining term of the award. The removal of the service requirement by the committee will result in a non-cash compensation charge at the time of the approval.

Share Repurchase Program

We have an ongoing authorization, as amended, from the Board to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

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

We plan to maintain our focus on revenue growth with a continued focus on developing quality relationships with our clients. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our institutional group business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we take advantage of the consolidation among middle market firms, which we believe provides us opportunities in our Global Wealth Management and Institutional Group businesses.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Institutional Group segment, and the continued expansion of our Global Wealth Management segment. Since June 30, 2009, we have increased our number of financial advisors and branch offices by hiring 502 financial advisors and opening 77 branches, of which 312 financial advisors and 57 branches were part of our acquisition of UBS branches. In addition, we added 118 revenue producing investment bankers, traders, institutional sales staff and mortgage bankers along with 489 branch and home office support staff.

Results for the three and six months ended June 30, 2010

For the three months ended June 30, 2010, our net revenues increased 25.4% to $328.0 million compared to $261.5 million during the comparable period in 2009. Net income increased 33.5% to $21.1 million for the three months ended June 30, 2010 compared to $15.8 million during the comparable period in 2009.

For the six months ended June 30, 2010, our net revenues increased 32.9% to $640.0 million compared to $481.5 million during the comparable period in 2009. Net income increased 54.7% to $44.8 million for the three months ended June 30, 2010 compared to $29.0 million during the comparable period in 2009.

We experienced revenue growth across all revenue line items over the three and six months ended June 30, 2009. Our revenue growth was primarily attributable to an increase in the number of financial advisors, client assets and higher productivity. In addition, we saw an increase in market activity over prior year for our equity capital markets business. These positive factors were offset by a decline in our fixed income institutional brokerage revenues, which were negatively impacted by the challenging market conditions that existed during the quarter ended June 30, 2010.

While we have seen improvements in the equity capital markets, the increase over the three and six months ended June 30, 2009 is somewhat attributable to the severe conditions that existed a year ago in the capital markets. Our business does not produce predictable earnings and is affected by many risk factors such as the global economic and credit slowdown, among others.

On April 26, 2010, Stifel Financial Corp. and Thomas Weisel Partners Group, Inc. ("TWPG") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of TWPG common stock.  Under the terms of the agreement, TWPG shareholders would receive 0.1364 of Stifel Financial Corp.'s shares for each TWPG share they own. The merger closed on July 1, 2010. In conjunction with the close of the merger, we issued approximately 3,719,000 shares, including approximately 780,000 exchangeable shares to the holders of TWPG common stock and approximately 1,905,000 restricted stock units to key employees of TWPG, which resulted in purchase consideration of approximately $276.0 million.

External Factors Impacting our Business

While the economy continues to show signs of growth from the unprecedented levels reached during 2009, there is still a level of uncertainty and volatility in the capital markets. The growth and improvement in the capital markets that began during the second half of 2009 and carried over into the first quarter of 2010 began showing signs of instability during the second quarter of 2010. We operated in an environment characterized by tighter bid-offer spreads and increasing volatility levels, which lead to challenging market conditions in the second quarter. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession and operates in a state of uncertainty. In addition, the financial services industry continues to deal with issues related to credit quality, auction rate securities, liquidity and regulatory reform. There has been an increase in industry-wide equity and equity-related offerings compared to the difficult conditions that existed during the first half of 2009.

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

In connection with auction rate securities ("ARS"), our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and several state regulatory agencies, with which we are cooperating fully. We previously disclosed that we were also named in a class action lawsuit (the "ARS class action lawsuit") similar to that filed against a number of brokerage firms alleging various securities law violations in connection with the sale of ARS.  On July 2, 2010 the ARS class action lawsuit was dismissed and the Court denied the Plaintiff's Motion to Award Attorneys' Fees and Costs. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. See Item 1, "Legal Proceedings," in Part II of this report for further details regarding ARS investigations and claims.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$122,923	$121,261	1.4%	37.4%	46.4%
Commissions	103,634	80,721	28.4	31.6	30.9
Asset management and service fees	44,138	25,433	73.5	13.5	9.7
Investment banking	41,252	24,702	67.0	12.6	9.5
Interest	14,654	10,584	38.5	4.5	4.0
Other income	3,757	1,849	103.2	1.1	0.7
Total revenues	330,358	264,550	24.9	100.7	101.2
Interest expense	2,349	3,045	(22.9)	0.7	1.2
Net revenues	328,009	261,505	25.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	216,907	175,881	23.3	66.1	67.3
Occupancy and equipment rental	26,595	20,714	28.4	8.1	7.9
Communication and office supplies	15,925	13,129	21.3	4.9	5.0
Commissions and floor brokerage	5,272	6,321	(16.6)	1.6	2.4
Other operating expenses	27,365	19,351	41.4	8.3	7.4
Total non-interest expenses	292,064	235,396	24.1	89.0	90.0

Income before income taxes	35,945	26,109	37.7	11.0	10.0
Provision for income taxes	14,836	10,294	44.1	4.5	3.9
Net income	$21,109	$15,815	33.5%	6.5%	6.1%

For the three months ended June 30, 2010, net revenues (total revenues less interest expense) increased $66.5 million to $328.0 million; a 25.4% increase over the $261.5 million recorded for the three months ended June 30, 2009. Net income increased 33.5% to $21.1 million for the three months ended June 30, 2010 compared to $15.8 million during the comparable period in 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$240,343	$218,539	10.0%	37.5%	45.4%
Commissions	208,669	155,331	34.3	32.6	32.3
Asset management and service fees	85,241	51,254	66.3	13.3	10.6
Investment banking	75,473	40,206	87.7	11.8	8.4
Interest	29,301	20,476	43.1	4.6	4.3
Other income	5,702	1,076	*	0.9	0.1
Total revenues	644,729	486,882	32.4	100.7	101.1
Interest expense	4,690	5,396	(13.1)	0.7	1.1
Net revenues	640,039	481,486	32.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	423,149	323,721	30.7	66.1	67.3
Occupancy and equipment rental	51,453	38,581	33.4	8.0	8.0
Communication and office supplies	30,343	24,974	21.5	4.7	5.2
Commissions and floor brokerage	11,016	10,681	3.1	1.7	2.2
Other operating expenses	48,568	35,265	37.7	7.7	7.3
Total non-interest expenses	564,529	433,222	30.3	88.2	90.0

Income before income taxes	75,510	48,264	56.5	11.8	10.0
Provision for income taxes	30,661	19,272	59.1	4.8	4.0
Net income	$44,849	$28,992	54.7%	7.0%	6.0%

* Percentage is not meaningful.

For the six months ended June 30, 2010, net revenues (total revenues less interest expense) increased $158.5 million to $640.0 million; a 32.9% increase over the $481.5 million recorded for the six months ended June 30, 2009. Net income increased 54.7% to $44.8 million for the six months ended June 30, 2010 compared to $29.0 million during the comparable period in 2009.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Net revenues:
Principal transactions	$122,923	$121,261	1.4%	$240,343	$218,539	10.0%
Commissions	103,634	80,721	28.4	208,669	155,331	34.3
Asset management and service fees	44,138	25,433	73.5	85,241	51,254	66.3
Investment banking:
Capital raising	30,713	14,235	115.8	56,020	19,733	183.9
Strategic advisory fees	10,539	10,467	0.7	19,453	20,473	(5.0)
	41,252	24,702	67.0	75,473	40,206	87.7
Net interest	12,305	7,539	63.2	24,611	15,080	63.2
Other income	3,757	1,849	103.2	5,702	1,076	*
Total net revenues	$328,009	$261,505	25.4%	$640,039	$481,486	32.9%

* Percentage is not meaningful.

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Institutional Group segment and the acquisition of UBS branches during the third and fourth quarters of 2009. The results of operations for the acquired UBS branches are included in our results prospectively from the date of their respective conversion. For the three and six months ended June 30, 2010, the acquired branches generated net revenues of $27.6 million and $54.9 million, respectively.

Principal transactions - For the three months ended June 30, 2010, principal transactions revenues increased 1.4% to $122.9 million from $121.3 million in the comparable period in 2009. For the six months ended June 30, 2010, principal transactions revenues increased 10.0% to $240.3 million from $218.5 million in the comparable period in 2009. The growth in our company since June 2009, both organically and through acquisitions, has contributed to the increase in principal transactions revenues; however, the growth was negatively impacted by the challenging fixed income market conditions that existed during the quarter ended June 30, 2010.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2010, commission revenues increased 28.4% to $103.6 million from $80.7 million in the comparable period in 2009. For the six months ended June 30, 2010, commission revenues increased 34.3% to $208.7 million from $155.3 million in the comparable period in 2009. The increases are primarily attributable to an increase in the number of financial advisors, client assets and higher productivity.

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

For the three months ended June 30, 2010, asset management and service fee revenues increased 73.5% to $44.1 million from $25.4 million in the comparable period of 2009. For the six months ended June 30, 2010, asset management and service fee revenues increased 66.3% to $85.2 million from $51.3 million in the comparable period of 2009. The increases are primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from June 30, 2009, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2010, investment banking revenues increased $16.6 million, or 67.0%, to $41.3 million from $24.7 million in the comparable period in 2009. For the six months ended June 30, 2010, investment banking revenues increased $35.3 million, or 87.7%, to $75.5 million from $40.2 million in the comparable period in 2009.

Capital raising revenues increased $16.5 million to $30.7 million for the three months ended June 30, 2010 from $14.2 million in the comparable period in 2009. During the second quarter of 2010, equity and fixed income capital raising revenues were $23.1 million and $5.2 million, respectively, an increase of $13.6 million and $0.9 million, respectively, from the comparable period in 2009. For the six months ended June 30, 2010, capital raising revenues increased $36.3 million, or 183.9%, to $56.0 million from $19.7 million in the comparable period in 2009. During the six months ended June 30, 2010, equity and fixed income capital raising revenues were $37.9 million and $12.2 million, respectively, an increase of $27.3 million and $3.6 million, respectively, from the comparable period in 2009.

Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. While we have seen improvements in the equity capital markets, the increase over the three months ended June 30, 2009 is somewhat attributable to the severe conditions that existed a year ago in the capital markets.

Strategic advisory fees increased 0.7% to $10.5 million for the three months ended June 30, 2010. For the six months ended June 30, 2010, strategic advisory fees decreased 5.0%, to $19.5 million from $20.5 million in the comparable period in 2009. The year-over-year decrease is primarily attributable to a decrease in the number of completed equity transactions and the aggregate transaction value, as well as average revenue per transaction, over the comparable periods in 2009.

Other income - For the three months ended June 30, 2010, other income increased $1.9 million to $3.7 million from $1.8 million during the comparable period in 2009. For the six months ended June 30, 2010, other income increased $4.6 million to $5.7 million from $1.1 million during the comparable period in 2009. The increases are primarily attributable to the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board of Exchange to shares in conjunction with its initial public offering.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$381,996	$4,090	4.28%	$268,768	$2,889	4.30%
Interest-earning assets (Stifel Bank)	1,116,064	8,171	2.93	519,326	3,778	2.91
Stock borrow (Stifel Nicolaus)	80,527	7	0.03	80,817	17	0.09
Other (Stifel Nicolaus)		2,386			3,900
Total interest revenue		$14,654			$10,584

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$126,759	$326	1.03%	$185,887	$453	0.98%
Interest-bearing liabilities (Stifel Bank)	1,018,832	287	0.11	460,935	1,008	0.87
Stock loan (Stifel Nicolaus)	62,614	240	1.53	40,896	102	1.00
Interest-bearing liabilities (Capital Trusts)	82,500	1,368	6.63	82,500	1,365	6.62
Other (Stifel Nicolaus)		128			117
Total interest expense		2,349			3,045
Net interest income		$12,305			$7,539

	Six Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$369,712	$7,883	4.26%	$259,869	$5,543	4.27%
Interest-earning assets (Stifel Bank)	1,105,023	16,258	2.94	495,522	7,434	3.00
Stock borrow (Stifel Nicolaus)	75,813	17	0.04	69,189	26	0.07
Other (Stifel Nicolaus)		5,143			7,473
Total interest revenue		$29,301			$20,476

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$116,614	$595	1.02%	$125,254	$583	0.93%
Interest-bearing liabilities (Stifel Bank)	1,014,798	734	0.14	440,629	1,694	0.77
Stock loan (Stifel Nicolaus)	49,450	411	1.66	42,581	195	0.92
Interest-bearing liabilities (Capital Trusts)	82,500	2,716	6.58	82,500	2,729	6.62
Other (Stifel Nicolaus)		234			195
Total interest expense		4,690			5,396
Net interest income		$24,611			$15,080

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2010, net interest income increased to $12.3 million from $7.5 million during the comparable period in 2009. For the six months ended June 30, 2010, net interest income increased to $24.6 million from $15.1 million during the comparable period in 2009.

For the three months ended June 30, 2010, interest revenue increased 38.5%, or $4.1 million, to $14.7 million from $10.6 million in the comparable period in 2009, principally as a result of a $4.5 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $1.2 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.1 billion during the three months ended June 30, 2010 compared to $519.3 million during the comparable period in 2009 at weighted average interest rates of 2.93% and 2.91%, respectively. The average margin balances of Stifel Nicolaus increased to $382.0 million during the three months ended June 30, 2010 compared to $268.8 million during the comparable period in 2009 at weighted average interest rates of 4.28% and 4.30%, respectively.

For the six months ended June 30, 2010, interest revenue increased 43.1%, or $8.8 million, to $29.3 million from $20.5 million in the comparable period in 2009, principally as a result of an $8.8 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $2.3 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.1 billion during the six months ended June 30, 2010 compared to $495.5 million during the comparable period in 2009 at weighted average interest rates of 2.94% and 3.00%, respectively. The average margin balances of Stifel Nicolaus increased to $369.7 million during the six months ended June 30, 2010 compared to $259.9 million during the comparable period in 2009 at weighted average interest rates of 4.26% and 4.27%, respectively.

For the three months ended June 30, 2010, interest expense decreased 22.9% to $2.3 million from $3.0 million during the comparable period in 2009. For the six months ended June 30, 2010, interest expense decreased 13.1% to $4.7 million from $5.4 million during the comparable period in 2009. See "Net Interest Income" table above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Non-interest expenses:
Compensation and benefits	$216,907	$175,881	23.3%	$423,149	$323,721	30.7%
Occupancy and equipment rental	26,595	20,714	28.4	51,453	38,581	33.4
Communications and office supplies	15,925	13,129	21.3	30,343	24,974	21.5
Commissions and floor brokerage	5,272	6,321	(16.6)	11,016	10,681	3.1
Other operating expenses	27,365	19,351	41.4	48,568	35,265	37.7
Total non-interest expenses	$292,064	$235,396	24.1%	$564,529	$433,222	30.3%

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

For the three months ended June 30, 2010, compensation and benefits expense increased 23.3%, or $41.0 million, to $216.9 million from $175.9 million during the comparable period in 2009. For the six months ended June 30, 2010, compensation and benefits expense increased 30.7%, or $99.4 million, to $423.1 million from $323.7 million during the comparable period in 2009. The increases in compensation and benefits expense over the prior year periods are primarily attributable to increased headcount and higher production-based variable compensation.

Compensation and benefits expense as a percentage of net revenues decreased to 66.1% for the three months ended June 30, 2010, compared to 67.3% for the comparable period in 2009. Compensation and benefits expense as a percentage of net revenues decreased to 66.1% for the six months ended June 30, 2010, compared to 67.3% for the comparable period in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues as compared to the three and six months ended June 30, 2009, offset by an increase in transition pay and base salaries. The decrease is also offset by the recognition of employee termination benefits of $3.1 million during the three months ended June 30, 2010 associated with the integration of TWPG.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $20.3 million (6.2% of net revenues) and $39.6 million (6.2% of net revenues) for the three and six months ended June 30, 2010, respectively, compared to $13.8 million (5.3% of net revenues) and $26.0 million (5.4% of net revenues) for the comparable periods in 2009, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2010, occupancy and equipment rental expense increased 28.4% to $26.6 million from $20.7 million during the three months ended June 30, 2009. For the six months ended June 30, 2010, occupancy and equipment rental expense increased 33.4% to $51.5 million from $38.6 million during the six months ended June 30, 2009. The increases are primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of June 30, 2010, we have 301 locations compared to 239 at June 30, 2009.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2010, communications and office supplies expense increased 21.3% to $15.9 million from $13.1 million during the second quarter of 2009. For the six months ended June 30, 2010, communications and office supplies expense increased 21.5% to $30.3 million from $25.0 million during the comparable period in 2009. The increases are primarily attributable to our continued expansion as we sustained our growth initiatives throughout the first half of 2010 by adding additional revenue producers and support staff.

Commissions and floor brokerage - For the three months ended June 30, 2010, commissions and floor brokerage expense decreased 16.6% to $5.3 million from $6.3 million during the comparable period in 2009. The decreases are primarily attributable to vendor billing issues resulting in higher than normal expense for the quarter ended June 30, 2009. For the six months ended June 30, 2010, commissions and floor brokerage expense increased 3.1% to $11.0 million from $10.7 million during the comparable period in 2009. The increase is primarily attributable to the continued growth of our company, offset by the previously discussed vendor billing issued in the prior year.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2010, other operating expenses increased 41.4% to $27.4 million from $19.4 million during the three months ended June 30, 2009. For the six months ended June 30, 2010, other operating expenses increased 37.7% to $48.6 million from $35.3 million during the six months ended June 30, 2009.

The increases were primarily attributable to the continued growth in all segments during the first half of 2010, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, transaction costs associated with the TWPG acquisition and legal expenses. The increase in legal expenses is attributable to an increase in the number of claims arising from poor market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes - For the three months ended June 30, 2010, our provision for income taxes was $14.8 million, representing an effective tax rate of 41.3%, compared to $10.3 million for the comparable period in 2009, representing an effective tax rate of 39.4%. For the six months ended June 30, 2010, our provision for income taxes was $30.7 million, representing an effective tax rate of 40.6%, compared to $19.3 million for the comparable period in 2009, representing an effective tax rate of 39.9%.

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

The Institutional Group segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits generated through the private client group, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

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

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2010	2009	% Change	2010	2009
Revenues:
Commissions	$79,521	$52,091	52.7%	39.8%	38.3%
Principal transactions	58,675	48,759	20.4	29.3	35.8
Asset management and service fees	43,777	25,342	72.7	21.9	18.6
Investment banking	5,494	2,843	93.2	2.7	2.1
Interest	12,933	7,382	75.2	6.5	5.4
Other income	967	1,634	(40.8)	0.5	1.2
Total revenues	201,367	138,051	45.9	100.7	101.4
Interest expense	1,427	1,851	(22.9)	0.7	1.4
Net revenues	199,940	136,200	46.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	123,609	83,829	47.5	61.8	61.5
Occupancy and equipment rental	15,132	11,543	31.1	7.6	8.5
Communication and office supplies	7,681	5,822	31.9	3.8	4.3
Commissions and floor brokerage	2,320	1,864	24.4	1.2	1.4
Other operating expenses	10,757	9,945	8.2	5.4	7.3
Total non-interest expenses	159,499	113,003	41.1	79.8	83.0
Income before income taxes	$40,441	$23,197	74.3%	20.2%	17.0%

	June 30, 2010	December 31, 2009	June 30, 2009
Branch offices	278	272	213
Financial advisors	1,749	1,719	1,380
Independent contractors	167	166	182

Assets in fee-based accounts:
Value (in thousands)	11,796,159	9,309,775	4,641,059
Number of accounts	53,762	44,071	24,988

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009
Revenues:
Commissions	$159,108	$95,307	66.9%	39.8%	37.9%
Principal transactions	118,546	87,196	36.0	29.7	34.7
Asset management and service fees	84,671	51,061	65.8	21.2	20.3
Investment banking	10,796	4,913	119.7	2.7	2.0
Interest	25,491	14,193	79.6	6.4	5.7
Other income	3,700	1,837	101.4	0.9	0.7
Total revenues	402,312	254,507	58.0	100.7	101.3
Interest expense	2,951	3,255	(9.3)	0.7	1.3
Net revenues	399,361	251,252	58.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	248,347	156,458	58.7	62.2	62.3
Occupancy and equipment rental	29,863	21,994	35.8	7.5	8.7
Communication and office supplies	15,160	11,220	35.1	3.8	4.5
Commissions and floor brokerage	5,123	3,705	38.3	1.3	1.5
Other operating expenses	21,269	16,556	28.5	5.3	6.6
Total non-interest expenses	319,762	209,933	52.3	80.1	83.6
Income before income taxes	$79,599	$41,319	92.6%	19.9%	16.4%

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors resulting from organic growth and the acquisition of UBS branches during the third and fourth quarters of 2009.

NET REVENUES

For the three months ended June 30, 2010, Global Wealth Management net revenues increased 46.8% to $199.9 million from $136.2 million for the comparable period in 2009. For the six months ended June 30, 2010, Global Wealth Management net revenues increased 58.9% to $399.4 million from $251.3 million for the comparable period in 2009. The increase in net revenues for the three and six months ended June 30, 2010 over the comparable periods in 2009 is attributable to growth across all revenue line items.

Commissions - For the three months ended June 30, 2010, commission revenues increased 52.7% to $79.5 million from $52.1 million in the comparable period in 2009. For the six months ended June 30, 2010, commission revenues increased 66.9% to $159.1 million from $95.3 million in the comparable period in 2009. The increases are primarily attributable to an increase in agency transactions in OTC and listed equity securities, and insurance products. These increases are primarily attributable to an increase in the number of financial advisors, client assets and higher productivity. In addition, the market turmoil and downturns, which were at unprecedented levels at the beginning of 2009, have improved in the first six months of 2010.

Principal transactions - For the three months ended June 30, 2010, principal transactions revenues increased 20.4% to $58.7 million from $48.8 million in the comparable period in 2009. For the six months ended June 30, 2010, principal transactions revenues increased 36.0% to $118.5 million from $87.2 million in the comparable period in 2009. The increases are primarily attributable to increased principal transactions, primarily in OTC equity, market maker activities, and municipal debt.

Asset management and service fees - For the three months ended June 30, 2010, asset management and service fees increased 72.7% to $43.8 million from $25.3 million in the comparable period in 2009. For the six months ended June 30, 2010, asset management and service fees increased 65.8% to $84.7 million from $51.1 million in the comparable period in 2009. The increases are primarily a result of a 154.2% increase in the value of assets in fee-based accounts from June 30, 2009 and a 115.2% increase in the number of managed accounts attributable principally to the continued growth of the private client group, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased $2.7 million to $5.5 million for the three months ended June 30, 2010 from $2.8 million during the comparable period in 2009. For the six months ended June 30, 2010, investment banking revenues increased $5.9 million to $10.8 million from $4.9 million during the comparable period in 2009. Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. Equity capital markets have improved when compared to the severe conditions that existed a year ago. See "Investment banking" in the Institutional Group segment discussion for additional information on the changes in net revenues.

Interest revenue - For the three months ended June 30, 2010, interest revenue increased 75.2% to $12.9 million from $7.4 million in the comparable period in 2009. For the six months ended June 30, 2010, interest revenue increased 79.6% to $25.5 million from $14.2 million in the comparable period in 2009. The increases are primarily due to an increase in interest revenue from customer margin borrowing to finance trading activity and higher average customer margin balances. The increase is also attributable to the growth of the interest-earning assets of Stifel Bank. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Interest expense - For the three months ended June 30, 2010, interest expense decreased 22.9% to $1.4 million from $1.9 million in the comparable period in 2009. For the six months ended June 30, 2010, interest expense decreased 9.3% to $3.0 million from $3.3 million in the comparable period in 2009. The decreases are primarily due to lower interest rates charged by banks on lower levels of borrowings to finance customer borrowing, offset by higher interest charged on our short-term borrowing activity. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$129,446	$82	0.25%	$194,954	$269	0.55%
U.S. government agencies	44,655	115	1.03	1,994	28	5.59
State and political subdivisions (taxable)	143	2	5.59	-	-	-
State and political subdivisions (non-taxable) (1)	960	9	3.75	961	10	4.02
Mortgage-backed securities	477,350	3,854	3.23	48,270	553	4.59
Corporate bonds	39,725	499	5.02	21,898	264	4.83
Asset-backed securities	11,174	83	2.97	20,428	175	3.43
Federal Home Loan Bank ("FHLB") and other capital stock	1,332	3	0.90	764	2	0.80
Loans (2)	355,535	2,852	3.21	181,449	1,991	4.39
Loans held for sale	55,744	672	4.82	48,608	486	4.00
Total interest-earning assets (3)	$1,116,064	$8,171	2.93%	$519,326	$3,778	2.91%
Cash and due from banks	6,451			4,421
Other non interest-earning assets	35,092			19,829
Total assets	$1,157,607			$543,576

Liabilities and stockholders' equity:
Deposits:
Money market	$989,824	$225	0.09%	$427,678	$800	0.75%
Demand deposits	19,157	6	0.13	9,626	11	0.44
Time deposits	9,194	51	2.22	19,999	172	3.45
Savings	20	-	-	330	-	0.05
FHLB advances	637	5	3.14	3,275	25	3.02
Federal funds and repurchase agreements	-	-	-	27	-	0.08
Total interest-bearing liabilities (3)	$1,018,832	$287	0.11%	$460,935	$1,008	0.87%
Non interest-bearing deposits	15,288			15,866
Other non interest-bearing liabilities	10,295			2,324
Total liabilities	1,044,415			479,125
Stockholders' equity	113,192			64,451
Total liabilities and stockholders' equity	$1,157,607			$543,576
Net interest margin		$7,884	2.83%		$2,770	2.13%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3)  See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$122,869	$153	0.25%	$189,113	$490	0.52%
U.S. government agencies	22,845	125	1.09	2,500	71	5.64
State and political subdivisions (taxable)	72	2	5.56	-	-	-
State and political subdivisions (non-taxable) (1)	960	19	3.96	1,235	26	4.28
Mortgage-backed securities	491,160	7,426	3.02	42,031	927	4.41
Corporate bonds	39,904	964	4.83	14,016	315	4.49
Asset-backed securities	11,445	158	2.76	19,014	417	4.39
FHLB and other capital stock	995	6	1.21	742	2	0.46
Loans (2)	350,664	5,861	3.34	185,489	4,330	4.67
Loans held for sale	64,109	1,544	4.82	41,382	856	4.13
Total interest-earning assets (3)	$1,105,023	$16,258	2.94%	$495,522	$7,434	3.00%
Cash and due from banks	6,369			4,322
Other non interest-earning assets	34,222			20,043
Total assets	$1,145,614			$519,887

Liabilities and stockholders' equity:
Deposits:
Money market	$978,894	$523	0.11%	$406,662	$1,248	0.61%
Demand deposits	18,181	9	0.10	8,072	15	0.36
Time deposits	16,387	181	2.21	20,905	361	3.45
Savings	21	-	-	339	-	0.05
FHLB advances	1,315	21	3.19	4,630	70	3.04
Federal funds and repurchase agreements	-	-	-	21	-	0.08
Total interest-bearing liabilities (3)	$1,014,798	$734	0.14%	$440,629	$1,694	0.77%
Non interest-bearing deposits	14,349			16,109
Other non interest-bearing liabilities	6,884			1,948
Total liabilities	1,036,031			458,686
Stockholders' equity	109,583			61,201
Total liabilities and stockholders' equity	$1,145,614			$519,887
Net interest margin		$15,524	2.81%		$5,740	2.32%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2010 compared to the three and six month periods ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009			Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$415	$(602)	$(187)	$(721)	$384	$(337)
U.S. government agencies	(1,903)	1,990	87	60	(6)	54
State and political subdivisions:
Taxable	1	1	2	1	1	2
Non-taxable	3	(4)	(1)	(5)	(2)	(7)
Mortgage-backed securities	4,507	(1,206)	3,301	7,445	(946)	6,499
Corporate bonds	186	49	235	579	70	649
Asset-backed securities	(186)	94	(92)	(134)	(125)	(259)
FHLB and other capital stock	5	(4)	1	2	2	4
Loans	3,274	(2,413)	861	3,982	(2,451)	1,531
Loans held for sale	(710)	896	186	181	507	688
	$5,592	$(1,199)	$4,393	$11,390	$(2,566)	$8,824

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$2,551	$(3,126)	$(575)	$5,100	$(5,825)	$(725)
Demand deposits	29	(34)	(5)	56	(62)	(6)
Time deposits	(856)	735	(121)	(985)	805	(180)
Savings	-	-	-	-	-	-
FHLB advances	(52)	32	(20)	(60)	11	(49)
Federal funds and repurchase agreements	-	-	-	-	-	-
	$1,672	$(2,393)	$(721)	$4,111	$(5,071)	$(960)

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

For the three months ended June 30, 2010, interest revenue of $8.2 million was generated from weighted average interest-earning assets of $1.1 billion at a weighted average interest rate of 2.93%. Interest revenue of $3.8 million for the comparable period in 2009 was generated from weighted average interest-earning assets of $519.3 million at a weighted average interest rate of 2.91%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

For the six months ended June 30, 2010, interest revenue of $16.3 million was generated from weighted average interest-earning assets of $1.1 billion at a weighted average interest rate of 2.94%. Interest revenue of $7.4 million for the comparable period in 2009 was generated from weighted average interest-earning assets of $495.5 million at a weighted average interest rate of 3.00%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market and savings accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended June 30, 2010 was $1.0 billion at a weighted average interest rate of 0.11%. The weighted average balance of interest-bearing liabilities for the comparable period in 2009 was $460.9 million at a weighted average interest rate of 0.87%. The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2010 was $1.0 billion at a weighted average interest rate of 0.14%. The weighted average balance of interest-bearing liabilities for the comparable period in 2009 was $440.6 million at a weighted average interest rate of 0.77%.

The growth in Stifel Bank has been primarily driven by (i) the conversion of UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances of $1.7 billion and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2010, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $1.2 billion compared to $429.2 million at June 30, 2009.

See "Net Interest Income - Stifel Bank" above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2010, Global Wealth Management non-interest expenses increased 41.1% to $159.5 million from $113.0 million for the comparable period in 2009. For the six months ended June 30, 2010, Global Wealth Management non-interest expenses increased 52.3% to $319.8 million from $209.9 million for the comparable period in 2009.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during the first six months of 2010. Our expansion efforts include the acquisitions of UBS, as well as organic growth. As of June 30, 2010, we have 278 branch offices compared to 213 at June 30, 2009. In addition, since June 30, 2009, we have added 879 revenue producers and support staff.

Compensation and benefits - For the three months ended June 30, 2010, compensation and benefits expense increased 47.5% to $123.6 million from $83.8 million during the three months ended June 30, 2009. For the six months ended June 30, 2010, compensation and benefits expense increased 58.7% to $248.3 million from $156.5 million during the three months ended June 30, 2009. The increases are principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues increased to 61.8% for the three months ended June 30, 2010, compared to 61.5% for the comparable period in 2009. Compensation and benefits expense as a percentage of net revenues decreased to 62.2% for the six months ended June 30, 2010, compared to 62.3% for the comparable period in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to increased net revenues, offset by an increase in transition pay, which consists of the amortization of upfront notes, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $15.2 million (7.6% of net revenues) and $30.0 million (7.5% of net revenues) for the three and six months ended June 30, 2010, respectively, compared to $9.6 million (7.0% of net revenues) and $18.0 million (7.1% of net revenues) for the three and six months ended June 30, 2009, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2010, occupancy and equipment rental expense increased 31.1% to $15.1 million from $11.5 million during the comparable period in 2009. For the six months ended June 30, 2010, occupancy and equipment rental expense increased 35.8% to $29.9 million from $22.0 million during the comparable period in 2009.

Communications and office supplies - For the three months ended June 30, 2010, communications and office supplies expense increased 31.9% to $7.7 million from $5.8 million during the second quarter of 2009.  For the six months ended June 30, 2010, communications and office supplies expense increased 35.1% to $15.2 million from $11.2 million during the second quarter of 2009.

Commissions and floor brokerage - For the three months ended June 30, 2009, commissions and floor brokerage expense increased 24.4% to $2.3 million from $1.9 million during the second quarter of 2009. For the six months ended June 30, 2009, commissions and floor brokerage expense increased 38.3% to $5.1 million from $3.7 million during the second quarter of 2009.

Other operating expenses - For the three months ended June 30, 2010, other operating expenses increased 8.2% to $10.8 million from $9.9 million during the comparable period in 2009. For the six months ended June 30, 2010, other operating expenses increased 28.5% to $21.3 million from $16.6 million during the comparable period in 2009. As a result of the growth of our private client business during the three months ended June 30, 2010, there has been an increase in license and registration fees, and securities processing fees, as well as litigation costs to defend industry recruiting claims.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2010, income before income taxes increased $17.2 million, or 74.3%, to $40.4 million from $23.2 million during the comparable period in 2009. For the six months ended June 30, 2010, income before income taxes increased $38.3 million, or 92.6%, to $79.6 million from $41.3 million during the comparable period in 2009. Profit margins have improved as a result of the increase in revenue growth and a decline in start-up costs associated with the branches we opened during 2009, both organically and through the acquisition of UBS, as we continued to take advantage of market displacement.

Results of Operations - Institutional Group

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$64,249	$72,502	(11.4)%	51.6%	57.9%
Commissions	24,113	28,630	(15.8)	19.3	22.9
Capital raising	25,220	11,391	121.4	20.2	9.1
Advisory	10,539	10,467	0.7	8.5	8.4
Investment banking	35,759	21,858	63.6	28.7	17.5
Interest	949	2,644	(64.1)	0.8	2.1
Other income	591	367	61.0	0.5	0.3
Total revenues	125,661	126,001	(0.3)	100.9	100.7
Interest expense	1,059	865	22.4	0.9	0.7
Net revenues	124,602	125,136	(0.4)	100.0	100.0

Non-interest expenses:
Compensation and benefits	72,578	74,250	(2.3)	58.2	59.3
Occupancy and equipment rental	4,028	3,817	5.5	3.2	3.1
Communication and office supplies	5,220	4,498	16.1	4.2	3.6
Commissions and floor brokerage	2,952	4,453	(33.7)	2.4	3.6
Other operating expenses	9,055	6,268	44.5	7.3	5.0
Total non-interest expenses	93,833	93,286	0.6	75.3	74.6
Income before income taxes	$30,769	$31,850	(3.4)%	24.7%	25.4%

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$121,798	$131,343	(7.3)%	51.2%	57.0%
Commissions	49,561	60,024	(17.4)	20.8	26.0
Capital raising	45,224	14,820	205.1	19.0	6.4
Advisory	19,453	20,473	(5.0)	8.2	8.9
Investment banking	64,677	35,293	83.3	27.2	15.3
Interest	2,908	4,717	(38.4)	1.2	2.0
Other income	1,013	589	72.0	0.4	0.3
Total revenues	239,957	231,966	3.4	100.8	100.6
Interest expense	2,063	1,358	51.9	0.8	0.6
Net revenues	237,894	230,608	3.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	138,882	136,768	1.5	58.4	59.3
Occupancy and equipment rental	8,094	7,504	7.9	3.4	3.3
Communication and office supplies	10,100	9,277	8.9	4.2	4.0
Commissions and floor brokerage	5,893	6,973	(15.5)	2.5	3.0
Other operating expenses	16,700	12,202	36.9	7.0	5.3
Total non-interest expenses	179,669	172,724	4.0	75.5	74.9
Income before income taxes	$58,225	$57,884	0.6%	24.5%	25.1%

NET REVENUES

For the three months ended June 30, 2010, Institutional Group net revenues decreased 0.4% to $124.6 million from $125.1 million for the comparable period in 2009. For the six months ended June 30, 2010, Institutional Group net revenues increased 3.2% to $237.9 million from $230.6 million for the comparable period in 2009. The increase in net revenues for the three and six months ended June 30, 2010 over the comparable periods in 2009 is primarily attributable to an increase in investment banking, specifically capital raising, offset by decreases in  principal transactions and commissions.

Principal transactions - For the three months ended June 30, 2010, principal transactions revenues decreased 11.4%, to $64.2 million from $72.5 million in the comparable period in 2009. For the six months ended June 30, 2010, principal transactions revenues decreased 7.3%, to $121.8 million from $131.3 million in the comparable period in 2009.

Commissions - For the three months ended June 30, 2010, commission revenues decreased 15.8% to $24.1 million from $28.6 million in the comparable period in 2009. For the six months ended June 30, 2010, commission revenues decreased 17.4% to $49.6 million from $60.0 million in the comparable period in 2009.

Our fixed income institutional brokerage business (principal transactions and commissions) was negatively impacted by lower volumes due to the challenging market conditions that existed during the quarter ended June 30, 2010.

Investment banking - For the three months ended June 30, 2010, investment banking revenues increased $13.9 million, or 63.6%, to $35.8 million from $21.9 million in the comparable period in 2009. For the six months ended June 30, 2010, investment banking revenues increased $29.4 million, or 83.3%, to $64.7 million from $35.3 million in the comparable period in 2009.

For the three months ended June 30, 2010, capital raising revenues increased $13.8 million to $25.2 million from $11.4 million in the comparable period in 2009. For the six months ended June 30, 2010, capital raising revenues increased $30.4 million to $45.2 million from $14.8 million in the comparable period in 2009.

For the three months ended June 30, 2010, equity capital raising revenues increased $10.3 million to $18.8 million from $8.5 million during the second quarter of 2009. For the six months ended June 30, 2010, equity capital raising revenues increased $20.0 million to $30.1 million from $10.1 million during the comparable period in 2009. The increases were primarily attributable to an increase in the number of transactions and average revenue per transaction over the comparable periods in 2009. During the three and six months ended June 30, 2010, we were involved, as manager or co-manager, in 25 and 49 equity underwritings, respectively, compared to 22 and 24 equity underwritings, respectively, during the comparable period in 2009. Capital market conditions continued to build upon the improvement that began during the third and fourth quarters of 2009 for both equity and fixed income. While we have seen improvements in the equity capital markets, the increase for the six months ended June 30, 2010 over the prior year is somewhat attributable to the severe conditions in the capital markets that existed during the first half of 2009.

For the three months ended June 30, 2010, fixed income capital raising revenues increased $1.5 million, or 59.0%, to $4.1 million from $2.6 million during the second quarter of 2009. For the six months ended June 30, 2010, fixed income capital raising revenues increased $5.0 million, or 116.0%, to $9.3 million from $4.3 million during the comparable period in 2009.

During the second and third quarters of 2009, capital market conditions began to improve, and we raised capital for our clients in a number of successful public finance underwritings. For the three and six months ended June 30, 2010, we were involved, as manager or co-manager, in 149 and 247 tax-exempt issues compared to 67 and 139 issues, respectively, during the comparable periods in 2009.

For the three months ended June 30, 2010, strategic advisory fees increased 0.7% from the comparable period in 2009 to $10.5 million. For the six months ended June 30, 2010, strategic advisory fees decreased 5.0% to $19.5 million from $20.5 million in the comparable period in 2009.

Interest revenue - For the three months ended June 30, 2010, interest revenue decreased 64.1% to $0.9 million from $2.6 million in the comparable period in 2009. For the six months ended June 30, 2010, interest revenue decreased 38.4% to $2.9 million from $4.7 million in the comparable period in 2009. The decrease in interest revenues is primarily attributable to decreased interest earned on our trading inventory.

Interest expense - For the three months ended June 30, 2010, interest expense increased 22.4% to $1.1 million from $0.9 million in the comparable period in 2009. For the six months ended June 30, 2010, interest expense increased 51.9% to $2.1 million from $1.4 million in the comparable period in 2009.

NON-INTEREST EXPENSES

For the three months ended June 30, 2010, Institutional Group non-interest expenses increased 0.6% to $93.8 million from $93.3 million for the comparable period in 2009. For the six months ended June 30, 2010, Institutional Group non-interest expenses increased 4.0% to $179.7 million from $172.7 million for the comparable period in 2009.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment during the first six months of 2010. We have added 143 revenue producers and support staff since June 30, 2009.

Compensation and benefits - For the three months ended June 30, 2010, compensation and benefits expense decreased 2.3% to $72.6 million from $74.3 million during the comparable period in 2009. The decrease is primarily attributable to lower production-based variable compensation due to decreased production as compared to the prior year, offset by the recognition of $3.1 million in severance charges during the three months ended June 30, 2010 associated with the integration of TWPG.

For the six months ended June 30, 2010, compensation and benefits expense increased 1.5% to $138.9 million from $136.8 million during the comparable period in 2009. The increase is primarily attributable to the recognition of severance charges during the three months ended June 30, 2010 associated with the integration of TWPG, offset by lower production-based variable compensation as compared to the prior year.

Compensation and benefits expense as a percentage of net revenues decreased to 58.2% for the three months ended June 30, 2010, compared to 59.3% for the comparable period in 2009. Compensation and benefits expense as a percentage of net revenues decreased to 58.4% for the six months ended June 30, 2010, compared to 59.3% for the comparable period in 2009.

Occupancy and equipment rental - For the three months ended June 30, 2010, occupancy and equipment rental expense increased 5.5% to $4.0 million from $3.8 million during the comparable period in 2009. For the six months ended June 30, 2010, occupancy and equipment rental expense increased 7.9% to $8.1 million from $7.5 million during the comparable period in 2009.

Communications and office supplies - For the three months ended June 30, 2010, communications and office supplies expense increased 16.1% to $5.2 million from $4.5 million during the second quarter of 2009. For the six months ended June 30, 2010, communications and office supplies expense increased 8.9% to $10.1 million from $9.3 million during the comparable period in 2009.

Commissions and floor brokerage - For the three months ended June 30, 2010, commissions and floor brokerage expense decreased 33.7% to $3.0 million from $4.5 million during the second quarter of 2009. For the six months ended June 30, 2010, commissions and floor brokerage expense decreased 15.5% to $5.9 million from $7.0 million during the comparable period in 2009. The decreases are primarily attributable to vendor billing issues resulting in higher than normal expense for the quarter ended June 30, 2009.

 Other operating expenses - For the three months ended June 30, 2010, other operating expenses increased 44.5% to $9.1 million from $6.3 million during the comparable period in 2009. For the six months ended June 30, 2010, other operating expenses increased 36.9% to $16.7 million from $12.2 million during the comparable period in 2009. The increase is primarily attributable to transaction costs of $1.9 million associated with the acquisition of TWPG.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2010, income before income taxes for the Institutional Group segment decreased 3.4%, to $30.8 million from $31.9 million during the comparable period in 2009. For the six months ended June 30, 2010, income before income taxes for the Institutional Group segment increased 0.6%, to $58.2 million from $57.9 million during the comparable period in 2009.

Increased market activity over prior year lead to improvements in our Equity Capital Markets business, however, we experienced a significant decline in Fixed Income institutional brokerage revenues due to the challenging market conditions during the second quarter of 2010. The decline in fixed income trading profits and the impact of the acquisition expenses of $5.0 million related to the acquisition of TWPG, which closed on July 1, 2010, resulted in lower profit margins.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Net revenues	$3,467	$169	* %	$2,784	$(374)	* %

Non-interest expenses:
Compensation and benefits	20,720	17,802	16.4	35,920	30,495	17.8
Other operating expenses	18,012	11,305	59.3	29,178	20,070	45.4
Total non-interest expenses	38,732	29,107	33.1	65,098	50,565	28.7
Loss before income taxes	$(35,265)	$(28,938)	21.9%	$(62,314)	$(50,939)	22.3%

* Percentage is not meaningful.

Net revenues - For the three and six month periods ended June 30, 2010, net revenues increased $3.3 million and $3.2 million from the comparable periods in 2009 to $3.5 million and $2.8 million, respectively. The increase in net revenues is primarily attributable to the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board of Exchange to shares in conjunction with its initial public offering.

Compensation and benefits - For the three months ended June 30, 2010, compensation and benefits expense increased 16.4% to $20.7 million from $17.8 million for the comparable period in 2009. For the six months ended June 30, 2010, compensation and benefits expense increased 17.8% to $35.9 million from $30.5 million for the comparable period in 2009. The increase in compensation and benefits expense during the three and six months ended June 30, 2010 was related to an increase in support personnel as we continued our growth initiatives.

Other operating expenses - For the three months ended June 30, 2010, other operating expenses increased 59.3% to $18.0 million from $11.3 million for the comparable period in 2009. For the six months ended June 30, 2010, other operating expenses increased 45.4% to $29.2 million from $20.1 million for the comparable period in 2009. The increases were primarily attributable to the continued growth in all segments during the first half of 2010, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses. The increase in legal expenses is attributable to an increase in the number of claims arising from poor market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $3.4 billion at June 30, 2010 were up 6.5% over December 31, 2009. The increase is primarily attributable to increased trading inventory, financial instruments and bank loans, offset by decrease in cash and cash equivalents and receivables. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2010, our liabilities were comprised primarily of short-term borrowings of $163.9 million, deposits of $1.3 billion at Stifel Bank and payables to brokerage clients, brokers, dealers and clearing organizations of $218.6 million and $111.4 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses and accrued employee compensation of $243.4 million. To meet our obligations to clients and operating needs, we have $262.7 million in cash. We also have client brokerage receivables of $441.9 million and $367.8 million in loans at Stifel Bank.

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

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board of Directors authorized the repurchase of an additional 2,000,000 shares under our existing repurchase program. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. During the three months ended June 30, 2010, we repurchased $24.4 million, or 472,900 shares, using existing board authorizations at an average price of $51.51 per share to meet obligations under our company's employee benefit plans and for general corporate purposes. In addition, during July 2010, we repurchased an additional $66.0 million, or 1,468,414 shares at an average price of $44.91. Under existing Board authorizations at August 3, 2010, we are permitted to buy an additional 2,069,517 shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $100.9 million to $262.7 million at June 30, 2010 from $161.8 million at December 31, 2009. Operating activities provided $23.7 million of cash primarily due to the net effect of non-cash expenses and cash from earnings, offset by a decrease in operating assets and liabilities. Investing activities used cash of $198.9 million primarily due to purchases of available for sale securities and purchases of eligible ARS from our customers as part of our voluntary repurchase plan, increase in bank loans, and fixed asset purchases, offset by proceeds from maturities, calls and principal payments of our available-for-sale securities, the sale of proprietary investments and cash received from the sale of a branch location. During the six months ended June 30, 2010, we purchased $11.8 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $276.1 million primarily due to an increase in bank deposits, short-term borrowings from banks and securities loaned, offset by repurchases of our common stock.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $303.8 million during the three months ended June 30, 2010. There are no compensating balance requirements under these arrangements. At June 30, 2010, short-term borrowings from banks were $163.9 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $186.7 million. At December 31, 2009, short-term borrowings from banks were $90.8 million at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165.2 million. The average bank borrowing was $126.8 million and $185.9 million during the three months ended June 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.03%, and 0.98%, respectively. The average bank borrowing was $116.6 million and $125.3 million during the six months ended June 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.02%, and 0.93%, respectively.

At June 30, 2010 and December 31, 2009, Stifel Nicolaus had a stock loan balance of $71.1 million and $16.7 million, respectively, at weighted average daily interest rates of 0.57% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $62.6 million and $40.9 million during the three months ended June 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.53%, and 1.00%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $49.5 million and $42.6 million during the six months ended June 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.66%, and 0.92%, respectively. Customer-owned securities were utilized in these arrangements.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $114.5 million at June 30, 2010, all of which was unused, and a $13.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $1.2 billion at June 30, 2010.

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

Use of Capital Resources

On April 26, 2010, Stifel Financial Corp. and Thomas Weisel Partners Group, Inc. entered into a definitive agreement for our company to acquire 100% of the outstanding shares of TWPG common stock.  Under the terms of the agreement, TWPG shareholders would receive 0.1364 of Stifel Financial Corp.'s shares for each TWPG share they own. The merger closed on July 1, 2010. In conjunction with the close of the merger, we issued approximately 3,719,000 shares, including approximately 780,000 exchangeable shares to the holders of TWPG common stock and approximately 1,905,000 restricted stock units to employees of TWPG, which resulted in purchase consideration of approximately $276.0 million.

On August 3, 2010, the Board approved the modification of the existing Stifel Financial Corp. deferred compensation plan to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in an after tax charge of approximately $104.8 million.

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. On December 28, 2009, pursuant to an agreement with state securities authorities, we announced the modification of the previously announced ARS repurchase plan which provides, among other things, for ARS repurchases to be completed by December 31, 2011. At June 30, 2010, we estimate that our retail clients held $87.8 million of eligible ARS after issuer redemptions of $29.9 million and Stifel purchases of $78.7 million.

We have paid $23.8 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2010 through July 31, 2010. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining six moths of 2010 and the years ended December 31, 2011, 2012, 2013, 2014 and thereafter are $25.9 million, $45.1 million, $34.5 million, $25.3 million and $50.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At June 30, 2010, Stifel Nicolaus had net capital of $243.8 million, which was 49.2% of its aggregate debit items, and $233.9 million in excess of its minimum required net capital; CSA had net capital of $3.3 million, which was $3.1 million in excess of its minimum required net capital. At June 30, 2010, SN Ltd had capital and reserves of $9.5 million, which was $8.9 million in excess of the financial resources requirement under the rules of the FSA. At June 30, 2010, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 14 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Trading securities owned and pledged and trading securities sold, but not yet purchased, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected in the consolidated statements of operations.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with Topic 820, "Fair Value Measurement and Disclosures." Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. All other fair value measurements of financial instruments that do not fall within the Level 1 or Level 3 classification are considered Level 2. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

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

At June 30, 2010, Level 3 assets for which we bear economic exposure were $89.7 million or 6.4% of the total assets measured at fair value. During the three months ended June 30, 2010, we recorded net purchases of $0.3 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.2 million. During the six months ended June 30, 2010, we recorded net purchases of $23.2 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.1 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level 3 assets at June 30, 2010.

At June 30, 2010, Level 3 assets included the following: $73.6 million of auction rate securities, for which the auctions have failed and $16.1 million of private equity and other fixed income securities.

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Topic 450 ("Topic 450"), "Contingencies," to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 1, "Legal Proceedings," in Part II of this report for information on our legal, regulatory and arbitration proceedings.

Allowance for Doubtful Receivables from Former Employees

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our overall growth strategy. These loans are generally forgiven over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, we consider the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial position. The loan balance from former employees at June 30, 2010 and December 31, 2009 was $2.1 million and $2.5 million, respectively, with associated loss allowances of $0.9 million and $1.5 million, respectively.

Allowance for Loan Losses

We regularly review the loan portfolio of Stifel Bank and have established an allowance for loan losses in accordance with Topic 450.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with Topic 310 "Receivables." Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Derivative Instruments and Hedging Activities

Stifel Bank utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our company's goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments does expose our company to credit and market risk. We manage credit risk through strict counterparty credit risk limits and/or collateralization agreements. At inception, we determine if a derivative instrument meets the criteria for hedge accounting under Topic 815, "Derivatives and Hedging." Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative does not qualify for hedge accounting, no assessment of effectiveness is needed.

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

Topic 740 ("Topic 740"), "Income Taxes," clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Goodwill and Intangible Assets

Under the provisions of Topic 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At June 30, 2010, we had goodwill of $166.7 million and intangible assets of $22.5 million.

In accordance with Topic 350, "Intangibles - Goodwill and Other," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2009, our last annual measurement date, did not indicate any impairment.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 16 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

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

We are also exposed to market risk based on our other investing activities. These investments consist of investments in private equity partnerships, start-up companies, venture capital investments and zero coupon U.S. government securities and are included under the caption "Investments" on the consolidated statements of financial condition.

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on our interest-earning assets (including client loans, stock borrow activities, investments, inventories and resale agreements) and our funding sources (including client cash balances, stock lending activities, bank borrowings, and repurchase agreements), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to our company, with the rates generally fluctuating in parallel.

We manage our inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. While a significant portion of our securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over several times per year.

Additionally, we monitor, on a daily basis, the Value-at-Risk ("VaR") in our trading portfolios using a ten day horizon and report VaR at a 99% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusual volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended June 30, 2010 and the daily VaR at June 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended June 30, 2010			VaR calculation at
	High	Low	Daily Average	June 30, 2010	December 31, 2009
Daily VaR	$9,450	$1,894	$5,052	$4,611	$766

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

The following table illustrates the estimated change in net interest margin at June 30, 2010 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	44.8%
+100	23.8%
0	-%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at June 30, 2010 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$387,929	$13,637	$28,952	$3,031
Securities	124,104	80,146	391,611	131,793
Interest-bearing cash	175,506	-	-	-
	$687,539	$93,783	$420,563	$134,824

Interest-bearing liabilities:
Transaction accounts and savings	$165,160	$204,792	$754,216	$134,047
Certificates of deposit	635	296	2,324	-
Borrowings	-	-	-	-
	$165,795	$205,088	$756,540	$134,047
GAP	521,744	(111,305)	(335,977)	777
Cumulative GAP	$521,744	$410,439	$74,462	$75,239

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $764.8 million, and the fair value of the collateral that had been sold or repledged was $67.2 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under "Critical Accounting Policies and Estimates" in Item 2 and "Legal Proceedings" in Item 1, Part II of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state and foreign securities regulators in the different jurisdictions in which we conduct business. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

The regulatory investigations include inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our activities with respect to ARS and other matters, and inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). We intend to cooperate fully with the SEC, FINRA and the several states in these investigations.

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

The suit arises out of purchases of certain CDOs by the OPEB trusts.  The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program (1)

April 1 - 30, 2010	-	$-	-	2,010,831
May 1 - 31, 2010	382,900	53.15	382,900	1,627,931
June 1 - 30, 2010	90,000	45.30	90,000	1,537,931
	472,900	$51.51	472,900	1,537,931	(2)

(1)       On May 5, 2005, the Board authorized the repurchase of up to 3,000,000 additional shares under our existing share repurchase program.

(2)       On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares under our existing share repurchase program.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1

Form of Plan of Arrangement (including Exchangeable Share Provisions), incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.'s Registration Statement on Form S-3 Amendment No. 1 (File No. 333-166355) filed July 2, 2010.

3.1

Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.'s Current Report on Form 8-K filed on July 1, 2010.

10.1

Stifel Financial Corp. 2010 Executive Incentive Plan, filed as Appendix A to Stifel Financial Corp.'s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010 and incorporated herein by reference.

11.1

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*    The certifications attached as Exhibits 32.1 and 32.2 and the interactive data files attached as Exhibits 101 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date:  August 9, 2010