Form 10-Q
period 2010-09-30
STIFEL FINANCIAL CORP
filed 2010-11-10
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

The number of shares outstanding of the registrant's common stock as of October 31, 2010 was 35,188,116, which includes 636,226 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. These shares are exchangeable at any time into a share of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$206,884	$161,820
Restricted cash (including $20 and $19 of cash segregated for regulatory purposes, respectively)	6,888	19
Receivables:
Brokerage clients, net	504,160	383,222
Broker, dealers and clearing organizations	237,512	309,609
Securities purchased under agreements to resell	136,075	124,854
Trading securities owned, at fair value (includes securities pledged of $406,930 and $287,683, respectively)	645,560	454,891
Available-for-sale securities, at fair value	830,127	578,488
Held-to-maturity securities, at amortized cost	50,176	7,574
Loans held for sale	106,788	91,117
Bank loans, net	362,567	335,157
Bank foreclosed assets held for sale, net of estimated cost to sell	1,312	3,143
Investments, at fair value	166,789	109,403
Fixed assets, net of accumulated depreciation and amortization of $86,627 and $71,445, respectively	76,267	62,115
Goodwill	290,850	166,725
Intangible assets, net	45,081	24,648
Loans and advances to financial advisors and other employees, net	179,487	185,123
Deferred tax assets, net	192,551	53,462
Other assets	144,769	115,986
Total Assets	$4,183,843	$3,167,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$207,100	$90,800
Payables:
Customers	218,539	214,883
Brokers, dealers and clearing organizations	248,649	90,460
Drafts	60,981	66,964
Securities sold under agreements to repurchase	98,945	122,533
Bank deposits	1,375,984	1,047,211
Federal Home Loan Bank advances	-	2,000
Trading securities sold, but not yet purchased, at fair value	318,293	277,370
Accrued compensation	184,196	166,346
Accounts payable and accrued expenses	166,919	113,364
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	982	9,398
	2,963,088	2,283,829
Liabilities subordinated to claims of general creditors	8,241	10,081
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 636,226 and zero shares, respectively	95	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 35,181,014 and 30,388,270 shares, respectively	5,281	4,558
Additional paid-in-capital	1,071,790	623,943
Retained earnings	200,941	244,615
Accumulated other comprehensive income	8,589	1,302
	1,286,696	874,418
Treasury stock, at cost, 1,595,472 and 4,221 shares, respectively	(73,609)	(242)
Unearned employee stock ownership plan shares, at cost, 89,483 and 113,885 shares, respectively	(573)	(730)
	1,212,514	873,446
Total Liabilities and Shareholders' Equity	$4,183,843	$3,167,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenues:
Principal transactions	$123,194	$123,238	$363,537	$341,777
Commissions	96,986	90,905	305,655	246,236
Asset management and service fees	50,876	27,012	136,117	78,266
Investment banking	51,656	35,056	127,129	75,262
Interest	17,718	11,306	47,019	31,782
Other income	3,656	5,072	9,358	6,148
Total revenues	344,086	292,589	988,815	779,471
Interest expense	3,698	2,906	8,388	8,302
Net revenues	340,388	289,683	980,427	771,169

Non-interest expenses:
Compensation and benefits	395,936	193,131	819,085	516,852
Occupancy and equipment rental	29,559	24,730	81,012	63,311
Communications and office supplies	19,877	14,429	50,220	39,403
Commissions and floor brokerage	7,972	6,486	18,988	17,167
Other operating expenses	29,600	20,071	78,168	55,336
Total non-interest expenses	482,944	258,847	1,047,473	692,069

Income/(loss) before income tax expense	(142,556)	30,836	(67,046)	79,100
Provision for income taxes/(benefit)	(58,220)	8,698	(27,559)	27,970
Net income/(loss)	$(84,336)	$22,138	$(39,487)	$51,130

Earnings per common share:
Basic	$(2.47)	$0.77	$(1.24)	$1.85
Diluted (1)	$(2.47)	$0.67	$(1.24)	$1.62

Weighted average number of common shares outstanding:
Basic	34,134	28,708	31,910	27,652
Diluted (1)	41,223	32,817	37,062	31,468

(1) In accordance with Topic 260, "Earnings Per Share," earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Operating Activities:
Net income/(loss)	$(39,487)	$51,130
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	17,965	16,777
Amortization of loans and advances to financial advisors and other employees	35,486	20,910
Accretion of discounts on available-for-sale securities	5,349	(174)
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	(916)	861
Amortization of intangible assets	3,480	2,060
Deferred income taxes	(60,586)	(4,925)
Stock-based compensation	183,602	35,454
Excess tax benefits from stock-based compensation	(14,280)	(12,788)
(Gain)/loss on the sale of investments	(1,234)	16,576
Other, net	(5,537)	506
Decrease/(increase) in operating assets, net of assets acquired:
Receivables:
Brokerage clients	(120,389)	(69,262)
Brokers, dealers and clearing organizations	73,327	(168,471)
Securities purchased under agreements to resell	(11,221)	(73,822)
Trading securities owned, including those pledged	(176,664)	(326,832)
Loans originated as mortgages held for sale	(761,075)	(677,851)
Proceeds from mortgages held for sale	715,151	678,150
Loans and advances to financial advisors and other employees	(29,362)	(88,077)
Other assets	32,851	(10,685)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Customers	3,656	39,873
Brokers, dealers and clearing organizations	72,098	73,068
Drafts	40,923	(9,427)
Trading securities sold, but not yet purchased	(5,983)	179,695
Other liabilities and accrued expenses	(3,061)	(35,569)
Net cash used in operating activities	(45,907)	(362,823)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Investing Activities:
Proceeds from:
Maturities, calls and principal paydowns on available-for sale securities	$150,931	$24,526
Sale or maturity of investments	79,195	45,238
Sale of bank branch	13,905	-
Sale of bank foreclosed assets held for sale	2,096	3,108
Decrease/(increase) in bank loans, net	(27,531)	(7,437)
Payments for:
Purchase of available-for-sale securities	(395,646)	(264,285)
Purchase of investments	(98,794)	(91,922)
Purchase of held-to-maturity securities	(42,931)	-
Purchase of fixed assets	(21,886)	(21,210)
Acquisitions	(500)	(196,046)
Purchase of bank foreclosed assets held for sale	(344)	(3,854)
Net cash used in investing activities	(341,505)	(511,882)
Financing Activities:
Increase in bank deposits, net	346,393	590,230
Net proceeds from short-term borrowings from banks	116,300	165,200
(Decrease)/increase in securities sold under agreements to repurchase	(23,588)	41,733
Increase in securities loaned	86,091	30,562
Excess tax benefits from stock-based compensation	14,280	12,788
Proceeds from offering of common stock	-	135,645
Issuance of common stock	865	10,092
Repurchase of common stock	(91,769)	-
Reissuance of treasury stock	2,055	-
Extinguishment of senior notes	(23,000)	-
Payment of Federal Home Loan Bank advances	(2,000)	(4,000)
Extinguishment of subordinated debt	(1,840)	(1,300)
Net cash provided by financing activities	423,787	980,950

Effect of exchange rate changes on cash	8,689	-

Increase in cash and cash equivalents	45,064	106,245
Cash and cash equivalents at beginning of period	161,820	239,725
Cash and cash equivalents at end of period	$206,884	$345,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,539	$8,121
Cash paid for income taxes, net of refunds	$51,896	$4,692
Noncash investing and financing activities:
Issuance of common stock for acquisition of Thomas Weisel Partners Group, Inc.	$273,964	$-
Units, net of forfeitures	$137,158	$67,383
Payment of Ryan Beck contingent earn-out	$-	$9,301

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

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. ("TWPG"), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors, and offers brokerage, advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products and distribution management. The employees of the investment banking, research and institutional brokerage businesses of Thomas Weisel Partners, LLC ("TWP"), a wholly-owned subsidiary of TWPG, were merged into Stifel Nicolaus during the third quarter of 2010. TWP will remain a wholly-owned broker-dealer subsidiary of the Parent. See Note 3 - Acquisition of Thomas Weisel Partners Group, Inc. for a discussion of the merger with TWPG.

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

Certain amounts from prior periods have been reclassified to conform to the current period's presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements were not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Guidance

With the exception of those described below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to our company's consolidated financial statements.

Deterioration of Credit Quality for Acquired Loans

In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("Update") No. 2010-18, "Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset," which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as "Subtopic 310-30 loans"). Under this guidance, an entity may not apply troubled debt restructuring ("TDR") accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the guidance. This guidance is effective for interim and annual reporting periods ending on or after July 15, 2010 (September 30, 2010 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Consolidation

In February 2010, the FASB issued Update No. 2010-10, "Consolidation (Topic 810): Amendments for Certain Investment Funds," which provides for a deferral of the consolidation requirements of Topic 810 resulting from the issuance of FASB Statement No. 167 ("Statement 167"), "Amendments to FASB Interpretation No. 46R," for a reporting entity's interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies (the "deferral"). The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. This guidance does not defer the disclosure requirements of Topic 810, as amended. The amendments in this Update are effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period (January 1, 2010 for our company). The adoption of this guidance permits us to defer the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 for certain of these entities. See Note 24 - Variable Interest Entities.

Subsequent Events

In February 2010, the FASB issued Update No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which amends certain provisions of the current guidance, including the elimination of the requirement for disclosure of  the date through which an evaluation of subsequent events was performed in issued and revised financial statements. This guidance was effective for the first interim and annual reporting periods beginning after issuance (March 31, 2010 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 25 - Subsequent Events.

Fair Value of Financial Instruments

In January 2010, the FASB issued Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 5 - Fair Value of Financial Instruments.

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

NOTE 3 - Acquisition of Thomas Weisel Partners Group, Inc.

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG, an investment banking firm based in San Francisco, California. The purchase was completed pursuant to the merger agreement dated April 25, 2010. As consideration, at the close of the merger, we issued approximately 3,719,000 shares, including approximately 780,000 exchangeable shares to the holders of TWPG common stock and approximately 1,905,000 restricted stock units to employees of TWPG, which resulted in purchase consideration of approximately $274,000. The fair value of the common stock and restricted stock units was determined using the market price of our common stock on the date of the merger. The merger furthers our company's mission of building the premier middle-market investment bank with significantly enhanced investment banking, research, and wealth management capabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 ("Topic 805"), "Business Combinations." Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $124,125 of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company's Global Wealth Management and Institutional Group segments. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of TWPG on July 1, 2010 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management's opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of TWPG's business and the reputation and expertise of TWPG in the investment banking business.

We have preliminarily identified $24,580 of intangible assets, consisting of customer relationships, investment banking backlog and trade name. Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of approximately $500 and $2,400 were incurred during the three and nine months ended September 30, 2010, respectively, and are included in "other operating expenses" on the consolidated statement of operations.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$80,642
Securities purchased under agreements to resell	14,005
Investments	45,395
Fixed assets	12,955
Goodwill	124,125
Intangible assets	24,580
Deferred tax asset, net	77,928
Other assets	39,702
Total assets acquired	419,332

Liabilities:
Notes payable	23,000
Accrued compensation	44,899
Accounts payable and accrued expenses	77,469
Total liabilities assumed	145,368
Net assets acquired	$273,964

TWPG's results of operations have been included in our financial statements prospectively from the date of acquisition. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting our historical results to include TWPG's results of operations adjusted for the following changes: amortization expense was adjusted as a result of acquisition-date fair value adjustments to intangible assets; interest expense was adjusted for revised debt structures; and the income tax effect of applying our statutory tax rates to TWPG's results. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

	Three Months Ended	Nine Months Ended September 30,
(in thousands)	September 30, 2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Total net revenues	$333,507	$1,071,036	$905,567
Net income/(loss)	11,604	(107,023)	23,343
Earnings/(loss) per share:
Basic	0.34	(3.35)	0.73
Diluted	0.28	(3.35)	0.63

 NOTE 4 - Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at September 30, 2010 and December 31, 2009, included (in thousands):

	September 30, 2010	December 31, 2009

Deposits paid for securities borrowed	$164,833	$147,325
Securities failed to deliver	68,916	64,626
Receivable from clearing organizations	3,763	97,658
	$237,512	$309,609

Amounts payable to brokers, dealers and clearing organizations at September 30, 2010, and December 31, 2009, included (in thousands):

	September 30, 2010	December 31, 2009

Securities failed to receive	$108,803	$73,793
Deposits received from securities loaned	101,907	16,667
Payable to clearing organizations	37,939	-
	$248,649	$90,460

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 5 - Fair Value of Financial Instruments

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

Cash equivalents

Cash equivalents include money market funds and other highly liquid investments with original maturities of three months or less. Actively traded money market funds are measured at their net asset value and classified as Level 1.

Financial instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices such as certain U.S. treasury bonds, corporate bonds, certain equities listed in active markets.

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

Investments

Assets included in this category generally include investments in public companies, general and limited partnership interests in private equity funds, and auction-rate securities ("ARS") for which the market has been dislocated and largely ceased to function. Investments in public companies are valued based on quoted prices in active markets and reported in Level 1. ARS with unobservable inputs are reported as Level 3 assets. Investments in such securities are valued using certain observable inputs and represent management's best estimate of fair value, where the inputs require significant management judgment.

Fair value of limited and general partnership interests, classified as Level 3, was determined by using net asset values or capital statements provided by the general partner, updated for capital contributions and distributions and changes in market conditions up to the reporting date. Private equity securities and limited and general partnership interests generally trade infrequently.

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

Securities sold but not yet purchased

Securities sold but not purchased are recorded at fair value based on quoted prices in active markets and other observable market data are reported as Level 1. Securities owned include corporate equity securities listed in active markets.

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

The following table summarizes the valuation of our financial instruments by pricing observability levels as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$27,217	$27,217	$-	$-
Trading securities owned:
U.S. government agency securities	100,495	-	100,495	-
U.S. government securities	15,369	15,369	-	-
Corporate securities:
Fixed income securities	372,980	142,945	215,065	14,970
Equity securities	42,144	41,997	147	-
State and municipal securities	114,572	-	114,572	-
Total trading securities owned	645,560	200,311	430,279	14,970
Available-for-sale securities:
U.S. government agency securities	115,165	-	115,165	-
State and municipal securities	14,223	-	14,223	-
Mortgage-backed securities:
Agency	530,151	-	530,151	-
Non-agency	32,698	-	32,698	-
Commercial	47,892	-	47,892	-
Corporate fixed income securities	77,973	67,414	10,559	-
Asset-backed securities	12,025	-	12,025	-
Total available-for-sale securities	830,127	67,414	762,713	-
Investments:
Corporate equity securities	3,492	3,492	-	-
Mutual funds	30,344	30,344	-	-
U.S. government securities	7,016	7,016	-	-
Auction rate securities:
Equity securities	62,044	-	-	62,044
Municipal securities	23,499	-	-	23,499
Other	40,394	1,788	2,047	36,559
Total investments	166,789	42,640	2,047	122,102
	$1,669,693	$337,582	$1,195,039	$137,072

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government agency securities	$1,291	$-	$1,291	$-
U.S. government securities	150,260	150,260	-	-
Corporate securities:
Fixed income securities	144,894	75,473	69,421	-
Equity securities	21,533	21,533	-	-
State and municipal securities	315	-	315	-
Total trading securities sold, but not yet purchased	318,293	247,266	71,027	-
Securities sold, but not yet purchased (1)	17,086	17,086	-	-
Derivative contracts (1)	14,251	-	14,251	-
	$349,630	$264,352	$85,278	$-

(1) Included in "Accounts payable and accrued expenses" on the consolidated statements of financial condition.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,824	$3,824	$-	$-
Trading securities owned:
U.S. government agency securities	158,724	-	158,724	-
U.S. government securities	20,254	20,254	-	-
Corporate securities:
Fixed income securities	209,950	36,541	172,166	1,243
Equity securities	18,505	18,505	-	-
State and municipal securities	47,458	-	47,458	-
Total trading securities owned	454,891	75,300	378,348	1,243
Available-for-sale securities:
U.S. government agency securities	1,011	-	1,011	-
State and municipal securities	992	-	992	-
Mortgage-backed securities:
Agency	433,019	-	433,019	-
Non-agency	38,466	-	38,466	-
Commercial	47,640	-	47,640	-
Corporate fixed income securities	42,890	32,204	10,686	-
Asset-backed securities	14,470	-	11,777	2,693
Total available-for-sale securities	578,488	32,204	543,591	2,693
Investments:
Corporate equity securities	2,671	2,671	-	-
Mutual funds	28,597	28,597	-	-
U.S. government securities	7,266	7,266	-	-
Auction rate securities:
Equity securities	46,297	-	-	46,297
Municipal securities	9,706	-	-	9,706
Other	6,536	672	438	5,426
Total investments	101,073	39,206	438	61,429
	$1,138,276	$150,534	$922,377	$65,365

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$127,953	$127,953	$-	$-
U.S. government agency securities	1,537	-	1,537	-
Corporate securities:
Fixed income securities	122,491	11,744	110,747	-
Equity securities	25,057	25,057	-	-
State and municipal securities	332	-	332	-
Total trading securities sold, but not yet purchased	277,370	164,754	112,616	-
Derivative contracts*	78	-	78	-
	$277,448	$164,754	$112,694	$-

* Included in "Accounts payable and accrued expenses" on the consolidated statements of financial condition.

 The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010
	Financial Assets					Financial Liabilities**
			Investments
	Corporate Fixed Income Securities*	Asset-backed Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities

Balance at June 30, 2010	$9,124	$-	$62,846	$10,788	$6,935	$2,355
Unrealized gains/(losses):
Included in changes in net assets	158	-	48	273	(1,648)	-
Included in OCI	-	-	-	-	-	-
Realized gains/(losses)	502		-	6	2,892	(15)
Purchases, issuances, settlements, net	5,186	-	(850)	12,432	28,380	(2,340)
Level III transfers:
Into level III	-	-	-	-	-	-
Out of level III	-	-	-	-	-	-
Net change	5,846	-	(802)	12,711	29,624	(2,355)
Balance at September 30, 2010	$14,970	$-	$62,044	$23,499	$36,559	$-

* Included in "Trading securities owned" on the consolidated statements of financial condition.
** Included in "Trading securities sold, but not yet purchased" on the consolidated statements of financial condition.

	Nine Months Ended September 30, 2010
	Financial Assets					Financial Liabilities**
			Investments
	Corporate Fixed Income Securities*	Asset-backed Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities

Balance at December 31, 2009	$1,243	$2,693	$46,297	$9,706	$5,426	$-
Unrealized gains/(losses):
Included in changes in net assets	252	-	(928)	200	(1,647)	50
Included in OCI	-	887	-	-	-	-
Realized gains/(losses)	1,540	-	-	11	2,892	68
Purchases, issuances, settlements, net	11,801	(3,580)	16,675	13,582	29,888	(1,008)
Level III transfers:
Into level III	135	-	-	-	-	890
Out of level III	(1)	-	-	-	-	-
Net change	13,727	(2,693)	15,747	13,793	31,133	-
Balance at September 30, 2010	$14,970	$-	$62,044	$23,499	$36,559	$-

* Included in "Trading securities owned" on the consolidated statements of financial condition.
** Included in "Trading securities sold, but not yet purchased" on the consolidated statements of financial condition.

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: purchases of ARS from our customers, principal pay-downs of our available-for-sale securities, realized and unrealized gains and losses, and redemptions of ARS at par during the three and nine months ended September 30, 2010. There were no changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2010 relating to Level 3 assets still held at September 30, 2010. Investment gains and losses of our investments are included in our consolidated statements of operations as a component of other income.

Transfers within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the end of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$213,752	$213,752	$161,820	$161,820
Cash segregated for regulatory purposes (1)	20	20	19	19
Securities purchased under agreements to resell (1)	136,075	136,075	124,854	124,854
Trading securities owned	645,560	645,560	454,891	454,891
Available-for-sale securities	830,127	830,127	578,488	578,488
Held-to-maturity securities	50,176	43,626	7,574	4,276
Loans held for sale (1)	106,788	106,788	91,117	91,117
Bank loans	362,567	356,227	335,157	332,437
Investments	166,789	166,789	109,403	109,403
Financial liabilities:
Securities sold under agreements to repurchase (1)	$98,945	$98,945	$122,533	$122,533
Non-interest-bearing deposits	19,909	20,183	19,521	19,013
Interest-bearing deposits	1,356,075	1,355,704	1,027,690	1,027,403
Federal Home Loan Bank advances (1)	-	-	2,000	2,000
Trading securities sold but not yet purchased	318,293	318,293	277,370	277,370
Securities sold but not yet purchased (2)	17,086	17,086	-	-
Derivative contracts (2)	14,251	14,251	78	78
Liabilities subordinated to the claims of general creditors	8,241	7,676	10,081	9,299

(1) Carrying value approximates fair value.
(2) Included in "Accounts payable and accrued expenses" on the consolidated statements of financial condition.

The following describes the valuation techniques used in estimating the fair value of those financial instruments, not previously described above, as of September 30, 2010 and December 31, 2009.

Financial Assets

Securities purchased under agreements to resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2010 and December 31, 2009 approximate fair value.

Held-to-maturity securities

Securities held to maturity are recorded at amortized cost based on our company's positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized debt obligation securities and ARS. The fair value is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

The decrease in fair value below the carrying amount at September 30, 2010 and December 31, 2009 is primarily due to unrealized losses in our asset-backed security that were caused by: illiquid markets for collateralized debt obligations; global disruptions in the credit markets; increased supply of collateralized debt obligation secondary market securities from distressed sellers; and difficult times in the banking sector, which has lead to a significant amount of bank failures.

Loans held for sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying value as of September 30, 2010 and December 31, 2009 approximates fair value.

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

Interest bearing deposits

The fair values of money market and savings accounts were the amounts payable on demand at September 30, 2010 and December 31, 2009, and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2010 and December 31, 2009 approximate fair value.

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

NOTE 6 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased at September 30, 2010 and December 31, 2009, are as follows (in thousands):

	September 30, 2010	December 31, 2009
Trading securities owned:
U.S. government agency securities	$100,495	$158,724
U.S. government securities	15,369	20,254
Corporate securities:
Fixed income securities	372,980	209,950
Equity securities	42,144	18,505
State and municipal securities	114,572	47,458
	$645,560	$454,891

Trading securities sold, but not yet purchased:
U.S. government agency securities	$1,291	$1,537
U.S. government securities	150,260	127,953
Corporate securities:
Fixed income securities	144,894	122,491
Equity securities	21,533	25,057
State and municipal securities	315	332
	$318,293	$277,370

At September 30, 2010 and December 31, 2009, trading securities owned in the amount of $406,930 and $287,683, respectively, were pledged as collateral for our repurchase agreements, and short-term borrowings from banks.

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

NOTE 7 - Available-for-Sale Securities and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$114,970	$195	$-	$115,165
State and municipal securities	13,959	264	-	14,223
Mortgage-backed securities:
Agency	521,204	9,464	(517)	530,151
Non-agency	32,853	886	(1,041)	32,698
Commercial	46,072	1,820	-	47,892
Corporate fixed income securities	75,714	2,259	-	77,973
Asset-backed securities	11,267	758	-	12,025
	$816,039	$15,646	$(1,558)	$830,127
Held-to-maturity
Asset-backed securities	$7,245	-	(3,932)	$3,313
Municipal auction rate securities	42,931	-	-	42,931
	$50,176	-	(3,932)	$46,244

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in "Accumulated other comprehensive income."

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity
Asset-backed securities	$7,574	-	(3,298)	$4,276

(1)     Unrealized gains/(losses) related to available-for-sale securities are reported in "Accumulated other comprehensive income."

During the three and nine months ended September 30, 2010, available-for-sale securities with an aggregate par value of $50,052 and $55,920, respectively, were called by the issuing agencies or matured resulting in no gains or losses recorded through the consolidated statement of operations. Additionally, during the three and nine months ended September 30, 2010, Stifel Bank received principal payments on mortgage-backed securities of $37,801 and $95,011, respectively. During the three months ended September 30, 2010 and 2009, unrealized gains, net of deferred taxes, of $109 and $5,859, respectively, were recorded in "Accumulated other comprehensive income." During the nine months ended September 30, 2010 and 2009, unrealized gains, net of deferred taxes, of $7,641 and $7,859, respectively, were recorded in "Accumulated other comprehensive income."

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$15,921	$16,068	$-	$-
After one year through three years	134,749	135,990	-	-
After three years through five years	46,831	47,947	-	-
After five years through ten years	5,409	6,150	-	-
After ten years	13,000	13,231	50,176	46,244

Mortgage-backed securities
After three years through five years	9,868	10,424	-	-
After five years through ten years	22,184	22,648	-	-
After ten years	568,077	577,669	-	-
	$816,039	$830,127	$50,176	$46,244

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $60,572 and $76,502 at September 30, 2010 and December 31, 2009, respectively.

Certain investments in the available-for-sale portfolio at September 30, 2010 are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at September 30, 2010 was $61,743, which was 7.4% of our company's available-for-sale investment portfolio. The amortized cost basis of these investments was $63,301 at September 30, 2010. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

Our investment in a held-to-maturity asset-backed security consists of pools of trust preferred securities related to banks and ARS. Unrealized losses in our asset-backed security was caused primarily by: 1) illiquid markets for collateralized debt obligations; 2) global disruptions in the credit markets; 3) increased supply of collateralized debt obligation secondary market securities from distressed sellers; and 4) difficult times in the banking sector, which has led to a significant amount of bank failures.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at September 30, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities:
Agency	$(517)	$50,235	$-	$-	$(517)	$50,235
Non-agency	-	-	(1,041)	11,508	(1,041)	11,508
	$(517)	$50,235	$(1,041)	$11,508	$(1,558)	$61,743

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

Non-credit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. We applied the related OTTI guidance on the debt security types listed below.

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

Based on the evaluation, we recognized a credit-related other-than-temporary impairment of $773 and $939 through earnings for the three and nine months ended September 30, 2010, respectively. During the quarter ended September 30, 2010, the remaining balance of other comprehensive income related to the CDO was written off and consequently we reduced the amortized cost of the security.

As of September 30, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. We have reviewed our asset-backed portfolio and do not believe there is additional OTTI from these securities other than what has already been recorded.

Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to changes in interest rates and the liquidity issues that have had a pervasive impact on the market and because we do not have the intent to sell these securities and it is not likely we would be required to sell these securities until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of September 30, 2010.

NOTE 8 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at September 30, 2010 and December 31, 2009 (in thousands, except percentages):

	September 30, 2010		December 31, 2009
	Balance	Percent	Balance	Percent

Consumer (1)	$245,239	66.8%	$227,436	67.8%
Residential real estate	52,290	14.2	52,086	15.5
Commercial	34,405	9.4	11,294	3.4
Home equity lines of credit	32,638	8.9	33,369	10.0
Commercial real estate	2,075	0.6	10,152	3.0
Construction and land	524	0.1	952	0.3
	367,171	100.0%	335,289	100.0%
Unamortized loan origination costs, net of loan fees	775		1,556
Loans in process	(3,556)		14
Allowance for loan losses	(1,823)		(1,702)
	$362,567		$335,157

(1)       Includes stock-secured loans of $244,436 and $226,527 at September 30, 2010 and December 31, 2009, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Allowance for loan losses, beginning of period	$1,936	$3,060	$1,702	$2,448
Provision for loan losses	(51)	482	216	1,389
Charge-offs:
Residential real estate	(66)	-	(215)	-
Construction and land	-	(829)	-	(859)
Commercial real estate	-	(188)	-	(294)
Real estate construction loans	-	(37)	-	(171)
Other	-	-	(2)	(25)
Total charge-offs	(66)	(1,054)	(217)	(1,349)
Recoveries	4	-	122	-
Allowance for loan losses, end of period	$1,823	$2,488	$1,823	$2,488

At September 30, 2010 and December 31, 2009, Stifel Bank had mortgage loans held for sale of $106,788 and $91,117, respectively. For the three months ended September 30, 2010 and 2009, Stifel Bank recognized a gain of $2,060 and $809, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans. For the nine months ended September 30, 2010 and 2009, Stifel Bank recognized a gain of $4,531 and $3,044, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At September 30, 2010, Stifel Bank had $660 of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $114. Further, Stifel Bank had $390 in troubled debt restructurings at September 30, 2010.  At December 31, 2009, Stifel Bank had $1,368 of nonaccrual loans that were more than 90 days past due, for which there was a specific reserve of $47. In addition, there were $533 in troubled debt restructurings at December 31, 2009. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were immaterial to the consolidated financial statements.

At September 30, 2010 and December 31, 2009, Stifel Bank had loans outstanding to its executive officers, directors and significant stockholders and their affiliates in the amount of $809 and $590, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors and significant stockholders and their affiliates in the amount of $3,316 and $994, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

NOTE 9 - Goodwill and Intangible Assets

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below an operating segment on an annual basis. Our reporting units are Private Client Group, Fixed Income Capital Markets, Equity Capital Markets, and Stifel Bank. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. No indicators of impairment were identified during our annual impairment testing as of July 31, 2010.

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2009	Net additions	Impairment losses	September 30, 2010
Goodwill
Global Wealth Management	$112,420	$12,412	$-	$124,832
Institutional Group	54,305	111,713	-	166,018
	$166,725	$124,125	$-	$290,850

	December 31, 2009	Net additions	Net deductions	Amortization	September 30, 2010
Intangible assets
Global Wealth Management	$21,356	$7,960	$(1,060)	$(1,920)	$26,336
Institutional Group	3,292	17,011	-	(1,558)	18,745
	$24,648	$24,971	$(1,060)	$(3,478)	$45,081

The additions to goodwill and intangible assets during the nine months ended September 30, 2010 are primarily attributable to the acquisition of TWPG. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of TWPG on July 1, 2010 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments.

We have preliminary identified $24,580 of intangible assets, consisting of customer relationships, investment banking backlog and trade name. The customer relationships and trade name will each be amortized over weighted average lives of 15 years, respectively. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months.

Amortizable intangible assets consist of acquired customer lists, trade name, investment banking backlog and non-compete agreements that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer lists	$31,145	$9,595	$30,754	$7,584
TWPG intangible assets	24,580	1,306	-	-
Non-compete agreement	2,441	2,184	2,441	2,023
Core deposits (1)	-	-	2,157	1,097
	$58,166	$13,085	$35,532	$10,704

(1) The gross carrying amount and accumulated amortization for core deposit intangibles at September 30, 2010 have been reduced by $2,157 and $1,097, respectively, or a net amount of $1,060, related to the sale of certain assets and the transfer of certain liabilities of Stifel Bank's branch office as described in Note 2 in the notes to our consolidated financial statements.

Amortization expense related to intangible assets was $2,007 and $661 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense related to intangible assets was $3,478 and $2,060 for the nine months ended September 30, 2010 and 2009, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2010 are: customer lists 9.3 years; trade name 14.8 years; and non-compete agreements 1.2 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months. As of September 30, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2010	$2,233
2011	4,922
2012	3,920
2013	3,656
2014	3,494
Thereafter	26,856
$45,081

NOTE 10 - Short-Term Borrowings

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $303,800 during the nine months ended September 30, 2010. There are no compensating balance requirements under these arrangements. At September 30, 2010, short-term borrowings from banks were $207,100 at an average rate of 1.11%, which were collateralized by company-owned securities valued at $307,985. At December 31, 2009, short-term borrowings from banks were $90,800 at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165,150. The average bank borrowing was $91,876 and $107,826 during the three months ended September 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.28%, and 1.07%, respectively. The average bank borrowing was $108,277 and $119,381 during the nine months ended September 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.09%, and 0.97%, respectively.

At September 30, 2010 and December 31, 2009, Stifel Nicolaus had a stock loan balance of $101,907 and $16,667, respectively, at weighted average daily interest rates of 0.54% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $99,508 and $78,898 during the three months ended September 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.31%, and 1.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $66,320 and $54,820 during the nine months ended September 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.48%, and 1.01%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 11 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit and demand deposits. Deposits at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009

Money market and savings accounts	$1,332,522	$993,264
Demand deposits (interest bearing)	20,486	16,181
Demand deposits (non-interest bearing)	19,909	19,521
Certificates of deposit	3,067	18,245
	$1,375,984	$1,047,211

The weighted average interest rate on deposits was 0.3% and 0.5% at September 30, 2010 and December 31, 2009, respectively.

Scheduled maturities of certificates of deposit at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Certificates of deposit, less than $100:
Within one year	$284	$9,775
One to three years	638	514
Over three years	189	250
	$1,111	$10,539

Certificates of deposit, $100 and greater:
Within one year	$448	$5,936
One to three years	1,275	1,217
Over three years	233	553
	$1,956	$7,706

	$3,067	$18,245

At September 30, 2010 and December 31, 2009, the amount of deposits includes deposits of related parties, including $1,350,179 and $1,008,593, respectively, of brokerage customer's deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors and significant stockholders and their affiliates of $361 and $391, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 12 - Derivative Instruments and Hedging Activities

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

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$511,327	Other assets	$-	Accounts payable and accrued expenses	$(14,251)

	December 31, 2009
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$403,503	Other assets	$157	Accounts payable and accrued expenses	$(78)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from other comprehensive loss into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other expense. There was no ineffectiveness recognized during the three and nine months ended September 30, 2010.

Amounts reported in cumulative other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, the Company estimates that $8,117 will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$4,495	Interest expense	$764	None	$-

	Nine Months Ended September 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$15,172	Interest expense	$842	None	$-

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed-funds based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and therefore, have no repayment risk. See Note 5 in the notes to our consolidated financial statements for further discussion on how we determine the fair value of our financial instruments. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

As of September 30, 2010 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15,279. We have minimum collateral posting thresholds with certain of our derivative counterparties, and have posted collateral of $16,172 against our obligations under these agreements. If we had breached any of these provisions at September 30, 2010, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 - Commitments and Contingencies

Broker-dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2010, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $70,606 to satisfy the minimum margin deposit requirement of $59,838 at September 30, 2010.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $19,900 in cash at September 30, 2010, which satisfied the minimum margin deposit requirements of $14,745.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement with the State of Missouri, the State of Indiana, the State of Colorado and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At September 30, 2010, we estimate that our retail clients held $84,400 of eligible ARS after issuer redemptions of $40,020 and Stifel repurchases of $64,900.

The first phase of the modified ARS repurchase offer was completed in January 2010. The remaining three phases of the modified ARS repurchase offer will be completed by December 31, 2011. During phases two and three, which will be completed by December 31, 2010, we estimate that we will repurchase ARS of $18,475. During phase four, we estimate that we will repurchase ARS of $65,375, which will be completed by December 31, 2011.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 18 in the notes to our consolidated financial statements for further details.

Concentration of Credit Risk

We provide investment, capital-raising and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our company's exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2010 and December 31, 2009, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Note 14 - Legal Proceedings

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

The regulatory investigations include inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). We are fully cooperating with the SEC and the state regulatory authority in these investigations.

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

The suit arises out of purchases of certain CDOs by the OPEB trusts.  The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint, denying the substantive allegations and asserting various affirmative defenses. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

Prior to the acquisition of TWPG, FINRA commenced an administrative proceeding against Thomas Weisel Partners, LLC ("TWP"), a wholly-owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15,700 of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP intends to defend the FINRA proceeding vigorously.

NOTE 15 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and TWP have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1,000, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). The only restriction with regard to the payment of cash dividends by our company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At September 30, 2010, Stifel Nicolaus had net capital of $189,597, which was 31.5% of aggregate debit items and $177,574 in excess of its minimum required net capital. TWP had net capital of $17,987, which was $16,987 in excess of its minimum required net capital. CSA had net capital of $1,526, which was $1,354 in excess of minimum required net capital.

Our international subsidiaries, SN Ltd and Thomas Weisel Partners International Limited ("TWPIL"), are subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At September 30, 2010, SN Ltd's and TWPIL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, Stifel Nicolaus Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At September 30, 2010, Stifel Nicolaus Canada's capital and reserves was in excess of the financial resources requirement under the rules of the IIROC.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2010, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

<
Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$788,673	29.0%	$217,334	8.0%	$271,668	10.0%
Tier 1 capital to risk-weighted assets	786,850	29.0	108,667	4.0	163,001	6.0
Tier 1 capital to adjusted average total assets	786,850	26.4	119,080	4.0	148,851	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$103,086	14.2%	$58,037	8.0%	$72,546	10.0%
Tier 1 capital to risk-weighted assets	101,263	14.0	29,018	4.0	43,527	6.0
Tier 1 capital to adjusted average total assets	101,263	6.8	59,853	4.0	74,816	5.0

NOTE 16 - Stock-Based Compensation Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors of the Parent ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3,454,399 shares at September 30, 2010.

Stock-based compensation expense included in "Compensation and benefits" in the consolidated statements of operations for our company's incentive stock award plans was $182,410 and $11,038 for the three months ended September 30, 2010 and 2009, respectively. The related income tax benefit recognized in income was $1,158 and $2,242 for the three months ended September 30, 2010 and 2009, respectively.

Stock-based compensation expense included in "Compensation and benefits" in the consolidated statements of operations for our company's incentive stock award plans was $214,178 and $34,332 for the nine months ended September 30, 2010 and 2009, respectively. The related income tax benefit recognized in income was $14,280 and $12,788 for the nine months ended September 30, 2010 and 2009, respectively.

Modification of Deferred Compensation Plan

On August 3, 2010, the Compensation Committee approved the modification of the existing Stifel Financial Corp. deferred compensation plan to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in a charge of $107,165 after tax ($181,101 pre-tax), included in "Compensation and benefits" in the consolidated statements of operations.

Under the provisions of the modified plan, future deferred compensation awards to employees will continue to be subject to continued service and employment requirements with the grant date fair value of these awards amortized as compensation expense over the required service period, which is typically three to eight years; however, participants who wish to leave the firm and whose awards have not met the service requirements for vesting at that time, may seek the approval of the plan's administrative committee to receive those awards. Upon receipt of approval, the employee's awards will continue to vest over the remaining service period of the award provided that the employee execute a non-compete, non-solicitation agreement, which will be effective over the remaining term of the award. The removal of the service requirement by the committee will result in a non-cash compensation charge for the unvested portion at the time of the approval.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At September 30, 2010, the total number of stock units outstanding was 9,186,555, of which 94,373 were unvested.

Deferred Compensation Plans

Our company's Deferred Compensation Plan (the "Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of September 30, 2010, there were 5,018,494 units outstanding under the Plan.

Additionally, Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included on the consolidated statements of financial condition under the caption "Investments" are $30,344 and $28,597 at September 30, 2010 and December 31, 2009, respectively, in mutual funds that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2010 and December 31, 2009, the deferred compensation liability related to the mutual fund option of $30,408 and $34,300, respectively, is included in "Accrued employee compensation" on the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally cliff vests over a five to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of September 30, 2010, there were 4,049,065 units outstanding under the two plans.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and nine months ended September 30, 2010, no options were granted. As of September 30, 2010, there were 837,343 options outstanding at a weighted-average exercise price of $12.67 and a weighted-average contractual life of 2.75 years. As of September 30, 2010, there was $180 of unrecognized compensation cost related to non-vested option awards. The cost is expected to be recognized over a weighted-average period of 0.88 years. We received $219 and $1,371 in cash from the exercise of stock options during the three and nine months ended September 30, 2010, respectively.

NOTE 17 - Restructuring

As a result of the merger and integration of TWPG, we incurred certain restructuring charges. These charges relate to costs associated with contract and lease terminations, consolidation of facilities and infrastructure, and employee termination benefits, which represent one-time activities and do not represent ongoing costs to fully integrate TWPG. Contract termination fees are determined based on the provisions of ASC Topic 420, "Exit or Disposal Cost Obligations," which among other things requires the recognition of a liability for contract termination under a cease-use date concept. Lease terminations represent costs associated with redundant office space disposed of as part of the restructuring plan. Payments related to terminated lease contracts continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2011.

The following table presents a summary of the activity with respect to the restructuring-related liabilities included in "Accrued compensation" and "Accounts payable and accrued expenses" on the consolidated statements of financial condition (in thousands):

Balance at June 30, 2010	$3,119
Provision charged to operating expense	2,760
Cash outlays	(3,946)
Non-cash write-downs	-
Balance at September 30, 2010	$1,933

NOTE 18 - Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $867,773, and the fair value of the collateral that had been sold or repledged was $98,945. At December 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $792,094, and the fair value of the collateral that had been sold or repledged was $122,533.

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

For a complete discussion of our activities related to derivative instruments, see Note 12 in the notes to our consolidated financial statements.

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

At September 30, 2010 and December 31, 2009, Stifel Bank had outstanding commitments to originate loans aggregating $222,570 and $91,670, respectively. The commitments extended over varying periods of time with all commitments at September 30, 2010 scheduled to be disbursed in the following two months.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2010 and December 31, 2009, Stifel Bank had outstanding letters of credit totaling $9,178 and $1,047, respectively. One of the standby letters of credit has an expiration of January 1, 2012. All of the remaining standby letters of credit commitments at September 30, 2010 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2010 and December 31, 2009, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $55,707 and $27,148, respectively.

NOTE 19 - Income Taxes

The liability for unrecognized tax benefits was $3,510 and $2,046 as of September 30, 2010 and December 31, 2009, respectively, that if recognized would affect the effective tax rate for income before taxes. The increase in the unrecognized tax benefit from December 31, 2009 is primarily attributable to items added as a result of our acquisition of TWPG.

During the three months ended September 30, 2010, our deferred tax asset increased as a result of the following items: the acceleration of deferred compensation as a result of the previously announced modification of the company's deferred compensation plan, as discussed further in Note 16 in the notes to our consolidated financial statements, and the recognition of TWPG's deferred tax asset and net operating loss carryforwards, as discussed further in Note 3 in the notes to our consolidated financial statements.

We recognize the accrual of interest and penalties related to income tax matters in the "Provision for income taxes" on the consolidated statements of operations. As of September 30, 2010 and December 31, 2009, accrued interest and penalties included in the unrecognized tax benefits liability were $875 and $422, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states, and foreign jurisdictions with varying statutes of limitation. We are subject to examination for various years by federal and state tax jurisdictions. For the U.S. and most state and foreign jurisdictions, the years 2007 through 2009 remain subject to examination by their respective authorities. It is possible that these examinations will be resolved in the next twelve months. We do not anticipate that payments made during the next twelve month period for these examinations will be material, nor do we expect that the reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations will be significant. Our company's foreign jurisdictions are generally fully taxable by the United States.

NOTE 20 - Segment Reporting

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues: (1)
Global Wealth Management	$207,484	$158,659	$606,845	$409,911
Institutional Group	138,043	130,179	375,937	360,787
Other	(5,139)	845	(2,355)	471)
	$340,388	$289,683	$980,427	$771,169

Income/(loss) before income taxes:
Global Wealth Management	$51,707	$29,054	$131,306	$70,373
Institutional Group	27,654	33,433	85,879	91,317
Other	(221,917)	(31,651)	(284,231)	(82,590)
	$(142,556	$30,836	$(67,046	$79,100

(1)       No individual client accounted for more than 10 percent of total net revenues for the three and six months ended September 30, 2010 or 2009.

The following table presents our company's total assets on a segment basis at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total assets:
Global Wealth Management	$2,804,218	$2,226,050
Institutional Group	1,011,841	701,213
Other	367,784	240,093
	$4,183,843	$3,167,356

We have operations in the United States, Canada, United Kingdom and Europe. Our company's foreign operations are conducted through its wholly-owned subsidiaries, SN Ltd., Stifel Nicolaus Canada, and TWPIL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2010 and 2009, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
United States	$329,350	$284,095	$955,938	$755,876
United Kingdom	4,073	3,577	12,790	10,146
Other European	2,095	2,011	6,829	5,147
Canada	4,870	-	4,870	-
	$340,388	$289,683	$980,427	$771,169

NOTE 21 - Other Comprehensive income/(loss)

The following table sets forth the components of other comprehensive income/(loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income/(loss)	$(84,336)	$22,138	$(39,487)	$51,130
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	517	5,874	7,472	7,985
Unrealized losses in cash flow hedging instruments, net of tax	(2,478)	(526)	(8,875)	(526
Foreign currency translation adjustment, net of tax	8,690	-	8,690	-
	6,729	5,348	7,287	7,459
Comprehensive income/(loss)	$(77,607)	$27,486	$(32,200)	$58,589

NOTE 22 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income/(loss)	$(84,336)	$22,138	$(39,487)	$51,130
Shares for basic and diluted calculations:
Average shares used in basic computation	34,134	28,708	31,910	27,652
Dilutive effect of stock options and units (1)	7,089	4,109	5,152	3,816
Average shares used in diluted computation	$41,223	$32,817	$37,062	$31,468
Net income per share:
Basic	$(2.47)	$0.77	$(1.24)	$1.85
Diluted (1) (2)	$(2.47)	$0.67	$(1.24)	$1.62

(1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury method. Diluted earnings per share include stock options and units.

(2)      In accordance with Topic 260, "Earnings Per Share," earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

For the three and nine months ended September 30, 2010 and 2009, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 23 - Stockholders' Equity

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

Under existing Board authorizations at September 30, 2010, we are permitted to buy an additional 2,038,517 shares. The repurchase program has no expiration date. During the three and nine months ended September 30, 2010, we repurchased $67,341 and $91,769, or 1,499,414 and 1,972,314 shares, respectively, using existing Board authorizations at average prices of $44.91 and $46.53 per share, respectively, to meet obligations under our company's employee benefit plans and for general corporate purposes. During the three and nine months ended September 30, 2010, we issued 4,437,363 and 5,428,977 shares, respectively, which included the reissuance of 356,273 and 430,098 shares from treasury, respectively, for the for the purchase of TWPG, the exercise of warrants that were issued as part of the Ryan Beck acquisition and shares for employee benefit plans. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of TWPG.

NOTE 24 - Variable Interest Entities ("VIE")

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics such as the ability to influence the decision making relative to the entity's activities and how the entity is financed. The determination as to whether we are the primary beneficiary for entities subject to the deferral is based on a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. For entities not subject to the deferral, the determination as to whether we are the primary beneficiary is based on an analysis of the power to direct the activities of the VIE as well as the obligation to absorb losses or benefits that could potentially be significant to the entity. Where qualitative analyses are not conclusive, we perform a quantitative analysis.  Our company's involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts and our investment in a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies or limited partnerships. These partnerships and LLCs have assets of approximately $269,906 at September 30, 2010. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the Operating Agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control we look to the accounting guidance in determining whether a general partner controls a limited partnership. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2010 and 2009, respectively. In addition, our direct investment interest in these entities is insignificant at September 30, 2010 and December 31, 2009, respectively.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $577,400 at September 30, 2010. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds and that exposure is approximately $3,492 at September 30, 2010. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2010, respectively.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at September 30, 2010 of $18,000, which is included in "Other assets" on the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2010. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2010. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations or cash flows.

NOTE 25 - Subsequent Events

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

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. ("TWPG"), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors, and offers brokerage, advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products and distribution management. The employees of the investment banking, research and institutional brokerage businesses of Thomas Weisel Partners, LLC ("TWP"), a wholly-owned subsidiary of TWPG, were merged into Stifel Nicolaus during the third quarter of 2010. TWP will remain a wholly-owned broker-dealer subsidiary of the Parent.

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

ur overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Institutional Group segment, and the continued expansion of our Global Wealth Management segment. Since September 30, 2009, we have increased our number of financial advisors and branch offices by hiring 246 financial advisors and opening 33 branches, of which 76 financial advisors and 15 branches were part of the last wave of acquired UBS branches that closed during the fourth quarter of 2009. In addition, we added 306 revenue producing investment bankers, traders, institutional sales staff and mortgage bankers along with 379 branch and home office support staff. As a result of the TWPG acquisition, we added 96 investment bankers, 74 research professionals, 49 institutional equity sales staff to our Institutional Group segment and 31 in our Global Wealth Management segment, as well as 74 support staff.

Results for the three and nine months ended September 30, 2010

For the three months ended September 30, 2010, our net revenues increased 17.5% to $340.4 million compared to $289.7 million during the comparable period in 2009. For the three months ended September 30, 2010, we incurred a net loss of $84.3 million compared to net income of $22.1 million during the comparable period in 2009.

For the nine months ended September 30, 2010, our net revenues increased 27.1% to $980.4 million compared to $771.2 million during the comparable period in 2009. For the nine months ended September 30, 2010, we incurred a net loss of $39.5 million compared to net income of $51.1 million during the comparable period in 2009.

We experienced revenue growth across all revenue line items over the three and nine months ended September 30, 2009. Our revenue growth was primarily attributable to an increase in the number of financial advisors, client assets and higher productivity and the acquisition of TWPG, which closed in the third quarter of 2010.

On August 3, 2010, the Compensation Committee approved the modification of the existing Stifel Financial Corp. deferred compensation plan to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in an after-tax charge of $107.2 million.

External Factors Impacting our Business

We operated in an environment characterized by tighter bid-offer spreads and increasing volatility levels, which lead to challenging market conditions during 2010. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession and operates in a state of uncertainty. In addition, the financial services industry continues to deal with issues related to credit quality, auction rate securities, liquidity and regulatory reform. There has been an increase in industry-wide equity and equity-related offerings compared to the difficult conditions that existed during 2009.

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

In connection with auction rate securities ("ARS"), our broker-dealer subsidiaries have been subject to ongoing investigations, which include inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and several state regulatory agencies, with which we are cooperating fully. We previously disclosed that we were also named in a class action lawsuit (the "ARS class action lawsuit") similar to that filed against a number of brokerage firms alleging various securities law violations in connection with the sale of ARS.  On July 2, 2010, the ARS class action lawsuit was dismissed and the Court denied the Plaintiff's Motion to Award Attorneys' Fees and Costs. We are, in conjunction with other industry participants actively seeking a solution to ARS' illiquidity. See Item 1, "Legal Proceedings," in Part II of this report for further details regarding ARS investigations and claims.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2010	2009	% Change	2010		2009
Revenues:
Principal transactions	$123,194	$123,238	0.0%	36.2%		42.5%
Commissions	96,986	90,905	6.7	28.5		31.4
Investment banking	51,656	35,056	47.4	15.2		12.1
Asset management and service fees	50,876	27,012	88.4	14.9		9.3
Interest	17,718	11,306	56.7	5.2		3.9
Other income	3,656	5,072	(27.9)	1.1		1.8
Total revenues	344,086	292,589	17.6	101.1		101.0
Interest expense	3,698	2,906	27.2	1.1		1.0
Net revenues	340,388	289,683	17.5	100.0		100.0

Non-interest expenses:
Compensation and benefits	395,936	193,131	105.0	116.3		66.7
Occupancy and equipment rental	29,559	24,730	19.5	8.7		8.5
Communication and office supplies	19,877	14,429	37.8	5.8		5.0
Commissions and floor brokerage	7,972	6,486	22.9	2.3		2.2
Other operating expenses	29,600	20,071	47.4	8.8		7.0
Total non-interest expenses	482,944	258,847	86.6	141.9		89.4

Income/(loss) before income taxes	(142,556)	30,836	*	(41.9)		10.6
Provision for income taxes/(tax benefit)	(58,220)	8,698	*	(17.1)		3.0
Net income/(loss)	$(84,336)	$22,138	* %	(24.8	) %	7.6%

* Percentage is not meaningful.

For the three months ended September 30, 2010, net revenues (total revenues less interest expense) increased $50.7 million to $340.4 million; a 17.5% increase over the $289.7 million recorded for the three months ended September 30, 2009. For the three months ended September 30, 2010, we incurred a net loss of $84.3 million compared to net income of $22.1 million during the comparable period in 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,				As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2010	2009	% Change		2010		2009
Revenues:
Principal transactions	$363,537	$341,777	6.4%		37.0%		44.3%
Commissions	305,655	246,236	24.1		31.2		31.9
Asset management and service fees	136,117	78,266	73.9		13.9		10.1
Investment banking	127,129	75,262	68.9		13.0		9.8
Interest	47,019	31,782	47.9		4.8		4.1
Other income	9,358	6,148	52.2		1.0		0.9
Total revenues	988,815	779,471	26.9		100.9		101.1
Interest expense	8,388	8,302	1.0		0.9		1.1
Net revenues	980,427	771,169	27.1		100.0		100.0

Non-interest expenses:
Compensation and benefits	819,085	516,852	58.5		83.5		67.0
Occupancy and equipment rental	81,012	63,311	28.0		8.3		8.2
Communication and office supplies	50,220	39,403	27.5		5.1		5.1
Commissions and floor brokerage	18,988	17,167	10.6		1.9		2.2
Other operating expenses	78,168	55,336	41.3		8.0		7.2
Total non-interest expenses	1,047,473	692,069	51.4		106.8		89.7

Income/(loss) before income taxes	(67,046)	79,100	*		(6.8)		10.3
Provision for income taxes/(tax benefit)	(27,559)	27,970	*		(2.8)		3.6
Net income/(loss)	$(39,487)	$51,130	*	%	(4.0	) %	6.7%

* Percentage is not meaningful.

For the nine months ended September 30, 2010, net revenues (total revenues less interest expense) increased $209.2 million to $980.4 million; a 27.1% increase over the $771.2 million recorded for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we incurred a net loss of $39.5 million compared to net income of $51.1 million during the comparable period in 2009.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Net revenues:
Principal transactions	$123,194	$123,238	0.0%	$363,537	$341,777	6.4%
Commissions	96,986	90,905	6.7	305,655	246,236	24.1
Asset management and service fees	50,876	27,012	88.4	136,117	78,266	73.9
Investment banking:
Capital raising	28,593	22,332	28.0	84,613	42,065	101.1
Strategic advisory fees	23,063	12,724	81.3	42,516	33,197	28.1
	51,656	35,056	47.4	127,129	75,262	68.9
Net interest	14,020	8,400	66.9	38,631	23,480	64.5
Other income	3,656	5,072	(27.9)	9,358	6,148	52.2
Total net revenues	$340,388	$289,683	17.5%	$980,427	$771,169	27.1%

* Percentage is not meaningful.

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Institutional Group segment and the acquisitions of UBS branches during the third and fourth quarters of 2009 and TWPG on July 1, 2010. The results of operations for the acquired UBS branches are included in our results prospectively from the date of their respective acquisitions. For the three and nine months ended September 30, 2010, this acquisition generated net revenues of $26.9 million and $81.7 million, respectively, compared to $4.0 million for the three months ended September 30, 2009. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Principal transactions - For the three months ended September 30, 2010, principal transactions revenues of $123.2 million remained relatively unchanged from the comparable period in 2009. For the nine months ended September 30, 2010, principal transactions revenues increased 6.4% to $363.5 million from $341.8 million in the comparable period in 2009. The growth in our company since September 2009, both organically and through acquisitions, has contributed to the increase in principal transactions revenues; however, the growth was negatively impacted by the challenging fixed income market conditions that existed during the quarter ended September 30, 2010.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2010, commission revenues increased 6.7% to $97.0 million from $90.9 million in the comparable period in 2009. For the nine months ended September 30, 2010, commission revenues increased 24.1% to $305.7 million from $246.2 million in the comparable period in 2009. The increases are primarily attributable to an increase in the number of financial advisors, client assets and higher productivity.

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

For the three months ended September 30, 2010, asset management and service fee revenues increased 88.4% to $50.9 million from $27.0 million in the comparable period of 2009. For the nine months ended September 30, 2010, asset management and service fee revenues increased 73.9% to $136.1 million from $78.3 million in the comparable period of 2009. The increases are primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from September 30, 2009, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2010, investment banking revenues increased $16.6 million, or 47.4%, to $51.7 million from $35.1 million in the comparable period in 2009. For the nine months ended September 30, 2010, investment banking revenues increased $51.8 million, or 68.9%, to $127.1 million from $75.3 million in the comparable period in 2009. The increase was primarily attributable to our acquisition of TWPG at the beginning of the third quarter of 2010.

Capital raising revenues increased $6.2 million, or 28.0%, to $28.6 million for the three months ended September 30, 2010 from $22.4 million in the comparable period in 2009. During the third quarter of 2010, equity and fixed income capital raising revenues were $20.8 million and $6.3 million, respectively, an increase of 31.3% and 21.1%, respectively, from the comparable period in 2009. For the nine months ended September 30, 2010, capital raising revenues increased $42.5 million, or 101.1%, to $84.6 million from $42.1 million in the comparable period in 2009. During the nine months ended September 30, 2010, equity and fixed income capital raising revenues were $58.7 million and $18.5 million, respectively, an increase of 121.9% and 33.9%, respectively, from the comparable period in 2009.

Strategic advisory fees increased 81.3% to $23.1 million for the three months ended September 30, 2010 from $12.7 million in the comparable period in 2009. For the nine months ended September 30, 2010, strategic advisory fees increased 28.1%, to $42.5 million from $33.2 million in the comparable period in 2009. The increases are primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value, as well as average revenue per transaction, over the comparable periods in 2009.

Other income - For the three months ended September 30, 2010, other income decreased $1.4 million to $3.7 million from $5.1 million during the comparable period in 2009.

For the nine months ended September 30, 2010, other income increased $3.2 million to $9.4 million from $6.2 million during the comparable period in 2009. The increase is primarily attributable to the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board of Exchange to shares in conjunction with its initial public offering during the second quarter of 2010.

 NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$391,727	$4,253	4.34%	$301,697	$3,277	4.34%
Interest-earning assets (Stifel Bank)	1,457,598	9,601	2.63	687,211	4,961	2.89
Stock borrow (Stifel Nicolaus)	73,936	6	0.03	64,009	6	0.04
Other (Stifel Nicolaus)		3,858			3,062
Total interest revenue		$17,718			$11,306

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$91,876	$294	1.28%	$107,826	$287	1.07%
Interest-bearing liabilities (Stifel Bank)	1,351,502	1,378	0.41	633,259	911	0.58
Stock loan (Stifel Nicolaus)	99,508	327	1.31	78,898	221	1.12
Interest-bearing liabilities (Capital Trusts)	82,500	1,377	6.67	82,500	1,373	6.66
Other (Stifel Nicolaus)		322			114
Total interest expense		3,698			2,906
Net interest income		$14,020			$8,400

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$377,131	$12,136	4.29%	$273,845	$8,820	4.29%
Interest-earning assets (Stifel Bank)	1,223,696	25,859	2.82	555,153	12,395	2.98
Stock borrow (Stifel Nicolaus)	75,181	23	0.04	25,855	32	0.16
Other (Stifel Nicolaus)		9,001			10,535
Total interest revenue		$47,019			$31,782

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$108,277	$889	1.09%	$119,381	$870	0.97%
Interest-bearing liabilities (Stifel Bank)	1,128,265	2,112	0.25	505,545	2,605	0.69
Stock loan (Stifel Nicolaus)	66,320	738	1.48	54,820	416	1.01
Interest-bearing liabilities (Capital Trusts)	82,500	4,093	6.61	82,500	4,102	6.63
Other (Stifel Nicolaus)		556			309
Total interest expense		8,388			8,302
Net interest income		$38,631			$23,480

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2010, net interest income increased to $14.0 million from $8.4 million during the comparable period in 2009. For the nine months ended September 30, 2010, net interest income increased to $38.6 million from $23.5 million during the comparable period in 2009.

For the three months ended September 30, 2010, interest revenue increased 56.7%, or $6.4 million, to $17.7 million from $11.3 million in the comparable period in 2009, principally as a result of a $4.6 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $1.0 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.5 billion during the three months ended September 30, 2010 compared to $687.2 million during the comparable period in 2009 at weighted average interest rates of 2.63% and 2.89%, respectively. The average margin balances of Stifel Nicolaus increased to $391.7 million during the three months ended September 30, 2010 compared to $301.7 million during the comparable period in 2009 at weighted average interest rates of 4.34% during each respective period.

For the nine months ended September 30, 2010, interest revenue increased 47.9%, or $15.2 million, to $47.0 million from $31.8 million in the comparable period in 2009, principally as a result of a $13.5 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $3.3 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.2 billion during the nine months ended September 30, 2010 compared to $555.2 million during the comparable period in 2009 at weighted average interest rates of 2.82% and 2.98%, respectively. The average margin balances of Stifel Nicolaus increased to $377.1 million during the nine months ended September 30, 2010 compared to $273.8 million during the comparable period in 2009 at weighted average interest rates of 4.29% during each respective period.

For the three months ended September 30, 2010, interest expense increased 27.2% to $3.7 million from $2.9 million during the comparable period in 2009. For the nine months ended September 30, 2010, interest expense increased 1.0% to $8.4 million from $8.3 million during the comparable period in 2009. See "Net Interest Income" table above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Non-interest expenses:
Compensation and benefits	$395,936	$193,131	105.0%	$819,085	$516,852	58.5%
Occupancy and equipment rental	29,559	24,730	19.5	81,012	63,311	28.0
Communications and office supplies	19,877	14,429	37.8	50,220	39,403	27.5
Commissions and floor brokerage	7,972	6,486	22.9	18,988	17,167	10.6
Other operating expenses	29,600	20,071	47.4	78,168	55,336	41.3
Total non-interest expenses	$482,944	$258,847	86.6%	$1,047,473	$692,069	51.4%

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

For the three months ended September 30, 2010, compensation and benefits expense increased 105.0%, or $202.8 million, to $395.9 million from $193.1 million during the comparable period in 2009. For the nine months ended September 30, 2010, compensation and benefits expense increased 58.5%, or $302.2 million, to $819.1 million from $516.9 million during the comparable period in 2009. The increase in compensation and benefits expense over the prior year periods is primarily attributable to the acceleration of deferred compensation as a result of the modification of our deferred compensation plan during the third quarter of 2010. We were required to accelerate all unvested deferred compensation as a result of the plan modification resulting in non-cash, pre-tax charge of $181.1 million.

Excluding the acceleration of deferred compensation expenses, compensation and benefits expense as a percentage of net revenues was 62.3% and 64.5% for the three and nine months ended September 30, 2010, respectively, compared to 66.7% and 67.0% for the three and nine months ended September 30, 2009, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $27.3 million (8.0% of net revenues) and $66.9 million (6.8% of net revenues) for the three and nine months ended September 30, 2010, respectively, compared to $14.9 million (5.1% of net revenues) and $40.9 million (5.3% of net revenues) for the comparable periods in 2009, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended September 30, 2010, occupancy and equipment rental expense increased 19.5% to $29.6 million from $24.7 million during the three months ended September 30, 2009. For the nine months ended September 30, 2010, occupancy and equipment rental expense increased 28.0% to $81.0 million from $63.3 million during the nine months ended September 30, 2009. The increases are primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of September 30, 2010, we have 311 locations compared to 281 at September 30, 2009.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2010, communications and office supplies expense increased 37.8% to $19.9 million from $14.4 million during the third quarter of 2009. For the nine months ended September 30, 2010, communications and office supplies expense increased 27.5% to $50.2 million from $39.4 million during the comparable period in 2009. The increases are primarily attributable to our continued expansion as we sustained our growth initiatives throughout 2010 by adding additional revenue producers and support staff.

Commissions and floor brokerage - For the three months ended September 30, 2010, commissions and floor brokerage expense increased 22.9% to $8.0 million from $6.5 million during the comparable period in 2009. The decreases are primarily attributable to vendor billing issues resulting in higher than normal expense for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, commissions and floor brokerage expense increased 10.6% to $19.0 million from $17.2 million during the comparable period in 2009. The increase is primarily attributable to the continued growth of our company, offset by the previously discussed vendor billing issued in the prior year.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2010, other operating expenses increased 47.4% to $29.6 million from $20.1 million during the three months ended September 30, 2009. For the nine months ended September 30, 2010, other operating expenses increased 41.3% to $78.2 million from $55.3 million during the nine months ended September 30, 2009.

The increases were primarily attributable to the continued growth in all segments during 2010, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, transaction costs associated with the TWPG acquisition and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims arising from poor market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes/(benefit) - For the three months ended September 30, 2010, our provision for income taxes was a benefit of $58.2 million, representing an effective tax rate of 40.8%, compared to expense of $8.7 million for the comparable period in 2009, representing an effective tax rate of 28.2%. For the nine months ended September 30, 2010, our provision for income taxes was a benefit of $27.6 million, representing an effective tax rate of 41.1%, compared to expense of $28.0 million for the comparable period in 2009, representing an effective tax rate of 35.4%. The three and nine months ended September 30, 2009 effective tax rates were reduced due to the recognition of a tax benefit related to an investment and jobs creation tax credit.

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

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; compensation expense associated with the deferred compensation plan modification; acquisition charges primarily related to the TWPG acquisition, and general administration.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

Results of Operations - Global Wealth Management

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2010	2009	% Change	2010	2009
Revenues:
Commissions	$69,875	$63,161	10.6%	33.7%	39.8%
Principal transactions	62,785	53,052	18.3	30.2	33.4
Asset management and service fees	50,449	26,920	87.4	24.3	17.0
Investment banking	6,957	4,263	63.2	3.4	2.7
Interest	14,522	8,997	61.4	7.0	5.7
Other income	5,401	4,077	32.5	2.6	2.5
Total revenues	209,989	160,470	30.9	101.2	101.1
Interest expense	2,505	1,811	38.3	1.2	1.1
Net revenues	207,484	158,659	30.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	119,100	96,711	23.2	57.4	61.0
Occupancy and equipment rental	15,476	13,447	15.1	7.5	8.5
Communication and office supplies	8,541	7,295	17.1	4.1	4.6
Commissions and floor brokerage	2,511	1,875	33.9	1.2	1.2
Other operating expenses	10,149	10,277	(1.2)	4.9	6.4
Total non-interest expenses	155,777	129,605	20.2	75.1	81.7
Income before income taxes	$51,707	$29,054	78.0%	24.9%	18.3%

	September 30, 2010	December 31, 2009	September 30, 2009
Branch offices	279	272	256
Financial advisors	1,755	1,719	1,640
Independent contractors	165	166	183

Assets in fee-based accounts:
Value (in thousands)	11,737,145	9,309,775	5,699,311
Number of accounts	55,778	44,071	27,593

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009
Revenues:
Commissions	$228,983	$158,468	44.5%	37.7%	38.7%
Principal transactions	181,331	140,248	29.3	29.9	34.2
Asset management and service fees	135,120	77,981	73.3	22.3	19.0
Investment banking	17,753	9,176	93.5	2.9	2.2
Interest	40,013	23,190	72.5	6.6	5.7
Other income	9,101	5,914	53.9	1.5	1.4
Total revenues	612,301	414,977	47.6	100.9	101.2
Interest expense	5,456	5,066	7.7	0.9	1.2
Net revenues	606,845	409,911	48.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	367,447	253,169	45.1	60.6	61.8
Occupancy and equipment rental	45,339	35,441	27.9	7.5	8.6
Communication and office supplies	23,701	18,515	28.0	3.9	4.5
Commissions and floor brokerage	7,634	5,580	36.8	1.3	1.4
Other operating expenses	31,418	26,833	17.1	5.1	6.5
Total non-interest expenses	475,539	339,538	40.1	78.4	82.8
Income before income taxes	$131,306	$70,373	86.6%	21.6%	17.2%

NET REVENUES

For the three months ended September 30, 2010, Global Wealth Management net revenues increased 30.8% to $207.5 million from $158.7 million for the comparable period in 2009. For the nine months ended September 30, 2010, Global Wealth Management net revenues increased 48.0% to $606.8 million from $409.9 million for the comparable period in 2009. The increase in net revenues for the three and nine months ended September 30, 2010 over the comparable periods in 2009 is attributable to growth across all revenue line items, primarily due to an increase in financial advisors and client assets resulting from the acquisition of UBS branches during the third and fourth quarters of 2009 and the acquisition of TWPG on July 1, 2010. For the three and nine months ended September 30, 2010, revenues generated in the Global Wealth Management segment from the acquired UBS branches was $26.9 million and $81.7 million, respectively, compared to $4.0 million for the three months ended September 30, 2009. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Commissions - For the three months ended September 30, 2010, commission revenues increased 10.6% to $69.9 million from $63.2 million in the comparable period in 2009. For the nine months ended September 30, 2010, commission revenues increased 44.5% to $229.0 million from $158.5 million in the comparable period in 2009. The increases are primarily attributable to an increase in agency transactions in mutual fund and insurance products. These increases are primarily attributable to an increase in the number of financial advisors, client assets and higher productivity. In addition, the market turmoil and downturns, which were at unprecedented levels at the beginning of 2009, have improved in the first nine months of 2010.

Principal transactions - For the three months ended September 30, 2010, principal transactions revenues increased 18.4% to $62.8 million from $53.1 million in the comparable period in 2009. For the nine months ended September 30, 2010, principal transactions revenues increased 29.3% to $181.3 million from $140.2 million in the comparable period in 2009. The increases are primarily attributable to increased principal transactions, primarily in OTC equity, market maker activities, and municipal debt.

Asset management and service fees - For the three months ended September 30, 2010, asset management and service fees increased 87.4% to $50.4 million from $26.9 million in the comparable period in 2009. For the nine months ended September 30, 2010, asset management and service fees increased 73.3% to $135.1 million from $78.0 million in the comparable period in 2009. The increases are primarily a result of a 101.8% increase in the value of assets in fee-based accounts from September 30, 2009 and a 102.2% increase in the number of managed accounts attributable principally to the continued growth of the private client group, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 63.2% to $7.0 million for the three months ended September 30, 2010 from $4.3 million during the comparable period in 2009. For the nine months ended September 30, 2010, investment banking revenues increased 93.5% to $17.8 million from $9.2 million during the comparable period in 2009. See "Investment banking" in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue - For the three months ended September 30, 2010, interest revenue increased 61.4% to $14.5 million from $9.0 million in the comparable period in 2009. For the nine months ended September 30, 2010, interest revenue increased 42.5% to $40.0 million from $23.2 million in the comparable period in 2009. The increases are primarily due to an increase in interest revenue from customer margin borrowing to finance trading activity and higher average customer margin balances. The increase is also attributable to the growth of the interest-earning assets of Stifel Bank. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Interest expense - For the three months ended September 30, 2010, interest expense increased 38.3% to $2.5 million from $1.8 million in the comparable period in 2009. For the nine months ended September 30, 2010, interest expense increased 7.7% to $5.5 million from $5.1 million in the comparable period in 2009. The increases are primarily due to the growth of the interest-bearing liabilities of Stifel Bank, offset by lower interest rates. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$196,722	$148	0.30%	$225,562	$163	0.29%
U.S. government agencies	97,912	250	1.02	1,126	14	5.16
State and political subdivisions:
Taxable	20,474	245	4.79	-	-	-
Non-taxable (1)	959	10	4.17	961	9	4.02
Mortgage-backed securities	600,827	4,256	2.83	147,557	1,477	4.00
Corporate bonds	64,336	599	3.72	41,276	484	4.70
Asset-backed securities	11,232	77	2.74	15,692	162	4.13
Federal Home Loan Bank ("FHLB") and other capital stock	1,545	7	1.81	783	3	1.68
Loans (2)	402,524	3,238	3.22	224,375	2,340	4.17
Loans held for sale	61,067	771	5.05	29,879	309	4.12
Total interest-earning assets (3)	$1,457,598	$9,601	2.63%	$687,211	$4,961	2.89%
Cash and due from banks	10,045			5,940
Other non interest-earning assets	44,503			23,395
Total assets	$1,512,146			$716,546

Liabilities and stockholders' equity:
Deposits:
Money market	$1,323,187	$1,350	0.41%	$600,536	$727	0.48%
Demand deposits	25,064	9	0.14	11,145	7	0.25
Time deposits	3,231	19	2.35	19,292	160	3.32
Savings	20	-	-	286	-	-
FHLB advances	-	-	-	2,000	17	3.27
Federal funds and repurchase agreements	-	-	-	-	-	-
Total interest-bearing liabilities (3)	$1,351,502	$1,378	0.41%	$633,259	$911	0.58%
Non interest-bearing deposits	22,438			12,228
Other non interest-bearing liabilities	19,681			2,073
Total liabilities	1,393,621			647,560
Stockholders' equity	118,525			68,986
Total liabilities and stockholders' equity	$1,512,146			$716,546
Net interest margin		$8,223	2.26%		$4,050	2.36%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$147,836	$301	0.27%	$201,396	$653	0.43%
U.S. government agencies	48,143	375	1.04	2,037	85	5.57
State and political subdivisions:
Taxable	6,947	247	4.74	-	-	-
Non-taxable (1)	960	29	4.03	1,142	35	4.10
Mortgage-backed securities	528,118	11,682	2.95	77,593	2,404	4.13
Corporate bonds	48,137	1,563	4.33	23,202	799	4.59
Asset-backed securities	11,373	235	2.76	12,928	579	5.97
Federal Home Loan Bank ("FHLB") and other capital stock	1,180	13	1.47	756	5	0.89
Loans (2)	357,617	9,099	3.39	198,599	6,670	4.48
Loans held for sale	73,385	2,315	4.21	37,500	1,165	4.14
Total interest-earning assets (3)	$1,223,696	$25,859	2.82%	$555,153	$12,395	2.98%
Cash and due from banks	7,529			4,867
Other non interest-earning assets	37,909			26,105
Total assets	$1,269,134			$586,125

Liabilities and stockholders' equity:
Deposits:
Money market	$1,094,919	$1,873	0.23%	$471,997	$1,975	0.56%
Demand deposits	20,500	18	0.12	9,108	22	0.31
Time deposits	11,953	200	2.23	20,361	521	3.14
Savings	21	-	-	321	-	-
FHLB advances	872	21	3.21	3,744	87	3.09
Federal funds and repurchase agreements	-	-	-	14	-	-
Total interest-bearing liabilities (3)	$1,128,265	$2,112	0.25%	$505,545	$2,605	0.69%
Non interest-bearing deposits	17,075			14,801
Other non interest-bearing liabilities	11,197			1,989
Total liabilities	1,156,537			522,335
Stockholders' equity	112,597			63,790
Total liabilities and stockholders' equity	$1,269,134			$586,125
Net interest margin		$23,747	2.59%		$9,790	2.35%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2010 compared to the three and nine month periods ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009			Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(22)	$7	$(15)	$(147)	$(205)	$(352)
U.S. government agencies	238	(2)	236	301	(11)	290
State and political subdivisions:
Taxable	245	-	245	247	-	247
Non-taxable	-	1	1	(5)	(1)	(6)
Mortgage-backed securities	5,682	(2,903)	2,779	10,589	(1,311)	9,278
Corporate bonds	183	(68)	115	807	(43)	764
Asset-backed securities	(39)	(46)	(85)	(63)	(281)	(344)
FHLB and other capital stock	4	-	4	8	-	8
Loans	4,016	(3,118)	898	5,179	(2,750)	2,429
Loans held for sale	380	82	462	1,132	18	1,150
	$10,687	$(6,047)	$4,640	$18,048	$(4,584)	$13,464

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$1,322	$(699)	$623	$2,092	$(2,194)	$(102)
Demand deposits	18	(16)	2	20	(24)	(4)
Time deposits	(104)	(37)	(141)	(189)	(132)	(321)
Savings	-	-	-	-	-	-
FHLB advances	(17)	-	(17)	(70)	4	(66)
Federal funds and repurchase agreements	-	-	-	-	-	-
	$1,219	$(752)	$467	$1,853	$(2,346)	$(493)

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

For the three months ended September 30, 2010, interest revenue of $9.6 million was generated from weighted average interest-earning assets of $1.5 billion at a weighted average interest rate of 2.63%. Interest revenue of $5.0 million for the comparable period in 2009 was generated from weighted average interest-earning assets of $687.2 million at a weighted average interest rate of 2.89%.

For the nine months ended September 30, 2010, interest revenue of $25.9 million was generated from weighted average interest-earning assets of $1.2 billion at a weighted average interest rate of 2.82%. Interest revenue of $12.4 million for the comparable period in 2009 was generated from weighted average interest-earning assets of $555.2 million at a weighted average interest rate of 2.98%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended September 30, 2010 was $1.4 billion at a weighted average interest rate of 0.41%. The weighted average balance of interest-bearing liabilities for the comparable period in 2009 was $633.3 million at a weighted average interest rate of 0.58%. The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2010 was $1.1 billion at a weighted average interest rate of 0.25%. The weighted average balance of interest-bearing liabilities for the comparable period in 2009 was $505.5 million at a weighted average interest rate of 0.69%.

The growth in Stifel Bank has been primarily driven by (i) the conversion of UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances of $1.7 billion and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2010, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $1.4 billion compared to $834.8 million at September 30, 2009.

See "Net Interest Income - Stifel Bank" above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2010, Global Wealth Management non-interest expenses increased 20.2% to $155.8 million from $129.6 million for the comparable period in 2009. For the nine months ended September 30, 2010, Global Wealth Management non-interest expenses increased 40.1% to $475.5 million from $339.5 million for the comparable period in 2009.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during the first nine months of 2010. Our expansion efforts include the acquisitions of TWPG and UBS, as well as organic growth. As of September 30, 2010, we have 279 branch offices compared to 256 at September 30, 2009. In addition, since September 30, 2009, we have added 461 revenue producers and support staff.

Compensation and benefits - For the three months ended September 30, 2010, compensation and benefits expense increased 23.2% to $119.1 million from $96.7 million during the three months ended September 30, 2009. For the nine months ended September 30, 2010, compensation and benefits expense increased 45.1% to $367.4 million from $253.2 million during the three months ended September 30, 2009. The increases are principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement during the third quarter of 2010 resulting in a charge of $181.1 million. See "Compensation and benefits" in the Other segment discussion for additional information on the plan modification.

Compensation and benefits expense as a percentage of net revenues decreased to 57.4% for the three months ended September 30, 2010, compared to 61.0% for the comparable period in 2009. Compensation and benefits expense as a percentage of net revenues decreased to 60.6% for the nine months ended September 30, 2010, compared to 61.8% for the comparable period in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to the reduction in deferred compensation expense and an increase in net revenues, offset by an increase in transition pay, which consists of the amortization of upfront notes, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $11.7 million (5.6% of net revenues) and $41.7 million (6.9% of net revenues) for the three and nine months ended September 30, 2010, respectively, compared to $10.8 million (6.8% of net revenues) and $28.7 million (7.0% of net revenues) for the three and nine months ended September 30, 2009, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended September 30, 2010, occupancy and equipment rental expense increased 15.1% to $15.5 million from $13.4 million during the comparable period in 2009. For the nine months ended September 30, 2010, occupancy and equipment rental expense increased 27.9% to $45.3 million from $35.4 million during the comparable period in 2009.

Communications and office supplies - For the three months ended September 30, 2010, communications and office supplies expense increased 17.1% to $8.5 million from $7.3 million during the third quarter of 2009.  For the nine months ended September 30, 2010, communications and office supplies expense increased 28.0% to $23.7 million from $18.5 million during the third quarter of 2009.

Commissions and floor brokerage - For the three months ended September 30, 2009, commissions and floor brokerage expense increased 33.9% to $2.5 million from $1.9 million during the third quarter of 2009. For the nine months ended September 30, 2009, commissions and floor brokerage expense increased 36.8% to $7.6 million from $5.6 million during the third quarter of 2009.

Other operating expenses - For the three months ended September 30, 2010, other operating expenses decreased 1.2% to $10.1 million from $10.3 million during the comparable period in 2009. During the quarter ended September 30, 2009, there was an increase in license and registration fees, securities processing fees and travel-related expenses associated with the acquisition of certain UBS branches.

For the nine months ended September 30, 2010, other operating expenses increased 17.1% to $31.4 million from $26.8 million during the comparable period in 2009. The increase is primarily attributable to the growth of our private client business, as well as an increase in litigation costs to defend industry recruiting claims.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2010, income before income taxes increased $22.6 million, or 78.0%, to $51.7 million from $29.1 million during the comparable period in 2009. For the nine months ended September 30, 2010, income before income taxes increased $60.9 million, or 86.6%, to $131.3 million from $70.4 million during the comparable period in 2009. Profit margins have improved as a result of the increase in revenue growth, a reduction in deferred compensation expense and a decline in start-up costs associated with the branches we opened during 2009, both organically and through the acquisition of UBS, as we continued to take advantage of market displacement.

 Results of Operations - Institutional Group

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$60,408	$70,186	(13.9)%	43.7%	53.9%
Commissions	27,111	27,743	(2.3)	19.6	21.3
Capital raising	22,575	18,070	24.9	16.4	13.9
Advisory	23,063	12,724	81.3	16.7	9.8
Investment banking	45,638	30,794	48.2	33.1	23.7
Interest	2,422	2,256	7.4	1.8	1.7
Other income	3,419	306	*	2.5	0.2
Total revenues	138,998	131,285	5.9	100.7	100.8
Interest expense	955	1,106	(13.6)	0.7	0.8
Net revenues	138,043	130,179	6.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	82,147	77,483	6.0	59.5	59.5
Occupancy and equipment rental	7,355	4,697	56.6	5.3	3.6
Communication and office supplies	6,892	4,490	53.5	5.0	3.5
Commissions and floor brokerage	4,251	4,564	(6.9)	3.1	3.5
Other operating expenses	9,744	5,512	76.8	7.1	4.2
Total non-interest expenses	110,389	96,746	14.1	80.0	74.3
Income before income taxes	$27,654	$33,433	(17.3)%	20.0%	25.7%

* Percentage is not meaningful.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009
Revenues:
Principal transactions	$182,206	$201,529	(9.6)%	48.4%	55.9%
Commissions	76,672	87,767	(12.6)	20.4	24.3
Capital raising	67,799	32,890	106.1	18.0	9.1
Advisory	42,516	33,197	28.1	11.3	9.2
Investment banking	110,315	66,087	66.9	29.3	18.3
Interest	5,330	6,973	(23.6)	1.4	1.9
Other income	4,432	895	*	1.3	0.3
Total revenues	378,955	363,251	4.3	100.8	100.7
Interest expense	3,018	2,464	22.5	0.8	0.7
Net revenues	375,937	360,787	4.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	221,029	214,251	3.2	58.8	59.4
Occupancy and equipment rental	15,449	12,201	26.6	4.1	3.4
Communication and office supplies	16,992	13,767	23.4	4.5	3.8
Commissions and floor brokerage	10,144	11,537	(12.1)	2.7	3.2
Other operating expenses	26,444	17,714	49.3	7.1	4.9
Total non-interest expenses	290,058	269,470	7.6	77.2	74.7
Income before income taxes	$85,879	$91,317	(6.0)%	22.8%	25.3%

* Percentage is not meaningful.

NET REVENUES

For the three months ended September 30, 2010, Institutional Group net revenues increased 6.0% to $138.0 million from $130.2 million for the comparable period in 2009. For the nine months ended September 30, 2010, Institutional Group net revenues increased 4.2% to $375.9 million from $360.8 million for the comparable period in 2009. The increase in net revenues for the three and nine months ended September 30, 2010 over the comparable periods in 2009 is primarily attributable to the acquisition of TWPG during the third quarter of 2010.

Principal transactions - For the three months ended September 30, 2010, principal transactions revenues decreased 13.9%, to $60.4 million from $70.2 million in the comparable period in 2009. For the nine months ended September 30, 2010, principal transactions revenues decreased 9.6%, to $182.2 million from $201.5 million in the comparable period in 2009.

Commissions - For the three months ended September 30, 2010, commission revenues decreased 2.3% to $27.1 million from $27.7 million in the comparable period in 2009. For the nine months ended September 30, 2010, commission revenues decreased 12.6% to $76.7 million from $87.8 million in the comparable period in 2009.

In the third quarter of 2010, lower fixed income trading volumes led to a decline in institutional brokerage revenues from the comparable periods in 2009. Fixed income institutional brokerage revenues were $43.8 million in the third quarter of 2010, compared with $58.2 million in the prior-year, down from the robust performance in the third quarter of 2009 when we experienced a very favorable fixed income trading environment.

Additionally, in the third quarter of 2010, investor concerns over credit risk continued, which led to wider credit spreads and lower client activity in municipal products and reduced trading performance across products. Equity institutional brokerage revenues were $43.7 million in the third quarter of 2010, compared to $39.7 million in the prior year. The increase is attributable to an increase in trading volumes in equities over the comparable period in 2009.

Investment banking - For the three months ended September 30, 2010, investment banking revenues increased 48.2% to $45.6 million from $30.8 million in the comparable period in 2009. For the nine months ended September 30, 2010, investment banking revenues increased 66.9% to $110.3 million from $66.1 million in the comparable period in 2009. The increase is attributable to an increase in equity financing revenues and advisory fee revenues over the comparable periods in 2009 and the acquisition of TWPG, which closed on July 1, 2010.

For the three months ended September 30, 2010, capital raising revenues increased 24.9% to $22.6 million from $18.1 million in the comparable period in 2009. For the nine months ended September 30, 2010, capital raising revenues increased 106.1% to $67.8 million from $32.9 million in the comparable period in 2009.

For the three months ended September 30, 2010, equity capital raising revenues increased 23.0% to $15.9 million from $12.9 million during the third quarter of 2009. For the nine months ended September 30, 2010, equity capital raising revenues increased 100.0% to $46.0 million from $23.0 million during the comparable period in 2009. The increases were primarily attributable to an increase in the number of transactions and average revenue per transaction over the comparable periods in 2009. During the three and nine months ended September 30, 2010, we were involved, as manager or co-manager, in 36 and 85 equity underwritings, respectively, compared to 27 and 52 equity underwritings, respectively, during the comparable period in 2009.

For the three months ended September 30, 2010, fixed income capital raising revenues increased 17.3%, to $4.4 million from $3.8 million during the third quarter of 2009. For the nine months ended September 30, 2010, fixed income capital raising revenues increased 69.9%, to $13.8 million from $8.1 million during the comparable period in 2009. For the three and nine months ended September 30, 2010, we were involved, as manager or co-manager, in 158 and 405 tax-exempt issues compared to 230 and 369 issues, respectively, during the comparable periods in 2009.

For the three months ended September 30, 2010, strategic advisory fees increased 81.3% to $23.1 million from $12.7 million in the comparable period in 2009. For the nine months ended September 30, 2010, strategic advisory fees increased 28.1% to $42.5 million from $33.2 million in the comparable period in 2009. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value, as well as average revenue per transaction, over the comparable periods in 2009.

Interest revenue - For the three months ended September 30, 2010, interest revenue increased 7.4% to $2.4 million from $2.3 million in the comparable period in 2009. The increase in interest revenues is primarily attributable to increased interest earned on our trading inventory during the quarter. For the nine months ended September 30, 2010, interest revenue decreased 23.6% to $5.3 million from $7.0 million in the comparable period in 2009.

Interest expense - For the three months ended September 30, 2010, interest expense decreased 13.6% to $1.0 million from $1.1 million in the comparable period in 2009. For the nine months ended September 30, 2010, interest expense increased 22.5% to $3.0 million from $2.5 million in the comparable period in 2009.

NON-INTEREST EXPENSES

For the three months ended September 30, 2010, Institutional Group non-interest expenses increased 14.1% to $110.4 million from $96.7 million for the comparable period in 2009. For the nine months ended September 30, 2010, Institutional Group non-interest expenses increased 7.6% to $290.1 million from $269.5 million for the comparable period in 2009.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment, both organically and through the acquisition of TWPG on July 1, 2010. We have added 381 revenue producers and support staff, including 219 from the TWPG acquisition, since September 30, 2009.

Compensation and benefits - For the three months ended September 30, 2010, compensation and benefits expense increased 6.0% to $82.1 million from $77.5 million during the comparable period in 2009. For the nine months ended September 30, 2010, compensation and benefits expense increased 3.2% to $221.0 million from $214.3 million during the comparable period in 2009. The increases are principally due to increased compensation as a result of the acquisition of TWPG on July 1, 2010, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement, as previously discussed.

Compensation and benefits expense as a percentage of net revenues of 59.5% was relatively consistent with the comparable period in 2009. Compensation and benefits expense as a percentage of net revenues decreased to 58.8% for the nine months ended September 30, 2010, compared to 59.4% for the comparable period in 2009.

The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to the reduction in deferred compensation expense. The impact of the reduction in deferred compensation expense is offset by an increase in compensation expense due to the acquisition of TWPG and an increase in revenues.

Occupancy and equipment rental - For the three months ended September 30, 2010, occupancy and equipment rental expense increased 56.6% to $7.4 million from $4.7 million during the comparable period in 2009. For the nine months ended September 30, 2010, occupancy and equipment rental expense increased 26.6% to $15.4 million from $12.2 million during the comparable period in 2009.

Communications and office supplies - For the three months ended September 30, 2010, communications and office supplies expense increased 53.5% to $6.9 million from $4.5 million during the third quarter of 2009. For the nine months ended September 30, 2010, communications and office supplies expense increased 23.4% to $17.0 million from $13.8 million during the comparable period in 2009.

Commissions and floor brokerage - For the three months ended September 30, 2010, commissions and floor brokerage expense decreased 6.9% to $4.3 million from $4.6 million during the third quarter of 2009. For the nine months ended September 30, 2010, commissions and floor brokerage expense decreased 12.1% to $10.1 million from $11.5 million during the comparable period in 2009. The decreases are primarily attributable to vendor billing issues resulting in higher than normal expense for the three and nine months ended September 30, 2009.

 Other operating expenses - For the three months ended September 30, 2010, other operating expenses increased 76.8% to $9.7 million from $5.5 million during the comparable period in 2009. For the nine months ended September 30, 2010, other operating expenses increased 49.3% to $26.4 million from $17.7 million during the comparable period in 2009. The increase is primarily attributable to transaction costs of approximately $3.0 million associated with the acquisition of TWPG.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2010, income before income taxes for the Institutional Group segment decreased 17.3%, to $27.7 million from $33.4 million during the comparable period in 2009. For the nine months ended September 30, 2010, income before income taxes for the Institutional Group segment decreased 6.0%, to $85.9 million from $91.3 million during the comparable period in 2009.

Increased non-interest expense resulting from the TWPG acquisition and decreased fixed income institutional brokerage revenues and fixed income trading profits have resulted in lower profit margins.

 Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009	% Change		2010	2009	% Change

Net revenues	$(5,139)	$845	*	%	$(2,355)	$471	*	%

Non-interest expenses:
Compensation and benefits	194,689	18,937	*		230,609	49,432	*
Other operating expenses	22,089	13,559	62.9		51,267	33,629	52.4
Total non-interest expenses	216,779	32,496	*		281,876	83,061	*
Loss before income taxes	$(221,917)	$(31,651)	*	%	$(284,231)	$(82,590)	*	%

* Percentage is not meaningful.

Net revenues - For the three and nine month periods ended September 30, 2010, net revenues decreased $6.0 million and $2.8 million from the comparable periods in 2009. The decreases in net revenues for the three and nine months ended September 30, 2010 are primarily attributable to an increase in investment losses from the comparable period in 2009. In addition, we recorded an impairment charge of $0.8 million on our held-to-maturity investment during the third quarter due to an other-than-temporary decline in value. The decrease in net revenues for the nine months ended September 30, 2010 is offset by the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board of Exchange to shares in conjunction with its initial public offering during the second quarter of 2010.

Compensation and benefits - For the three months ended September 30, 2010, compensation and benefits expense increased $175.8 million to $194.7 million from $18.9 million for the comparable period in 2009. For the nine months ended September 30, 2010, compensation and benefits expense increased $181.2 million to $230.6 million from $49.4 million for the comparable period in 2009. For the three and nine months ended September 30, 2010, compensation and benefits expense includes $181.1 million of deferred compensation expense due to the modification of our deferred compensation plan.

Other operating expenses - For the three months ended September 30, 2010, other operating expenses increased 62.9% to $22.1 million from $13.6 million for the comparable period in 2009. For the nine months ended September 30, 2010, other operating expenses increased 52.4% to $51.3 million from $33.6 million for the comparable period in 2009. The increases were primarily attributable to the continued growth in all segments during the first quarter of 2010, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims arising from poor market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $4.2 billion at September 30, 2010 were up 32.1% over December 31, 2009. The increase is primarily attributable to increased trading inventory, financial instruments and bank loans, offset by decrease in cash and cash equivalents and receivables. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2010, our liabilities were comprised primarily of short-term borrowings of $207.1 million, deposits of $1.4 billion at Stifel Bank and payables to brokerage clients, brokers, dealers and clearing organizations of $504.2 million and $248.6 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses and accrued employee compensation of $334.0 million. To meet our obligations to clients and operating needs, we have $206.9 million in cash. We also have client brokerage receivables of $504.2 million and $469.4 million in loans (including loans held for sale) at Stifel Bank.

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

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board of Directors authorized the repurchase of an additional 2.0 million shares under our existing repurchase program. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. During the three and nine months ended September 30, 2010, we repurchased $67.4 million and $91.8 million, or 1.5 million shares and 2.0 million shares, respectively, using existing board authorizations at average prices of $44.91 and $46.53 per share, respectively, to meet obligations under our company's employee benefit plans and for general corporate purposes. Under existing Board authorizations at November 1, 2010, we are permitted to buy an additional 2.0 million shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $45.1 million to $206.9 million at September 30, 2010 from $161.8 million at December 31, 2009. Operating activities used cash of $45.9 million primarily due to the net effect of non-cash expenses and net losses, offset by a decrease in operating assets and liabilities. Investing activities used cash of $341.5 million primarily due to purchases of available for sale securities and purchases of eligible ARS from our customers as part of our voluntary repurchase plan, increase in bank loans, and fixed asset purchases, offset by proceeds from maturities, calls and principal payments of our available-for-sale securities, the sale of proprietary investments and cash received from the sale of a branch location. During the nine months ended September 30, 2010, we purchased $21.9 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $423.8 million primarily due to an increase in bank deposits, short-term borrowings from banks and securities loaned, offset by repurchases of our common stock and the extinguishment of notes that were acquired from TWPG.

Funding Sources

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of the customer-owned securities is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $303.8 million during the nine months ended September 30, 2010. There are no compensating balance requirements under these arrangements. At September 30, 2010, short-term borrowings from banks were $207.1 million at an average rate of 1.11%, which were collateralized by company-owned securities valued at $308.0 million. At December 31, 2009, short-term borrowings from banks were $90.8 million at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165.2 million. The average bank borrowing was $91.9 million and $107.8 million during the three months ended September 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.28%, and 1.07%, respectively. The average bank borrowing was $108.3 million and $119.4 million during the nine months ended September 30, 2010 and 2009, respectively, at weighted average daily interest rates of 1.09%, and 0.97%, respectively.

At September 30, 2010 and December 31, 2009, Stifel Nicolaus had a stock loan balance of $101.9 million and $16.7 million, respectively, at weighted average daily interest rates of 0.54% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $99.5 million and $78.9 million during the three months ended September 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.31%, and 1.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $66.3 million and $54.8 million during the nine months ended September 30, 2010 and 2009, respectively, at weighted average daily effective interest rates of 1.48%, and 1.01%, respectively. Customer-owned securities were utilized in these arrangements.

On September 8, 2010, we entered into an unsecured line of credit with two lenders totaling $50.0 million, We can draw upon this line, as long as certain restrictive covenants are maintained. At September 30, 2010, we had no advances against this line of credit.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $109.5 million at September 30, 2010, all of which was unused, and a $13.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $1.4 billion at September 30, 2010.

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

Use of Capital Resources

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG, an investment banking firm based in San Francisco, California. The purchase was completed pursuant to the merger agreement dated April 25, 2010. As consideration, at the close of the merger, we issued approximately 3.7 million shares, including approximately 0.8 million exchangeable shares to the holders of TWPG common stock and approximately 1.9 million restricted stock units to employees of TWPG, which resulted in purchase consideration of approximately $274.0 million.

On August 3, 2010, the Board approved the modification of the existing Stifel Financial Corp. deferred compensation plan to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in an after tax charge of $108.7 million.

On June 23, 2009, we announced that Stifel Nicolaus had received acceptance from approximately 95 percent of its clients that are eligible to participate in its voluntary plan to repurchase 100 percent of their ARS. The eligible ARS were purchased by our retail clients before the collapse of the ARS market in February 2008. On December 28, 2009, pursuant to an agreement with state securities authorities, we announced the modification of the previously announced ARS repurchase plan which provides, among other things, for ARS repurchases to be completed by December 31, 2011. At September 30, 2010, we estimate that our retail clients held $84.4 million of eligible ARS after issuer redemptions of $40.0 million and Stifel purchases of $64.9 million.

We have paid $34.2 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2010 through October 31, 2010. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining three months of 2010 and the years ended December 31, 2011, 2012, 2013, 2014 and thereafter are $16.0 million, $47.7 million, $36.7 million, $27.4 million and $51.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

Net Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse affect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non broker-dealer subsidiary, Stifel Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries and Stifel Bank have consistently operated in excess of their capital adequacy requirements. At September 30, 2010, our broker-dealer subsidiaries that were included in the TWPG acquisition are in excess of their capital adequacy requirements.

At September 30, 2010, Stifel Nicolaus had net capital of $190.0 million, which was 31.5% of its aggregate debit items, and $177.6 million in excess of its minimum required net capital. At September 30, 2010, TWP had net capital of $17.9 million, which was $17.0 million in excess of its minimum required net capital.  At September 30, 2010, CSA had net capital of $1.5 million, which was $1.4 million in excess of its minimum required net capital.

At September 30, 2010, SN Ltd and Thomas Weisel Partners International Limited were in compliance with the capital requirements of the Financial Services Authority. At September 30, 2010, Stifel Nicolaus Canada was in compliance with the capital requirements of the Investment Industry Regulatory Organization of Canada.

At September 30, 2010, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 15 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At September 30, 2010, Level 3 assets for which we bear economic exposure were $137.1 million or 8.2% of the total assets measured at fair value. During the three months ended September 30, 2010, we recorded net purchases of $45.1 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $2.2 million. During the nine months ended September 30, 2010, we recorded net purchases of $68.4 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $3.2 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level 3 assets at September 30, 2010.

At September 30, 2010, Level 3 assets included the following: $85.5 million of auction rate securities, for which the auctions have failed and $51.6 million of private equity and other fixed income securities.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At September 30, 2010, we had goodwill of $290.9 million and intangible assets of $45.1 million.

In accordance with Topic 350, "Intangibles - Goodwill and Other," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2010, our last annual measurement date, did not indicate any impairment.

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

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 18 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2010 and the daily VaR at September 30, 2010 and December 31, 2009 (in thousands):

	Nine Months Ended September 30, 2010			VaR calculation at
	High	Low	Daily Average	September 30, 2010	December 31, 2009
Daily VaR	$15,028	$3,786	$5,543	$5,617	$3,277

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

The following table illustrates the estimated change in net interest margin at September 30, 2010 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	41.5%
+100	23.6%
0	-%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at September 30, 2010 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$446,080	$17,048	$25,903	$2,711
Securities	310,373	93,552	321,695	136,432
Interest-bearing cash	133,894	-	-	-
	$890,347	$110,600	$347,598	$139,143

Interest-bearing liabilities:
Transaction accounts and savings	$232,850	$212,178	$795,917	$136,667
Certificates of deposit	439	293	2,335	-
Borrowings	-	-	-	-
	$233,289	$212,471	$798,252	$136,667
GAP	657,058	(101,871)	(450,654)	2,467
Cumulative GAP	$657,058	$555,187	$104,533	$107,009

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $867.8 million, and the fair value of the collateral that had been sold or repledged was $98.9 million.

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

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Securities purchased under agreements to resell consist of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives our company the right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of counterparties and borrowers and the use of limits established by our senior management group, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

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

The regulatory investigations include inquiries from the SEC and a state regulatory authority requesting information relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). We are fully cooperating with the SEC and the state regulatory authority in these investigations.

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

The suit arises out of purchases of certain CDOs by the OPEB trusts.  The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Plaintiffs assert that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of the lender is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint, denying the substantive allegations and asserting various affirmative defenses. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

Prior to the acquisition of TWPG, FINRA commenced an administrative proceeding against Thomas Weisel Partners, LLC ("TWP"), a wholly-owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP intends to defend the FINRA proceeding vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program (1) (2)

July 1 - 31, 2010	1,468,414	$44.91	1,468,414	69,517
August 1 - 31, 2010	31,000	44.78	31,000	2,038,517
September 1 - 30, 2010	-	-	-	2,038,517
	1,499,414	$44.91	1,499,414	2,038,517

(1)       On May 5, 2005, the Board authorized the repurchase of up to 3,000,000 additional shares under our existing share repurchase program.

(2)       On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares under our existing share repurchase program.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1

First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K filed on August 9, 2010.

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

Date:  November 10, 2010