Form 10-Q/A
period 2010-09-30
STIFEL FINANCIAL CORP
filed 2010-11-10
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Stifel Financial Corp. for the fiscal quarter ended September 30, 2010 filed on November 10, 2010 (the "Form 10-Q") for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1

First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K filed on August 9, 2010. *

11.1

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K). *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certification of Chief Executive Officer. *
32.2	Section 1350 Certification of Chief Financial Officer. *
101.

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements.

*    Previously filed.

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