Form 10-K
period 2010-12-31
STIFEL FINANCIAL CORP
filed 2011-02-28
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
Commission File No. 001-09305
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2010, was $1,452,102,019.(1)

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on February 23, 2011, was 35,912,912, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 281,720 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

(1)   In determining this amount, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof.

STIFEL FINANCIAL CORP.

PART I

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic, political, regulatory, and market conditions, the investment banking and brokerage industries, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Item 1A, as well as those discussed in "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

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

ITEM 1.  BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), a full-service retail and institutional brokerage and investment banking firm. Stifel Nicolaus is the successor to a partnership founded in 1890. Our other subsidiaries include Thomas Weisel Partners LLC ("TWP"), a registered broker-dealer firm; Century Securities Associates, Inc. ("CSA"), an independent contractor broker-dealer firm; Stifel Nicolaus Limited ("SN Ltd") and Thomas Weisel Partners International Limited ("TWPIL"), our European subsidiaries; Stifel Nicolaus Canada, Inc. ("SN Canada"), our registered Canadian broker-dealer subsidiary; and Stifel Bank & Trust ("Stifel Bank"), a retail and commercial bank. Unless the context requires otherwise, the terms "our company," "we," and "our," as used herein, refer to Stifel Financial Corp. and its subsidiaries.

With our century-old operating history, we have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

  Private client services, including securities transaction and financial planning services;

  Institutional equity and fixed income sales, trading and research, and municipal finance;

  Investment banking services, including mergers and acquisitions, public offerings, and private placements; and

  Retail and commercial banking, including personal and commercial lending programs.

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional, and corporate clients quality, personalized service, with the theory that if we place clients' needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street.

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including our acquisition of the capital markets business of Legg Mason ("LM Capital Markets") from Citigroup in December 2005 and the following acquisitions:

         Ryan Beck Holdings, Inc. ("Ryan Beck") and its wholly owned broker-dealer subsidiary, Ryan Beck & Company, Inc. - On February 28, 2007, we closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc. The acquisition was made because the combination of Stifel Nicolaus and Ryan Beck represented a good strategic fit between two well established regional broker-dealers with similar business models and cultures.

         First Service Financial Company ("First Service") and its wholly owned subsidiary, FirstService Bank - On April 2, 2007, we completed our acquisition of First Service, and its wholly owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank. Upon consummation of the acquisition, we became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank has converted its charter from a Missouri bank to a Missouri trust company and changed its name to "Stifel Bank & Trust." On December 30, 2009, Stifel Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of a branch office. The transaction was completed on April 30, 2010.

         Butler, Wick & Co., Inc. ("Butler Wick") - On December 31, 2008, we closed on the acquisition of Butler Wick, a privately held broker-dealer which specialized in providing financial advice to individuals, municipalities, and corporate clients. Butler Wick was headquartered in Youngstown, Ohio.

         UBS Financial Services Inc. ("UBS") - On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009, and October 16, 2009.

         Thomas Weisel Partners Group, Inc. ("TWPG") - On July 1, 2010, we acquired TWPG, an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage, and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors and offers brokerage and advisory services to high net worth individuals and corporate clients. The asset management group consists of private investment funds, public equity investment products, and distribution management. The employees of the investment banking, research, and institutional brokerage businesses of TWP, a wholly owned subsidiary of TWPG, were transitioned into Stifel Nicolaus during the third quarter of 2010.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Institutional Group. In addition, the UBS branch acquisition and related customer account conversion to our platform has enabled us to further leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, during the third quarter of 2009, we changed how we manage these reporting units, and consequently, they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change. For a discussion of the financial results of our segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis."

Narrative description of business

As of December 31, 2010, we employed 4,906 associates, including 1,775 financial advisors. As of December 31, 2010, through our broker-dealer subsidiaries, we provide securities-related financial services to approximately 1.0 million client accounts of customers throughout the United States, Canada, and Europe. Our customers include individuals, corporations, municipalities, and institutions. Although we have customers throughout the United States, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel Nicolaus branch system and through CSA, our wholly owned independent contractor subsidiary, and TWP. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years. At December 31, 2010, the Private Client Group, with a concentration in the Midwest and Mid-Atlantic regions and a growing presence in the Northeast, Southeast, and Western United States, had a network of 1,775 financial advisors located in 285 branch offices in 44 states and the District of Columbia. In addition, we have 160 independent contractors.

Consolidated Stifel Nicolaus Branch System

Our financial advisors provide a broad range of investments and services, including financial planning services to our clients. We offer equity securities; taxable and tax-exempt fixed income securities, including municipal, corporate, and government agency securities; preferred stock; and unit investment trusts. We also offer a broad range of externally managed fee-based products. In addition, we offer insurance and annuity products and investment company shares through agreements with numerous third-party distributors. We encourage our financial advisors to pursue the products and services that best fit their clients' needs and that they feel most comfortable recommending. Our private clients may choose from a traditional, commission-based structure or fee-based money management programs. In most cases, commissions are charged for sales of investment products to clients based on an established commission schedule. In certain cases, varying discounts may be given based on relevant client or trade factors determined by the financial advisor.

CSA Private Client

At December 31, 2010, CSA had affiliations with 160 independent contractors in 127 branch offices in 27 states. CSA's independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

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

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $1.8 billion at December 31, 2010. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, automobile loans, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe this acquisition will not only help us serve our private clients more effectively by offering them a broader range of services, but will also enable us to better utilize our private client cash balances.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate, and consisted of 980 employees at December 31, 2010.

Research

Our research department consisted of 218 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in over 3,000 domestic securities at December 31, 2010. In our various sales and trading activities, we take a focused approach on servicing our clients as opposed to proprietary trading for our own account. Located in 18 cities in the United States as well as Geneva, London, and Madrid in Europe and Toronto and Calgary, our equity sales and trading team, consisting of 197 professionals and support associates, services approximately 3,500 clients globally.

The fixed income institutional sales and trading group consists of 227 professionals and support associates, located in 32 cities in the United States and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades in both tax-exempt and taxable products, with diversification across municipal, corporate, government agency, and mortgage-backed securities. Our fixed income inventory is maintained primarily to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 266 professionals and support associates, focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

Our public finance group acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and acts as manager or participant in offerings managed by other firms. The public finance group consists of 59 professionals and support associates.

Syndicate

Our syndicate department, which consists of 13 origination and execution professionals and support associates, coordinates marketing, distribution, pricing, and stabilization of our managed equity and debt offerings.  In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the deferred compensation plan modification, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges primarily related to the TWPG acquisition. At December 31, 2010, we employed 643 persons in this segment.

BUSINESS CONTINUITY

We have developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to our St. Louis, Missouri headquarters facility. Several critical business applications are supported by our outside vendors who maintain backup capabilities. We periodically participate in testing these backup facilities. Likewise, the business functions that we run internally can be supported without the St. Louis headquarters, through a combination of redundant computer facilities in other east and west coast data centers, and from certain branch locations that can connect to our third-party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route mission-critical processing activity to alternate locations, which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our plans for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our private client and capital markets businesses. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise. We intend to pursue the following strategies with discipline:

         Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 at December 31, 1997 to 285 at December 31, 2010, and our branch-based financial advisors from 262 to 1,775 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $110.6 billion at December 31, 2010. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

         Further expand our institutional equity business both domestically and internationally.  Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. Several years ago, we identified an opportunity to expand our research capabilities by taking advantage of market disruptions and the long-term impact of the global settlement on Wall Street research. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 84 analysts covering over 1,200 companies at December 31, 2010. In addition, as of December 31, 2010, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

         Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. With the recently completed merger with TWPG, we have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a mid-tier focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle-market and continue to align our investment banking coverage with our research footprint.

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

         Establishment of our Trust Company.  During 2010, we applied to the Office of the Comptroller of the Currency ("OCC") to become a Trust Company; our application is pending. If we obtain approval, we would create a subsidiary that provides a wide range of trust, investment, agency and custodial services for our individual and corporate clients.

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

We rely on the expertise acquired in our market area over our 120-year history, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SRO"), principally FINRA, the Municipal Securities Rulemaking Board, and securities exchanges. SROs adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way we conduct our business.

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

Our U.S. broker-dealer subsidiaries are required by federal law to belong to Securities Investors Protection Corporation ("SIPC"). When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. If SIPC fund levels become inadequate, certain of our domestic broker-dealer subsidiaries may be required to pay a special assessment.

As broker-dealers, Stifel Nicolaus, TWP, and CSA are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers. Broker-dealers may be prohibited from expanding their business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and SROs, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and TWP have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method, whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). Both methods allow broker-dealers to increase their commitments to customers only to the extent their net capital is deemed adequate to support an increase. Our European subsidiaries, SN Ltd and TWPIL, are subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. For further discussion of our net capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The U.S. government recently enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act ("Dodd-Frank Act"). Because of the nature of our business and business practices, this legislation may have a significant direct impact on our operations. However, because many of the implementing regulations will result from further studies and are yet to be written by the various regulatory agencies, the impact is uncertain.

SN Canada, our registered Canadian broker-dealer subsidiary, is subject to regulation by the securities commissions of Ontario, Quebec, Alberta, British Columbia, Manitoba, Saskatchewan, and Nova Scotia; is a member of the Investment Industry Regulatory Organization of Canada ("IIROC"); and is a participating organization of the Toronto Stock Exchange, a member of the TSX Venture Exchange, and a dealer with the Canadian National Stock Exchange.

The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, which are responsible for the enforcement of, and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members.

SN Canada is required by the IIROC to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. The CIPF provides protection for securities and cash held in client accounts. This coverage does not protect against market fluctuations.

See the section entitled "Liquidity and Capital Resources" in Item 7 of this report for further information on SEC, FINRA, FSA, and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation ("FDIC") and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). We may be required to increase our regulatory capital and pay higher FDIC premiums, including special assessments, due to the impact of increased bank failures over the last two years on the insurance fund of the FDIC.

The statistical disclosures required to be made by a bank holding company are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

In addition, TWP and several other wholly owned subsidiaries of ours, including Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, TW Asset Management LLC, and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

As a public company whose common stock is listed on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange ("CHX"), we are subject to corporate governance requirements established by the SEC, NYSE, and CHX, as well as federal and state law. Under the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of our Audit and Compensation Committees, ethical standards for our senior financial officers, implementation of an internal control structure and procedures for financial reporting, and additional responsibilities regarding financial statements for our Chief Executive Officer and Chief Financial Officer and their assessment of our internal controls over financial reporting. Compliance with all aspects of the Act, particularly the provisions related to management's assessment of internal controls, has imposed additional costs on our company, reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

Executive Officers

Information regarding our executive officers and their ages as of February 28, 2011, are as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	52	Co-Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus.
Thomas W. Weisel	70	Co-Chairman of the Board of Directors of the Company.
Scott B. McCuaig	61	Senior Vice President and Director of the Company and President, Co-Chief Operating Officer, and Director of Stifel Nicolaus.
James M. Zemlyak	51	Senior Vice President, Chief Financial Officer, Treasurer, and Director of the Company and Executive Vice President, Co-Chief Operating Officer, and Director of Stifel Nicolaus.
Richard J. Himelfarb	69	Vice Chairman, Senior Vice President, and Director of the Company and Executive Vice President, Chairman of Investment Banking, and Director of Stifel Nicolaus.
David M. Minnick	54	Senior Vice President and General Counsel of the Company and Stifel Nicolaus.
Thomas P. Mulroy	49	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Institutional Group, and Director of Stifel Nicolaus.
Victor J. Nesi	50	Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, Co-Director of Institutional Group, and Director of Stifel Nicolaus.
Ben A. Plotkin	55	Vice Chairman, Senior Vice President, and Director of the Company and Executive Vice President of Stifel Nicolaus.
David D. Sliney	41	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus.

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

Thomas W. Weisel was elected Co-Chairman of the Board of Directors of our company in August 2010 after the completion of the merger between our company and Thomas Weisel Partners Group, Inc. Prior thereto, Mr. Weisel served as Chairman and CEO of Thomas Weisel Partners Group, Inc., a firm he founded, from 1998 to June 2010. Prior to founding Thomas Weisel Partners, Mr. Weisel was a founder, in 1971, of Robertson, Coleman, Siebel & Weisel that became Montgomery Securities in 1978, where he was Chairman and CEO until September 1998. Mr. Weisel served as a Board Member of the Stanford Endowment from 2001 to 2009 and as an Advisory Board Member of Harvard Business School from 2007 to 2009. Mr. Weisel served as a director on the NASDAQ Stock Market board of directors from 2002 to 2006.

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

Richard J. Himelfarb has served as Senior Vice President and Director of our company and Executive Vice President and Director of Stifel Nicolaus since December 2005. Mr. Himelfarb was designated Chairman of Investment Banking in July 2009. Prior to that, Mr. Himelfarb served as Executive Vice President and Director of Investment Banking from December 2005 through July 2009. Prior to joining our company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995, having previously served as Senior Vice President from November 1983.

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

Thomas P. Mulroy has served as Senior Vice President and Director of our company and Executive Vice President and Director of Stifel Nicolaus since December 2005. Mr. Mulroy was named Co-Director of our Institutional Group in July 2009. Prior to that, Mr. Mulroy served as Director of Equity Capital Markets from December 2005 through July 2009. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining our company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

Victor J. Nesi has served as Executive Vice President, Director of Investment Banking, and Co-Director of our Institutional Group since July 2009. Mr. Nesi has served as Director of our company since August 2009. Mr. Nesi has responsibility for corporate finance investment banking activities and is Co-Director of our Capital Markets segment. Mr. Nesi has more than 20 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch's investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

Ben A. Plotkin has been Vice Chairman, Senior Vice President, and Director of our company since August 2007 and Executive Vice President of Stifel Nicolaus since February 2007. Mr. Plotkin also served as Chairman and Chief Executive Officer of Ryan Beck & Company, Inc. from 1997 until its acquisition by our company in 2007. Mr. Plotkin was elected Executive Vice President of Ryan Beck in 1990. Mr. Plotkin became a Senior Vice President of Ryan Beck in 1989 and was appointed First Vice President of Ryan Beck in December of 1987. Mr. Plotkin joined Ryan Beck in May of 1987 as a Director and Vice President in the Investment Banking Division.

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

AVAILABLE INFORMATION

Our internet address is www.stifel.com. We make available, free of charge, through a link to the SEC web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additionally, we make available on our web site under "Investor Relations - Corporate Governance," and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: Executive Committee charter, Audit Committee charter, Compensation Committee charter, Nominating/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our web site any modifications to any of the available documents. The information on our website is not incorporated by reference into this report. Our Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, Missouri 63102, telephone: (314) 342-2000.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, or future results of operations. Although the risks described below are those that management believes are the most significant, these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially affect our business, financial condition, or future results of operations. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

Our results of operations may be adversely affected by conditions in the global financial markets and economic downturn.

We are engaged in various financial services businesses. As such, we are affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including the inflation rate, the related impact on the securities markets, including changes in volume and price levels of securities, fluctuations in interest rates, reduced investor confidence, and a slowdown in economic activity. These conditions historically have impacted our trading volume and net revenues and affected our profitability. Additionally, a decline in the strength of the U.S. economy can lead to deterioration in credit quality and decreased loan demand. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and potentially reduced investment banking revenues, given that associated fees are directly related to the number and size of transactions in which we participate.

A significant portion of our revenue is derived from commissions, margin interest revenue, principal transactions, asset management and service fees, and investment banking fees. Accordingly, severe market fluctuations, weak economic conditions, or a decline in stock prices, trading volumes, or liquidity could have an adverse effect on our profitability. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and reduced investment banking revenues.

Declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios and may result in the failure of buyers and sellers of securities to fulfill their settlement obligations, as well as the failure of our clients to fulfill their credit and settlement obligations. Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser's indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

In addition, in certain transactions, we are required to post collateral to secure our obligations to our counterparties. In the event of a bankruptcy or insolvency proceeding involving such counterparties, we may experience delays in recovering our assets posted as collateral or may incur a loss to the extent that a counterparty was holding collateral in excess of our obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, and results of operations.

Recent legislative and regulatory actions, and any such future actions, to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity, or stock price.

Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States and abroad. The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry, and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized.

Certain provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the establishment of a fiduciary standard for broker-dealers, the imposition of capital requirements on financial holding companies, and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. Other regulatory changes and proposed changes concerning municipal securities and the issuance of public debt may adversely impact our business. These initiatives include changes to existing 'pay to play' rules for brokers, dealers, and municipal securities dealers; expansion of disclosure, suitability and pricing obligations for brokers, dealers and municipal securities dealers; and changes in the definition of, and registration requirements for, municipal advisers.

A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way in which we conduct our business. These legislative and regulatory initiatives could require us to change certain of our business practices, impose additional costs on us, limit the products that we offer, result in a loss of revenue, limit our competitiveness or our ability to pursue business opportunities, cause business disruptions, impact the value of assets that we hold, or otherwise adversely affect our business, results of operations, or financial condition. The long-term impact of these initiatives on our business practices and revenues will depend upon the successful implementation of our strategies and competitors' responses to such initiatives, all of which are difficult to predict.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

Liquidity is essential to our business. If we have insufficient liquid assets, we will be forced to curtail our operations, and our business will suffer. Our assets, consisting mainly of cash or assets readily convertible into cash, are our principal source of liquidity. These assets are financed primarily by our equity capital, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, customer deposits, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

The capital and credit markets have been experiencing volatility and disruption since early 2008, and reached unprecedented levels during the first quarter of 2009. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. Despite recent improvements in market conditions, if market disruption and volatility return to the unprecedented levels reached in early 2009 or worsen, there can be no assurance that we will not experience an adverse effect, which may be material to our business, financial condition, and results of operations and affect our ability to access capital.

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

Stock markets in general, and stock prices of financial services firms in particular, including us, have in recent years, experienced significant price and volume fluctuations. The market price of our common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in an overall decline in the market price of our common stock. Factors that could significantly impact the volatility of our stock price include:

  developments in our business or in the financial sector generally, including the effect of direct governmental action in the financial markets generally and with respect to financial institutions in particular;
  regulatory changes affecting our operations;
  the operating and securities price performance of companies that investors consider to be comparable to us;
  announcements of strategic developments, acquisitions, and other material events by us or our competitors; and
  changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or asset valuations, or volatility.

Significant declines in the market price of our common stock or failure of the market price of our common stock to increase could harm our ability to recruit and retain key employees, including our executives and financial advisors and other key professional employees and those who have joined us from companies we have acquired, reduce our access to debt or equity capital, and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with future acquisitions.

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

We compete directly with national full-service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from new entrants into the market and increased use of alternative sales channels by other firms. Domestic commercial banks and investment banking boutique firms have entered the broker-dealer business, and large international banks have begun serving our markets as well. Legislative and regulatory initiatives intended to ease restrictions on the sale of securities and underwriting activities by commercial banks have increased competition. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others. This increased competition could cause our business to suffer.

The industry of electronic and/or discount brokerage services is continuing to develop. Increased competition from firms using new technology to deliver these products and services may materially and adversely affect our operating results and financial position. Competitors offering internet-based or other electronic brokerage services may have lower costs and offer their customers more attractive pricing and more convenient services than we do. In addition, we anticipate additional competition from underwriters who conduct offerings of securities through electronic distribution channels, bypassing financial intermediaries such as us altogether. These and other competitive pressures may have an adverse effect on our competitive position and, as a result, our operations, financial condition, and liquidity.

Regulatory and legal developments could adversely affect our business and financial condition.

The financial services industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business. We could be subject to civil liability, criminal liability, or sanctions, including revocation of our subsidiaries' registrations as investment advisors or broker-dealers, revocation of the licenses of our financial advisors, censures, fines, or a temporary suspension or permanent bar from conducting business if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our business, financial condition, and prospects. Moreover, our independent contractor subsidiaries, CSA and SN Ltd, give rise to a potentially higher risk of noncompliance because of the nature of the independent contractor relationships involved.

As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. The recent economic and political environment has caused regulators to increase their focus on the regulation of the financial services industry, including introducing proposals for new legislation. We are unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.  For additional information regarding our regulatory environment and our approach to managing regulatory risk, see Item 1, "Business - Regulation," and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief.

The regulatory investigations include inquiries from the SEC, FINRA, and several state regulatory authorities requesting information concerning our activities with respect to auction rate securities ("ARS") and in connection with certain investments made by other post-employment benefit ("OPEB") trusts formed by five Southwestern Wisconsin school districts.

In turbulent economic times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. These risks include potential liability under securities and other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives, and potential liability for other advice we provide to participants in strategic transactions. Legal actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could materially adversely affect our business, financial condition, or results of operations, or cause us serious reputational harm.

For a discussion of our legal matters, including ARS and OPEB litigation, and our approach to managing legal risk, see Item 3, "Legal Proceedings," and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Failure to comply with regulatory capital requirements would significantly harm our business.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require Stifel Nicolaus, TWP, and CSA, our broker-dealer subsidiaries, to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to limitations on their activities, or in extreme cases, suspension or revocation of their registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and, ultimately, liquidation. Our European subsidiaries, SN Ltd and TWPIL, are subject to similar limitations under applicable laws in the United Kingdom. Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects. In addition, as a bank holding company, we and our bank subsidiary are subject to various regulatory requirements administered by the federal banking agencies, including capital adequacy requirements pursuant to which we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. See Item 1, "Business - Regulation," for additional information regarding our regulatory environment.

We have experienced significant pricing pressure in areas of our business, which may impair our revenues and profitability.

In recent years, our business has experienced significant pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend towards using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

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

Our ability to attract, develop, and retain highly skilled and productive employees is critical to the success of our business.

Our people are our most valuable asset. Our ability to develop and retain our client base and to obtain investment banking and advisory engagements depends upon the reputation, judgment, business generation capabilities, and project execution skills of highly skilled and often highly specialized employees, including our executive officers. The unexpected loss of services of any of these key employees and executive officers, or the inability to recruit and retain highly qualified personnel in the future, could have an adverse effect on our business and results of operations.

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

We may recruit financial advisors, make strategic acquisitions of businesses, or divest or exit existing businesses, which could cause us to incur unforeseen expenses and could have disruptive effects on our business and may strain our resources.

Our growth strategies have included, and will continue to include, the recruitment of financial advisors and strategic acquisitions. Over the last few years, we have completed several significant acquisitions. These acquisitions or any acquisition that we determine to pursue will be accompanied by a number of risks. The growth of our business and expansion of our client base have strained, and may continue to strain, our management and administrative resources. Costs or difficulties relating to such transactions, including integration of financial advisors and other employees, products and services, technology systems, accounting systems, and management controls, may be greater than expected. Unless offset by a growth of revenues, the costs associated with these investments will reduce our operating margins. In addition, because, as noted above, financial professionals typically take their clients with them when they leave, if key employees or other senior management personnel of the businesses we have acquired determine that they do not wish to remain with our company over the long term or at all, we would not inherit portions of the client base of those businesses, which would reduce the value of those acquisitions to us.

In addition to past growth, we cannot assure investors that we will be able to manage our future growth successfully. The inability to do so could have a material adverse effect on our business, financial condition, and results of operations. After we announce or complete any given acquisition in the future, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. We may be unable to retain key personnel after any such transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses, and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from any such transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

Moreover, to the extent we pursue increased expansion to different geographic markets or grow generally through additional strategic acquisitions, we cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms, or that we will be able to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and involve firms located in regions of the United States where we do not currently operate, or internationally. To acquire and integrate a separate organization would further divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may need to borrow money to finance acquisitions, which would increase our leverage. Such funds might not be available on terms as favorable to us as our current borrowing terms or at all.

The rapid growth of Stifel Bank may expose us to increased operational risk, credit risk, and sensitivity to market interest rates along with increased regulation, examinations, and supervision by regulators.

We have experienced rapid growth in the balance sheet of Stifel Bank. The increase is primarily attributable to the growth in securities-based loans and deposits as a result of the UBS Acquired Locations acquisition. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration-related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities. In addition, Stifel Bank has significantly grown its mortgage banking business. Although we believe we have adequate underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis."

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, we are more sensitive to changes in interest rates, in the shape of the yield curve, or in relative spreads between market interest rates.

The monetary, tax, and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. An important function of the Federal Reserve is to regulate the national supply of bank credit and market interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits, which may also affect the value of our on-balance sheet and off-balance sheet financial instruments. We cannot predict the nature or timing of future changes in monetary, tax, and other policies or the effect that they may have on our activities and results of operations.

In addition, Stifel Bank is heavily regulated at the state and federal level. This regulation is to protect depositors, federal deposit insurance funds, consumers, and the banking system as a whole, not our stockholders. Federal and state regulations can significantly restrict our businesses, and we are subject to various regulatory actions, which could include fines, penalties, or other sanctions for violations of laws and regulatory rules if we are ultimately found to be out of compliance.

We may experience losses associated with mortgage repurchases and indemnification obligations.

Through Stifel Bank, in the normal course of business, we originate residential mortgage loans and sell them to investors. We are subject to the inherent risk associated with selling mortgage loans in the secondary market. We may be required to repurchase mortgage loans that have been sold to investors in the event there are breaches of certain representations and warranties contained within the sales agreements. While we have yet to repurchase a loan sold to an investor, we may be required to repurchase mortgage loans that were sold to investors in the event that there was inadequate underwriting or fraud, or in the event that the loans become delinquent shortly after they are originated. We also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, and results of operations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor, and control our operational, legal, and regulatory risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. In addition, we have undergone significant growth in recent years. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. We must also address potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest, but identifying and managing potential conflicts of interest can be complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for more information on how we monitor and manage market and certain other risks.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements, which are important to attract and retain financial advisors.

We rely extensively on electronic data processing and communications systems. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and industry demands is critical for our business. Introduction of new technologies presents new challenges on a regular basis. In addition to better serving our clients, the effective use of technology increases efficiency and enables our company to reduce costs. Our future success will depend, in part, upon our ability to successfully maintain and upgrade our systems and our ability to address the needs of our clients by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively upgrade our systems, implement new technology-driven products and services, or be successful in marketing these products and services to our clients.

Our operations and infrastructure and those of the service providers upon which we rely may malfunction or fail.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people, or systems, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or reputational damage.

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

We also face the risk of operational failure, termination, or capacity constraints of any of the clearing agents, exchanges, clearing houses, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our operations also rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties', or third parties' operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

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

As part of our business strategy, we may continue to seek opportunities for growth through strategic acquisitions, in which we may consider issuing equity securities as part of the consideration. Additionally, we may obtain additional capital through the public or private sale of equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences, and privileges more favorable than those of the common stock. Moreover, if we issue additional shares of common stock in connection with future acquisitions or as a result of a financing, investors' ownership interest in our company will be diluted.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock or the exercise of such securities, could be substantially dilutive to stockholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or securities convertible into or exchangeable for common stock.

We are subject to risks of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence, or acts of fraud by our employees.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules, and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect our company. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our bylaws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors, or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.  For a discussion of our legal matters (including ARS and OPEB litigation) and our approach to managing legal risk, see Item 3, "Legal Proceedings."

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending litigation and claims has increased over the last several years. The amount of outside attorneys' fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations as such fees occur. Securities class action litigation, in particular, is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

Misconduct by our employees or by the employees of our business partners could harm us and is difficult to detect and prevent.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with which we do business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2010. We lease or sublease all of these properties. All properties are leased under operating leases. Such leases expire at various times through 2021. We have multiple sublease arrangements for approximately 40,000 square feet of office space in San Francisco, California, the terms of which expire on April 30, 2012.

Location	Approximate Square Footage	Use
St. Louis, Missouri	127,000	Headquarters and administrative offices of Stifel Nicolaus, Global Wealth Management operations (including CSA), and Institutional Group operations.
New York, New York	103,000	Global Wealth Management and Institutional Group operations.
Baltimore, Maryland	76,000	Institutional Group operations and Administrative offices.
San Francisco, California	68,000	Global Wealth Management and Institutional Group operations.
Florham Park, New Jersey	50,000	Global Wealth Management and Institutional Group operations.
Toronto, Ontario	20,000	Institutional Group operations.

We also maintain operations in 305 branch offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. Our Global Wealth Management segment leases 285 offices, which are primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. In addition, Stifel Bank leases one location in the St. Louis area for its administrative offices and operations. Our Institutional Group segment leases 19 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of CSA, our independent contractor firm, are the responsibility of the respective independent financial advisors. The Geneva and Madrid Institutional Group branch offices are the responsibility of the respective consultancies associated with SN Ltd.

See Note 18 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations, and regulatory investigations. In view of the number and diversity of claims against the company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

The regulatory investigations include inquiries from the SEC and a state regulatory authority relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDO"). We are fully cooperating with the SEC and the state regulatory authority in these investigations and have provided information and testimony.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs").

The suit arises out of purchases of certain CDO by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDO. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Since the investments were made, we believe their value has declined significantly and may ultimately result in a total loss for the OPEB trusts.  The Plaintiffs have asserted that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank.  The recourse of Depfa Bank, as the lender, is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud, and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages, and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDO, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint, denying the substantive allegations and asserting various affirmative defenses. Stifel Nicolaus and the RBC entities have asserted cross-claims for indemnity and contribution against each other. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

Prior to the acquisition of TWPG, FINRA commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol "SF." The closing sale price of our common stock as reported on the New York Stock Exchange on February 23, 2011, was $70.00. As of that date, our common stock was held by approximately 15,400 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2010		2009
	High	Low	High	Low

First quarter	$59.63	$49.60	$48.41	$29.13
Second quarter	$59.51	$43.05	$52.33	$41.00
Third quarter	$50.00	$42.68	$57.23	$43.43
Fourth quarter	$63.13	$43.88	$59.54	$50.76

We did not pay cash dividends during 2010 or 2009 and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 20 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2010. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended December 31, 2010.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares. At December 31, 2010, the maximum number of shares that may yet be purchased under this plan was 2,038,517.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor's 500 Index ("S&P 500"), and the Securities Broker-Dealer Index for the five year period ended December 31, 2010. The AMEX Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index does not include our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2005, in our common stock, the Peer Group Index, the S&P 500 Index, and the AMEX Securities Broker-Dealer Index, with reinvestment of dividends.

	2006	2007	2008	2009	2010
Stifel Financial Corp.	$104	$140	$183	$236	$248
Peer Group	$135	$132	$91	$122	$139
S&P 500 Index	$116	$122	$77	$97	$112
AMEX Securities Broker-Dealer Index	$123	$106	$39	$59	$62

* Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Oppenheimer Holdings, Inc.	SWS Group, Inc.
Sanders Morris Harris Group Inc.	Stifel Financial Corp.
Raymond James Financial, Inc.	Piper Jaffray Companies

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Principal transactions	$453,533	$458,188	$293,285	$139,248	$86,365
Commissions	445,260	345,520	341,090	315,514	199,056
Investment banking	218,104	125,807	83,710	169,413	82,856
Asset management and service fees	193,159	117,357	122,773	101,610	57,713
Interest	65,326	46,860	50,148	59,071	35,804
Other income/(loss)	19,855	9,138	(2,159)	8,234	9,594
Total revenues	1,395,237	1,102,870	888,847	793,090	471,388
Interest expense	13,211	12,234	18,510	30,025	19,581
Net revenues	1,382,026	1,090,636	870,337	763,065	451,807

Non-interest expenses:
Compensation and benefits	1,056,202	718,115	582,778	543,021	329,703
Occupancy and equipment rental	115,742	89,741	67,984	57,796	30,751
Communications and office supplies	69,929	54,745	45,621	42,355	26,666
Commissions and floor brokerage	26,301	23,416	13,287	9,921	6,388
Other operating expenses	114,081	84,205	68,898	56,126	31,930
Total non-interest expenses	1,382,255	970,222	778,568	709,219	425,438

Income before income tax expense	(229)	120,414	91,769	53,846	26,369
Provision for income taxes	(2,136)	44,616	36,267	21,676	10,938
Net income	$1,907	$75,798	$55,502	$32,170	$15,431

Earnings per common share:
Basic	$0.06	$2.68	$2.31	$1.48	$0.89
Diluted	$0.05	$2.35	$1.98	$1.25	$0.74

Weighted average number of common shares outstanding:
Basic	32,482	28,297	24,069	21,754	17,269
Diluted	38,448	32,294	28,073	25,723	20,863
Financial Condition
Total assets	$4,218,030	$3,167,356	$1,558,145	$1,499,440	$1,084,774
Long-term obligations	$90,741	$101,979	$106,860	$124,242	$98,379
Shareholders' equity	$1,258,798	$873,446	$593,185	$424,637	$220,265

On May 12, 2008, our Board of Directors approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on June 12, 2008 to stockholders of record as of May 29, 2008. Per share data, for all periods presented, have been adjusted to give effect to this stock split.

The following items should be considered when comparing the data from year-to-year: 1) the continued expansion of our Private Client Group, including the acquisition of MJSK in December 2006; 2) the acquisition of Ryan Beck in February 2007; 3) the acquisition of FirstService Bank in April 2007; 4) the acquisition of Butler Wick on December 31, 2008; 5) the acquisition of the UBS Acquired Locations during the third and fourth quarters of 2009; 6) the merger with TWPG on July 1, 2010; and 7) the acceleration of our deferred compensation expense during 2010 as a result of the plan modification. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," made part hereof, for a discussion of these items and other items that may affect the comparability of data from year-to-year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Unless otherwise indicated, the terms "we," "us," "our," or "our company" in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

Executive Summary

We operate as a financial services and bank holding company. We have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are: (i) private client services, including securities transaction and financial planning services; (ii) institutional equity and fixed income sales, trading and research, and municipal finance; (iii) investment banking services, including mergers and acquisitions, public offerings, and private placements; and (iv) retail and commercial banking, including personal and commercial lending programs.

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional and corporate clients quality, personalized service, with the theory that if we place clients' needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street. We have grown our business both organically and through opportunistic acquisitions.

We plan to maintain our focus on revenue growth with a continued appreciation for the development of quality client relationships. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our capital markets business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we will continue to seek out opportunities that allow us to take advantage of the consolidation among middle-market firms, whereby allowing us to increase market share in our private client and institutional group businesses.

Our ability to attract and retain highly skilled and productive employees is critical to the success of our business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop, and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. ("TWPG"), an investment bank focused principally on the growth sectors of the economy, which generated revenues from three principal sources: investment banking, brokerage, and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provided equity sales and trading services to institutional investors and offered brokerage and advisory services to high net worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products, and distribution management. We believe the combination of our company and TWPG will allow us to realize the benefits of the firms' highly complementary investment banking and research platforms; accelerate our investment banking business growth by expanding our presence in key growth areas of the global economy, particularly in Technology, Healthcare, and Natural Resources; raise our profile within the venture capital community, where TWPG maintains key relationships; enhance our mergers and acquisitions advisory services and equities lead manager credentials; and realize benefits from the expansion of our west coast market presence and the expansion of our international capabilities through the operations of SN Canada.

The employees of the investment banking, research, and institutional brokerage businesses of Thomas Weisel Partners, LLC ("TWP"), a wholly owned subsidiary of TWPG, were transitioned into Stifel Nicolaus during the third quarter of 2010. TWP will remain a wholly owned broker-dealer subsidiary of our company.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets, our expansion of the Institutional Group segment, and the continued expansion of our Global Wealth Management segment. Despite the significant volatility in the market during the first half of 2010, we began to see signs of improvement in the capital markets during the third and fourth quarters of 2010. At December 31, 2010, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ, and the S&P 500 closed 11.0%, 16.9%, and 12.8%, respectively, higher than their December 31, 2009 closing prices.

Results for the year ended December 31, 2010

For the year ended December 31, 2010, our net revenues increased 26.7% to a record $1.4 billion compared to $1.1 billion for the prior year, which represents our fifteenth consecutive annual increase in net revenues. Net income decreased 97.5% to $1.9 million for the year ended December 31, 2010, compared to $75.8 million in 2009. Net income for 2010 included several significant expense items (after-tax): (1) $106.4 million of deferred compensation expense due to the modification of our deferred compensation plan, and (2) merger-related expenses of $16.5 million related to the merger with TWPG.

Our revenue growth was primarily derived from improved equity market conditions, the acquisition of the UBS Acquired Locations at the end of 2009, and the recently completed merger with TWPG. The increase in financial advisors, client assets, and productivity and the improving equity capital markets have contributed to the increase in our commissions and asset management fee revenues. Principal transactions revenues, while positively impacted by the improved equity market conditions, remained relatively consistent with 2009 as challenging fixed income market conditions negatively impacted our principal transaction revenues. Our fixed income institutional brokerage business was negatively impacted by the challenging fixed income market conditions during 2010, which contributed to lower trading volumes and the tightening of corporate bond spreads. The improved market conditions and our merger with TWPG have contributed to the improvement in our investment banking revenues from 2009. Our business does not produce predictable earnings and is affected by many risk factors, such as the global economic and credit slowdown, among others.

While we have experienced an increase in market share due to market upheaval, we have incurred additional expenses related to increased SIPC assessments, higher FDIC premiums, including special assessments, increased litigation costs, and an increase in the cost of growth as we continue our expansion efforts. These additional costs have reduced our profit margins and may continue to do so in the future if our revenue growth does not absorb the additional costs of operating in the current environment. In addition to our increased operating costs resulting from organic growth, we incurred significant costs related to the acquisition of TWPG and a significant increase in compensation and benefits expense resulting from the acceleration of our deferred compensation plan, which aligned the requirements for vesting with that of the TWPG deferred compensation plan.

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services, as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers' assets under management.

Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. We do not have any significant direct exposure to the sub-prime market, but are subject to market fluctuations resulting from news and corporate events in the sub-prime mortgage markets, associated write-downs by other financial services firms, and interest rate fluctuations. Stock prices for companies in this industry, including Stifel Financial Corp., have been volatile as a result of reactions to the global credit crisis and the continued volatility in the financial services industry.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us. This increased focus has resulted in the Dodd-Frank Act, which was signed into law during the third quarter of 2010. The Dodd-Frank Act will significantly restructure and increase regulation in the financial services industry, which could increase our cost of doing business, change certain business practices, and alter the competitive landscape.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Revenues:
Principal transactions	$453,533	$458,188	$293,285	(1.0)%	56.2%	32.8%	42.0%	33.7%
Commissions	445,260	345,520	341,090	28.9	1.3	32.2	31.7	39.2
Investment banking	218,104	125,807	83,710	73.4	50.3	15.8	11.5	9.6
Asset management and service fees	193,159	117,357	122,773	64.6	(4.4)	14.0	10.8	14.1
Interest	65,326	46,860	50,148	39.4	(6.6)	4.7	4.3	5.7
Other income/(loss)	19,855	9,138	(2,159)	117.3	*	1.5	0.8	(0.2)
Total revenues	1,395,237	1,102,870	888,847	26.5	24.1	101.0	101.1	102.1
Interest expense	13,211	12,234	18,510	8.0	(33.9)	1.0	1.1	2.1
Net revenues	1,382,026	1,090,636	870,337	26.7	25.3	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,056,202	718,115	582,778	47.1	23.2	76.4	65.8	67.0
Occupancy and equipment rental	115,742	89,741	67,984	29.0	32.0	8.4	8.2	7.8
Communication and office supplies	69,929	54,745	45,621	27.7	20.0	5.1	5.0	5.2
Commissions and floor brokerage	26,301	23,416	13,287	12.3	76.2	1.9	2.2	1.5
Other operating expenses	114,081	84,205	68,898	35.5	22.2	8.3	7.8	7.9
Total non-interest expenses	1,382,255	970,222	778,568	42.5	24.6	100.1	89.0	89.4

Income before income taxes	(229)	120,414	91,769	(100.0)	31.2	(0.1)	11.0	10.6
Provision for income taxes	(2,136)	44,616	36,267	(104.8)	23.0	(0.2)	4.1	4.2
Net income	$1,907	$75,798	$55,502	(97.5)%	36.6%	0.1%	6.9%	6.4%

* Percentage not meaningful.

For the year ended December 31, 2010, our net revenues increased 26.7% to a record $1.4 billion compared to $1.1 billion for the prior year, which represents our fifteenth consecutive annual increase in net revenues. Net income decreased 97.5% to $1.9 million for the year ended December 31, 2010, compared to $75.8 million in 2009. Net income for 2010 included several significant expense items (after-tax): (1) $106.4 million of deferred compensation expense due to the modification of our deferred compensation plan, and (2) merger-related expenses of $16.5 million related to the merger with TWPG.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
Principal transactions	$453,533	$458,188	$293,285	(1.0)%	56.2%
Commissions	445,260	345,520	341,090	28.9	1.3
Investment banking:
Capital raising	135,898	76,563	45,205	77.5	69.4
Advisory	82,206	49,244	38,505	66.9	27.9
	218,104	125,807	83,710	73.4	50.3
Asset management and service fees	193,159	117,357	122,773	64.6	(4.4)
Net interest	52,115	34,626	31,638	50.5	9.4
Other income/(loss)	19,855	9,138	(2,159)	117.3	*
Total net revenues	$1,382,026	$1,090,636	$870,337	26.7%	25.3%

* Percentage is not meaningful.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Except as noted in the following discussion of variances, the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Institutional Group segment, and the acquisitions of the UBS Acquired Locations during the third and fourth quarters of 2009 and TWPG on July 1, 2010. The results of operations for the UBS Acquired Locations are included in our results prospectively from the date of their respective acquisitions. For the year ended December 31, 2010, the acquisition generated net revenues of $111.4 million compared to $27.1 million during 2009. The prior year revenues of the UBS Acquired Locations were generated from the date of acquisition through the end of the year. The investment banking, research, and institutional brokerage businesses of TWPG were integrated with Stifel Nicolaus immediately after the merger; therefore, the revenues, expenses, and net income of the integrated businesses are not distinguishable within the results of our company.

Principal transactions - For the year ended December 31, 2010, principal transactions revenues decreased 1.0% to $453.5 million from $458.2 million in 2009. The growth of our company, both organically and through acquisitions, has been negatively impacted by the challenging fixed income market conditions that existed during most of 2010, which significantly impacted the flow in our fixed income business. The decline in principal transactions from 2009 is primarily attributable to decreases in revenue from corporate bonds and mortgage-backed securities.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products, and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2010, commission revenues increased 28.9% to $445.3 million from $345.5 million in the prior year. The increase is primarily attributable to an increase in the number of financial advisors, client assets, and higher productivity.

Investment banking - Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, (ii) sales credits, and (iii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2010, investment banking revenues increased $92.3 million, or 73.4%, to $218.1 million from $125.8 million in 2009. The increase was primarily attributable to our acquisition of TWPG on July 1, 2010, and improved equity markets during the second half of 2010.

For the year ended December 31, 2010, capital-raising revenues increased $59.3 million, or 77.5%, to $135.9 million from $76.6 million in 2009. For the year ended December 31, 2010, equity capital-raising revenues increased 76.2% to $92.6 million from $52.6 million in 2009. For the year ended December 31, 2010, fixed income capital-raising revenues increased 34.8% to $26.8 million from $19.9 million in 2009.

For the year ended December 31, 2010, strategic advisory fees increased 66.9% to $82.2 million from $49.2 million in the prior year. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value from the prior year.

Asset management and service fees - Asset management and service fees include fees for asset-based financial services provided to individuals and institutional clients, fees from investment partnerships we manage, and fees we earn from the management of equity distributions we receive from our clients. Asset management and service fees are charged based on the value of assets in fee-based accounts. Asset management and service fees are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the year ended December 31, 2010, asset management and service fee revenues increased 64.6% to $193.2 million from $117.4 million in 2009. The increase is primarily a result of an increase in the value of assets in fee-based accounts, the number of managed accounts during 2010, and the impact of the addition of the TWPG asset management business.  During the year ended December 31, 2010, we experienced a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers of approximately $50.0 million compared to approximately $30.0 million in the prior year. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Other income - For the year ended December 31, 2010, other income increased $10.8 million to $19.9 million from $9.1 million in 2009. The increase is primarily attributable to an increase in investment gains on our private equity investments, which were acquired from TWPG, of $4.8 million and the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board Options Exchange to shares in conjunction with its initial public offering during the second quarter of 2010 and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Except as noted in the following discussion of variances, the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Capital Markets segment, the acquisition of Butler Wick on December 31, 2008, and the closing of the UBS Acquired Locations acquisition during the third and fourth quarters of 2009. The results of operations for the UBS Acquired Locations are included in our results prospectively from the date of their respective conversion. For the year ended December 31, 2009, these business acquisitions generated net revenues of $23.0 million and $27.1 million, respectively.

Principal transactions - For the year ended December 31, 2009, principal transactions revenue increased 56.2% to $458.2 million from $293.3 million in 2008. The increase was primarily attributable to increased principal transactions, primarily in corporate debt, over-the-counter ("OTC") equity, mortgage-backed bonds, and municipal debt as a result of turbulent markets and customers returning to traditional fixed income products.

Commissions - For the year ended December 31, 2009, commission revenues increased 1.3% to $345.5 million from $341.1 million in 2008. While the equity markets began showing signs of improvement during the second half of 2009, the volatility in capital markets during the first half of 2009 resulted in modest revenue growth for the year ended December 31, 2009. The continued expansion of our private client group through acquisitions and organic growth was offset by a decrease in trading volumes, as customers returned to traditional fixed income products.

Investment banking - For the year ended December 31, 2009, investment banking revenues increased 50.3% to $125.8 million from $83.7 million in the prior year.

Capital-raising revenues increased 69.4% to $76.6 million for the year ended December 31, 2009, from $45.2 million in 2008. Equity and fixed income capital-raising revenues were $52.6 million and $19.9 million, respectively, an increase of $23.8 million, or 82.6%, and $8.6 million, or 76.2%, respectively, from the prior year.

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

Strategic advisory fees increased 27.9% to $49.2 million for the year ended December 31, 2009, from $38.5 million in 2008. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the prior year.

Asset management and service fees - For the year ended December 31, 2009, asset management and service fee revenues decreased 4.4% to $117.4 million from $122.8 million in 2008. The decrease was primarily a result of a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers and lower assets under management as a result of market depreciation, offset by an increase in the number of managed accounts attributable principally to the continued growth of the private client group.  See Assets in Fee-based Accounts included in the table in "Results of Operations - Global Wealth Management."

Other income - For the year ended December 31, 2009, other income increased $11.3 million to $9.1 million from a loss of $2.2 million in 2008. The increase was primarily attributable to the reduction of investment losses during the year ended December 31, 2009, offset by the recognition of other-than-temporary impairment of $1.9 million on our held-to-maturity debt security.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$385,040	$16,532	4.29%	$290,043	$12,499	4.31%	$382,536	$20,930	5.47%
Interest-earning assets (Stifel Bank) *	1,293,339	35,146	2.72%	687,232	20,283	2.95%	273,893	15,253	5.57%
Stock borrow (Stifel Nicolaus)	78,313	22	0.03%	32,588	43	0.13%	61,097	733	1.20%
Other (Stifel Nicolaus)		13,626			14,035			13,232
Total interest revenue		$65,326			$46,860			$50,148

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$108,784	$1,102	1.01%	$107,383	$1,065	0.99%	$132,660	$3,021	2.28%
Interest-bearing liabilities (Stifel Bank) *	1,191,747	5,188	0.44%	626,754	4,649	0.74%	229,205	5,434	2.37%
Stock loan (Stifel Nicolaus)	69,507	1,071	1.54%	53,110	570	1.07%	105,424	2,608	2.47%
Interest-bearing liabilities (Capital Trusts)	82,500	5,077	6.15%	82,500	5,488	6.65%	93,019	6,233	6.70%
Other (Stifel Nicolaus)		773			462			1,214
Total interest expense		$13,211			$12,234			$18,510
Net interest income		$52,115			$34,626			$31,638

* See Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Rate Differential table included in "Results of Operations - Global Wealth Management" for additional information on Stifel Bank's average balances and interest income and expense.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2010, net interest income increased 50.5% to $52.1 million from $34.6 million in 2009.

For the year ended December 31, 2010, interest revenue increased 39.4%, or $18.4 million, to $65.3 million from $46.9 million in 2009, principally as a result of a $14.9 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $4.0 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.3 billion during the year ended December 31, 2010, compared to $687.2 million in 2009 at weighted average interest rates of 2.72% and 2.95%, respectively. The average margin balances of Stifel Nicolaus increased to $385.0 million during the year ended December 31, 2010, compared to $290.0 million in 2009 at weighted average interest rates of 4.29% and 4.31%, respectively.

For the year ended December 31, 2010, interest expense increased 8.0% to $13.2 million from $12.2 million in 2009. See "Net Interest Income" table above for more details.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Net interest income - For the year ended December 31, 2009, net interest income increased 9.4% to $34.6 million from $31.6 million in 2008.

For the year ended December 31, 2009, interest revenue decreased 6.6%, or $3.3 million, to $46.9 million from $50.1 million in 2008, principally as a result of an $8.4 million decrease in interest revenue from customer margin borrowing, offset by increased interest revenues of $5.0 million from the interest-earning assets of Stifel Bank. The average margin balances of Stifel Nicolaus decreased to $290.0 million for the year ended December 31, 2009, compared to $382.5 million in 2008 at weighted average interest rates of 4.31% and 5.47%, respectively. The average interest-earning assets of Stifel Bank increased to $687.2 million for the year ended December 31, 2009, compared to $273.9 million in 2008 at weighted average interest rates of 2.95% and 5.57%, respectively.

For the year ended December 31, 2009, interest expense decreased 33.9%, or $6.3 million, to $12.2 million from $18.5 million in the prior year. The decrease was due to decreased interest rates charged by banks on lower levels of borrowings to finance customer borrowing and firm inventory, decreased interest rates on stock loan borrowings, and the extinguishment of $12.5 million of 6.78% Stifel Financial Capital Trust IV Cumulative Preferred Securities in November 2008. See "Net Interest Income" table above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Non-interest expenses:
Compensation and benefits	$1,056,202	$718,115	$582,778	47.1%	23.2%
Occupancy and equipment rental	115,742	89,741	67,984	29.0	32.0
Communications and office supplies	69,929	54,745	45,621	27.7	20.0
Commissions and floor brokerage	26,301	23,416	13,287	12.3	76.2
Other operating expenses	114,081	84,205	68,898	35.5	22.2
Total non-interest expenses	$1,382,255	$970,222	$778,568	42.5%	24.6%

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Except as noted in the following discussion of variances, the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions of TWPG on July 1, 2010, and the UBS Acquired Locations in the third and fourth quarters of 2009, and an increase in administrative overhead to support our growth.

Compensation and benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, transition pay, benefits, amortization of stock-based compensation, employment taxes, and other employee-related costs. A significant portion of compensation expense is comprised of production-based variable compensation, including discretionary bonuses, which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, including base salaries, stock-based compensation amortization, and benefits, are more fixed in nature.

For the year ended December 31, 2010, compensation and benefits expense increased 47.1%, or $338.1 million, to $1.1 billion from $718.1 million in 2009. The increase is primarily attributable to an increase in deferred compensation expense as a result of the modification of our deferred compensation plan. We accelerated all unvested deferred compensation as a result of the plan modification resulting in a non-cash, pre-tax charge of $179.5 million.

Excluding the acceleration of deferred compensation expenses and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 62.9% for the year ended December 31, 2010, compared to 65.8% in 2009.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, of $79.8 million (5.8% of net revenues) for the year ended December 31, 2010, compared to $56.2 million (5.2% of net revenues) in 2009. The upfront notes are amortized over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.

Occupancy and equipment rental - For the year ended December 31, 2010, occupancy and equipment rental expense increased 29.0% to $115.7 million from $89.7 million during the year ended December 31, 2009. The increase was attributable to additional occupancy expense from organic growth and our merger with TWPG, including costs related to abandonment of certain leased property as a result of our continued integration effort. As of December 31, 2010, we had 312 locations compared to 294 at December 31, 2009.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the year ended December 31, 2010, communications and office supplies expense increased 27.7% to $69.9 million from $54.7 million in 2009.

Commissions and floor brokerage - For the year ended December 31, 2010, commissions and floor brokerage expense increased 12.3% to $26.3 million from $23.4 million in 2009.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses, and expenses for professional services.

For the year ended December 31, 2010, other operating expenses increased 35.5% to $114.1 million from $84.2 million during the year ended December 31, 2009. The increase is primarily attributable to the continued growth in all segments during 2010, which included increased license and registration fees, SIPC and FDIC assessments, securities processing fees, travel and promotion, transaction costs associated with the TWPG acquisition, and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims arising from volatile market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes/(benefit) - For the year ended December 31, 2010, our provision for income taxes was a benefit of $2.1 million compared to expense of $44.6 million in 2009.

The current year effective tax rate was impacted by state tax adjustments, a change in our valuation allowance, and an increase in the rate applied to our deferred tax assets, all of which had a noticeable impact on our effective rate because of the small pre-tax loss we incurred for the year. The effective tax rate for the year ended December 31, 2009, was reduced due to the recognition of a tax benefit related to an investment and jobs creation tax credit during the third quarter of 2009.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Except as noted in the following discussion of variances, the increase in non-interest expenses was attributable principally to our continued expansion, increased administrative overhead to support the growth in our segments, and the transaction costs associated with the UBS Acquired Locations acquisition.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense increased 23.2%, or $135.3 million, to $718.1 million from $582.8 million in 2008. The increase in compensation and benefits expense was primarily attributable to increased headcount and higher production-based variable compensation.

Compensation and benefits expense as a percentage of net revenues decreased to 65.8% for the year ended December 31, 2009, from 67.0% in 2008. The decrease in compensation and benefits expense as a percent of net revenues was primarily attributable to increased net revenues as compared to the year ended December 31, 2008, offset by an increase in transition pay and base salaries.

A portion of compensation and benefits expense includes transition pay of $56.2 million (5.2% of net revenues) for the year ended December 31, 2009, compared to $34.3 million (3.9% of net revenues) in 2008. In addition, for the year ended December 31, 2008, compensation and benefits expense included $25.6 million for amortization of units awarded to Legg Mason ("LM Capital Markets") associates, which were fully amortized as of December 31, 2008.

Occupancy and equipment rental - For the year ended December 31, 2009, occupancy and equipment rental expense increased 32.0% to $89.7 million from $68.0 million in 2008. The increase was primarily due to the continued expansion of our segments, which increased our rent and depreciation expense.  As of December 31, 2009, we had 294 locations compared to 225 at December 31, 2008.

Communications and office supplies - For the year ended December 31, 2009, communications and office supplies expense increased 20.0% to $54.7 million from $45.6 million in 2008. The increases were primarily attributable to our continued expansion as we sustained our growth initiatives throughout 2009.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased 76.2% to $23.4 million from $13.3 million in 2008. The increase from the prior year is attributable to a rebate of $1.5 million received during the first quarter of 2008 related to 2007 clearing fees. We received no such rebates in 2009.

Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 22.2% to $84.2 million from $68.9 million in 2008.

The increase was primarily attributable to the continued growth in all segments during 2009, which included increased license and registration fees, SIPC assessments, securities processing fees, travel and promotion, legal expenses, and the UBS Acquired Locations acquisition costs of $3.4 million. The increase in legal expenses was attributable to an increase in litigation associated with ARS investigations and litigation costs to defend industry recruitment claims.

Provision for income taxes - For the year ended December 31, 2009, our provision for income taxes was $44.6 million, representing an effective tax rate of 37.1%, compared to $36.3 million in 2008, representing an effective tax rate of 39.5%. Our 2009 effective tax rate was reduced due to the recognition of a tax benefit of $3.4 million during the third quarter related to an investment and jobs creation tax credit.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other. The UBS Acquired Locations acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our private client group and Stifel Bank customers. As a result, during the third quarter of 2009, we changed how we manage these reporting units, and consequently, they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Institutional Group. Previously reported segment information has been revised to reflect this change.

Our Global Wealth Management segment consists of two businesses, the private client group and Stifel Bank.  The private client group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank, which provides residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Institutional Group segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions, with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the deferred compensation plan modification, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges primarily related to the TWPG acquisition.

We evaluate the performance of our segments and allocate resources to them based on various factors, including prospects for growth, return on investment, and return on revenues.

 Results of Operations - Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Revenues:
Commissions	$321,541	$234,052	$191,542	37.4%	22.2%	38.2%	39.3%	40.4%
Principal transactions	239,851	194,384	124,578	23.4	56.0	28.4	32.6	26.3
Asset management and service fees	192,073	116,818	121,894	64.4	(4.2)	22.8	19.6	25.7
Interest	54,543	35,269	38,207	54.6	(7.7)	6.5	5.9	8.1
Investment banking	22,768	14,906	15,515	52.7	(3.9)	2.7	2.5	3.3
Other income/(loss)	22,202	8,626	(1,174)	157.4	*	2.6	1.5	(0.2)
Total revenues	852,978	604,055	490,562	41.2	23.1	101.2	101.4	103.5
Interest expense	9,709	8,081	16,710	20.1	(51.6)	1.2	1.4	3.5
Net revenues	843,269	595,974	473,852	41.5	25.8	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	503,456	370,157	289,207	36.0	28.0	59.7	62.1	61.0
Occupancy and equipment rental	60,886	50,487	36,200	20.6	39.5	7.2	8.5	7.6
Communication and office supplies	31,356	26,628	19,341	17.8	37.7	3.7	4.4	4.1
Commissions and floor brokerage	12,126	7,606	4,452	59.4	70.9	1.5	1.3	0.9
Other operating expenses	41,422	36,397	23,708	13.8	53.5	4.9	6.1	5.0
Total non-interest expenses	649,246	491,275	372,908	32.2	31.7	77.0	82.4	78.7
Income before income taxes	$194,023	$104,699	$100,944	85.3%	3.7%	23.0%	17.6%	21.3%

* Percentage is not meaningful.

	December 31, 2010	December 31, 2009	December 31, 2008
Branch offices (actual)	285	272	196
Financial advisors (actual)	1,775	1,719	1,142
Independent contractors (actual)	160	166	173

Assets in fee-based accounts:
Value (in thousands)	$13,001,502	$9,309,775	$5,775,565
Number of accounts (actual)	57,220	44,071	24,177

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

NET REVENUES

For the year ended December 31, 2010, Global Wealth Management net revenues increased 41.5% to $843.3 million from $596.0 million in 2009. The increase in net revenues for the year ended December 31, 2010, from the prior year is attributable to growth across all revenue line items, primarily due to an increase in financial advisors and client assets resulting from the acquisition of the UBS Acquired Locations during the third and fourth quarters of 2009 and the acquisition of TWPG on July 1, 2010. For the year ended December 31, 2010, revenues generated in the Global Wealth Management segment from the UBS Acquired Locations was $111.4 million compared to $27.1 million in 2009. The prior year revenues of the UBS Acquired Locations were generated from the date of acquisition through the end of the year.

Commissions - For the year ended December 31, 2010, commission revenues increased 37.4% to $321.5 million from $234.1 million in 2009. The increase is primarily attributable to an increase in agency transactions in mutual fund and insurance products. These increases are primarily attributable to an increase in the number of financial advisors, client assets, and higher productivity. In addition, the market turmoil and downturns, which were at unprecedented levels at the beginning of 2009, have improved in 2010.

Principal transactions - For the year ended December 31, 2010, principal transactions revenues increased 23.4% to $239.9 million from $194.4 million in 2009. The increase is primarily attributable to increased principal transactions, primarily in OTC equity and municipal debt.

Asset management and service fees - For the year ended December 31, 2010, asset management and service fees increased 64.4% to $192.1 million from $116.8 million in 2009. The increase is primarily a result of a 39.7% increase in the value of assets in fee-based accounts in the current year and a 29.8% increase in the number of managed accounts attributable principally to the continued growth of the private client group and the impact of the addition of the TWPG asset management business. During the year ended December 31, 2010, we experienced a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers of approximately $50.0 million compared to approximately $30.0 million in the prior year. See "Assets in fee-based accounts" included in the table above for further details.

Interest revenue - For the year ended December 31, 2010, interest revenue increased 54.6% to $54.5 million from $35.3 million in 2009. The increase is primarily due to an increase in interest revenue from customer margin borrowing to finance trading activity and higher average customer margin balances. The increase is also attributable to the growth of the interest-earning assets of Stifel Bank. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Investment banking - For the year ended December 31, 2010, investment banking revenues, which represents sales credits related to the management of and participation in corporate and public finance underwritings, increased 52.7% to $22.8 million from $14.9 million in 2009. See "Investment banking" in the Institutional Group segment discussion for additional information regarding the changes in our investment banking revenues.

Other income - For the year ended December 31, 2010, other income increased 157.4% to $22.2 million from $8.6 million in 2009. The increase is primarily attributable to an increase in investment gains recorded on our investment that hedges our deferred compensation liability, gains on our private equity investments, and an increase in mortgage fees due to an increase in loan originations at Stifel Bank.

Interest expense - For the year ended December 31, 2010, interest expense increased 20.1% to $9.7 million from $8.1 million in 2009. The increase is primarily due to the growth of the interest-bearing liabilities of Stifel Bank, offset by lower interest rates. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NON-INTEREST EXPENSES

For the year ended December 31, 2010, Global Wealth Management non-interest expenses increased 32.2% to $649.2 million from $491.3 million in 2009.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during 2010. Our expansion efforts include the UBS Acquired Locations acquisition in the third and fourth quarters of 2009 and TWPG on July 1, 2010, as well as organic growth. As of December 31, 2010, we had 285 branch offices compared to 272 at December 31, 2009. In addition, since December 31, 2009, we have added 339 financial advisors and support staff.

Compensation and benefits - For the year ended December 31, 2010, compensation and benefits expense increased 36.0% to $503.5 million from $370.2 million in 2009. The increase is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement during the third quarter of 2010. See "Compensation and benefits" in the Other segment discussion for additional information on the plan modification.

Compensation and benefits expense as a percentage of net revenues decreased to 59.7% for the year ended December 31, 2010, compared to 62.1% in 2009. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to the increase in net revenues and, to a lesser extent, the reduction in deferred compensation expense, offset by an increase in transition pay, which consists of the amortization of upfront notes, which are amortized over a five- to ten-year period, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts. Transition pay was $54.9 million (6.5% of net revenues) for the year ended December 31, 2010, compared to $40.6 million (6.9% of net revenues) in 2009.

Occupancy and equipment rental - For the year ended December 31, 2010, occupancy and equipment rental expense increased 20.6% to $60.9 million from $50.5 million in 2009.

Communications and office supplies - For the year ended December 31, 2010, communications and office supplies expense increased 17.8% to $31.4 million from $26.6 million in 2009.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased 59.4% to $12.1 million from $7.6 million in 2009.

Other operating expenses - For the year ended December 31, 2010, other operating expenses increased 13.8% to $41.4 million from $36.4 million in 2009. The increase is primarily attributable to the growth of our private client business, as well as an increase in litigation costs to defend industry recruiting claims. On a comparative basis, the increase over the prior year is offset by non-recurring license and registration fees, securities processing fees, and travel-related expenses associated with the UBS Acquired Locations acquisition during the fourth quarter of 2009.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2010, income before income taxes increased $89.3 million, or 85.3%, to $194.0 million from $104.7 million in 2009. Profit margins have improved as a result of the increase in revenue growth, a reduction in deferred compensation expense, and a decline in start-up costs associated with the branches we opened during 2009, both organically and through the acquisition of the UBS Acquired Locations.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Except as noted in the following discussion of variances, the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors, the acquisition of Butler Wick on December 31, 2008, and the closing of the UBS Acquired Locations acquisition during the third and fourth quarters of 2009. During the year ended December 31, 2009, we added 99 private client group offices and 645 financial advisors, including 56 offices and 321 Financial Advisors from UBS and 17 offices and 67 financial advisors from Butler Wick as part of our ongoing footprint expansion efforts.

NET REVENUES

For the year ended December 31, 2009, Global Wealth Management net revenues increased 25.8% to $596.0 million from $473.9 million in 2008. The increase in net revenues was primarily attributable to an increase in principal transactions, commissions, and net interest revenues, offset by decreases in asset management and service fees and investment banking.

Commissions - For the year ended December 31, 2009, commission revenues increased 22.2% to $234.1 million from $191.5 million in 2008. The increase was primarily attributable to an increase in agency transactions in OTC and listed equity securities, mutual fund, and insurance products.

Principal transactions - For the year ended December 31, 2009, principal transactions revenue increased 56.0% to $194.4 million from $124.6 million in 2008. The increase was primarily attributable to increased principal transactions, primarily in corporate debt, OTC equity, mortgage-backed bonds, and municipal debt due to turbulent markets and customers returning to traditional fixed income products.

Asset management and service fees - For the year ended December 31, 2009, asset management and service fees decreased 4.2% to $116.8 million from $121.9 million in 2008. The decrease was primarily a result of a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers, offset by an increase in the number of managed accounts attributable principally to the continued growth of the private client group through the UBS Acquired Locations acquisition and organic growth and the growth in the value of assets in fee-based accounts from December 31, 2008. See Assets in Fee-based Accounts included in the table above for further details.

Interest revenue - For the year ended December 31, 2009, interest revenue decreased 7.7% to $35.3 million from $38.2 million in 2008. The decrease was primarily due to a decrease in interest revenue from customer margin borrowing to finance trading activity and lower average customer margin balances, offset by increased interest revenues of $4.7 million from the interest-earning assets of Stifel Bank. See "Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Rate Differential" below for a further discussion of the changes in interest revenues.

Investment banking - For the year ended December 31, 2009, investment banking revenues decreased 3.9% to $14.9 million from $15.5 million in 2008. While there was a significant rebound in investment banking activity, which began during the second quarter of 2009, the full-year results were negatively impacted by the challenging market conditions that began during the second half of 2008 and continued into the first half of 2009. See "Investment banking" in the Institutional Group segment discussion for additional information regarding the changes in our investment banking revenues.

Interest expense - For the year ended December 31, 2009, interest expense decreased 51.6% to $8.1 million from $16.7 million in 2008. The decrease was primarily due to decreased interest rates charged by banks on lower levels of borrowings.  See "Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Rate Differential" below for a further discussion of the changes in interest expense.

NON-INTEREST EXPENSES

For the year ended December 31, 2009, Global Wealth Management non-interest expenses increased 31.7% to $491.3 million from $372.9 million in 2008.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our private client group during the year ended December 31, 2009. Our expansion efforts include the acquisitions of the UBS Acquired Locations and Butler Wick, as well as organic growth. As of December 31, 2009, we have 272 branch offices compared to 196 at December 31, 2008. In addition, during the year ended December 31, 2009, we added 1,087 financial advisors and support staff.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense increased 28.0% to $370.2 million from $289.2 million in 2008. The increase was principally due to increased variable compensation as a result of increased production and increased fixed compensation as a result of the expansion of our branch office support.

Compensation and benefits expense as a percentage of net revenues increased to 62.1% for the year ended December 31, 2009, compared to 61.0% in 2008. The increase in compensation and benefits expense as a percent of net revenues was primarily attributable to increased transition pay, which consisted of the amortization of upfront notes, which are amortized over a five- to ten-year period, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts. For the year ended December 31, 2009, transition pay was $40.6 million (6.9% of net revenues) compared to $28.2 million (6.0% of net revenues) for the year ended December 31, 2008.

Occupancy and equipment rental - For the year ended December 31, 2009, occupancy and equipment rental expense increased 39.5% to $50.5 million from $36.2 million in 2008.

Communications and office supplies - For the year ended December 31, 2009, communications and office supplies expense increased 37.7% to $26.6 million from $19.3 million in 2008.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased $3.1 million, or 70.9%, to $7.6 million from $4.5 million in 2008.

Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 53.5% to $36.4 million from $23.7 million in 2008. As a result of the growth of the private client group during the year ended December 31, 2009, there was an increase in license and registration fees, securities processing fees, as well as litigation costs to defend industry recruiting claims. In addition, we incurred expenses associated with our acquisition of the UBS Acquired Locations of $3.4 million.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2009, income before income taxes increased 3.7% to $104.7 million from $100.9 million in 2008. Profit margins for the year ended December 31, 2009, have decreased to 17.6% from 21.3% in 2008. Profit margins have diminished resulting from start-up costs associated with branch office openings and the transaction costs associated with the UBS Acquired Locations acquisition.

The information required by Securities Act Guide 3 - Statistical Disclosure by Bank Holding Company is presented below:

I.     Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Rate Differential

The following table presents average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$148,533	$404	0.27%	$195,783	$763	0.39%
U.S. government agencies	56,796	609	1.07	1,775	97	5.46
State and political subdivisions:
Taxable	20,819	1,031	4.95	-	-	-
Non-taxable (1)	1,324	49	3.70	1,096	45	4.11
Mortgage-backed securities	549,666	14,804	2.69	162,694	5,878	3.61
Corporate bonds	57,606	2,254	3.91	27,627	1,244	4.50
Asset-backed securities	11,450	320	2.79	16,997	717	4.22
Federal Home Loan Bank ("FHLB") and other capital stock	1,272	27	2.12	762	9	1.18
Loans (2)	364,811	12,347	3.38	239,879	9,914	4.13
Loans held for sale	81,062	3,301	4.07	40,619	1,616	3.98
Total interest-earning assets (3)	$1,293,339	$35,146	2.72%	$687,232	$20,283	2.95%
Cash and due from banks	6,717			4,927
Other non interest-earning assets	39,518			23,289
Total assets	$1,339,574			$715,448

Liabilities and shareholders' equity:
Deposits:
Money market	$1,162,749	$4,919	0.42%	$591,961	$3,841	0.65%
Demand deposits	20,568	31	0.15	11,072	29	0.26
Time deposits	7,686	217	2.82	20,104	676	3.36
Savings	92	-	-	303	-	-
FHLB advances	652	21	3.22	3,304	103	3.12
Federal funds and repurchase agreements	-	-	-	10	-	-
Total interest-bearing liabilities (3)	$1,191,747	$5,188	0.44%	$626,754	$4,649	0.74%
Non-interest-bearing deposits	18,192			15,054
Other non-interest-bearing liabilities	14,352			3,014
Total liabilities	1,224,291			644,822
Shareholders' equity	115,283			70,626
Total liabilities and shareholders' equity	$1,339,574			$715,448
Net interest margin		$29,958	2.32%		$15,634	2.27%

(1) Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our average balances and interest income and expenses.

	For the Year Ended December 31, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$10,027	$214	2.14%
U.S. government agencies	13,361	824	6.17
State and political subdivisions:
Taxable	9,240	375	4.05
Non-taxable (1)	1,530	58	3.81
Mortgage-backed securities	32,916	1,731	5.26
Corporate bonds	926	57	6.12
Asset-backed securities	20,060	1,519	7.57
FHLB and other capital stock	991	28	2.82
Loans (2)	170,244	9,807	5.76
Loans held for sale	14,598	640	4.38
Total interest-earning assets (3)	$273,893	$15,253	5.57%
Cash and due from banks	3,444
Other non interest-earning assets	23,350
Total assets	$300,687

Liabilities and shareholders' equity:
Deposits:
Money market	$178,198	$3,491	1.96%
Demand deposits	2,755	44	1.60
Time deposits	36,287	1,600	4.41
Savings	339	3	0.97
FHLB advances	10,739	275	2.56
Federal funds and repurchase agreements	887	21	2.41
Total interest-bearing liabilities (3)	$229,205	$5,434	2.37%
Non-interest-bearing deposits	15,293
Other non-interest-bearing liabilities	1,480
Total liabilities	245,978
Shareholders' equity	54,709
Total liabilities and shareholders' equity	$300,687
Net interest margin		$9,819	3.58%

(1) Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our average balances and interest income and expenses.

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2010, interest revenue of $35.1 million was generated from weighted average interest-earning assets of $1.3 billion at a weighted average interest rate of 2.72%. For the year ended December 31, 2009, interest revenue of $20.3 million was generated from weighted average interest-earning assets of $687.2 million at a weighted average interest rate of 2.95%. For the year ended December 31, 2008, interest revenue of $15.3 million was generated from weighted average interest-earning assets of $273.9 million at a weighted average interest rate of 5.57%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits, and other interest expense. The weighted average balance of interest-bearing liabilities during the year ended December 31, 2010, was $1.2 billion at a weighted average interest rate of 0.44%. For the year ended December 31, 2009, the weighted average balance of interest-bearing liabilities was $626.8 million at a weighted average interest rate of 0.74%. For the year ended December 31, 2008, the weighted average balance of interest-bearing liabilities was $229.2 million at a weighted average interest rate of 2.37%.

The growth in Stifel Bank has been primarily driven by: (i) the conversion of the former UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances, and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At December 31, 2010, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $1.6 billion compared to $1.0 billion at December 31, 2009.

See the average balances and interest rates for Stifel Bank presented above for more information regarding average balances, interest income and expense, and average interest rate yields.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(375)	$16	$(359)	$862	$(313)	$549
U.S. government agencies	454	58	512	(646)	(81)	(727)
State and political subdivisions:
Taxable	515	516	1,031	(187)	(188)	(375)
Non-taxable	8	(4)	4	(17)	4	(13)
Mortgage-backed securities	9,696	(770)	8,926	4,846	(699)	4,147
Corporate bonds	1,019	(9)	1,010	1,206	(19)	1,187
Asset-backed securities	(102)	(295)	(397)	(205)	(597)	(802)
FHLB and other capital stock	5	13	18	(5)	(14)	(19)
Loans	7,862	(5,429)	2,433	3,697	(3,590)	107
Loans held for sale	1,714	(29)	1,685	912	64	976
	$20,796	$(5,933)	$14,863	$10,463	$(5,433)	$5,030

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$1,514	$(436)	$1,078	$3,900	$(3,550)	$350
Time deposits	(300)	(159)	(459)	(603)	(321)	(924)
Demand deposits	3	(1)	2	46	(61)	(15)
Savings	-	-	-	-	(3)	(3)
FHLB advances	(120)	38	(82)	(222)	50	(172)
Federal funds and repurchase agreements	-	-	-	(11)	(10)	(21)
	$1,097	$(558)	$539	$3,110	$(3,895)	$(785)

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

II.    Investment Portfolio

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$-	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Non-agency	29,319	744	(790)	29,273
Commercial	66,912	1,212	(128)	67,996
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	-	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity (2)
Asset-backed securities	$7,574	-	(3,298)	$4,276

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

(2) Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2008
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$8,447	$144	$-	$8,591
State and municipal securities	1,513	19	(1)	1,531
Mortgage-backed securities:
Agency	12,821	-	(391)	12,430
Non-agency	23,091	-	(5,669)	17,422
Asset-backed securities	11,400	-	(977)	10,423
	$57,272	$163	$(7,038)	$50,397

Held-to-maturity (2)
Asset-backed securities	$7,574	-	(1,324)	$6,250

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

(2) Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

Other-Than-Temporary Impairment

We evaluate our investment securities portfolio on a quarterly basis for other-than-temporary impairment ("OTTI"). We assess whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred: (1) if we intend to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or will not be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while non-credit-related OTTI is recognized in other comprehensive income. For securities which we expect to sell, all OTTI is recognized in earnings.

Non-credit-related OTTI results from several factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in accumulated other comprehensive income. We applied the related OTTI guidance on the debt security types described below.

Pooled trust preferred securities represent collateralized debt obligations ("CDO") backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We utilized an internal resource with industry experience in pooled trust preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with Topic 820.

Based on the evaluation, we recognized a credit-related other-than-temporary impairment of $0.9 million through earnings for the year ended December 31, 2010. During the year ended December 31, 2010, the remaining balance of other comprehensive income related to the CDO was written off, and consequently, we reduced the amortized cost of the security. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

As of December 31, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. We have reviewed our asset-backed portfolio and do not believe there is additional OTTI from these securities other than what has already been recorded.

Since the decline in fair value of the securities is not attributable to credit quality but rather to changes in interest rates and the liquidity issues that have had a pervasive impact on the market, and because we do not have the intent to sell these securities and it is not likely we would be required to sell these securities until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of December 31, 2010.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2010, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government securities	$-	$25,030	$-	$-	$25,030
State and municipal securities	-	2,938	-	23,405	26,343
Mortgage-backed securities:
Agency	-	-	49,661	647,502	697,163
Non-agency	-	-	6,195	23,078	29,273
Commercial	-	10,119	15,151	42,726	67,996
Corporate fixed income securities	14,067	139,654	1,180	-	154,901
Asset-backed securities	-	7,073	4,935	-	12,008
	$14,067	$184,814	$77,122	$736,711	$1,012,714
Held-to-Maturity:
Municipal auction rate securities	$-	$-	$-	$43,719	$43,719
Asset-backed securities	-	-	-	8,921	8,921
	$-	$-	$-	$52,640	$52,640

Weighted-average yield	3.64%	2.31%	3.20%	3.29%	3.12%

(1)  Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders' equity at December 31, 2010.

III.  Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio for the periods indicated (in thousands):

	As of December 31,
	2010	2009	2008	2007 (1)

Consumer	$266,806	$227,436	$19,662	$4,044
Residential real estate	49,550	52,086	58,778	24,285
Commercial	41,965	11,294	27,538	31,417
Home equity lines of credit	30,966	33,369	28,612	1,524
Commercial real estate	1,637	10,152	38,446	39,184
Construction and land	524	952	13,968	24,447
	391,448	335,289	187,004	124,901
Unamortized loan origination costs, net of loan fees	392	1,556	591	-
Loans in process	233	14	(3,878)	109
Allowance for loan losses	(2,331)	(1,702)	(2,448)	(1,685)
	$389,742	$335,157	$181,269	$123,325

(1) Stifel Bank was acquired on April 2, 2007.

The maturities of the loan portfolio at December 31, 2010, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total

$281,046	$48,047	$62,355	$391,448

The sensitivity of loans with maturities in excess of one year at December 31, 2010, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total

Fixed rate loans	$16,248	$3,867	$20,115
Variable or adjustable rate loans	31,799	58,488	90,287
	$48,047	$62,355	$110,402

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007 (1)

Allowance for loan losses, beginning of period	$1,702	$2,448	$1,685	$-
Acquisition of Stifel Bank	-	-	-	1,127
Provision for loan losses	460	604	1,923	558
Charge-offs:
Real estate construction loans	(216)	(213)	(414)	-
Construction and land	-	(859)	(493)	(2)
Commercial real estate	-	(294)	(253)	-
Other	(2)	(25)	-	-
Total charge-offs	(218)	(1,391)	(1,160)	(2)
Recoveries	387	41	-	2
Allowance for loan losses, end of period	$2,331	$1,702	$2,448	$1,685

Net charge-offs to average bank loans outstanding, net	(0.05)%	0.58%	0.64%	0.00%

(1) The results of Stifel Bank are included prospectively from April 2, 2007, the date of acquisition.

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2010		December 31, 2009
	Balance	Percent(1)	Balance	Percent(1)

Commercial	$696	10.7%	$321	3.4%
Residential real estate	681	12.7	619	15.8
Commercial real estate	278	0.4	610	3.0
Consumer	288	68.2	152	77.8
Unallocated	388	8.0	-	-
	$2,331	100.0%	$1,702	100.0%

	December 31, 2008		December 31, 2007(2)
	Balance	Percent(1)	Balance	Percent(1)

Commercial	$646	14.7%	$56	3.3%
Residential real estate	584	44.8	100	5.9
Commercial real estate	1,192	30.0	972	57.7
Consumer	26	10.5	8	0.5
Unallocated	-	-	549	32.6
	$2,448	100.0%	$1,685	100.0%

(1) Percent of loans to loan portfolio total.
(2) Stifel Bank was acquired on April 2, 2007.

At December 31, 2010, Stifel Bank had $1.1 million of non-accrual loans that were more than 90 days past due, for which there was a specific allowance of $0.2 million. Further, Stifel Bank had $0.4 million and $0.5 million in troubled debt restructurings at December 31, 2010 and 2009, respectively. At December 31, 2009, 2008, and 2007, Stifel Bank had $1.4 million, $0.6 million, and $0.7 million in non-accrual loans, respectively, for which there was a specific reserve of $0.1 million, $0.2 million, and $0.3 million, respectively. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008 and 2007.

Stifel Bank does not engage in sub-prime lending. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2010, 2009, 2008, and 2007, were immaterial to the consolidated financial statements.

See the section entitled "Critical Accounting Policies and Estimates" herein regarding Stifel Bank's policies for establishing loan loss reserves, including placing loans on non-accrual status.

V.    Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year ended December 31,
	2010		2009		2008
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate

Demand deposits (interest bearing)	$1,183,317	0.15%	$603,033	0.64%	$180,953	1.95%
Certificates of deposit (time deposits)	$7,686	2.82%	$20,104	3.36%	$36,287	4.41%
Demand deposits (non-interest bearing)	$18,192	*	$15,054	*	$15,293	*
Savings accounts	$92	-%	$303	-%	$339	0.97%

* Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2010, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

$-	$199	$493	$1,020	$1,712

VI.  Return on Equity and Assets

	Year Ended December 31,
	2010	2009	2008

Return on assets (net income as a percentage of average total assets)	0.05%	2.93%	3.32%
Return on equity (net income as a percentage of average shareholders' equity)	0.18%	9.97%	11.10%
Dividend payout ratio (1)	-%	-%	-%
Equity to assets ratio (average shareholders' equity as a percentage of average total assets)	29.16%	29.35%	29.90%

(1) We did not declare or pay any dividends during 2010, 2009, or 2008.

VII.  Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2010:
Amount outstanding at December 31, 2010	$109,600	$27,907
Weighted average interest rate thereon	1.05%	0.26%

Maximum amount outstanding at any month-end	$259,700	$101,580

Average amount outstanding during the year	$108,784	$69,507
Weighted average interest rate thereon	1.01%	1.54%
Year Ended December 31, 2009:
Amount outstanding at December 31, 2009	$90,800	$16,667
Weighted average interest rate thereon	1.04%	0.33%

Maximum amount outstanding at any month-end	$212,300	$85,432

Average amount outstanding during the year	$107,383	$53,110
Weighted average interest rate thereon	0.99%	1.07%
Year Ended December 31, 2008:
Amount outstanding at December 31, 2008	$-	$16,987
Weighted average interest rate thereon	-%	0.52%

Maximum amount outstanding at any month-end	$265,300	$162,888

Average amount outstanding during the year	$132,660	$105,424
Weighted average interest rate thereon	2.28%	2.47%

Results of Operations - Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Revenues:
Principal transactions	$217,770	$263,804	$168,707	(17.5)%	56.4%	40.2%	53.3%	43.2%
Commissions	123,719	111,469	149,547	11.0	(25.5)	22.8	22.6	38.3
Capital raising	108,473	61,657	29,690	75.9	107.7	20.0	12.5	7.6
Advisory	83,425	49,244	38,506	69.4	27.9	15.4	10.0	9.9
Investment banking	191,898	110,901	68,196	73.0	62.6	35.4	22.5	17.5
Interest	8,315	9,847	9,068	(15.6)	8.6	1.5	2.0	2.3
Other income	4,255	1,331	1,439	219.7	(7.6)	0.8	0.3	0.3
Total revenues	545,957	497,352	396,957	9.9	25.3	100.7	100.7	101.6
Interest expense	4,118	3,260	6,231	26.4	(47.7)	0.7	0.7	1.6
Net revenues	541,839	494,092	390,726	9.8	26.5	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	315,329	287,835	233,679	9.6	23.2	58.2	58.3	59.8
Occupancy and equipment rental	19,663	16,249	14,194	21.0	14.5	3.6	3.3	3.6
Communication and office supplies	23,725	18,540	19,087	28.0	(2.9)	4.4	3.7	4.9
Commissions and floor brokerage	14,402	15,716	8,806	(8.4)	78.5	2.7	3.2	2.3
Other operating expenses	39,185	26,619	23,068	47.2	15.4	7.2	5.4	5.9
Total non-interest expenses	412,304	364,959	298,834	13.0	22.1	76.1	73.9	76.5
Income before income taxes	$129,535	$129,133	$91,892	0.3%	40.5%	23.9%	26.1%	23.5%

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

NET REVENUES

For the year ended December 31, 2010, Institutional Group net revenues increased 9.8% to $541.8 million from $494.1 million in 2009. The increase in net revenues is primarily attributable to improved equity capital markets and our acquisition of TWPG on July 1, 2010.

Principal transactions - For the year ended December 31, 2010, principal transactions revenues decreased 17.5%, to $217.8 million from $263.8 million in 2009. Principal transactions revenues were negatively impacted by challenging fixed income market conditions during 2010, which contributed to lower trading volumes and the tightening of corporate bond spreads. Additionally, in the second half of 2010, investor concerns over credit risk continued, which led to wider credit spreads and lower client activity in municipal products and reduced trading performance.  The impact of the decline in our fixed income business was offset by improved equity market conditions during the second half of 2010.

Commissions - For the year ended December 31, 2010, commission revenues increased 11.0% to $123.7 million from $111.5 million in 2009. The increase is attributable to an increase in trading volumes in equities over the prior year.

Investment banking - For the year ended December 31, 2010, investment banking revenues increased 73.0% to $191.9 million from $110.9 million in 2009. The increase is attributable to an increase in equity financing revenues and advisory fee revenues from the prior year and the acquisition of TWPG, which closed on July 1, 2010.

For the year ended December 31, 2010, capital-raising revenues increased 75.9% to $108.5 million from $61.7 million in 2009.

For the year ended December 31, 2010, equity capital-raising revenues increased 96.0% to $87.5 million from $44.6 million in 2009. The increase is primarily attributable to an increase in the number of transactions in the current year. During the year ended December 31, 2010, we were involved, as manager or co-manager, in 149 equity underwritings compared to 72 equity underwritings in 2009.

For the year ended December 31, 2010, fixed income capital-raising revenues increased 23.2%, to $21.0 million from $17.1 million in 2009. For the year ended December 31, 2010, we were involved, as manager or co-manager, in 564 tax-exempt issues compared to 369 issues in 2009.

For the year ended December 31, 2010, strategic advisory fees increased 69.4% to $83.4 million from $49.2 million in 2009. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value from 2009.

Interest revenue - For the year ended December 31, 2010, interest revenue decreased 15.6% to $8.3 million from $9.8 million in 2009. The decrease in interest revenues is primarily attributable to decreased interest earned on our trading inventory during 2010.

Interest expense - For the year ended December 31, 2010, interest expense increased 26.4% to $4.1 million from $3.3 million in 2009.

NON-INTEREST EXPENSES

For the year ended December 31, 2010, Institutional Group non-interest expenses increased 13.0% to $412.3 million from $365.0 million in 2009.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment, primarily through the acquisition of TWPG on July 1, 2010. During the year ended December 31, 2010, we added 403 revenue producers (investment bankers, research, and traders) and support staff, including 219 from the TWPG acquisition.

Compensation and benefits - For the year ended December 31, 2010, compensation and benefits expense increased 9.6% to $315.3 million from $287.8 million in 2009. The increase is principally due to increased compensation as a result of the acquisition of TWPG on July 1, 2010, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement, as previously discussed. Compensation and benefits expense as a percentage of net revenues decreased to 58.2% for the year ended December 31, 2010, compared to 58.3% in 2009. The change in compensation and benefits expense as a percent of net revenues is primarily attributable the increase in net revenues and profitability and, to a lesser extent, the reduction in deferred compensation expense, offset by an increase in compensation expense due to the acquisition of TWPG.

Occupancy and equipment rental - For the year ended December 31, 2010, occupancy and equipment rental expense increased 21.0% to $19.7 million from $16.2 million in 2009.

Communications and office supplies - For the year ended December 31, 2010, communications and office supplies expense increased 23.7% to $23.7 million from $18.5 million in 2009.

Commissions and floor brokerage - For the year ended December 31, 2010, commissions and floor brokerage expense decreased 8.4% to $14.4 million from $15.7 million in 2009. The decrease is primarily attributable to vendor billing issues, resulting in higher than normal expense for the year ended December 31, 2009.

 Other operating expenses - For the year ended December 31, 2010, other operating expenses increased 47.2% to $39.2 million from $26.6 million in 2009. The increase is primarily attributable to merger-related costs associated with the acquisition of TWPG, including approximately $3.0 million in transaction costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2010, income before income taxes for the Institutional Group segment increased 0.3%, to $129.5 million from $129.1 million in 2009. Increased non-interest expense resulting from the TWPG acquisition and decreased fixed income institutional brokerage revenues and fixed income trading profits have resulted in lower profit margins.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

NET REVENUES

For the year ended December 31, 2009, Institutional Group net revenues increased 26.5% to $494.1 million from $390.7 million in 2008.

The increase in net revenues for the year ended December 31, 2009, over the prior year was primarily attributable to an increase in principal transactions, investment banking, and net interest revenues, offset by a decrease in commissions.

Principal transactions - For the year ended December 31, 2009, principal transactions revenue increased $95.1 million, or 56.4%, to $263.8 million from $168.7 million in 2008. The increase was primarily attributable to increased principal transactions, primarily in corporate debt, OTC equity, mortgage-backed bonds, and municipal debt due to turbulent markets and institutional customers returning to traditional fixed income products.

Commissions - For the year ended December 31, 2009, commission revenues decreased 25.5% to $111.5 million from $149.5 million in 2008. The volatility in capital markets resulted in a decrease in trading volumes, as customers have returned to traditional fixed income products.

Investment banking - For the year ended December 31, 2009, investment banking revenues increased 62.6% to $110.9 million from $68.2 million in 2008.

For the year ended December 31, 2009, capital-raising revenues increased $32.0 million, or 107.7%, to $61.7 million from $29.7 million in 2008.

For the year ended December 31, 2009, equity capital-raising revenues increased $22.7 million to $44.6 million from $21.9 million in 2008. During the year ended December 31, 2009, we were involved, as manager or co-manager, in 72 equity underwritings, which raised a total of $21.4 billion, compared to 46 in 2008, an increase of 56.5% in the number of underwritings from the prior year.

For the year ended December 31, 2009, fixed income capital-raising revenues increased $9.3 million to $17.1 million from $7.8 million in 2008.

During the second half of 2009, capital market conditions began to improve, and we experienced an increase in the number of public finance underwritings. In addition, our revenues were positively impacted by our investment in public finance offices and professional staff during the second half of 2008. For the year ended December 31, 2009, we were involved, as manager or co-manager, in 369 tax-exempt issues with a total par value of $21.6 billion compared to 108 issues with a total par value of $6.4 billion in 2008.

For the year ended December 31, 2009, strategic advisory fees increased 27.9% to $49.2 million from $38.5 million in 2008. The increase was primarily due to an increase in the number of completed equity transactions and the aggregate transaction value from the prior year.

Interest revenue - For the year ended December 31, 2009, interest revenue increased 8.6% to $9.8 million from $9.1 million in 2008. The increase in interest revenues was primarily attributable to increased interest earned on our trading inventory.

Interest expense - For the year ended December 31, 2009, interest expense decreased 47.7%, or $2.9 million, to $3.3 million from $6.2 million in 2008. The decrease was due to decreased interest rates charged by banks on lower levels of borrowings to finance firm inventory.

NON-INTEREST EXPENSES

For the year ended December 31, 2009, Institutional Group non-interest expenses increased 22.1% to $365.0 million from $298.8 million in 2008.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment during the year ended December 31, 2009. During the year ended December 31, 2009, we added 63 revenue producers (15 equity sales and trading professionals, 19 investment bankers, 19 fixed income sales and trading professionals, and 10 public finance professionals) and 34 support staff.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense increased 23.2% to $287.8 million from $233.7 million in 2008. The increase was primarily due to increased fixed compensation and higher production-based variable compensation due to higher production as compared to the prior year.

Compensation and benefits expense as a percentage of net revenues decreased to 58.3% for the year ended December 31, 2009, compared to 59.8% in 2008. The decrease in compensation and benefits expense as a percent of net revenues was primarily attributable to increased net revenues, offset by increased costs associated with our continued expansion efforts during 2009.

Occupancy and equipment rental - For the year ended December 31, 2009, occupancy and equipment rental expense increased 14.5% to $16.2 million from $14.2 million in 2008.

Communications and office supplies - For the year ended December 31, 2009, communications and office supplies expense decreased 2.9% to $18.5 million from $19.1 million in 2008.

Commissions and floor brokerage - For the year ended December 31, 2009, commissions and floor brokerage expense increased $6.9 million to $15.7 million from $8.8 million in 2008.

 Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 15.4% to $26.6 million from $23.1 million in 2008.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2009, income before income taxes for the Institutional Group segment increased $37.2 million, or 40.5%, to $129.1 million from $91.9 million in 2008. The increase was primarily attributable to increased revenues and the scalability of increased production as a result of our continued expansion of the Institutional Group segment during 2009.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			As a Percentage of Net Revenues for the Year Ended December 31,
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Net revenues	$(3,082)	$570	$5,759	*	%	(90.1	) %

Non-interest expenses:
Compensation and benefits	237,417	60,124	59,892	294.9		0.4
Other operating expenses	83,288	53,864	46,934	54.6		14.8
Total non-interest expenses	320,705	113,988	106,826	181.4		6.7
Loss before income taxes	$(323,787)	$(113,418)	$(101,067)	185.5%		12.2%

* Percentage is not meaningful.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net revenues - For the year ended December 31, 2010, net revenues decreased $3.7 million from the prior year. The decrease in net revenues for the year ended December 31, 2010, is primarily attributable to an increase in investment losses. In addition, we recorded an impairment charge of $0.9 million on a held-to-maturity investment during 2010 due to an other-than-temporary decline in value. The decrease in net revenues is offset by the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board Options Exchange to shares in conjunction with its initial public offering during the second quarter of 2010.

Compensation and benefits - For the year ended December 31, 2010, compensation and benefits expense increased $177.3 million to $237.4 million from $60.1 million in 2009. The increase is primarily attributable to an increase in deferred compensation expense due to the modification of our deferred compensation plan. We accelerated all unvested deferred compensation as a result of the plan modification resulting in a non-cash, pre-tax charge of $179.5 million.

Other operating expenses - For the year ended December 31, 2010, other operating expenses increased 14.8% to $83.3 million from $53.9 million in 2009. The increase is primarily attributable to the continued growth in all segments during 2010, which included merger-related expenses of $19.0 million related to our acquisition of TWPG. In addition, the growth of our company contributed to increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims arising from volatile market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Net revenues - For the year ended December 31, 2009, net revenues decreased 90.1% to $0.6 million from $5.7 million in 2008. The decrease in net revenues was primarily attributable to a $6.5 million decrease in net interest revenues to $0.8 million in 2009 as a result of decreased interest charged for short-term borrowings, offset by the reduction of investment losses during the year ended December 31, 2009. In addition, we recorded an impairment charge of $1.9 million on a held-to-maturity investment during 2009 due to an other-than-temporary decline in value.

Compensation and benefits - For the year ended December 31, 2009, compensation and benefits expense of $60.1 million remained consistent with the prior year.

For the year ended December 31, 2008, we incurred compensation charges of $25.6 million related to the amortization of units awarded to LM Capital Markets associates, which were fully amortized as of December 31, 2008. Excluding the impact of these charges, the increase in compensation and benefits expense for the year ended December 31, 2009, over the prior year was primarily attributable to an increase in support personnel, as we continued our growth initiatives during 2009. During the year ended December 31, 2009, we have added 145 support associates primarily in Information Technology and Operations.

Other operating expenses - For the year ended December 31, 2009, other operating expenses increased 14.8% to $53.9 million from $46.9 million in 2008.

The increase was primarily attributable to the continued growth in all segments during 2009, which included increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses.  The increase in legal expenses was attributable to an increase in litigation associated with the ongoing investigations in connection with ARS and an increase in the number of claims and litigation costs to defend industry recruitment claims.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $4.2 billion at December 31, 2010, were up 33.0% over December 31, 2009. The increase is primarily attributable to increased receivables, trading inventory, financial instruments, loans and advances to financial advisors and the recognition of goodwill associated with our acquisition of TWPG. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions. The increase in assets is primarily attributable to the growth of our company, both organically and through the acquisition of TWPG.

As of December 31, 2010, our liabilities were comprised primarily of short-term borrowings of $109.6 million, deposits of $1.6 billion at Stifel Bank, and payables to customers, and brokers, dealers and clearing organizations of $212.6 million and $114.9 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $404.9 million. To meet our obligations to clients and operating needs, we had $253.5 million in cash at December 31, 2010. We also had client brokerage receivables of $477.5 million and $476.1 million in loans at Stifel Bank.

Liquidity and Capital Resources

Management of Our Liquidity

Liquidity is essential to our business. We regularly evaluate cash requirements for current operations, commitments, development activities, and capital expenditures, and we may elect to raise additional funds for these purposes in the future through the issuance of either debt or equity, under our universal shelf registration filed with the SEC on March 30, 2009.

Management assesses our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

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

Our bank assets consist principally of available-for-sale securities, retained loans, and cash and cash equivalents. Stifel Bank's current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements, and support asset growth.

We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies. Net capital rules, restrictions under the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at December 31, 2010, we are permitted to buy an additional 2,038,517 shares. We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $91.7 million to $253.5 million at December 31, 2010, from $161.8 million at December 31, 2009. Operating activities provided $142.2 million of cash primarily due to an increase in operating assets and liabilities offset by the net effect of non-cash expenses. Investing activities used cash of $568.0 million due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank,  purchases of eligible ARS from our customers as part of our voluntary repurchase plan, and fixed asset purchases, offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. During the year ended December 31, 2010, we purchased $27.7 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements, and furniture and fixtures. Financing activities provided cash of $515.8 million principally due to the increase in affiliated deposits as a result of organic growth and the acquisition of the UBS Acquired Locations, and proceeds received from bank borrowings, offset by repurchases of our common stock and the repayment of two senior notes held by TWPG after the close of the merger.

Funding Sources

We use a variety of funding sources to obtain funds, which includes, but is not limited to, gathering deposits, issuing equity securities, and securitizing assets. Further liquidity is available to our company through uncommitted facilities, FHLB advances, and federal funds agreements.

Cash and Cash Equivalents

We held $253.5 million of cash and cash equivalents at December 31, 2010, compared to $161.8 million at December 31, 2009. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale

We held $1.0 billion in available-for-sale investment securities at December 31, 2010, compared to $578.5 million at December 31, 2009. As of December 31, 2010, the weighted average life of the investment securities portfolio was approximately 3.67 years. These investment securities provide increased liquidity and flexibility to support our company's funding requirements.

We monitor the available-for-sale investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, and current market conditions. For debt securities, we also consider any intent to sell the security and the likelihood we will be required to sell the security before its anticipated recovery. We continually monitor the ratings of our security holdings and conduct regular reviews of our credit sensitive assets.

Deposits

Deposits have become one of our largest funding sources. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit ("CDs").

As of December 31, 2010, we had $1.6 billion in deposits compared to $1.0 billion at December 31, 2009. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank and the UBS Acquired Location acquisition. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities is not reflected on our consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $313.5 million during the year ended December 31, 2010. There are no compensating balance requirements under these arrangements. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. At December 31, 2009, short-term borrowings from banks were $90.8 million at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165.2 million. The average bank borrowing was $108.8 million, $107.4 million, and $132.7 million during the years ended December 31, 2010, 2009, and 2008, respectively, at weighted average daily interest rates of 1.01%, 0.99%, and 2.28%, respectively.

At December 31, 2010 and 2009, Stifel Nicolaus had a stock loan balance of $27.9 million and $16.7 million, respectively, at weighted average daily interest rates of 0.26% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $69.5 million, $53.1 million, and $105.4 million during the years ended December 31, 2010, 2009, and 2008, respectively, at weighted average daily effective interest rates of 1.54%, 1.07%, and 2.47%, respectively. Customer-owned securities were utilized in these arrangements.

The impact of the tightened credit markets has resulted in decreased financing through stock loan as our counterparties sought liquidity. As a result, bank loan financing used to finance trading inventories increased.

Unsecured short-term borrowings

On September 8, 2010, we entered into an unsecured line of credit with two lenders totaling $50.0 million. We can draw upon this line, as long as certain restrictive covenants are maintained. At December 31, 2010, we had no advances against this line of credit.

Federal Home Loan Bank Advances and other secured financing

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $156.1 million at December 31, 2010, all of which was unused, and a $5.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $1.6 billion at December 31, 2010.

Our liquidity requirements may change in the event we need to raise more funds than anticipated to increase inventory positions, support more rapid expansion, develop new or enhanced services and products, acquire technologies, or respond to other unanticipated liquidity requirements. We primarily rely on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies, and repurchase our shares. Net capital rules, restrictions under our borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

In the event existing internal and external financial resources do not satisfy our needs, we may have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, credit ratings, and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred significant losses or if the level of our business activity decreased due to a market downturn or otherwise. We currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

Use of Capital Resources

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado, and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the modified ARS repurchase offer, we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. During 2010, we repurchased $39.2 million of ARS at par. At December 31, 2010, we estimate that our retail clients held $64.5 million of eligible ARS after issuer redemptions of $38.4 million and Stifel repurchases of $81.7 million. See Item 3, "Legal Proceedings," for further details regarding ARS claims.

We utilize transition pay, principally in the form of upfront demand notes, to financial advisors and certain key revenue producers as part of our overall growth strategy. The initial value of the notes is determined primarily by the financial advisors' trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the years ended December 31, 2011, 2012, 2013, 2014, 2015, and thereafter are $51.3 million, $39.4 million, $29.7 million, $20.1 million, and $39.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

The following table summarizes the activity related to our company's demand note receivable from January 1, 2009 to December 31, 2010 (in thousands):

	December 31, 2010	December 31, 2009

Beginning balance	$185,123	$105,767
Notes issued - organic growth	39,777	81,953
Notes issued - acquisitions (1)	4,681	31,659
Amortization	(50,162)	(33,407)
Other	1,938	(849)
Ending balance	$181,357	$185,123

(1) Notes issued in conjunction with the acquisitions of TWPG in 2010 and the UBS Acquired Locations and Butler Wick in 2009, respectively.

We have paid $44.5 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2010. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

Net Capital Requirements

We operate in a highly regulated environment and are subject to net capital requirements, which may limit distributions to our company from our broker-dealer subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiary, Stifel Bank is also subject to various regulatory capital requirements administered by the federal banking agencies.

At December 31, 2010, Stifel Nicolaus had net capital of $180.5 million, which was 30.8% of its aggregate debit items and $168.8 million in excess of its minimum required net capital. At December 31, 2010, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2010, SN Ltd's and TWPIL's net capital and reserves were in excess of the financial resources requirement under the rules of the FSA. At December 31, 2010, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At December 31, 2010, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the SEC, we make assumptions, judgments, and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments, and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments, and estimates involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make assumptions, judgments, and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies and estimates have not differed materially from actual results.

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Valuation of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased, and derivatives.

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

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors we consider in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term, and the differences could be material.

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

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions, certain corporate bonds and equity securities where there was less frequent or nominal market activity, investments in private equity funds, and auction rate securities for which the market has been dislocated and largely ceased to function. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities. Equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. Auction rate securities are valued based upon our expectations of issuer redemptions and using internal models.

At December 31, 2010, Level 3 assets for which we bear economic exposure were $173.5 million, or 10.5% of the total assets measured at fair value. During the year ended December 31, 2010, we recorded net purchases of $100.2 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $7.8 million. During 2010, we continued repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level 3 assets at December 31, 2010.

At December 31, 2009, Level 3 assets for which we bear economic exposure were $65.4 million, or 5.7% of the total assets measured at fair value. During the year ended December 31, 2009, we recorded net purchases of $31.3 million of Level 3 assets. Our valuation adjustments (realized and unrealized) reduced the value of our Level 3 assets by $3.9 million. In June 2009, we began repurchasing eligible ARS from our customers as part of our voluntary repurchase plan, which have been classified as Level 3 assets at December 31, 2009.

At December 31, 2010, Level 3 assets included the following: $94.8 million of auction rate securities and $78.7 million of private equity and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2010, we had commitments to invest in affiliated and unaffiliated investment partnerships of $4.6 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

The investment partnerships in which we are general partner may allocate carried interest and make carried interest distributions, which represent an additional allocation of net realized and unrealized gains to the general partner if the partnerships' investment performance reaches a threshold as defined in the respective partnership agreements. These allocations are recognized in revenue as realized and unrealized gains and losses on investments in partnerships. Our recognition of allocations of carried interest gains and losses from the investment partnerships in revenue is not adjusted to reflect expectations about future performance of the partnerships.

As the investment partnerships realize proceeds from the sale of their investments, they may make cash distributions as provided for in the partnership agreements. Distributions that result from carried interest may subsequently become subject to claw back if the fair value of private equity partnership assets subsequently decreases in fair value. To the extent these decreases in fair value and allocated losses exceed our capital account balance, a liability is recorded by us. These liabilities for claw back obligations are not required to be paid to the investment partnerships until the dissolution of such partnerships, and are only required to be paid if the cumulative amounts actually distributed exceed the amount due based on the cumulative operating results of the partnerships.

We earn fees from the investment partnerships that we manage or of which we are a general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. We have agreed, in certain cases, to waive management fees, in lieu of making a cash contribution, in satisfaction of our general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated a special profit interest in realized gains from these partnerships.

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration, and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with ASC 450 ("ASC 450"), "Contingencies," to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment, and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 3, "Legal Proceedings," in Part I of this report for information on our legal, regulatory, and arbitration proceedings.

Allowance for Loan Losses

We regularly review the loan portfolio of Stifel Bank and have established an allowance for loan losses in accordance with ASC 450.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements.

In addition, impairment is measured on a loan-by-loan basis for non-homogeneous loans and a specific allowance established for individual loans determined to be impaired in accordance with ASC 310 "Receivables." Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement will not be collectible. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Topic 740 ("Topic 740"), "Income Taxes," clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Goodwill and Intangible Assets

Under the provisions of ASC 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At December 31, 2010, we had goodwill of $301.9 million and intangible assets of $34.6 million.

In accordance with ASC 350, "Intangibles - Goodwill and Other," indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities as well as identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2010, our last annual measurement date, did not indicate any impairment.

The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. Assumptions, judgments, and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information, such as public market comparables and multiples of recent mergers and acquisitions of similar businesses. Although we believe the assumptions, judgments, and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments, and estimates could materially affect our reported financial results.

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

Off-Balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 23 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Dilution

As of December 31, 2010, there were 726,210 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $13.36, and 9,445,071 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 8,985,748 shares are currently vested and 459,323 are unvested. Assuming vesting requirements are met, the Company anticipates that 1,685,268 shares under these awards will be distributed in 2011, 1,665,106 will be distributed in 2012, 2,580,269 will be distributed in 2013, and the balance of 3,514,428 will be distributed thereafter.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Debenture to Stifel Financial Capital Trust II (1)	$35,000	$-	$-	$-	$-	$-	$35,000
Interest on debenture (1)	55,267	2,233	2,233	2,233	2,233	2,233	44,102
Debenture to Stifel Financial Capital Trust III (2)	35,000	-	35,000	-	-	-	-
Interest on debenture (2)	62,383	2,377	2,377	2,377	2,377	2,377	50,498
Debenture to Stifel Financial Capital Trust IV (3)	12,500	-	12,500	-	-	-	-
Interest on debenture (3)	22,876	848	848	848	848	848	18,636
Operating leases	293,015	58,420	53,901	44,640	38,988	34,145	62,921
Commitments to extend credit - Stifel Bank (4)	213,747	150,576	7,771	23,239	21,984	336	9,841
ARS repurchase plan (5)	64,250	64,250	-	-	-	-	-
	$794,038	$278,704	$114,630	$73,337	$66,430	$39,939	$220,998

(1)  Debenture to Stifel Financial Capital Trust II is callable at par no later than September 30, 2035. The interest is payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. Thereafter, interest rate assumes no increase.

(2)  Debenture to Stifel Financial Capital Trust III is callable at par no earlier than June 6, 2012, but no later than June 6, 2037. The interest is payable, in arrears, at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012, and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.

(3)  Debenture to Stifel Financial Capital Trust IV is callable at par no earlier than September 6, 2012, but no later than September 6, 2037. The interest is payable, in arrears, at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012, and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.

(4)  Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit, and lines of credit which may expire without being funded and, as such, do not represent estimates of future cash flow.

(5)  Stifel Nicolaus' modified ARS repurchase plan, wherein it will complete the repurchase of auction rate securities, at par, from its retail clients who purchased ARS through Stifel Nicolaus before the collapse of the ARS market in early 2008 no later than December 31, 2011. The amounts estimated for repurchase assume no issuer redemptions. Issuer redemptions have been at par, and we expect this to continue.

The contractual obligations table excludes uncertain tax position liabilities of $3.1 million, because we cannot make a reliable estimate of the timing of cash payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of our business and activities. Management of these risks is critical to our soundness and profitability. Risk management at our company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. Our senior management group takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in our business activities are: market (interest rates and equity prices), credit, operational, and regulatory and legal. We have adopted policies and procedures concerning risk management, and our Board of Directors, in exercising its oversight of management's activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

Market Risk

The potential for changes in the value of financial instruments owned by our company resulting from changes in interest rates and equity prices is referred to as "market risk." Market risk is inherent to financial instruments, and accordingly, the scope of our market risk management procedures includes all market risk-sensitive financial instruments.

We trade tax-exempt and taxable debt obligations, including U.S. treasury bills, notes, and bonds; U.S. government agency and municipal notes and bonds; bank certificates of deposit; mortgage-backed securities; and corporate obligations. We are also an active market maker in over-the-counter equity securities. In connection with these activities, we may maintain inventories in order to ensure availability and to facilitate customer transactions.

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

We are also exposed to market risk based on our other investing activities. These investments consist of investments in private equity partnerships, start-up companies, venture capital investments, and zero coupon U.S. government securities and are included under the caption "Investments" on the consolidated statements of financial condition.

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining inventories of interest rate-sensitive financial instruments and from changes in the interest rates on our interest-earning assets (including client loans, stock borrow activities, investments, inventories, and resale agreements) and our funding sources (including client cash balances, stock lending activities, bank borrowings, and repurchase agreements), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus requiring collateral to be delivered as necessary. Interest rates on client balances and stock borrow and lending produce a positive spread to our company, with the rates generally fluctuating in parallel.

We manage our inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. While a significant portion of our securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over several times per year.

Additionally, we monitor, on a daily basis, the Value-at-Risk ("VaR") in our trading portfolios using a ten-day horizon and report VaR at a 99% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusually volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2010, and the daily VaR at December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010			VaR calculation at
	High	Low	Daily Average	December 31, 2010	December 31, 2009

Daily VaR	$15,027	$1,894	$6,145	$8,043	$3,277

Stifel Bank's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bank is the matching of assets and liabilities of similar cash flow and repricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bank is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank's Board of Directors. Stifel Bank utilizes a third-party vendor to analyze the available data.

The following table illustrates the estimated change in net interest margin at December 31, 2010, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	57.8%
+100	29.3%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at December 31, 2010 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$438,830	$23,032	$31,990	$2,744
Securities	286,851	108,387	444,656	214,810
Interest-bearing cash	198,053	-	-	-
	$923,734	$131,419	$476,646	$217,554

Interest-bearing liabilities:
Transaction accounts and savings	$280,044	$252,375	$948,401	$143,758
Certificates of deposit	294	596	1,788	-
	$280,338	$252,971	$950,189	$143,758
GAP	643,396	(121,552)	(473,543)	73,796
Cumulative GAP	$643,396	$521,844	$48,301	$122,097

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed funds-based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Our interest rate hedging strategies may not work in all market environments and, as a result, may not be effective in mitigating interest rate risk.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $864.7 million, and the fair value of the collateral that had been sold or repledged was $109.6 million.

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

Stifel Bank extends credit to individual and commercial borrowers through a variety of loan products, including residential and commercial mortgage loans, home equity loans, construction loans, and non-real-estate commercial and consumer loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Stifel Bank's loan policy includes criteria to adequately underwrite, document, monitor, and manage credit risk. Underwriting requires reviewing and documenting the fundamental characteristics of credit, including character, capacity to service the debt, capital, conditions, and collateral. Benchmark capital and coverage ratios are utilized, which include liquidity, debt service coverage, credit, working capital, and capital to asset ratios. Lending limits are established to include individual, collective, committee, and board authority. Monitoring credit risk is accomplished through defined loan review procedures, including frequency and scope.

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e., in the same industry). Securities purchased under agreements to resell consist of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities, both with a large number of clients and counterparties, and any potential concentration is carefully monitored. Stock borrow and lending activities are executed under master netting agreements, which gives our company right of offset in the event of counterparty default. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of counterparties and borrowers and the use of limits established by our senior management group, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment, and other positions or commitments outstanding.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2011

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands)	2010	2009
Assets
Cash and cash equivalents	$253,529	$161,820
Restricted cash	6,868	-
Cash segregated for regulatory purposes	6,023	19
Receivables:
Brokerage clients, net	477,514	383,222
Brokers, dealers, and clearing organizations	247,707	309,609
Securities purchased under agreements to resell	123,617	124,854
Trading securities owned, at fair value (includes securities pledged of $272,172 and $287,683, respectively)	444,170	454,891
Available-for-sale securities, at fair value	1,012,714	578,488
Held-to-maturity securities, at amortized cost	52,640	7,574
Loans held for sale	86,344	91,117
Bank loans, net	389,742	335,157
Bank foreclosed assets held for sale, net of estimated cost to sell	1,577	3,143
Investments	178,936	109,403
Fixed assets, net	71,498	62,115
Goodwill	301,919	166,725
Intangible assets, net	34,595	24,648
Loans and advances to financial advisors and other employees, net	181,357	185,123
Deferred tax assets, net	197,139	53,462
Other assets	145,226	115,986
Total Assets	$4,213,115	$3,167,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
(in thousands, except share and per share amounts)	2010	2009
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$109,600	$90,800
Payables:
Customers	212,642	214,883
Brokers, dealers, and clearing organizations	114,869	90,460
Drafts	73,248	66,964
Securities sold under agreements to repurchase	109,595	122,533
Bank deposits	1,623,568	1,047,211
Federal Home Loan Bank advances	-	2,000
Trading securities sold, but not yet purchased, at fair value	200,140	277,370
Accrued compensation	234,512	166,346
Accounts payable and accrued expenses	170,382	113,364
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	19,935	9,398
	2,950,991	2,283,829
Liabilities subordinated to claims of general creditors	8,241	10,081
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 598,412 and zero shares, respectively	90	-
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 35,214,952 and 30,388,270 shares, respectively	5,282	4,558
Additional paid-in-capital	1,085,474	623,943
Retained earnings	232,415	244,615
Accumulated other comprehensive income	381	1,302
	1,323,642	874,418
Treasury stock, at cost, 1,490,315 and 4,221 shares, respectively	(69,238)	(242)
Unearned employee stock ownership plan shares, at cost, 81,349 and 113,885 shares, respectively	(521)	(730)
	1,253,883	873,446
Total Liabilities and Shareholders' Equity	$4,213,115	$3,167,356

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Revenues:
Principal transactions	$453,533	$458,188	$293,285
Commissions	445,260	345,520	341,090
Investment banking	218,104	125,807	83,710
Asset management and service fees	193,159	117,357	122,773
Interest	65,326	46,860	50,148
Other income/(loss)	19,855	9,138	(2,159)
Total revenues	1,395,237	1,102,870	888,847
Interest expense	13,211	12,234	18,510
Net revenues	1,382,026	1,090,636	870,337

Non-interest expenses:
Compensation and benefits	1,056,202	718,115	582,778
Occupancy and equipment rental	115,742	89,741	67,984
Communications and office supplies	69,929	54,745	45,621
Commissions and floor brokerage	26,301	23,416	13,287
Other operating expenses	114,081	84,205	68,898
Total non-interest expenses	1,382,255	970,222	778,568

Income/(loss) before income tax expense	(229)	120,414	91,769
Provision for income taxes/(benefit)	(2,136)	44,616	36,267
Net income	$1,907	$75,798	$55,502

Earnings per common share:
Basic	$0.06	$2.68	$2.31
Diluted	$0.05	$2.35	$1.98

Weighted average number of common shares outstanding:
Basic	32,482	28,297	24,069
Diluted	38,448	32,294	28,073

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
	Shares	Amount	Capital	Earnings	Income	cost	Plan	Total
Balance at December 31, 2007	23,320	3,498	298,092	125,303	(660)	(450)	(1,146)	424,637
Comprehensive income:
Net income	-	-	-	55,502	-	-	-	55,502
Net unrealized loss on securities, net of tax	-	-	-	-	(6,634)	-	-	(6,634)
Reclassification adjustment for losses included in net income, net of tax	-	-	-	-	999	-	-	999
Total comprehensive income	-	-	-	-	-	-	-	49,867
Purchase of treasury stock	-	-	-	-	-	(12,141)	-	(12,141)
Employee stock ownership plan purchases	-	-	1,004	-	-	-	208	1,212
Issuance of stock for employee benefit plans	811	122	(21,480)	(9,951)	-	9,874	-	(21,435)
Stock option exercises	243	37	1,062	(1,861)	-	2,657	-	1,895
Warrant exercises	-	-	(4)	-	-	4	-	-
Unit amortization	-	-	52,593	-	-	-	-	52,593
Excess tax benefit from stock-based compensation	-	-	14,840	-	-	-	-	14,840
Ryan Beck contingent earn-out	289	43	11,277	-	-	56	-	11,376
Issuance of stock - public offering	1,495	224	64,145	-	-	-	-	64,369
Extinguishment of Stifel Financial Capital Trust IV	142	21	5,951	-	-	-	-	5,972
Balance at December 31, 2008	26,300	$3,945	$427,480	$168,993	$(6,295)	$-	$(938)	$593,185
Comprehensive income:
Net income	-	-	-	75,798	-	-	-	75,798
Unrealized gain on securities, net of tax	-	-	-	-	7,517	-	-	7,517
Unrealized loss on cash flow hedging activities, net of tax					80			80
Total comprehensive income	-	-	-	-	-	-	-	83,395
Purchase of treasury stock	-	-	572	-	-	(572)	-	-
Employee stock ownership plan purchases	-	-	1,347	-	-	-	208	1,555
Issuance of stock for employee benefit plans	738	110	(7,607)	(72)	-	102	-	(7,467)
Stock option exercises	354	53	986	(104)	-	228	-	1,163
Unit amortization	-	-	42,502	-	-	-	-	42,502
Excess tax benefit from stock-based compensation	-	-	13,337	-	-	-	-	13,337
Ryan Beck contingent earn-out	271	41	9,260	-	-	-	-	9,301
Issuance of stock - at the market offering	1,000	150	44,544	-	-	-	-	44,694
Issuance of stock - public offering	1,725	259	91,511	-	-	-	-	91,770
Warrant exercises	-	-	11	-	-	-	-	11
Balance at December 31, 2009	30,388	$4,558	$623,943	$244,615	$1,302	$(242)	$(730)	$873,446

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders' Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
	Shares	Amount	Capital	Earnings	Income	cost	Plan	Total
Balance at December 31, 2009	30,388	$4,558	$623,943	$244,615	$1,302	$(242)	$(730)	$873,446
Comprehensive income:
Net income	-	-	-	1,907	-	-	-	1,907
Unrealized gain on securities, net of tax	-	-	-	-	3,132	-	-	3,132
Unrealized loss on cash flow hedging activities, net of tax	-	-	-	-	(5,793)	-	-	(5,793)
Foreign currency translation adjustment, net of tax	-	-	-	-	1,740	-	-	1,740
Total comprehensive income	-	-	-	-	-	-	-	986
Purchase of treasury stock	-	-	-	-	-	(91,769)	-	(91,769)
Employee stock ownership plan purchases	-	-	1,446	-	-	-	209	1,655
Issuance of stock for employee benefit plans	490	74	(35,632)	(4,738)	-	16,558	-	(23,738)
Stock option exercises	164	25	1,130	(5,647)	-	4,916	-	424
Unit amortization	-	-	204,096	-	-	-	-	204,096
Excess tax benefit from stock-based compensation	-	-	17,487	-	-	-	-	17,487
Purchase of TWPG	4,437	665	272,861	33	-	(2,274)	-	271,285
Warrant exercises	334	50	143	(3,755)	-	3,573	-	11
Balance at December 31, 2010	35,813	$5,372	$1,085,474	$232,415	$381	$(69,238)	$(521)	$1,253,883

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$1,907	$75,798	$55,502
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	23,843	23,216	13,946
Amortization of loans and advances to financial advisors and other employees	50,162	33,408	15,203
Amortization of premium/(accretion of discount) on available-for-sale securities	8,552	866	(593)
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	123	298	1,801
Amortization of intangible assets	5,518	2,762	3,081
Deferred income taxes	(54,213)	(10,270)	(6,168)
Excess tax benefits from stock-based compensation	(17,487)	(13,337)	(14,840)
Gain on extinguishment of debt	-	-	(6,662)
Stock-based compensation	190,731	47,962	54,356
(Gains)/losses on investments	(5,431)	14,303	10,843
Other, net	4,366	2,455	254
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	(6,004)	21	(21)
Receivables:
Brokerage clients	(93,765)	(79,688)	215,146
Brokers, dealers and clearing organizations	63,132	(198,034)	70,036
Securities purchased under agreements to resell	1,237	(107,131)	(4,478)
Loans originated as held for sale	(1,130,528)	(874,786)	(322,809)
Proceeds from mortgages held for sale	1,104,317	848,045	293,544
Trading securities owned, including those pledged	25,316	(332,315)	4,624
Loans and advances to financial advisors and other employees	(46,376)	(108,327)	(49,065)
Other assets	22,473	(14,136)	6,496
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Customers	(2,241)	58,388	(3,245)
Brokers, dealers and clearing organizations	13,251	62,181	(21,594)
Drafts	6,284	17,563	(2,081)
Trading securities sold, but not yet purchased	(77,230)	178,436	61,616
Other liabilities and accrued expenses	54,295	25,072	(24,599)
Net cash provided by/(used in) operating activities	$142,232	$(347,250)	$350,293

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, and principal paydowns on available-for-sale securities	$309,646	$49,259	$43,950
Sale or maturity of investments	105,703	57,515	63,428
Sale of bank branch	13,905	-	-
Sale of bank foreclosed assets held for sale	2,099	3,734	1,340
Sale of property	-	-	766
Increase in bank loans, net	(55,214)	(2,626)	(60,314)
Payments for:
Purchase of available-for-sale securities	(747,376)	(568,910)	(24,909)
Purchase of held-to-maturity securities	(45,963)	-	-
Purchase of bank foreclosed loans held for sale	(744)	(4,966)	(2,093)
Purchase of investments	(121,885)	(105,275)	(76,396)
Purchase of fixed assets	(27,736)	(27,892)	(21,647)
Acquisitions, net	(483)	(251,652)	(10,589)
Net cash used in investing activities	(568,048)	(850,813)	(86,464)
Cash Flows from Financing Activities:
Net proceeds/(payments) for short-term borrowings from banks	18,800	90,800	(127,850)
Securities sold under agreements to repurchase	(12,938)	120,317	2,216
Increase in bank deposits, net	593,977	762,413	92,317
Increase/(decrease) in securities loaned	11,158	(1,412)	(114,211)
Excess tax benefits from stock-based compensation	17,487	13,337	14,840
Proceeds from offering of common stock, net	-	136,464	64,369
Issuance of common stock	865	2,719	2,580
Reissuance of treasury stock	5,045	820	727
Extinguishment of senior notes	(23,000)	-	-
(Payments to)/proceeds from Federal Home Loan Bank advances	(2,000)	(4,000)	6,000
Extinguishment of subordinated debt	(1,840)	(1,300)	(914)
Repurchase of stock for treasury	(91,769)	-	(12,141)
Net cash provided by (used in) financing activities	515,785	1,120,158	(72,067)

Effect of exchange rate changes on cash	1,740	-	-

Increase/(decrease) in cash and cash equivalents	91,709	(77,905)	191,762
Cash and cash equivalents at beginning of year	161,820	239,725	47,963
Cash and cash equivalents at end of year	$253,529	$161,820	$239,725

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$54,984	$15,617	$31,966
Cash paid for interest	13,104	12,066	19,375
Noncash investing and financing activities:
Issuance of common stock for acquisition of TWPG	$271,285	$-	$-
Units, net of forfeitures	157,546	89,633	65,609
Payment of Ryan Beck contingent earn-out	-	9,301	11,376
Liabilities subordinated to claims of general creditors	-	3,166	4,050
Extinguishment of debenture to Stifel Financial Capital Trust IV	-	-	5,975

See accompanying Notes to Consolidated Financial Statements.

 STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

NOTE 1 - Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Thomas Weisel Partners LLC ("TWP"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), Stifel Nicolaus Canada, Inc. ("SN Canada"), Thomas Weisel Partners International Limited ("TWPIL"), and Stifel Bank & Trust ("Stifel Bank"), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company's principal customers are individual investors, corporations, municipalities, and institutions.

On July 1, 2010, Stifel Financial Corp. acquired Thomas Weisel Partners Group, Inc. ("TWPG"), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage, and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors and offers brokerage and advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products, and distribution management. The employees of the investment banking, research, and institutional brokerage businesses of Thomas Weisel Partners LLC ("TWP"), a wholly owned subsidiary of TWPG, were transitioned into Stifel Nicolaus during the third quarter of 2010. TWP will remain a wholly owned broker-dealer subsidiary of the Parent.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms "we," "us," "our," or "our company" in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts. We consider significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions, and estimates, to be: valuation of financial instruments and investments in partnerships; accrual for contingencies; allowance for loan losses; derivative instruments and hedging activities; fair value of goodwill and intangible assets; provision for income taxes and related tax reserves; and estimation of forfeitures associated with stock-based compensation. Actual results could differ from those estimates.

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

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently, and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity's activities. We consolidate voting interest entities when we determine that there is a controlling financial interest, usually ownership of all, or a majority of, the voting interest.

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and provides benefits or will either: (i) absorb a majority of the VIEs expected losses, (ii) receive a majority of the VIEs expected returns, or (iii) both.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's control structure, expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. Where qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See Note 29 for additional information on variable interest entities.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less that are not restricted or segregated to be cash equivalents. Cash and cash equivalents include money market mutual funds, deposits with banks, certificates of deposit, and federal funds sold. Cash and cash equivalents also include balances that Stifel Bank maintains at the Federal Reserve Bank.

Restricted Cash

Restricted cash consists of cash used as collateral for letters of credit related to certain TWPG lease commitments.

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2010.

Brokerage Client Receivables and Allowance for Doubtful Accounts

Brokerage client receivables include receivables of our company's broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. Brokerage client receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry.  The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a brokerage client receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

Securities Borrowed and Securities Loaned

Securities borrowed require our company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations in the consolidated statements of financial condition. For securities loaned, we receive collateral in the form of cash in an amount at least equal to the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations in the consolidated statements of financial condition. We monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Fees received or paid are recorded in interest revenue or interest expense.

Substantially all of these transactions are executed under master netting agreements, which gives us right of offset in the event of counterparty default; however, such receivables and payables with the same counterparty are not set-off in the consolidated statements of financial condition.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell ("resale agreements") are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. We obtain control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. These agreements are short-term in nature, collateralized by U.S. government agencies and with one counterparty. We value collateral on a daily basis, with additional collateral obtained when necessary to minimize the risk associated with this activity.

Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased, and derivatives. Other than those separately discussed in the notes to the consolidated financial statements, the remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value.

Fair Value Hierarchy

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., "the exit price") in an orderly transaction between market participants at the measurement date. We have categorized our financial instruments measured at fair value into a three-level classification in accordance with ASC 820 ("Topic 820"), "Fair Value Measurement and Disclosures," which established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level 1 - Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the measurement date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement, because it is directly observable to the market.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 - Instruments that have little to no pricing observability as of the measurement date. These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Valuation of Financial Instruments

When available, we use observable market prices, observable market parameters, or broker-dealer quotations (bid and ask prices) to derive the fair value of financial instruments. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

A substantial percentage of the fair value of our trading securities owned, available-for-sale securities, investments, and trading securities sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker-dealer quotations. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors we consider in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term, and the differences could be material.

The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value. See Note 6 for additional information on how we value our financial instruments.

Available-for-Sale Securities

Securities available for sale are recorded at fair value based on quoted prices for similar securities in active markets and other observable market data. Securities available for sale include U.S. agency notes; state and municipal securities; U.S. agency, non-agency, and commercial mortgage-backed securities; corporate debt securities; auction-rate securities ("ARS"); and asset-backed securities. We evaluate these securities for other-than-temporary impairment on a quarterly basis. If we determine other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. Factors we consider in determining whether an impairment is other-than-temporary are the length of time and extent of the impairment, the credit rating of the securities and the issuer, whether the issuer continues to make the contractual cash payments, whether we believe the issuer will be able to continue to make the contractual payments until the value recovers or the securities mature, and our company's ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we will not recover our investment in the securities.

Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income included in shareholders' equity. Amortization of premiums and accretion of discounts are recorded as interest income using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue in the consolidated statements of operations.

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

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Declines in market value below cost and any gains or losses on the sale of these assets are recognized in other revenues in the consolidated statements of operations. Market value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold.

Bank Loans

Bank loans consist of commercial and residential mortgage loans, home equity loans, stock secured loans, construction loans, and commercial and industrial and consumer loans originated by Stifel Bank. Bank loans that management has the intent and ability to hold are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, and deferred origination fees and costs. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized in the period using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Stifel Bank does not maintain any mortgage servicing rights on mortgages that are sold. Stifel Bank does not engage in sub-prime lending.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. In providing for the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Large groups of smaller balance homogenous loans are collectively evaluated for impairment.

In addition, impairment is measured on a loan-by-loan basis for non-homogeneous loans, and a specific allowance is established for individual loans determined to be impaired. Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement will not be collectible. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Bank Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank are held for sale and initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. These valuations are performed by a third-party appraisal firm. Revenue and expense from operations and changes in the valuation allowance are included in other income or other operating expense in the consolidated statements of operations.

Investments

Investments in the consolidated statements of financial condition contain investments in securities that are marketable and securities that are not readily marketable. These investments are not included in our broker-dealer trading inventory or available-for-sale or held-to-maturity portfolios and represent the acquiring and disposing of debt or equity instruments for our benefit.

Our broker-dealer subsidiaries report changes in fair value of marketable and non-marketable securities through current period earnings based on guidance provided by the AICPA Audit and Accounting Guide, "Brokers and Dealers in Securities." The fair value of marketable investments are generally based on either quoted market or dealer prices. The fair value of non-marketable securities is based on management's estimate using the best information available, which consists of quoted market prices for similar securities and internally developed discounted cash flow models.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, we estimate the fair value of each of our company's reporting units (generally defined as the businesses for which financial information is available and reviewed regularly by management) and compare it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, we are required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. We have elected July 31 as our annual impairment testing date. Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company's overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees' overall financial positions. The loan balance from former employees at December 31, 2010 and 2009 was $2,853 and $2,492, respectively, with associated loss allowances of $1,392 and $1,500, respectively.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repurchase agreements") are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. We make delivery of securities sold under agreements to repurchase and monitor the value of collateral on a daily basis. When necessary, we will deliver additional collateral.

Derivative Instruments and Hedging Activities

Stifel Bank recognizes all of its derivative instruments at fair value as either assets or liabilities in the consolidated statements of financial condition. These instruments are recorded in other assets or accounts payable and accrued expenses in the consolidated statements of financial condition and in the operating section of the consolidated statements of cash flows as increases or decreases of other assets and accounts payable and accrued expenses. Our company's policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments under ASC 815, "Derivatives and Hedging," we must also designate the hedging instrument or transaction, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2010, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 16 for additional details.

Revenue Recognition

Customer security transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Commission revenues are recorded as the amount charged to the customer, which, in certain cases, may include varying discounts. Principal securities transactions are recorded on a trade date basis. We distribute our proprietary equity research products to our client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

Investment banking revenues, which include underwriting fees, management fees, advisory fees, and sales credits earned in connection with the distribution of the underwritten securities, are recorded when services for the transactions are completed under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented net of related unreimbursed expenses. Expenses related to investment banking deals not completed are recognized as non-interest expenses in the consolidated statements of operations. For the periods presented, there were no significant expenses recognized for incomplete transactions. We have not recognized any incentive income that is subject to contingent repayments.

Asset management and service fees are recorded when earned, based on the period-end assets in the accounts, and consist of customer account service fees, per account fees (such as IRA fees), and wrap fees on managed accounts.

We earn fees from the investment partnerships that we manage or of which we are a general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. We have agreed, in certain cases, to waive management fees, in lieu of making a cash contribution, in satisfaction of our general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated a special profit interest in realized gains from these partnerships.

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in accounts payable and accrued expenses in the consolidated statements of financial condition and amortize the deferred rent over the lease term as a reduction to occupancy and equipment rental expense in the consolidated statements of operations.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefit) in the consolidated statements of operations. See Note 24 for further information regarding income taxes.

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at an average rate for the period. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 830, "Foreign Currency Matters," gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

Recently Adopted Accounting Guidance

Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standards Update ("Update") No. 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This guidance is effective for interim and annual reporting periods after December 15, 2010 (December 31, 2010 for our company). In January 2011, the FASB issued Update 2011-01, Receivables (Topic 310): Deferral of the Elective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20," which temporarily delays the effective date of the disclosures about trouble debt restructurings. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 9 - Bank Loans.

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

Consolidation

In February 2010, the FASB issued Update No. 2010-10, "Consolidation (Topic 810): Amendments for Certain Investment Funds," which provides for a deferral of the consolidation requirements of Topic 810 resulting from the issuance of FASB Statement No. 167 ("Statement 167"), Amendments to FASB Interpretation No. 46R," for a reporting entity's interest in an entity that has all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies (the "deferral"). The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. This guidance does not defer the disclosure requirements of Topic 810, as amended. The amendments in this Update are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and for interim periods within the first annual reporting period (January 1, 2010 for our company). The adoption of this guidance permits us to defer the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 for certain of these entities. See Note 29 - Variable Interest Entities.

Subsequent Events

In February 2010, the FASB issued Update No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which amends certain provisions of the current guidance, including the elimination of the requirement for disclosure of the date through which an evaluation of subsequent events was performed in issued and revised financial statements. This guidance was effective for the first interim and annual reporting periods beginning after issuance (March 31, 2010 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 30 - Subsequent Events.

Fair Value of Financial Instruments

In January 2010, the FASB issued Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the rollforward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 6 - Fair Value of Financial Instruments.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued and subsequently codified guidance amending ASC 860, "Transfers and Servicing," designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Additionally, the new guidance eliminates the qualifying special-purpose entity ("QSPE") concept. The guidance became effective for us with the reporting period beginning January 1, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

NOTE 3 - Acquisitions

Thomas Weisel Partners Group, Inc.

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG, an investment banking firm based in San Francisco, California. The purchase was completed pursuant to the merger agreement dated April 25, 2010. As consideration, at the close of the merger, we issued approximately 3,719,000 shares, including approximately 780,000 exchangeable shares to the holders of TWPG common stock and approximately 1,800,000 restricted stock units to employees of TWPG, which resulted in purchase consideration of $271,285. The fair value of the common stock and restricted stock units was determined using the market price of our common stock on the date of the merger. The merger furthers our company's mission of building the premier middle-market investment bank with significantly enhanced investment banking, research, and wealth management capabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 ("Topic 805"), "Business Combinations." Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $132,323 of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company's Global Wealth Management and Institutional Group segments. In management's opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of TWPG's business and the reputation and expertise of TWPG in the investment banking business. During the fourth quarter of 2010, we finalized the analysis of the fair values of the acquired net assets and the purchase price allocation; as a result, we recorded an increase to goodwill of $8,198. The change was primarily related to the valuation of the identified intangible assets by a third-party valuation firm and the completion of the purchase price allocation.

Identifiable intangible assets purchased by our company consisted of customer relationships, trade name and investment banking backlog with acquisition-date fair values of $6,040, $7,880, and $2,230, respectively. Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation, and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $2,900 were incurred during the year ended December 31, 2010, and are included in other operating expenses in the consolidated statement of operations.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$80,642
Trading securities owned	14,595
Investments	44,293
Fixed assets	8,195
Goodwill	132,323
Intangible assets	16,150
Deferred tax asset, net	88,186
Other assets	39,630
Total assets acquired	424,014

Liabilities:
Notes payable	23,000
Accrued compensation	47,396
Accounts payable and accrued expenses	82,333
Total liabilities assumed	152,729
Net assets acquired	$271,285

TWPG's results of operations have been included in our consolidated financial statements prospectively from the date of acquisition. The investment banking, research, and institutional brokerage businesses of TWPG were integrated with Stifel Nicolaus immediately after the merger; therefore, the revenues, expenses, and net income of the integrated businesses are not distinguishable within the results of our company. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting our historical results to include TWPG's results of operations adjusted for the following changes: amortization expense adjusted as a result of acquisition-date fair value adjustments to intangible assets; interest expense adjusted for revised debt structures; and the income tax effect of applying our statutory tax rates to TWPG's results. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

	Year Ended December 31,
	2010	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Total net revenues	$1,472,905	$1,286,664	$1,060,534
Net income/(loss)	(66,809)	39,770	792
Earnings/(loss) per share:
Basic	(2.06)	1.22	0.02
Diluted	(2.06)	1.03	0.02

 UBS Wealth Management Americas Branch Network

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. ("UBS") to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the "Acquired Locations") from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009, and October 16, 2009. This acquisition further expands our private client footprint. Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the "SEC"). The results of operations of the Acquired Locations have been included in our results prospectively from the respective acquisition dates.

The transaction was structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. In addition, a contingent earn-out payment is payable over the two-year period following the closing based on the performance of the UBS financial advisors who joined Stifel Nicolaus. We have recognized a liability of $11,200 for estimated earn-out payments over the two-year period. The liability is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2010.

Butler, Wick & Co., Inc.

On December 31, 2008, we closed on the acquisition of Butler, Wick & Co., Inc. ("Butler Wick"), a privately held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. We acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends our company's geographic reach in the Ohio Valley region. The purchase price of $12,000 was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values, and consolidated in our company's financial statements. Pro forma information is not presented, because the acquisition is not considered to be material. Butler Wick's results of operations have been included in our results prospectively from January 1, 2009.

Ryan Beck & Company, Inc. Earn-Out

On February 28, 2007, we completed the acquisition of Ryan Beck & Company, Inc. ("Ryan Beck"), a full-service brokerage and investment banking firm and wholly owned subsidiary of BankAtlantic Bancorp, Inc. Pursuant to the stock purchase agreement, an additional earn-out payment was payable based on the achievement of defined revenues over the two-year period following the closing. We paid the final earn-out payment of $9,301 related to the two-year private client contingent earn-out in 271,353 shares of our company's common stock at an average price of $34.30 per share in the first quarter of 2009, with partial shares paid in cash.

NOTE 4 -Sale of Bank Branch

On April 30, 2010, Stifel Bank completed the sale of certain assets and the transfer of certain liabilities of Stifel Bank's branch office, which resulted in a pre-tax loss of $401. As a result of the transaction, we sold $31,429 of loans as well as certain other assets, including the building and office equipment of $661, and the buyer assumed $17,621 of deposits.

The assets and liabilities associated with the branch office were reflected in loans held for sale, other assets, and deposits in the consolidated statements of financial condition as of December 31, 2009, respectively, at the lower of their carrying value or fair value less costs to sell. The branch sale was not classified as discontinued operations, as Stifel Bank has ongoing banking operations in this market.

NOTE 5 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2010 and 2009, included (in thousands):

	December 31 2010	December 31, 2009

Deposits paid for securities borrowed	$94,709	$147,325
Receivable from clearing organizations	78,269	97,658
Securities failed to deliver	74,729	64,626
	$247,707	$309,609

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2010 and 2009, included (in thousands):

	December 31 2010	December 31, 2009

Securities failed to receive	$78,499	$73,793
Deposits received from securities loaned	27,907	16,667
Payable to clearing organizations	8,463	-
	$114,869	$90,460

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 6 - Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased, and derivatives.

The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.

The following is a description of the valuation techniques used to measure fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Actively traded money market funds are measured at their net asset value, which approximates fair value, and classified as Level 1.

Financial Instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equities listed in active markets, certain corporate obligations, and certain U.S. Treasury bonds and other government obligations.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments generally include certain equity securities not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, and certain mortgage-backed and asset-backed securities.

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include ARS for which the market has been dislocated and largely ceased to function, equity securities with unobservable inputs, certain corporate obligations with unobservable pricing inputs, certain airplane trust certificates, limited partnerships, and other investments. Level 3 corporate bonds are valued using prices from comparable securities. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models.

Investments

Investments in public companies are valued based on quoted prices in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models.

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on the estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Derivatives

Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. These measurements are classified as Level 2 within the fair value hierarchy and are used to value interest rate swaps.

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,675	$15,675	$-	$-
Trading securities owned:
U.S. government agency securities	86,882	-	86,882	-
U.S. government securities	9,038	9,038	-	-
Corporate securities:
Fixed income securities	221,145	47,001	133,901	40,243
Equity securities	46,877	46,395	482	-
State and municipal securities	80,228	-	80,228	-
Total trading securities owned	444,170	102,434	301,493	40,243
Available-for-sale securities:
U.S. government agency securities	25,030	-	25,030	-
State and municipal securities	26,343	-	14,907	11,436
Mortgage-backed securities:
Agency	697,163	-	697,163	-
Non-agency	29,273	-	29,273	-
Commercial	67,996	-	67,996	-
Corporate fixed income securities	154,901	34,897	120,004	-
Asset-backed securities	12,008	-	12,008	-
Total available-for-sale securities	1,012,714	34,897	966,381	11,436
Investments:
Corporate equity securities	3,335	3,335	-	-
Mutual funds	32,193	32,193	-	-
U.S. government securities	8,751	8,751	-	-
Auction rate securities:
Equity securities	76,826	-	-	76,826
Municipal securities	6,533	-	-	6,533
Other	51,298	10,489	2,307	38,502
Total investments	178,936	54,768	2,307	121,861
	$1,651,495	$207,774	$1,270,181	$173,540

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government agency securities	$664	$-	$664	$-
U.S. government securities	131,561	131,561	-	-
Corporate securities:
Fixed income securities	61,026	18,815	37,526	4,685
Equity securities	6,800	6,780	20	-
State and municipal securities	89	-	89	-
Total trading securities sold, but not yet purchased	200,140	157,156	38,299	4,685
Securities sold, but not yet purchased (1)	19,935	19,935	-	-
Derivative contracts (2)	9,259	-	9,259	-
	$229,334	$177,091	$47,558	$4,685
(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,824	$3,824	$-	$-
Trading securities owned:
U.S. government agency securities	158,724	-	158,724	-
U.S. government securities	20,254	20,254	-	-
Corporate securities:
Fixed income securities	209,950	36,541	172,166	1,243
Equity securities	18,505	18,505	-	-
State and municipal securities	47,458	-	47,458	-
Total trading securities owned	454,891	75,300	378,348	1,243
Available-for-sale securities:
U.S. government agency securities	1,011	-	1,011	-
State and municipal securities	992	-	992	-
Mortgage-backed securities:
Agency	433,019	-	433,019	-
Non-agency	38,466	-	38,466	-
Commercial	47,640	-	47,640	-
Corporate fixed income securities	42,890	32,204	10,686	-
Asset-backed securities	14,470	-	11,777	2,693
Total available-for-sale securities	578,488	32,204	543,591	2,693
Investments:
Corporate equity securities	2,671	2,671	-	-
Mutual funds	28,597	28,597	-	-
U.S. government securities	7,266	7,266	-	-
Auction rate securities:
Equity securities	46,297	-	-	46,297
Municipal securities	9,706	-	-	9,706
Other	6,536	672	438	5,426
Total investments	101,073	39,206	438	61,429
	$1,138,276	$150,534	$922,377	$65,365

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$127,953	$127,953	$-	$-
U.S. government agency securities	1,537	-	1,537	-
Corporate securities:
Fixed income securities	122,491	11,744	110,747	-
Equity securities	25,057	25,057	-	-
State and municipal securities	332	-	332	-
Total trading securities sold, but not yet purchased	277,370	164,754	112,616	-
Derivative contracts (1)	78	-	78	-
	$277,448	$164,754	$112,694	$-
(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Our company's investment in a U.S. government security used to fund our venture capital activities in qualified Missouri businesses is classified as held-to-maturity and is not subject to fair value accounting; therefore, it is not included in the above analysis of fair value at December 31, 2009. This investment is included in investments in the consolidated statements of financial condition at December 31, 2009.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Financial Assets						Financial Liabilities
		Available-for-sale		Investments
	Corporate Fixed Income Securities (1)	Auction Rate Securities - Municipal	Asset-backed Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities (2)

Balance at December 31, 2009	$1,243	$-	$2,693	$46,297	$9,706	$5,426	$-
Unrealized gains/(losses):
Included in changes in net assets (3)	509	-	-	(1,671)	938	1,534	50
Included in OCI (4)	-	998	887	-	-	-	-
Realized gains/(losses) (3)	2,056	219	-	-	(629)	2,165	68
Purchases, issuances, settlements, net	36,337	10,219	(3,580)	32,200	(3,482)	29,377	3,677
Transfers:
Into Level 3	156	-	-	-	-	-	890
Out of Level 3	(58)	-	-	-	-	-	-
Net change	39,000	11,436	(2,693)	30,529	(3,173)	33,076	4,685
Balance at December 31, 2010	$40,243	$11,436	$-	$76,826	$6,533	$38,502	$4,685

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Included in trading securities sold, but not yet purchased in the consolidated statements of financial condition.
(3) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(4) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.

The results included in the table above are only a component of the overall trading strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: purchases of ARS from our customers, principal pay-downs of our available-for-sale securities, realized and unrealized gains and losses, redemptions of ARS at par, and the addition of partnership interests as a result of the merger with TWPG during the year ended December 31, 2010. There were no changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2010 relating to Level 3 assets still held at December 31, 2010. Investment gains and losses of our investments are included in our consolidated statements of operations as a component of other income.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the end of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the year ended December 31, 2010.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the year ended December 31, 2009 (in thousands):

	Year Ended December 31, 2009
			Investments
	Corporate Fixed Income Securities (1)	Asset-backed Securities (2)	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other

Balance at December 31, 2008	$4,161	$10,423	$11,470	$7,039	$5,169
Unrealized gains/(losses):
Included in changes in net assets (3)	(582)	-	(1,863)	(58)	410
Included in OCI (4)	-	(3,280)	-	-	-
Realized gains (3)	1,448	-	-	-	-
Purchases, issuances, settlements, net	(4,020)	(4,450)	36,690	2,725	350
Transfers in/(out) of Level 3	236	-	-	-	(503)
Net change	(2,918)	(7,730)	34,827	2,667	257
Balance at December 31, 2009	$1,243	$2,693	$46,297	$9,706	$5,426

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Included in available-for-sale securities in the consolidated statements of financial condition.
(3) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(4) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of December 31, 2010 and 2009, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$253,529	$253,529	$161,820	$161,820
Restricted cash	6,868	6,868
Cash segregated for regulatory purposes	6,023	6,023	19	19
Securities purchased under agreements to resell (1)	123,617	123,617	124,854	124,854
Trading securities owned	444,170	444,170	454,891	454,891
Available-for-sale securities	1,012,714	1,012,714	578,488	578,488
Held-to-maturity securities	52,640	52,984	7,574	4,276
Loans held for sale (1)	86,344	86,344	91,117	91,117
Bank loans	389,742	376,176	335,157	332,437
Investments	178,936	178,936	109,403	109,403
Financial liabilities:
Securities sold under agreements to repurchase (1)	$109,595	$109,595	$122,533	$122,533
Non-interest-bearing deposits	8,197	7,980	19,521	19,013
Interest-bearing deposits	1,615,371	1,565,199	1,027,690	1,027,403
Federal Home Loan Bank advances (1)	-	-	2,000	2,000
Trading securities sold, but not yet purchased	200,140	200,140	277,370	277,370
Securities sold, but not yet purchased (2)	19,935	19,935	-	-
Derivative contracts (3)	9,259	9,259	78	78
Liabilities subordinated to the claims of general creditors	8,241	7,739	10,081	9,299

(1) Carrying value approximates fair value.
(2) Included in other liabilities in the consolidated statements of financial condition.
(3) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2010 and 2009.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2010 and 2009 approximate fair value.

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

The decrease in fair value below the carrying amount of our asset-backed security at December 31, 2010 and 2009 is primarily due to unrealized losses that were caused by: illiquid markets for collateralized debt obligations, global disruptions in the credit markets, increased supply of collateralized debt obligation secondary market securities from distressed sellers, and difficult times in the banking sector, which has lead to a significant amount of bank failures. The decrease in fair value below the carrying amount of our asset-backed security as of December 31, 2010 was offset by ARS unrealized gains.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying value as of December 31, 2010 and 2009 approximate fair value.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2010 and 2009 approximate fair value.

Non-Interest-Bearing Deposits

The fair value of non-interest-bearing deposits was estimated using a discounted cash flow method.

Interest-Bearing Deposits

The fair values of money market and savings accounts were the amounts payable on demand at December 31, 2010 and 2009, and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Liabilities Subordinated to Claims of General Creditors

The fair value of subordinated debt was measured using the interest rates commensurate with borrowings of similar terms.

These fair value disclosures represent our best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

NOTE 7 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at December 31, 2010 and 2009, are as follows (in thousands):

	December 31, 2010	December 31, 2009
Trading securities owned:
U.S. government agency securities	$86,882	$158,724
U.S. government securities	9,038	20,254
Corporate securities:
Fixed income securities	221,145	209,950
Equity securities	46,877	18,505
State and municipal securities	80,228	47,458
	$444,170	$454,891
Trading securities sold, but not yet purchased:
U.S. government securities	$664	$127,953
U.S. government agency securities	131,561	1,537
Corporate securities:
Fixed income securities	61,026	122,491
Equity securities	6,800	25,057
State and municipal securities	89	332
	$200,140	$277,370

At December 31, 2010 and 2009, trading securities owned in the amount of $272,172 and $287,683, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

Trading securities sold, but not yet purchased, represent obligations of our company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. We are obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected in the consolidated statements of financial condition.

NOTE 8 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$-	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Non-agency	29,319	744	(790)	29,273
Commercial	66,912	1,212	(128)	67,996
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	-	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$-	$1,011
State and municipal securities	960	32	-	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	-	42,890
Asset-backed securities	13,235	1,235	-	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity (2)
Asset-backed securities	$7,574	-	(3,298)	$4,276

(1)  Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.

(2)  Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

During the year ended December 31, 2010, available-for-sale securities with an aggregate par value of $154,212 were called by the issuing agencies or matured, resulting in no gains or losses recorded through the consolidated statement of operations. Additionally, during the year ended December 31, 2010, Stifel Bank received principal payments on mortgage-backed securities of $154,740. During the years ended December 31, 2010 and 2009, unrealized gains, net of deferred taxes, of $3,301 and $6,244, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$14,017	$14,067	$-	$-
After one year through three years	101,513	102,433	-	-
After three years through five years	71,794	72,262	-	-
After five years through ten years	5,446	6,115	-	-
After ten years	23,734	23,405	52,640	52,984

Mortgage-backed securities
After three years through five years	9,813	10,119	-	-
After five years through ten years	71,238	71,006	-	-
After ten years	708,102	713,307	-	-
	$1,005,657	$1,012,714	$52,640	$52,984

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $111,626 and $76,502 at December 31, 2010 and 2009, respectively.

Certain investments in the available-for-sale portfolio at December 31, 2010, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at December 31, 2010, was $484,622, which was 47.9% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $489,626 at December 31, 2010. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

Our investment in a held-to-maturity asset-backed security consists of pools of trust preferred securities related to banks. Unrealized losses in our asset-backed security was caused primarily by: 1) illiquid markets for collateralized debt obligations, 2) global disruptions in the credit markets, 3) increased supply of collateralized debt obligation secondary market securities from distressed sellers, and 4) difficult times in the banking sector, which has led to a significant amount of bank failures.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position at December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
State and municipal securities	$(1,062)	$13,923	$-	$-	$(1,062)	$13,923
Mortgage-backed securities:
Agency	(2,697)	391,156	-	-	(2,697)	391,156
Non-agency	-	-	(790)	10,024	(790)	10,024
Commercial	(128)	23,047	-	-	(128)	23,047
Corporate fixed income securities	(327)	46,472	-	-	(327)	46,472
	$(4,214)	$474,598	$(790)	$10,024	$(5,004)	$484,622

 Other-Than-Temporary Impairment

We evaluate our investment securities portfolio on a quarterly basis for other-than-temporary impairment ("OTTI"). We assess whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred: (1) if we intend to sell the security, (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell, or will not be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while non-credit-related OTTI is recognized in accumulated other comprehensive income. For securities which we expect to sell, all OTTI is recognized in earnings.

Non-credit-related OTTI results from several factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in accumulated other comprehensive income. We applied the related OTTI guidance on the debt security types described below.

Pooled trust preferred securities represent collateralized debt obligations ("CDO") backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We utilized an internal resource with industry experience in pooled trust preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with Topic 820.

Based on the evaluation, we recognized a credit-related other-than-temporary impairment of $897 through earnings for the year ended December 31, 2010. During the year ended December 31, 2010, the remaining balance of other comprehensive loss related to the CDO was written off and, consequently, we reduced the amortized cost of the security. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

As of December 31, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. We have reviewed our asset-backed portfolio and do not believe there is additional OTTI from these securities other than what has already been recorded.

As the decline in fair value of the securities is not attributable to credit quality but rather to changes in interest rates and the liquidity issues that have had a pervasive impact on the market and because we do not have the intent to sell these securities and it is not likely we would be required to sell these securities until a fair value recovery or maturity, we do not consider these securities to be other-than-temporarily impaired as of December 31, 2010.

NOTE 9 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at December 31, 2010 and 2009 (in thousands, except percentages):

	December 31, 2010		December 31, 2009
	Balance	Percent	Balance	Percent

Consumer (1)	$266,806	68.2%	$227,436	67.8%
Residential real estate	49,550	12.7	52,086	15.5
Commercial	41,965	10.7	11,294	3.4
Home equity lines of credit	30,966	7.9	33,369	10.0
Commercial real estate	1,637	0.4	10,152	3.0
Construction and land	524	0.1	952	0.3
	391,448	100.0%	335,289	100.0%
Unamortized loan origination costs, net of loan fees	392		1,556
Loans in process	233		14
Allowance for loan losses	(2,331)		(1,702)
	$389,742		$335,157

(1)  Includes stock-secured loans of $266,133 and $226,527 at December 31, 2010 and 2009, respectively.

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Allowance for loan losses, beginning of period	$1,702	$2,448	$1,685
Provision for loan losses	460	604	1,923
Charge-offs:
Real estate construction loans	(216)	(213)	(414)
Construction and land	-	(859)	(493)
Commercial real estate	-	(294)	(253)
Other	(2)	(25)	-
Total charge-offs	(218)	(1,391)	(1,160)
Recoveries	387	41	-
Allowance for loan losses, end of period	$2,331	$1,702	$2,448

At December 31, 2010 and 2009, Stifel Bank had mortgage loans held for sale of $86,344 and $91,117, respectively. Included in loans held for sale at December 31, 2009, were loans expected to be assumed as part of the sale of Stifel Bank's branch office of $33,129. See Note 4 for further discussion. For the years ended December 31, 2010, 2009, and 2008, Stifel Bank recognized a gain of $8,263, $4,138, and $2,089, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At December 31, 2010, Stifel Bank had $1,132 of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $165. Further, Stifel Bank had $388 in troubled debt restructurings at December 31, 2010.  At December 31, 2009, Stifel Bank had $1,368 of nonaccrual loans that were more than 90 days past due, for which there was a specific reserve of $47. In addition, there were $533 in troubled debt restructurings at December 31, 2009. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were insignificant to the consolidated financial statements.

At December 31, 2010 and 2009, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $857 and $590, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $3,484 and $994, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

NOTE 10 - Fixed Assets

The following is a summary of fixed assets as of December 31, 2010 and 2009 (in thousands):

	December 31 2010	December 31, 2009

Furniture and equipment	$116,650	$92,126
Building and leasehold improvements	51,046	41,434
	167,696	133,560
Less accumulated depreciation and amortization	(96,198)	(71,445)
	$71,498	$62,115

For the years ended December 31, 2010, 2009, and 2008, depreciation and amortization of owned furniture and equipment, and leasehold improvements totaled $21,749, $17,605, and $12,948, respectively, and are included in occupancy and equipment rental in the consolidated statements of operations.

NOTE 11 - Goodwill and Intangible Assets

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below an operating segment on an annual basis. Our reporting units are Private Client Group, Fixed Income Capital Markets, Equity Capital Markets, and Stifel Bank. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. No indicators of impairment were identified during our annual impairment testing as of July 31, 2010.

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2009	Net additions	Impairment losses	December 31, 2010
Goodwill
Global Wealth Management	$112,420	$16,104	$-	$128,524
Institutional Group	54,305	119,090	-	173,395
	$166,725	$135,194	$-	$301,919

	December 31, 2009	Net additions	Net deductions	Amortization	December 31, 2010
Intangible assets
Global Wealth Management	$21,356	$4,150	$(1,060)	$(2,983)	$21,463
Institutional Group	3,292	12,375	-	(2,535)	13,132
	$24,648	$16,525	$(1,060)	$(5,518)	$34,595

The additions to goodwill and intangible assets during the year ended December 31, 2010 are primarily attributable to the acquisition of TWPG. In connection with the merger with TWPG, we recorded $16,150 of intangible assets, consisting of customer relationships ($6,040), trade name ($7,880), and investment banking backlog ($2,230). The customer relationships and trade name will be amortized over a weighted average life of 9 years and 15 years, respectively. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 6 months. See Note 3 for additional information regarding our merger with TWPG.

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer relationships	$37,068	$11,015	$30,754	$7,584
Trade name	7,981	364	-	-
Non-compete agreement	2,441	2,238	2,441	2,023
Investment banking backlog	2,230	1,508	-	-
Core deposits (1)	-	-	2,157	1,097
	$49,720	$15,125	$35,352	$10,704

(1) The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2010, have been reduced by $2,157 and $1,097, respectively, related to the sale of certain assets and the transfer of certain liabilities of Stifel Bank's branch office as described in Note 4 in the notes to our consolidated financial statements.

Amortization expense related to intangible assets was $5,518, $2,762, and $3,081 for the years ended December 31, 2010, 2009, and 2008, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2010 are: customer relationships, 7.7 years; trade name, 14.5 years; and non-compete agreements, 0.9 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 6 months. As of December 31, 2010, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2011	$5,219
2012	3,909
2013	3,482
2014	3,185
2015	2,853
Thereafter	15,947
$34,595

NOTE 12 - Short-Term Borrowings

Our short-term financing is generally obtained through the use of bank loans and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $313,500 during the year ended December 31, 2010. There are no compensating balance requirements under these arrangements. At December 31, 2010, short-term borrowings from banks were $109,600 at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162,577. At December 31, 2009, short-term borrowings from banks were $90,800 at an average rate of 1.04%, which were collateralized by company-owned securities valued at $165,150. The average bank borrowing was $108,784, $107,383, and $132,660 for the years ended December 31, 2010, 2009, and 2008, respectively, at weighted average daily interest rates of 1.01%, 0.99%, and 2.28%, respectively.

At December 31, 2010 and 2009, Stifel Nicolaus had a stock loan balance of $27,907 and $16,667, respectively, at weighted average daily interest rates of 0.26% and 0.33%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $69,507, $53,110, and $105,424 during the years ended December 31, 2010, 2009, and 2008, respectively, at weighted average daily effective interest rates of 1.54%, 1.07%, and 2.47%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009

Money market and savings accounts	$1,590,663	$993,264
Demand deposits (interest-bearing)	22,031	16,181
Demand deposits (non-interest-bearing)	8,197	19,521
Certificates of deposit	2,677	18,245
	$1,623,568	$1,047,211

The weighted average interest rate on deposits was 0.2% and 0.5% at December 31, 2010 and 2009, respectively.

Scheduled maturities of certificates of deposit at December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Certificates of deposit, less than $100:
Within one year	$198	$9,775
One to three years	577	514
Over three years	190	250
	$965	$10,539

Certificates of deposit, $100 and greater:
Within one year	$692	$5,936
One to three years	1,020	1,217
Over three years	-	553
	$1,712	$7,706

	$2,677	$18,245

At December 31, 2010 and 2009, the amount of deposits includes deposits of related parties, including $1,609,724 and $1,008,593, respectively, of brokerage customers' deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $405 and $391, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 14 - Federal Home Loan Bank Advances

At December 31, 2009, Stifel Bank had $2,000 of credit extended from the Federal Home Loan Bank ("FHLB"), consisting of advances. The FHLB advance matured on April 30, 2010. The average FHLB advances outstanding were $652, $3,304, and $10,739 during the years ended December 31, 2010, 2009, and 2008, respectively, at weighted average daily interest rates of 3.22%, 3.12%, and 2.56%, respectively.

NOTE 15 - Debentures to Stifel Financial Capital Trusts

On August 12, 2005, we completed a private placement of $35,000 of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the "Trust II"), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a fixed interest rate equal to 6.38% per annum from the issue date to September 30, 2010, and then will be payable at a floating interest rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by the Trust II. The debenture bears the same terms as the trust preferred securities and is presented as Debenture to Stifel Financial Capital Trust II in the consolidated statements of financial condition.

On March 30, 2007, we completed a private placement of $35,000 of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the "Trust III"), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012, and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as Debenture to Stifel Financial Capital Trust III in the consolidated statements of financial condition. The net proceeds from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of Stifel Bank.

On June 28, 2007, we completed a private placement of $35,000 of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the "Trust IV"), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012, and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as Debenture to Stifel Financial Capital Trust IV in the consolidated statements of financial condition. The net proceeds from the sale of the Junior Subordinated Debentures to Trust IV were used to call, on July 13, 2007, our $34,500 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

On November 4, 2008, we issued 142,196 shares of our common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities, originally offered and sold by Stifel Financial Capital Trust IV. As a result, we extinguished $12,500 of our debenture to Stifel Financial Capital Trust IV in 2008 and recorded an approximate $6,700 gain before certain expenses and taxes reflected in other revenues in the consolidated statements of operations.

NOTE 16 - Derivative Instruments and Hedging Activities

Stifel Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our company making fixed payments. Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements.

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$491,807	Other assets	$-	Accounts payable and accrued expenses	$(9,259)

	December 31, 2009
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$403,503	Other assets	$157	Accounts payable and accrued expenses	$(78)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other operating expense. There was no ineffectiveness recognized during the year ended December 31, 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, the Company estimates that $7,444 will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments in the consolidated statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$12,411	Interest expense	$3,073	None	$-

	Year Ended December 31, 2009
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$1,540	Interest expense	$1,619	None	$-

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of Fed-funds-based affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no repayment risk. See Note 6 in the notes to our consolidated financial statements for further discussion on how we determine the fair value of our financial instruments. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

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

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10,194. We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted collateral of $16,694 against our obligations under these agreements. If we had breached any of these provisions at December 31, 2010, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 17 - Liabilities Subordinated to Claims of General Creditors

Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units and 50% is deferred in mutual funds that earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. We obtained approval from FINRA and its predecessor, the New York Stock Exchange, to subordinate the liability for future payments for the portion of compensation that is not deferred in stock units. Required annual payments, as of December 31, 2010, are as follows (in thousands):

Distribution - January 31,	Plan year	Total

2011	2005	$1,284
2012	2006	1,638
2013	2007	2,188
2014	2008	3,131
		$8,241

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in our computation of net capital under the SEC's Uniform Net Capital Rule. We have estimated the fair value of the liability to be $7,739 as of December 31, 2010.

NOTE 18 - Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2010, had no material effect in the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $90,546 to satisfy the minimum margin deposit requirement of $56,765 at December 31, 2010.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $15,000 in cash at December 31, 2010, which satisfied the minimum margin deposit requirements of $6,250.

We also provide guarantees to securities clearinghouses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. Our liability under these agreements is not quantifiable and may exceed the cash and securities we have posted as collateral. However, the potential requirement for us to make payments under these arrangements is considered remote. Accordingly, no liability has been recognized for these arrangements.

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement with the State of Missouri, the State of Indiana, the State of Colorado, and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the agreement, we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At December 31, 2010, we estimate that our retail clients held $64,525 of eligible ARS after issuer redemptions of $42,096 and Stifel repurchases of $89,729.

Phases two and three of the modified ARS repurchase plan were completed during the year ended December 31, 2010, in which we repurchased ARS of $39,225. During the final phase, which will be completed by December 31, 2011, we estimate that we will repurchase ARS of $64,250. The amount estimated for repurchase represents ARS held by our clients at December 31, 2010, and assumes no issuer redemptions.

We have recorded a liability for our estimated exposure to the repurchase plan based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par, and we believe will continue to be at par over the remaining repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 23 in the notes to our consolidated financial statements for further details.

Fund Capital Commitments

At December 31, 2010, our asset management subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships of $4,600. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2010 and 2009, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases and Purchase Obligations

We have non-cancelable operating leases for office space and equipment. Future minimum commitments under these operating leases at December 31, 2010 are as follows (in thousands):

2011	$58,420
2012	53,901
2013	44,640
2014	38,988
2015	34,145
Thereafter	62,921
$293,015

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the year ended December 31, 2010 was $53,948, net of sublease income of $1,166. Rent expense for the years ended December 31, 2009, and 2008 was $40,855, and $31,736, respectively.

Note 19 - Legal Proceedings

Our company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. Our company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these lawsuits, arbitrations, and regulatory investigations. In view of the number and diversity of claims against the company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

The regulatory investigations include inquiries from the SEC and a state regulatory authority relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDO"). We are fully cooperating with the SEC and the state regulatory authority in these investigations and have provided information and testimony.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs").

The suit arises out of purchases of certain CDO by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDO. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200,000. Since the investments were made, we believe their value has declined significantly and may ultimately result in a total loss for the OPEB trusts.  The Plaintiffs have asserted that the school districts contributed $37,500 to the OPEB trusts to purchase the investments. The balance of $162,500 used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse of Depfa Bank, as lender, is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud, and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages, and attorney's fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDO, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants' motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint, denying the substantive allegations and asserting various affirmative defenses. Stifel Nicolaus and the RBC entities have asserted cross-claims for indemnity and contribution against each other. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs' claims.

Prior to the acquisition of TWPG, FINRA commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15,700 of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously.

NOTE 20 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and TWP have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1,000, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method, whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined). The only restriction with regard to the payment of cash dividends by our company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

At December 31, 2010, Stifel Nicolaus had net capital of $180,544, which was 30.8% of aggregate debit items and $168,825 in excess of its minimum required net capital. At December 31, 2010, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SN Ltd and TWPIL, are subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At December 31, 2010, SN Ltd's and TWPIL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At December 31, 2010, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2010, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below.

<
Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$827,812	29.2%	$226,817	8.0%	$283,521	10.0%
Tier 1 capital to risk-weighted assets	825,481	29.1	113,408	4.0	170,113	6.0
Tier 1 capital to adjusted average total assets	825,481	25.6	129,100	4.0	161,375	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$122,185	14.4%	$67,775	8.0%	$84,719	10.0%
Tier 1 capital to risk-weighted assets	119,854	14.1	33,887	4.0	50,831	6.0
Tier 1 capital to adjusted average total assets	119,854	7.8	61,312	4.0	76,640	5.0

NOTE 21 - Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Awards under our company's incentive stock award plans are granted at market value at the date of grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 3,138,300 shares at December 31, 2010.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $203,817, $45,744, and $52,594 for the years ended December 31, 2010, 2009, and 2008, respectively. The related income tax benefit recognized in income was $17,487, $13,337, and $14,840 for the years ended December 31, 2010, 2009, and 2008, respectively.

Modification of Deferred Compensation Plan

On August 3, 2010, the Compensation Committee approved the modification of the existing Stifel Nicolaus Wealth Accumulation Plan (the "SWAP Plan") to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in a charge of $106,400 after tax ($179,450 pre-tax) included in compensation and benefits expense in the consolidated statements of operations.

Under the provisions of the modified SWAP Plan, future deferred compensation awards to employees will continue to be subject to continued service and employment requirements with the grant date fair value of the awards amortized as compensation expense over the required service period, which is typically three to eight years; however, participants who wish to leave our company and whose awards have not met the service requirements for vesting at that time may seek the approval of the SWAP Plan's administrative committee to receive those awards. Upon receipt of approval, the employee's awards will continue to vest over the remaining service period of the award provided that the employee executes a non-compete, non-solicitation agreement, which will be effective over the remaining term of the award. The removal of the service requirement by the administrative committee will result in a non-cash compensation charge for the unvested portion at the time of the approval.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. On July 1, 2010, we granted options to the former directors of TWPG in exchange for the options they held prior to the merger. Pursuant to the terms of the merger agreement, all outstanding options held by the former directors of TWPG were converted into stock options at the exchange rate. During the year ended December 31, 2009, no options were granted.

A summary of option activity under the plans as of December 31, 2010, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value

Outstanding December 31, 2009	987	$8.63
Granted	61	$57.73
Exercised	(309)	$6.40
Forfeited	-	$-
Expired	-	$-
Outstanding December 31, 2010	739	$13.58	2.79	$36,791
Exercisable December 31, 2010	726	$13.36	2.73	$36,326

At December 31, 2010, there was $114 of unrecognized compensation expense related to non-vested options. The expense is expected to be recognized over a weighted-average period of 1.0 years. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $13,922, $10,907, and $10,344, respectively. The fair value of options vested during the years ended December 31, 2010, 2009, and 2008 was $2,938, $4,223, and $4,394, respectively. Cash proceeds from the exercise of stock options were $1,977, $2,344, and $2,210 for the years ended December 31, 2010, 2009, and 2008, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2010, 2009, and 2008 were $5,653, $4,310, and $4,078, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At December 31, 2010, the total number of stock units outstanding was 9,445,071.

A summary of 2009 activity for unvested stock units is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted-average grant date fair value

Unvested December 31, 2009	5,025
Granted	3,730	$45.81
Vested	(8,296)
Cancelled	-
Unvested December 31, 2010	459

At December 31, 2010, there was unrecognized compensation cost for stock units of $15,861, which is expected to be recognized over a weighted-average period of 3.2 years.

Deferred Compensation Plans

The SWAP Plan is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of December 31, 2010, there were 5,032,059 units outstanding under the Plan.

Additionally, the SWAP Plan provides Stifel Nicolaus' financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments on the consolidated statements of financial condition are investments in mutual funds of $32,193 and $28,597 at December 31, 2010 and 2009, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2010 and 2009, the deferred compensation liability related to the mutual fund option of $23,917 and $22,517, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of December 31, 2010, there were 4,294,015 units outstanding under the two plans.

Employee Stock Ownership Plans

We have an internally leveraged employee stock ownership plan ("ESOP") in which qualified employees of our company, as defined in the ESOP, participate. We make annual contributions to the ESOP in an amount determined by the Compensation Committee on behalf of all eligible employees based upon the relationship of individual compensation to total compensation.

The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The remaining collateral shares are reported as a reduction to paid-in capital in equity. As shares are committed to be released, we report compensation expense equal to the current market value of the shares.

Compensation expense of $1,678, $1,555, and $1,212 relating to the ESOP was recorded for the years ended December 31, 2010, 2009, and 2008, respectively. The ESOP trust owned 473,289 and 457,947 shares of common stock at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there were 81,349 and 113,885 shares held in suspense with a fair value of $5,047 and $6,747, respectively.

Retirement Plans

Eligible employees of our company who have met certain service requirements may participate in the Stifel Nicolaus Profit Sharing 401(k) Plan (the "Profit Sharing Plan"). Under the Profit Sharing Plan, participants can purchase up to 500,000 shares of our common stock. We may match certain employee contributions or make additional contributions to the Profit Sharing Plan at our discretion. Our contributions to the Profit Sharing Plan were $3,326, $3,076, and $1,871 for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 22 - Restructuring

As a result of the merger and integration of TWPG, we incurred certain restructuring charges. These charges relate to costs associated with contract and lease terminations, consolidation of facilities and infrastructure, and employee termination benefits, which represent one-time activities and do not represent ongoing costs to fully integrate TWPG. The charges were included in other operating expenses, occupancy and equipment rental, and compensations and benefits expense, respectively, on the consolidated statements of operations.

Contract termination fees are determined based on the provisions of ASC Topic 420, "Exit or Disposal Cost Obligations," which among other things, requires the recognition of a liability for contract termination under a cease-use date concept. Lease terminations represent costs associated with redundant office space disposed of as part of the restructuring plan. Payments related to terminated lease contracts continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2011.

The following table presents a summary of the activity with respect to the restructuring-related liabilities included in accrued compensation and accounts payable and accrued expenses on the consolidated statements of financial condition (in thousands):

Balance at December 31, 2009	$-
Provision charged to operating expense	9,300
Cash outlays	(2,798)
Non-cash write-downs	(207)
Balance at December 31, 2010	$6,295

NOTE 23 - Off-Balance Sheet Credit Risk

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

We borrow and lend securities to facilitate the settlement process and finance transactions, utilizing customer margin securities held as collateral. We monitor the adequacy of collateral levels on a daily basis. We periodically borrow from banks on a collateralized basis, utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, we are subject to the risk of acquiring the securities at prevailing market prices in order to satisfy our customer obligations. We control our exposure to credit risk by continually monitoring our counterparties' positions, and where deemed necessary, we may require a deposit of additional collateral and/or a reduction or diversification of positions. Our company sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. We are exposed to risk of loss if securities prices increase prior to closing the transactions. We control our exposure to price risk from short sales through daily review and setting position and trading limits.

We manage our risks associated with the aforementioned transactions through position and credit limits and the continuous monitoring of collateral. Additional collateral is required from customers and other counterparties when appropriate.

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $864,677, and the fair value of the collateral that had been sold or repledged was $109,595. At December 31, 2009, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $792,094, and the fair value of the collateral that had been sold or repledged was $122,533.

Derivatives' notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable.

 We enter into interest rate derivative contracts to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are principally used to manage differences in the amount, timing, and duration of our known or expected cash payments related to certain variable-rate affiliated deposits.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments. Our interest rate hedging strategies may not work in all market environments and, as a result, may not be effective in mitigating interest rate risk.

For a complete discussion of our activities related to derivative instruments, see Note 16 in the notes to our consolidated financial statements.

In the ordinary course of business, Stifel Bank has commitments to originate loans, standby letters of credit, and lines of credit. Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established by the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash commitments. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

At December 31, 2010 and 2009, Stifel Bank had outstanding commitments to originate loans aggregating $107,171 and $91,670, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2010 scheduled to be disbursed in the following two months.

Through Stifel Bank, in the normal course of business, we originate residential mortgage loans and sell them to investors. We may be required to repurchase mortgage loans that have been sold to investors in the event there are breaches of certain representations and warranties contained within the sales agreements. While we have yet to repurchase a loan sold to an investor, we may be required to repurchase mortgage loans that were sold to investors in the event that there was inadequate underwriting or fraud, or in the event that the loans become delinquent shortly after they are originated. We also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans.

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2010 and 2009, Stifel Bank had outstanding letters of credit totaling $9,178 and $1,047, respectively. One of the standby letters of credit has an expiration of January 1, 2012. All of the remaining standby letters of credit commitments at December 31, 2010, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2010 and 2009, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $97,398 and $27,148, respectively.

NOTE 24 - Income Taxes

The provision for income taxes/(benefit) consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current taxes:
Federal	$35,998	$46,646	$35,400
State	9,647	10,854	7,525
Foreign	(19)	-	-
	45,626	57,500	42,925
Deferred taxes:
Federal	(36,965)	(5,844)	(5,491)
State	(11,821)	(7,040)	(1,167)
Foreign	1,024	-	-
	(47,762)	(12,884)	(6,658)
Provision for income taxes/(benefit)	$(2,136)	$44,616	$36,267

Reconciliation of the statutory federal income tax rate with our company's effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory rate	$(80)	$42,145	$32,119
State income taxes, net of federal income tax benefit	(845)	6,052	4,318
Investment and jobs creation state tax credit, net of federal income tax effect	-	(3,444)	-
Change in valuation allowance	(767)	-	-
Other, net	(444)	(137)	(170)
Effective tax rate	$(2,136)	$44,616	$36,267

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Deferred compensation	$144,773	$49,309
Net operating loss carryforwards	35,397	1,152
Accrued expenses	22,280	8,336
Unrealized loss on investments	7,453	2,042
Depreciation	4,377	-
Receivable reserves	2,480	2,128
Investment and jobs creation credit	2,069	2,740
Other	1,807	63
Total deferred tax assets	220,636	65,770
Valuation allowance	(6,287)	-
	214,349	65,770
Deferred tax liabilities:
Goodwill and other intangibles	(13,635)	(7,337)
Prepaid expenses	(3,575)	(2,990)
Depreciation	-	(1,637)
Other	-	(344)
	(17,210)	(12,308)
Net deferred tax asset	$197,139	$53,462

We will establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before we are able to realize their benefits, or the future deductibility is uncertain. We recorded a deferred tax asset valuation allowance of $6,287 as of December 31, 2010, related to capital losses, both realized and unrealized, incurred by TWPG, certain state net operating losses of TWPG, and TWPIL's net operating loss carryforwards. We believe our company's future tax profits will be sufficient to recognize our net deferred tax assets.

As of December 31, 2010, we have net operating loss carryforwards of $147,482 with expiration dates between 2011 and 2027.

Uncertain Tax Positions

As of December 31, 2010 and 2009, we had $3,138 and $2,046, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision of income taxes/(benefits) in the consolidated statements of operations. As of December 31, 2010 and 2009, we had accrued interest and penalties of $906 and $422, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008 was not significant.

The following table summarizes the activity related to our company's unrecognized tax benefits from January 1, 2008 to December 31, 2010 (in thousands):

	December 31, 2010	December 31, 2009	December 31, 2008

Beginning balance	$2,046	$2,015	$2,869
Increase related to prior year tax positions	1,907	303	109
Decrease related to prior year tax positions	(586)	(157)	(530)
Increase related to current year tax positions	35	233	254
Decreases related to settlements with taxing authorities	-	(319)	(572)
Decreases related to lapsing of statute of limitations	(264)	(29)	(115)
Ending balance	$3,138	$2,046	$2,015

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal, certain state and local, or non-U.S. income tax examination by tax authorities for taxable years before 2006. Certain state returns are not subject to examination by tax authorities for taxable years before 2001.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months as a result of the expiration of various statutes of limitations or for the resolution of U.S. federal and state examinations, but we do not expect this change to be material to the consolidated financial statements.

NOTE 25 - Segment Reporting

We currently operate through the following three business segments: Global Wealth Management, Institutional Group (formerly Capital Markets), and various corporate activities combined in the Other segment. The UBS Acquired Locations acquisition and related customer account conversion to our platform has enabled us to leverage our customers' assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, we have changed how we manage these reporting units, and consequently, they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Institutional Group. Previously reported segment information has been revised to reflect this change.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The Institutional Group segment includes institutional sales and trading. It provides securities brokerage, trading, and research services to institutions, with an emphasis on the sale of equity and fixed income products. This segment also includes the management of and participation in underwritings for both corporate and public finance (exclusive of sales credits generated through the private client group, which are included in the Global Wealth Management segment), merger and acquisition, and financial advisory services.

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues: (1)
Global Wealth Management	$843,269	$595,974	$473,852
Institutional Group	541,839	494,092	390,726
Other	(3,082)	570	5,759
	$1,382,026	$1,090,636	$870,337

Income/(loss) before income taxes:
Global Wealth Management	194,023	104,699	100,944
Institutional Group	129,535	129,133	91,892
Other	(323,787)	(113,418)	(101,067)
	$(229)	$120,414	$91,769

(1)  No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2010, 2009, or 2008.

The following table presents our company's total assets on a segment basis at December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Total assets:
Global Wealth Management	$2,965,168	$2,226,050
Institutional Group	883,235	701,213
Other	364,712	240,093
	$4,213,115	$3,167,356

We have operations in the United States, Canada, United Kingdom, and Europe. Our company's foreign operations are conducted through its wholly owned subsidiaries, SN Ltd., SN Canada, and TWPIL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2010, 2009, and 2008, were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues:
United States	$1,340,727	$1,069,066	$837,152
United Kingdom	20,479	13,527	21,610
Canada	10,739	-	-
Other European	10,081	8,043	11,575
	$1,382,026	$1,090,636	$870,337

 NOTE 26 - Other Comprehensive Income

The following table sets forth the components of other comprehensive income for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income	$1,907	$75,798	$55,502
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	3,132	7,517	(6,634)
Unrealized (losses)/gains in cash flow hedging instruments, net of tax	(5,793)	80	-
Foreign currency translation adjustment, net of tax	1,740	-	-
Reclassification adjustment for losses included in net income, net of tax	-	-	999
	(921)	7,597	(5,635)
Comprehensive income	$986	$83,395	$49,867

NOTE 27 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008 (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Net income	$1,907	$75,798	$55,502
Shares for basic and diluted calculations:
Average shares used in basic computation	32,482	28,297	24,069
Dilutive effect of stock options and units (1)	5,966	3,997	4,004
Average shares used in diluted computation	38,448	32,294	28,073
Net income per share:
Basic	$0.06	$2.68	$2.31
Diluted (1)	$0.05	$2.35	$1.98

 (1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2010, 2009, and 2008, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 28 - Shareholders' Equity

On August 3, 2010, the Board authorized the repurchase of an additional 2,000,000 shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. Under existing Board authorizations at December 31, 2010, we are permitted to buy an additional 2,038,517 shares. The repurchase program has no expiration date.

During the years ended December 31, 2010 and 2008, we repurchased $91,769 and $15,880, or 1,972,314 and 567,953 shares, respectively, using existing Board authorizations at average prices of $46.53 and $27.96 per share, respectively, to meet obligations under our company's employee benefit plans and for general corporate purposes. During the year ended December 31, 2009, we did not repurchase shares. During the year ended December 31, 2010, we issued 5,428,977 shares, which included the reissuance of 539,476 shares from treasury, for the purchase of TWPG, the exercise of warrants that were issued as part of the Ryan Beck acquisition, and shares for employee benefit plans. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of TWPG. No shares were reissued during the year ended December 31, 2009. We reissued 581,833 shares during the year ended December 31, 2008, for employee benefit plans. We issued 654,342, 1,091,952, and 2,980,259 new shares, respectively, for employee benefit plans during the years ended December 31, 2010, 2009, and 2008, respectively.

As partial consideration of the purchase price of Ryan Beck, we issued 3,701,400 shares of common stock valued at $27.70 per share and issued five-year immediately exercisable warrants, upon obtaining shareholder approval on June 22, 2007, to purchase up to 750,000 shares of our common stock at an exercise price of $24.00 per share. The warrants were initially determined to be a liability recorded at fair value as of the date of closing. Upon obtaining shareholder approval, the fair value of the warrants at that date was reclassified to shareholders' equity. At December 31, 2010 and 2009, there were 23,627 and 746,950 warrants outstanding, respectively, to purchase shares of our common stock at an exercise price of $24.00.

On January 14, 2008, we repurchased 375,000 shares of our company's outstanding common stock from BankAtlantic Bancorp, Inc. in a privately negotiated transaction. The shares were purchased at $28.23 per share, the closing price on Friday, January 11, 2008. These shares had been initially acquired by BankAtlantic Bancorp, Inc. on February 28, 2007, pursuant to our acquisition of Ryan Beck. The repurchase transaction was effected pursuant to a previously announced authorization by our company's board of directors to acquire shares of common stock to meet obligations under our company's employee benefit plans and for general corporate purposes.

During the second quarter of 2008, we elected to pay the contingent earn-out for the Ryan Beck first year investment banking of $1,790 in 57,059 shares of our common stock valued at $31.35 per share, with partial shares paid in cash. On August 14, 2008, we agreed to prepay $9,585 of BankAtantic's pro rata share of the estimated private client contingent earn-out payment in exchange for a $10,000 permanent reduction of BankAtlantic's pro rata share of the private client contingent payment. We elected to make such pre-payment using 233,500 shares of our common stock at an agreed upon per share price of $41.05 per share.

On September 29, 2008, we completed the public offering of 1,495,000 new shares of our common stock at an offering price of $45.00 per share, which generated gross proceeds of $67,275 (net proceeds of $64,369 after fees and expenses).  Net proceeds were used for general corporate purposes.

On November 4, 2008, we issued 142,196 shares of our common stock in exchange for $12,500 par value of 6.78% Cumulative Trust Preferred Securities. The Cumulative Trust Preferred Securities were originally offered and sold in a $35,000 private placement by Stifel Financial Capital Trust IV, a non-consolidated wholly owned subsidiary of our company, on June 28, 2007. As a result, we extinguished $12,500 of our debenture to Stifel Financial Capital Trust IV and recorded an approximate $6,700 gain before certain expenses and taxes.

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

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG. As consideration, at the close of the merger, we issued approximately 3,719,000 shares, including approximately 780,000 exchangeable shares to the holders of TWPG common stock and approximately 1,800,000 restricted stock units to employees of TWPG, which resulted in purchase consideration of $271,285. Exchangeable shares are exchangeable at any time into shares of our common stock; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

NOTE 29 - Variable Interest Entities

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics, such as the ability to influence the decision-making relative to the entity's activities and how the entity is financed. The determination as to whether we are the primary beneficiary for entities subject to the deferral is based on a qualitative analysis of the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. For entities not subject to the deferral, the determination as to whether we are the primary beneficiary is based on an analysis of the power to direct the activities of the VIE as well as the obligation to absorb losses or benefits that could potentially be significant to the entity. Where qualitative analyses are not conclusive, we perform a quantitative analysis.  Our company's involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies or limited partnerships. These partnerships and LLCs have assets of approximately $290,050 at December 31, 2010. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control, we look to the relevant accounting guidance in determining whether a general partner controls a limited partnership. Management fee revenue earned by our company was insignificant during the years ended December 31, 2010, 2009, and 2008, respectively. In addition, our direct investment interest in these entities is insignificant at December 31, 2010 and 2009, respectively.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $175,358 at December 31, 2010. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1,762 at December 31, 2010. Management fee revenue earned by our company was insignificant during the year ended December 31, 2010.

Under the current accounting rules, the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

Debenture to Stifel Financial Capital Trusts

We have completed private placements of cumulative trust preferred securities through Stifel Financial Capital Trust II, Stifel Financial Capital Trust III, and Stifel Financial Capital Trust IV (collectively, the "Trusts"). The Trusts are non-consolidated wholly owned business trust subsidiaries of our company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to our company.

The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from our company by the Trusts, and we effectively provide for the full and unconditional guarantee of the securities issued by the Trusts. We make timely payments of interest to the Trusts as required by contractual obligations, which are sufficient to cover payments due on the securities issued by the Trusts, and believe that it is unlikely that any circumstances would occur that would make it necessary for our company to make payments related to these Trusts other than those required under the terms of the debenture agreements and the trust preferred securities agreements. The Trusts were determined to be VIEs because the holders of the equity investment at risk do not have adequate decision-making ability over the Trust's activities. Our investment in the Trusts is not a variable interest, because equity interests are variable interests only to the extent that the investment is considered to be at risk. Because our investment was funded by the Trusts, it is not considered to be at risk.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at December 31, 2010, of $18,000, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2010. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2010. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations, or cash flows.

NOTE 30 - Subsequent Events

In accordance with Topic 855, "Subsequent Events," we evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements.

NOTE 31 - Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2010:
Total revenues	$314,371	$330,358	$344,086	$406,422
Interest expense	$2,341	$2,349	$3,698	$4,823
Net revenues	$312,030	$328,009	$340,388	$401,599
Non-interest expense	$272,465	$292,064	$482,944	$334,782
Income/(loss) before income taxes	$39,565	$35,945	$(142,556)	$66,817
Net income/(loss)	$23,740	$21,109	$(84,336)	$41,394
Earnings per common share:
Basic	$0.77	$0.68	$(2.47)	$1.21
Diluted (1)	$0.68	$0.60	$(2.47)	$0.97

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2009:
Total revenues	$222,332	$264,550	$292,589	$323,399
Interest expense	$2,351	$3,045	$2,906	$3,932
Net revenues	$219,981	$261,505	$289,683	$319,467
Non-interest expense	$197,826	$235,396	$258,847	$278,153
Income before income taxes	$22,155	$26,109	$30,836	$41,314
Net income	$13,177	$15,815	$22,138	$24,668
Earnings per common share:
Basic	$0.49	$0.58	$0.77	$0.82
Diluted	$0.44	$0.51	$0.67	$0.71

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, we conducted an assessment of the effectiveness of our company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have determined that our company's internal control over financial reporting as of December 31, 2010, was effective.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of our company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on our consolidated financial statements.

Our company's internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company's internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.'s (the "Company's") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2011

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, "Executive Officers of the Registrant," hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2009 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors ("Executive Compensation"), as well as "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2010, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	10,123,690	$34.51	3,138,300
Equity compensation plans not approved by the shareholders	60,492	$57.73	-
	10,184,182	$34.65	3,138,300

On December 31, 2010, the total number of securities to be issued upon exercise of options and units consisted of 739,110 options and 9,445,072 units, for a total of 10,184,182 shares. The equity compensation plans approved by the stockholders contained 678,618 options and 9,445,072 units, for a total of 10,123,690 shares. The equity compensation plan not approved by the stockholders contained 60,492 options, for a total of 60,492 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2010, for equity compensation plans approved by the stockholders consists of 3,149 shares subject to options granted under the 1997 Stock Incentive Plan, 623,577 shares subject to options granted under the 2001 Incentive Stock Plan, and 51,892 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2010, for equity compensation plans approved by the stockholders consists of 8,840,203 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 485,872 under the 2007 Incentive Stock Plan, and 118,997 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2010, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 2,357,402 shares under the 2001 Incentive Stock Plan, 527,265 under the 2007 Incentive Stock Plan, and 253,633 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 3,138,300 shares.

Equity compensation plans not approved by stockholders

Equity compensation plans not approved by the stockholders as of December 31, 2010, include 60,492 shares that are subject to stock options granted to the former directors of TWPG in exchange for the options they held prior to the merger. There were no shares reserved for future grants or awards under this plan as of December 31, 2010.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in "Ownership of Certain Beneficial Owners," included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in "Ownership of Directors, Nominees, and Executive Officers," included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in "Certain Relationships and Related Transactions," and "Director Independence" included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in "Ratification of Appointment of Independent Registered Public Accounting Firm," included in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.     Financial Statements

The following financial statements are included in Item 8, "Financial Statements and Supplementary Data," and incorporated by reference hereto:

  Financial Statement Schedules

All schedules are omitted, since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

(b)           Exhibits

A list of the exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

STIFEL FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2010

Exhibit No.		Description
2.	(a)

Agreement and Plan of Merger dated as of April 25, 2010, among Stifel Financial Corp., PTAS, Inc., and Thomas Weisel Partners Group, Inc., incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.'s Registration Statement on Form S-4 Amendment No. 1 (File No. 333-166355) filed May 20, 2010.

(b)

Form of Plan of Arrangement (including Exchangeable Share Provisions), incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.'s Registration Statement on Form S-3 Amendment No. 1 (File No. 333-166355) filed July 2, 2010.

3.	(a)

Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

	(b)	Stifel Financial Corp. Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3. (b)(1) to Stifel Financial Corp.'s Annual Report on Form 10-K for fiscal year ended July 30, 1993.
(c)

Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.'s Current Report on Form 8-K filed on July 1, 2010.

4.		Stifel Financial Corp. Registration Rights Agreement dated February 28, 2007, incorporated herein by reference to Stifel Financial Corp.'s Current Report on Form 8-K/A filed March 6, 2007.
10.	(a)

Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - June 22, 1987) filed July 14, 1987.

(b)

Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

(c)

Stifel Financial Corp. Amended and Restated 1997 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-84717) filed on August 6, 1999. *

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
(e)

Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.'s Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *

(f)

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

(f)(1)

Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.'s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

(g)(1)

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
(i)(2)

Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *

(i)(3)

Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

(i)(4)

Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.'s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

(j)

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

(o)(2)

Amendment No. 1 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(2) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

(o)(3)

Amendment No. 2 to Acquisition Agreement by and between Stifel Financial Corp. and Citigroup Inc., incorporated herein by reference to Exhibit 10.(v)(3) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

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

Agreement and Plan of Merger, dated as of November 20, 2006, by and among Stifel Financial Corp., FSFC Acquisition Co., and First Service Financial Company, incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - November 20, 2006) filed on November 20, 2006.

(s)(1)

Office Sublease Agreement by and between Deutsche Bank Securities, Inc. (Lessor) and Stifel, Nicolaus & Company, Incorporated (Lessee), incorporated herein by reference to Exhibit 10.(t)(1) to Stifel Financial Corp.'s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2006, filed on June 28, 2007.

(s)(2)

Office Lease Agreement by and between ABB South Street Associates, LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10.(t)(1) to Stifel Financial Corp.'s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2006, filed on June 28, 2007.

(t)(1)

Agreement and Plan of Merger, dated as of January 8, 2007, by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc., and Ryan Beck Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K / A (date of earliest event reported - January 8, 2007) filed on January 12, 2007.

(t)(2)

Amendment No.1 to Merger Agreement by and among Stifel Financial Corp. and BankAtlantic Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - August 14, 2008) filed on August 15, 2008.

(u)

Stifel Financial Corp. 2007 Incentive Stock Plan, incorporated herein by reference to Stifel Financial Corp.'s Registration Statement on Form S-8 (Registration File No. 333-145990) filed September 11, 2007. *

(v)

Purchase Agreement among Stifel Financial Corp., The Western and Southern Life Insurance Company ("Western and Southern"), and Stifel, Nicolaus & Company, Incorporated, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Keefe, Bruyette & Woods, Inc., incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - September 24, 2008) filed on September 29, 2008.

(x)

Stock Purchase Agreement, dated December 18, 2008, by and among Stifel Financial Corp., Butler Wick & Co. Inc., and Butler Wick Corp., incorporated herein by reference to Exhibit 10. (x) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009.

(y)

Asset Purchase Agreement dated March 23, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - March 23, 2009) filed on March 23, 2009.

Exhibit No.		Description
(z)

Amendment No. 1 to Asset Purchase Agreement, dated May 4, 2009, by and between Stifel Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported May 4, 2009) filed on May 11, 2009.

(aa)

Amendment No. 2 to Asset Purchase Agreement, dated June 1, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 10 (aa) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

(bb)

Amendment No. 3 to Asset Purchase Agreement, dated August 12, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported August 12, 2009) filed on August 18, 2009.

(cc)

Amendment No. 4 to Asset Purchase Agreement, dated September 11, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 10 (cc) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

(dd)

Office Sublease Agreement by and between The Bear Stearns Companies LLC (Landlord) and Stifel, Nicolaus & Company, Incorporated (Tenant), incorporated herein by reference to Exhibit 10 (dd) to Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

(ee)

Employment Agreement with Victor Nesi dated June 25, 2009, incorporated herein by reference to Exhibit 10.(ee) to Stifel Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010. *

(ff)

First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K filed on August 9, 2010. *

(gg)

First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K filed on August 9, 2010. *

11.		Computation of Per Share Earnings is set forth in Note 27 of Notes to Consolidated Financial Statements included in this Form 10-K.
16.

Letter from Stifel Financial Corp.'s former independent accountant regarding its concurrence with the statements made by the Company in the current report concerning the dismissal as the Company's principal accountant is incorporated herein by reference to Exhibit 16 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported - April 8, 2008) filed on April 14, 2008.

21.1		List of Subsidiaries of Stifel Financial Corp., filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1.		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2.		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer. **
32.2.		Section 1350 Certification of Chief Financial Officer. **
101.

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008; (iii) Statements of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009, and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008; and (v) Notes to Consolidated Financial Statements. **

*      Management contract or compensatory plan or arrangement.

**  The certifications attached as Exhibits 32.1 and 32.2 and the interactive data files attached as Exhibit 101 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

/s/	Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski
/s/	James M. Zemlyak	Senior Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak
/s/	Bruce A. Beda	Director
Bruce A. Beda
/s/	Michael W. Brown	Director
Michael W. Brown
/s/	Charles A. Dill	Director
Charles A. Dill
/s/	John P. Dubinsky	Director
John P. Dubinsky
/s/	Richard F. Ford	Director
Richard F. Ford
/s/	Robert E. Grady	Director
Robert E. Grady

/s/	Frederick O. Hanser	Director
Frederick O. Hanser
/s/	Richard J. Himelfarb	Director
Richard J. Himelfarb
/s/	Alton F. Irby III	Director
Alton F. Irby III
/s/	Robert E. Lefton	Director
Robert E. Lefton
/s/	Scott B. McCuaig	Director
Scott B. McCuaig
/s/	Thomas P. Mulroy	Director
Thomas P. Mulroy
/s/	Victor J. Nesi	Director
Victor J. Nesi
/s/	James M. Oates	Director
James M. Oates
/s/	Ben A. Plotkin	Director
Ben A. Plotkin
/s/	Thomas W. Weisel
	Thomas W. Weisel	Director
/s/	Kelvin R. Westbrook	Director
Kelvin R. Westbrook