Form 10-Q
period 2011-03-31
STIFEL FINANCIAL CORP
filed 2011-05-10
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on April 30, 2011, was 53,720,031, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 230,823 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$124,870	$253,529
Restricted cash	6,871	6,868
Cash segregated for regulatory purposes	5,024	6,023
Receivables:
Brokerage clients, net	484,330	477,514
Brokers, dealers, and clearing organizations	325,095	247,707
Securities purchased under agreements to resell	214,233	123,617
Trading securities owned, at fair value (includes securities pledged of $487,282 and $272,172, respectively)	561,410	444,170
Available-for-sale securities, at fair value	1,190,776	1,012,714
Held-to-maturity securities, at amortized cost	63,177	52,640
Loans held for sale	30,866	86,344
Bank loans, net	397,156	389,742
Bank foreclosed assets held for sale, net of estimated cost to sell	1,345	1,577
Investments	178,013	178,936
Fixed assets, net	83,743	71,498
Goodwill	302,022	301,919
Intangible assets, net	33,500	34,595
Loans and advances to financial advisors and other employees, net	181,511	181,357
Deferred tax assets, net	171,781	197,139
Other assets	181,482	145,226
Total Assets	$4,537,205	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	March 31, 2011	December 31, 2010
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$299,700	$109,600
Payables:
Customers	206,006	212,642
Brokers, dealers, and clearing organizations	157,670	114,869
Drafts	55,286	73,248
Securities sold under agreements to repurchase	143,506	109,595
Bank deposits	1,625,890	1,623,568
Trading securities sold, but not yet purchased, at fair value	367,409	200,140
Accrued compensation	118,360	234,512
Accounts payable and accrued expenses	165,198	170,382
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	21,716	19,935
	3,243,241	2,950,991
Liabilities subordinated to claims of general creditors	6,957	8,241
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 238,022 and 897,618 shares, respectively	36	135
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,487,849 and 52,822,428 shares, respectively	8,023	7,923
Additional paid-in-capital	1,082,806	1,117,668
Retained earnings	231,685	232,415
Accumulated other comprehensive income	4,914	381
	1,327,464	1,358,522
Treasury stock, at cost, 700,101 and 2,235,473 shares, respectively	(39,754)	(103,857)
Unearned employee stock ownership plan shares, at cost, 109,821 and 122,024 shares, respectively	(703)	(782)
	1,287,007	1,253,883
Total Liabilities and Shareholders' Equity	$4,537,205	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Revenues:
Commissions	$155,786	$105,035
Principal transactions	92,859	117,420
Asset management and service fees	57,680	41,103
Investment banking	41,418	34,221
Interest	18,856	14,647
Other income	6,256	1,945
Total revenues	372,855	314,371
Interest expense	6,242	2,341
Net revenues	366,613	312,030

Non-interest expenses:
Compensation and benefits	231,166	206,242
Occupancy and equipment rental	29,325	24,858
Communications and office supplies	18,845	14,418
Commissions and floor brokerage	6,649	5,744
Other operating expenses	29,944	21,203
Total non-interest expenses	315,929	272.465

Income before income tax expense	50,684	39,565
Provision for income taxes	19,286	15,825
Net income	$31,398	$23,740

Earnings per common share:
Basic	$0.60	$0.52
Diluted	$0.50	$0.45

Weighted average number of common shares outstanding:
Basic	52,534	46,080
Diluted	63,179	52,538

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash Flows from Operating Activities:
Net income	$31,398	$23,740
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,606	5,342
Amortization of loans and advances to financial advisors and other employees	14,268	12,101
Amortization of premium on available-for-sale securities	3,602	1,889
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	(259)	(425)
Amortization of intangible assets	1,064	764
Deferred income taxes	23,351	(3,476)
Excess tax benefits from stock-based compensation	(22,463)	(12,683)
Stock-based compensation	6,780	15,823
(Gains)/losses on investments	(3,317)	8
Other, net	633	(131)
Decrease/(increase) in operating assets, net:
Cash segregated for regulatory purposes and restricted cash	996	-
Receivables:
Brokerage clients	(6,756)	(29,667)
Brokers, dealers, and clearing organizations	(77,388)	55,480
Securities purchased under agreements to resell	(90,616)	(11,247)
Loans originated as held for sale	(179,834)	(166,143)
Proceeds from mortgages held for sale	234,725	184,882
Trading securities owned, including those pledged	(117,240)	(131,258)
Loans and advances to financial advisors and other employees	(14,029)	(7,943)
Other assets	(11,265)	19,530
Increase/(decrease) in operating liabilities, net:
Payables:
Customers	(6,636)	12,470
Brokers, dealers, and clearing organizations	(42,560)	(12,995)
Drafts	(17,962)	(11,474)
Trading securities sold, but not yet purchased	167,269	92,455
Other liabilities and accrued expenses	(151,611)	(116,432)
Net cash used in operating activities	$(252,244)	$(79,390)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, and principal paydowns on available-for-sale securities	$71,512	$32,855
Maturities, calls, and principal paydowns on held-to-maturity securities	500	-
Sale or maturity of investments	16,609	16,992
Sale of bank foreclosed assets held for sale	228	1,302
Increase in bank loans, net	(7,604)	(7,694)
Payments for:
Purchase of available-for-sale securities	(251,409)	-
Purchase of held-to-maturity securities	(11,264)	-
Purchase of investments	(12,369)	(30,402)
Purchase of fixed assets	(18,118)	(6,183)
Acquisitions, net	-	(500)
Net cash (used in)/provided by investing activities	(211,915)	6,370
Cash Flows from Financing Activities:
Net proceeds from short-term borrowings from banks	190,100	94,100
Increase/(decrease) in securities sold under agreements to repurchase	33,911	(15,916)
Increase/(decrease) in bank deposits, net	2,322	(58,948)
Increase in securities loaned	85,361	25,064
Excess tax benefits from stock-based compensation	22,463	12,683
Reissuance of treasury stock	2,093	242
Extinguishment of subordinated debt	(1,284)	(1,391)
Repurchase of stock for treasury	-	1,067
Net cash provided by financing activities	334,966	56,901

Effect of exchange rate changes on cash	534	-

Decrease in cash and cash equivalents	(128,659)	(16,119)
Cash and cash equivalents at beginning of year	253,529	161,820
Cash and cash equivalents at end of year	$124,870	$145,701

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,323	$19,473
Cash paid for interest	5,982	2,238
Noncash investing and financing activities:
Units, net of forfeitures	84,193	44,979

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

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. ("TWPG"), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage, and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors and offers brokerage and advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products, and distribution management. The employees of the investment banking, research, and institutional brokerage businesses of TWP, a wholly owned subsidiary of TWPG, were transitioned into Stifel Nicolaus during the third quarter of 2010. TWP remains a wholly owned broker-dealer subsidiary of the Parent.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel Nicolaus and Stifel Bank. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms "we," "us," "our," or "our company" in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.

On April 5, 2011, we effected a three-for-two stock split to shareholders of record as of March 22, 2011. All share and per share information has been retroactively adjusted to reflect the stock split.

Certain amounts from prior periods have been reclassified to conform to the current period's presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's control structure, expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. Where qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See Note 25 for additional information on variable interest entities.

NOTE 2 - Recently Adopted Accounting Guidance

Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("Updated") No. 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and segment information of troubled debt restructurings are required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This guidance is effective for interim and annual reporting periods after December 15, 2010 (December 31, 2010 for our company). In January 2011, the FASB issued Update 2011-01, Receivables (Topic 310): Deferral of the Elective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20," which temporarily delays the effective date of the disclosures about troubled debt restructurings. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 8 - Bank Loans.

Fair Value of Financial Instruments

In January 2010, the FASB issued Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance for the disclosure on the rollforward activities for Level 3 fair value measurements became effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 5 - Fair Value of Financial Instruments.

NOTE 3 - Acquisitions

Thomas Weisel Partners Group, Inc.

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG, an investment banking firm based in San Francisco, California. The purchase was completed pursuant to the merger agreement dated April 25, 2010. We issued shares of common stock, including exchangeable shares, to holders of TWPG common stock and restricted stock units to employees of TWPG as consideration for the merger. The fair value of the common stock and restricted stock units was determined using the market price of our common stock on the date of the merger. The merger furthers our company's mission of building the premier middle-market investment bank with significantly enhanced investment banking, research, and wealth management capabilities.

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

Three Months Ended March 31, 2010
(Unaudited)
Total net revenues	$364,448
Net income	21,392
Earnings per share:
Basic	0.41
Diluted	0.34

NOTE 4 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2011 and December 31, 2010, included (in thousands):

	March 31 2011	December 31, 2010

Deposits paid for securities borrowed	$205,916	$94,709
Receivable from clearing organizations	83,020	78,007
Securities failed to deliver	36,159	74,991
	$325,095	$247,707

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2011 and December 31, 2010, included (in thousands):

	March 31 2011	December 31, 2010

Deposits received from securities loaned	$112,633	$27,907
Securities failed to receive	41,536	78,499
Payable to clearing organizations	3,501	8,463
	$157,670	$114,869

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

The following is a description of the valuation techniques used to measure fair value on a recurring basis:

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Actively traded money market funds are measured at their net asset value, which approximates fair value, and classified as Level 1.

Financial Instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equities listed in active markets, certain corporate obligations, and U.S. treasury securities.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments generally include mortgage-backed securities, corporate obligations infrequently traded, certain government and municipal obligations, asset-backed securities, and certain equity securities not actively traded.

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain corporate obligations with unobservable pricing inputs, airplane trust certificates, and certain municipal obligations, which include ARS. Investments in certain corporate obligations, airplane trust certificates and municipal obligations with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs.

Investments

Investments valued at fair value include ARS, investments in mutual funds, U.S. treasury securities, investments in public companies, private equity securities, partnerships, ARS, and warrants of public or private companies.

Investments in public companies, mutual funds and U.S. treasury securities are valued based on quoted prices in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models.

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

Warrants are valued based upon the Black-Scholes option-pricing model that uses discount rates and stock volatility factors of comparable companies as inputs. These inputs are subject to management judgment to account for differences between the measured investment and comparable companies and are reported as Level 3 assets.

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

The following table summarizes the valuation of our financial instruments by pricing observability levels as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,114	$18,114	$-	$-
Trading securities owned:
U.S. government agency securities	105,921	-	105,921	-
U.S. government securities	7,945	7,945	-	-
Corporate securities:
Fixed income securities	308,318	97,977	195,786	14,555
Equity securities	47,350	46,864	486	-
State and municipal securities	91,876	-	91,876	-
Total trading securities owned	561,410	152,786	394,069	14,555
Available-for-sale securities:
U.S. government agency securities	24,985	-	24,985	-
State and municipal securities	39,376	-	15,079	24,297
Mortgage-backed securities:
Agency	669,944	-	669,944	-
Commercial	111,508	-	111,508	-
Non-agency	26,555	-	26,555	-
Corporate fixed income securities	290,356	123,220	167,136	-
Asset-backed securities	28,052	-	28,052	-
Total available-for-sale securities	1,190,776	123,220	1,043,259	24,297
Investments:
Corporate equity securities	4,637	4,637	-	-
Mutual funds	33,407	33,407	-	-
U.S. government securities	8,752	8,752	-	-
Auction rate securities:
Equity securities	72,204	-	-	72,204
Municipal securities	8,471	-	-	8,471
Other	50,542	10,130	1,806	38,606
Total investments	178,013	56,926	1,806	119,281
Total trading securities owned	1,948,313	351,046	1,439,134	158,133
Derivative contracts (1)	1,941	-	1,941	-
	$1,950,254	$351,046	$1,441,075	$158,133

(1) Included in other assets in the consolidated statements of financial condition.

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$177,982	$177,982	$-	$-
U.S. government agency securities	1,067	-	1,067	-
Corporate securities:
Fixed income securities	140,338	62,412	77,926	-
Equity securities	47,537	47,504	33	-
State and municipal securities	485	-	485	-
Total trading securities sold, but not yet purchased	367,409	287,898	79,511	-
Securities sold, but not yet purchased (2)	21,716	21,716	-	-
Derivative contracts (3)	6,660	-	6,660	-
	$395,785	$309,614	$86,171	$-

(2) Included in other liabilities in the consolidated statements of financial condition.
(3) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,675	$15,675	$-	$-
Trading securities owned:
U.S. government agency securities	86,882	-	86,882	-
U.S. government securities	9,038	9,038	-	-
Corporate securities:
Fixed income securities	221,145	47,001	133,901	40,243
Equity securities	46,877	46,395	482	-
State and municipal securities	80,228	-	80,228	-
Total trading securities owned	444,170	102,434	301,493	40,243
Available-for-sale securities:
U.S. government agency securities	25,030	-	25,030	-
State and municipal securities	26,343	-	14,907	11,436
Mortgage-backed securities:
Agency	697,163	-	697,163	-
Commercial	67,996	-	67,996	-
Non-agency	29,273	-	29,273	-
Corporate fixed income securities	154,901	34,897	120,004	-
Asset-backed securities	12,008	-	12,008	-
Total available-for-sale securities	1,012,714	34,897	966,381	11,436
Investments:
Corporate equity securities	3,335	3,335	-	-
Mutual funds	32,193	32,193	-	-
U.S. government securities	8,751	8,751	-	-
Auction rate securities:
Equity securities	76,826	-	-	76,826
Municipal securities	6,533	-	-	6,533
Other	51,298	10,489	2,307	38,502
Total investments	178,936	54,768	2,307	121,861
	$1,651,495	$207,774	$1,270,181	$173,540

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$131,561	$131,561	$-	$-
U.S. government agency securities	664	-	664	-
Corporate securities:
Fixed income securities	61,026	18,815	37,526	4,685
Equity securities	6,800	6,780	20	-
State and municipal securities	89	-	89	-
Total trading securities sold, but not yet purchased	200,140	157,156	38,299	4,685
Securities sold, but not yet purchased (1)	19,935	19,935	-	-
Derivative contracts (2)	9,259	-	9,259	-
	$229,334	$177,091	$47,558	$4,685

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the quarter ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011
	Financial Assets					Financial Liabilities
			Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities (2)	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities (3)

Balance at December 31, 2010	$40,243	$11,436	$76,826	$6,533	$38,502	$4,685
Unrealized gains/(losses):
Included in changes in net assets (4)	(422)	-	(147)	(167)	2,146	-
Included in OCI (5)	-	(64)	-	-	-	-
Realized gains/(losses) (4)	710	-	-	-	(188)	(36)
Purchases	139,422	13,000	200	2,430	693	4,228
Sales	(159,363)	-	-	-	-	(8,877)
Redemptions	(193)	(75)	(4,675)	(325)	(2,547)	-
Transfers:
Into Level 3	-	-	-	-	-	-
Out of Level 3	(5,842)	-	-	-	-	-
Net change	(25,668)	12,861	(4,622)	1,938	104	(4,685)
Balance at March 31, 2011	$14,555	$24,297	$72,204	$8,471	$38,606	$-

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Included in available-for-sale securities in the consolidated statements of financial condition.
(3) Included in trading securities sold, but not yet purchased in the consolidated statements of financial condition.
(4) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(5) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: purchases of ARS from our customers, unrealized gains and losses, and redemptions of ARS at par during the three months ended March 31, 2011. There were $5.8 million of transfers from Level 3 to Level 2 during the three months ended March 31, 2011 related to securities for which market trades were observed that provided transparency into the valuation of these assets. There were no changes in unrealized gains/(losses) recorded in earnings for the year ended March 31, 2011 relating to Level 3 assets still held at March 31, 2011.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $12.0 million of transfers of financial assets from Level II to Level I during the three months ended March 31, 2011 related to tax-exempt securities and equity securities for which market trades were observed that provided transparency into the valuation of these assets.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of March 31, 2011 and December 31, 2010, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$124,870	$124,870	$253,529	$253,529
Restricted cash	6,871	6,871	6,868	6,868
Cash segregated for regulatory purposes	5,024	5,024	6,023	6,023
Securities purchased under agreements to resell	214,233	214,233	123,617	123,617
Trading securities owned	561,410	561,410	444,170	444,170
Available-for-sale securities	1,190,776	1,190,776	1,012,714	1,012,714
Held-to-maturity securities	63,177	64,111	52,640	52,984
Loans held for sale	30,866	30,866	86,344	86,344
Bank loans	397,156	384,092	389,742	376,176
Investments	178,013	178,013	178,936	178,936
Derivative contracts (1)	1,941	1,941	-	-
Financial liabilities:
Securities sold under agreements to repurchase	$143,506	$143,506	$109,595	$109,595
Non-interest-bearing deposits	7,295	7,122	8,197	7,980
Interest-bearing deposits	1,618,595	1,564,962	1,615,371	1,565,199
Trading securities sold, but not yet purchased	367,409	367,409	200,140	200,140
Securities sold, but not yet purchased (2)	21,716	21,716	19,935	19,935
Derivative contracts (3)	6,660	6,660	9,259	9,259
Liabilities subordinated to the claims of general creditors	6,957	6,510	8,241	7,739

(1) Included in other assets in the consolidated statements of financial condition.
(2) Included in other liabilities in the consolidated statements of financial condition.
(3) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2011 and December 31, 2010.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2011 and December 31, 2010 approximate fair value.

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

The decrease in fair value below the carrying amount of our asset-backed security at March 31, 2011 and December 31, 2010 is primarily due to unrealized losses that were caused by: illiquid markets for collateralized debt obligations, global disruptions in the credit markets, increased supply of collateralized debt obligation secondary market securities from distressed sellers, and difficult times in the banking sector. The decrease in fair value below the carrying amount of our asset-backed security as of March 31, 2011 was offset by unrealized gains on our ARS.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying values at March 31, 2011 and December 31, 2010 approximate fair value.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2011 and December 31, 2010 approximate fair value.

Non-Interest-Bearing Demand Deposits

The fair value of non-interest-bearing demand deposits was estimated using a discounted cash flow method.

Interest-Bearing Deposits

The fair value of money market and savings accounts represents the amounts payable on demand. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

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

NOTE 6 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at March 31, 2011 and December 31, 2010, are as follows (in thousands):

	March 31, 2011	December 31, 2010
Trading securities owned:
U.S. government agency securities	$105,921	$86,882
U.S. government securities	7,945	9,038
Corporate securities:
Fixed income securities	308,318	221,145
Equity securities	47,350	46,877
State and municipal securities	91,876	80,228
	$561,410	$444,170
Trading securities sold, but not yet purchased:
U.S. government securities	$177,982	$131,561
U.S. government agency securities	1,067	664
Corporate securities:
Fixed income securities	140,338	61,026
Equity securities	47,537	6,800
State and municipal securities	485	89
	$367,409	$200,140

At March 31, 2011 and December 31, 2010, trading securities owned in the amount of $487.3 million and $272.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,975	$10	$-	$24,985
State and municipal securities	39,633	633	(890)	39,376
Mortgage-backed securities:
Agency	663,309	8,378	(1,743)	669,944
Commercial	110,997	1,159	(648)	111,508
Non-agency	26,335	741	(521)	26,555
Corporate fixed income securities	289,166	1,945	(755)	290,356
Asset-backed securities	27,359	713	(20)	28,052
	$1,181,774	$13,579	$(4,577)	$1,190,776
Held-to-maturity (2)
Municipal auction rate securities	$46,481	$3,693	$(2)	$50,172
Asset-backed securities	16,696	583	(3,340)	13,939
	$63,177	$4,276	$(3,342)	$64,111

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$-	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Commercial	66,912	1,212	(128)	67,996
Non-agency	29,319	744	(790)	29,273
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	-	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

(1)  Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.

(2)  Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three months ended March 31, 2011, available-for-sale securities with an aggregate par value of $13.0 million were called by the issuing agencies or matured, resulting in no gains or losses recorded through the consolidated statement of operations. Additionally, for the three months ended March 31, 2011, Stifel Bank received principal payments on mortgage-backed securities of $58.4 million. During the three months ended March 31, 2011 and 2010, unrealized gains, net of deferred taxes, of $1.2 million and $3.4 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$19,150	$19,225	$-	$-
After one year through three years	170,778	172,132	-	-
After three years through five years	101,093	100,854	-	-
After five years through ten years	50,453	51,127	-	-
After ten years	39,659	39,431	63,177	64,111

Mortgage-backed securities
After three years through five years	9,756	10,056	-	-
After five years through ten years	91,666	91,831	-	-
After ten years	699,219	706,120	-	-
	$1,181,774	$1,190,776	$63,177	$64,111

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $123.5 million and $111.6 million at March 31, 2011 and December 31, 2010, respectively.

Certain investments in the available-for-sale portfolio at March 31, 2011, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at March 31, 2011, was $537.9 million, which was 45.2% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $542.5 million at March 31, 2011. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

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

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at March 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
State and municipal securities	$(890)	$14,094	$-	$-	$(890)	$14,094
Mortgage-backed securities:
Agency	(1,743)	313,275	-	-	(1,743)	313,275
Commercial	(648)	59,485	-	-	(648)	59,485
Non-agency	-	-	(521)	9,109	(521)	9,109
Corporate fixed income securities	(755)	137,693	-	-	(755)	137,693
Asset-backed securities	(20)	4,263	-	-	(20)	4,263
	$(4,056)	$528,810	$(521)	$9,109	$(4,577)	$537,919

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment ("OTTI") assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral; and current market conditions.

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive income. We determine the credit component based on the difference between the security's amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security's fair value and the present value of expected future cash flows.

Based on the evaluation, we recognized a credit-related other-than-temporary impairment of $0.4 million through earnings for the three months ended March 31, 2011. The remaining balance of other comprehensive income related to this investment was written off during the year ended December 31, 2010; therefore, we reduced the amortized cost of the security. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

We estimate the portion of loss attributable to credit using a discounted cash flow model. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $4.6 million as of March 31, 2011 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in Stifel Bank's loan portfolio at March 31, 2011 and December 31, 2010 (in thousands, except percentages):

	March 31, 2011		December 31, 2010
	Balance	Percent	Balance	Percent

Consumer (1)	$258,199	64.6%	$266,806	68.2%
Commercial and industrial	61,342	15.4	41,965	10.7
Residential real estate	49,779	12.5	49,550	12.7
Home equity lines of credit	27,983	7.0	30,966	7.9
Commercial real estate	1,576	0.4	1,637	0.4
Construction and land	524	0.1	524	0.1
	399,403	100.0%	391,448	100.0%
Unamortized loan origination costs, net of loan fees	270		392
Loans in process	4		233
Allowance for loan losses	(2,521)		(2,331)
	$397,156		$389,742

(1)  Includes securities-based loans of $257.8 million and $266.1 million at March 31, 2011 and December 31, 2010, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Allowance for loan losses, beginning of period	$2,331	$1,702
Provision for loan losses	185	113
Charge-offs:
Residential real estate	-	(149)
Recoveries	5	3
Allowance for loan losses, end of period	$2,521	$1,669

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At March 31, 2011, we had $0.4 million of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $0.1 million. Further, we had $0.4 million in troubled debt restructurings at March 31, 2011. At December 31, 2010, we had $1.1 million of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $0.2 million. Further, we had $0.4 million in troubled debt restructurings at December 31, 2010. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were insignificant to the consolidated financial statements.

In general, we are a secured lender. At March 31, 2011 and December 31, 2010 97.2% and 97.7% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

At March 31, 2011 and December 31, 2010, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.8 million and $0.9 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $2.8 million and $3.5 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At March 31, 2011 and December 31, 2010, we had mortgage loans held for sale of $30.9 million and $86.3 million, respectively. For the three months ended March 31, 2011 and 2010, we recognized gains of $2.0 million and $1.1 million, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

NOTE 9 - Fixed Assets

The following is a summary of fixed assets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Furniture and equipment	$133,878	$116,650
Building and leasehold improvements	51,226	51,046
Total	185,104	167,696
Less accumulated depreciation and amortization	(101,361)	(96,198)
	$83,743	$71,498

For the three months ended March 31, 2011 and 2010, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $5.6 million and $5.3 million, respectively, and are included in occupancy and equipment rental in the consolidated statements of operations.

NOTE 10 - Goodwill and Intangible Assets

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2010	Net additions	Impairment losses	March 31, 2011
Goodwill
Global Wealth Management	$128,524	$10	$-	$128,534
Institutional Group	173,395	93	-	173,488
	$301,919	$103	$-	$302,022

	December 31, 2010	Adjustments	Amortization	March 31, 2011
Intangible assets
Global Wealth Management	$21,463	$-	$(642)	$20,821
Institutional Group	13,132	(31)	(422)	12,679
	$34,595	$(31)	$(1,064)	$33,500

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized to expense over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer relationships	$37,068	$11,894	$37,068	$11,015
Trade name	7,981	495	7,981	364
Non-compete agreement	2,441	2,292	2,441	2,238
Investment banking backlog	2,199	1,508	2,230	1,508
	$49,689	$16,189	$49,720	$15,125

Amortization expense related to intangible assets was $1.1 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2011 are: customer relationships, 7.5 years; trade name, 14.3 years; and non-compete agreements, 0.7 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next three months. As of March 31, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2011	$4,124
2012	3,909
2013	3,482
2014	3,185
2015	2,853
Thereafter	15,947
$33,500

NOTE 11 - Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on a secured basis, uncommitted short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $340.4 million during the three months ended March 31, 2011. There are no compensating balance requirements under these arrangements.

At March 31, 2011, short-term borrowings from banks were $299.7 million at an average rate of 1.59%, which were collateralized by company-owned securities valued at $343.8 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $168.5 million and $106.4 million for the three months ended March 31, 2011 and 2010, respectively, at weighted average daily interest rates of 1.28% and 1.01%, respectively.

At March 31, 2011 and December 31, 2010, Stifel Nicolaus had a stock loan balance of $112.6 million and $27.9 million, respectively, at weighted average daily interest rates of 0.33% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $98.4 million and $36.1 million during the three months ended March 31, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.34% and 1.89%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010

Money market and savings accounts	$1,598,681	$1,590,663
Demand deposits (interest-bearing)	17,174	22,031
Demand deposits (non-interest-bearing)	7,295	8,197
Certificates of deposit	2,740	2,677
	$1,625,890	$1,623,568

The weighted average interest rate on deposits was 0.2% at March 31, 2011 and December 31, 2010, respectively.

Scheduled maturities of certificates of deposit at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Certificates of deposit, less than $100:
Within one year	$337	$198
One to three years	507	577
Over three years	178	190
	$1,022	$965

Certificates of deposit, $100 and greater:
Within one year	$941	$692
One to three years	777	1,020
Over three years	-	-
	$1,718	$1,712

	$2,740	$2,677

At March 31, 2011 and December 31, 2010, the amount of deposits includes deposits of related parties, including $1,600.0 million and $1,609.7 million, respectively, of brokerage customers' deposits from Stifel Nicolaus, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.4 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 13 - Derivative Instruments and Hedging Activities

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

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$797,820	Other assets	$1,941	Accounts payable and accrued expenses	$(6,660)

	December 31, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$491,807	Other assets	$-	Accounts payable and accrued expenses	$(9,259)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other operating expense. There was no ineffectiveness recognized during the three months ended March 31, 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, the Company estimates that $13.0 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011
	(Gain)/loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(1,135)	Interest expense	$3,405	None	$-

	Three Months Ended March 31, 2010
	(Gain)/loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$3,448	Interest expense	$78	None	$-

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

We have agreements with certain of our derivative counterparties that contain provisions where if our shareholder's equity declines below a specified threshold or if we fail to maintain a specified minimum shareholder's equity, then we could be declared in default on our derivative obligations.

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

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.9 million. We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted collateral of $16.7 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2011, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 - Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2011, had no material effect in the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $75.3 million to satisfy the minimum margin deposit requirement of $53.7 million at March 31, 2011.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $16.4 million in cash at March 31, 2011, which satisfied the minimum margin deposit requirements of $11.9 million.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement with the State of Missouri, the State of Indiana, the State of Colorado, and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the agreement, we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At March 31, 2011, we estimate that our retail clients held $62.2 million par value of eligible ARS after issuer redemptions of $44.1 million par value and Stifel repurchases of $90.0 million par value.

Phases two and three of the modified ARS repurchase plan were completed during the year ended December 31, 2010, in which we repurchased ARS of $39.2 million par value. During the final phase, which will be completed by December 31, 2011, we estimate that we will repurchase ARS of $62.0 million par value. The amount estimated for repurchase represents ARS held by our clients at March 31, 2011, and assumes no issuer redemptions.

Separately, TWP has entered into Settlement and Release Agreements ("Settlement Agreements") with certain customers, whereby it will purchase up to approximately $50.0 million par value of ARS in exchange for a release from any future claims. The amount estimated for repurchase assumes no issuer redemptions.

We have recorded a liability for our estimated exposure to the repurchase plans based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par, and we believe will continue to be at par over the remaining repurchase period. Future periods' results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 19 in the notes to our consolidated financial statements for further details.

Fund Capital Commitments

At March 31, 2011, our asset management subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships of $4.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2011 and December 31, 2010, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Note 15 - Legal Proceedings

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

The regulatory investigations include inquiries from the SEC and a state regulatory authority relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDO"). We are fully cooperating with the SEC and the state regulatory authority in these investigations and have provided information and testimony. On April 1, 2011, we announced that the SEC has made a preliminary determination to recommend the filing of a civil or administrative enforcement action in connection with its investigation. This preliminary determination is neither a formal allegation nor evidence of wrongdoing. Stifel Nicolaus has submitted its response to the SEC.

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

Prior to the acquisition of TWPG, the Financial Industry Regulatory Authority ("FINRA") commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously.

NOTE 16 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and TWP have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method, whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined).

At March 31, 2011, Stifel Nicolaus had net capital of $200.6 million, which was 34.0% of aggregate debit items and $188.7 million in excess of its minimum required net capital. At March 31, 2011, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SN Ltd and TWPIL, are subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2011, SN Ltd's and TWPIL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At March 31, 2011, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC.

Our company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2011, that our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below.

<
Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$860,983	27.6%	$249,188	8.0%	$311,485	10.0%
Tier 1 capital to risk-weighted assets	858,462	27.6	124,594	4.0	186,891	6.0
Tier 1 capital to adjusted average total assets	858,462	24.2	141,885	4.0	177,356	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$125,556	12.8%	$78,236	8.0%	$97,795	10.0%
Tier 1 capital to risk-weighted assets	123,035	12.6	39,118	4.0	58,677	6.0
Tier 1 capital to adjusted average total assets	123,035	7.0	70,573	4.0	88,216	5.0

NOTE 17 - Employee Incentive, Deferred Compensation, and Retirement Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 4.7 million shares at March 31, 2011.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $9.1 million and $15.5 million for the three months ended March 31, 2011 and 2010, respectively.

The tax benefit related to stock-based compensation recognized in shareholders' equity was $22.5 million and $12.7 million for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2011, no options were granted.

At March 31, 2011, there was $0.1 million of unrecognized compensation expense related to non-vested options. The expense is expected to be recognized over a weighted-average period of 0.75 years. Cash proceeds from the exercise of stock options were $0.5 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Tax benefits realized from the exercise of stock options for the three months ended March 31, 2011 and 2010 were $0.8 million and $3.0 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At March 31, 2011, the total number of stock units outstanding was 13.8 million, of which 2.4 million were unvested.

At March 31, 2011, there was unrecognized compensation cost for stock units of $94.5 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the "SWAP Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of March 31, 2011, there were 7.6 million units outstanding under the Plan.

Additionally, the SWAP Plan provides Stifel Nicolaus' financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, of which 50% is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments on the consolidated statements of financial condition are investments in mutual funds of $33.4 million and $32.2 million at March 31, 2011 and December 31, 2010, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2011 and December 31, 2010, the deferred compensation liability related to the mutual fund option of $27.2 million and $23.9 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of March 31, 2011, there were 6.1 million units outstanding under the two plans.

NOTE 18 - Restructuring

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

The following table presents a summary of the activity with respect to the restructuring-related liabilities included in accrued compensation and accounts payable and accrued expenses on the consolidated statements of financial condition (in thousands):

Balance at December 31, 2010	$6,295
Provision charged to operating expense	324
Cash outlays	(822)
Non-cash write-downs	(1,836)
Balance at March 31, 2011	$3,961

NOTE 19 - Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $143.5 million. At December 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $864.7 million, and the fair value of the collateral that had been sold or repledged was $109.6 million.

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

For a complete discussion of our activities related to derivative instruments, see Note 13 in the notes to our consolidated financial statements.

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

At March 31, 2011 and December 31, 2010, Stifel Bank had outstanding commitments to originate loans aggregating $53.6 million and $107.2 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2011 scheduled to be disbursed in the following two months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2011 and December 31, 2010, Stifel Bank had outstanding letters of credit totaling $9.2 million, respectively. One of the standby letters of credit has an expiration of January 1, 2012. All of the remaining standby letters of credit commitments at March 31, 2011, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2011 and December 31, 2010, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $92.7 million and $97.4 million, respectively.

NOTE 20 - Income Taxes

Our effective rate for the three months ended March 31, 2011 was 38.1%, compared to 40.0% for the three months ended March 31, 2010. The provision for income taxes for the three months ended March 31, 2011 was reduced primarily as a result of the release of the valuation allowance due to unrealized capital gains, which offset previously recorded unrealized capital losses.

NOTE 21 - Segment Reporting

We currently operate through the following three business segments: Global Wealth Management, Institutional Group, and various corporate activities combined in the Other segment.

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues: (1)
Global Wealth Management	$238,446	$199,421
Institutional Group	126,994	113,292
Other	1,173	(683)
	$366,613	$312,030

Income before income taxes:
Global Wealth Management	61,472	39,158
Institutional Group	21,393	27,456
Other	(32,181)	(27,049)
	$50,684	$39,565

(1)  No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2011 or 2010.

The following table presents our company's total assets on a segment basis at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total assets:
Global Wealth Management	$3,103,707	$2,965,168
Institutional Group	1,097,329	883,235
Other	336,169	364,712
	$4,537,205	$4,213,115

We have operations in the United States, Canada, United Kingdom, and Europe. Our company's foreign operations are conducted through its wholly owned subsidiaries, SN Ltd., SN Canada, and TWPIL. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2011 and 2010, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
United States	$351,009	$305,655
Canada	6,448	-
United Kingdom	6,049	3,891
Other European	3,107	2,484
	$366,613	$312,030

NOTE 22 - Other Comprehensive Income

The following table sets forth the components of other comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income	$31,398	$23,740
Other comprehensive income/(loss):
Unrealized gains on available-for-sale securities, net of tax	1,193	2,908
Unrealized (losses)/gains in cash flow hedging instruments, net of tax	2,806	(3,370)
Foreign currency translation adjustment, net of tax	534	-
	4,533	(462)
Comprehensive income	$35,931	$23,278

NOTE 23 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010

Net income	$31,398	$23,740
Shares for basic and diluted calculations:
Average shares used in basic computation	52,534	46,080
Dilutive effect of stock options and units (1)	10,645	6,458
Average shares used in diluted computation	63,179	52,538
Net income per share:
Basic	$0.60	$0.52
Diluted (1)	$0.50	$0.45

 (1)  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2011 and 2010, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 24 - Shareholders' Equity

Share Repurchase Program

On August 3, 2010, the Board authorized the repurchase of 3.0 million shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended March 31, 2011, we did not repurchase any shares of our common stock. Under existing Board authorizations at March 31, 2011, we are permitted to buy an additional 3.1 million shares. The repurchase program has no expiration date.

Issuance of Shares

During the three months ended March 31, 2011, we reissued 1.5 million shares from treasury for shares as a result of vesting and exercise transactions under our incentive stock award plans.

NOTE 25 - Variable Interest Entities

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies ("LLCs") or limited partnerships. These partnerships and LLCs have assets of approximately $303.4 million at March 31, 2011. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control, we look to the relevant accounting guidance in determining whether a general partner controls a limited partnership. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2011 and 2010, respectively. In addition, our direct investment interest in these entities is insignificant at March 31, 2011 and December 31, 2010, respectively.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $187.6 million at March 31, 2011. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.7 million at March 31, 2011. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2011.

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

Interest in FSI Group, LLC ("FSI")

We have provided financing of $18.0 million in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. The note is convertible at our election into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not the primary beneficiary.

Our company's exposure to loss is limited to the carrying value of the note with FSI at March 31, 2011, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2011. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2011. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations, or cash flows.

NOTE 26 - Subsequent Events

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Executive Summary

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Thomas Weisel Partners LLC ("TWP"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Limited ("SN Ltd"), Stifel Nicolaus Canada, Inc. ("SN Canada"), Thomas Weisel Partners International Limited ("TWPIL"), and Stifel Bank & Trust ("Stifel Bank"), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. ("TWPG"), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors, and offers brokerage, advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products and distribution management. The employees of the investment banking, research and institutional brokerage businesses of TWP, a wholly-owned subsidiary of TWPG, were merged into Stifel Nicolaus during the third quarter of 2010. TWP remains a wholly-owned broker-dealer subsidiary of the Parent.

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

Results for the three months ended March 31, 2011

For the three months ended March 31, 2011, our net revenues increased 17.5% to $366.6 million compared to $312.0 million during the comparable period in 2010. For the three months ended March 31, 2011, net income increased 32.3% to $31.4 million compared to $23.7 million during the comparable period in 2010.

Our revenue growth was primarily attributable to higher commission revenues as a result of increased client assets and higher productivity; growth in asset management and service fees as a result of an increase in assets under management through market performance and the merger with TWPG; and increased equity capital raising, which was primarily related to improved equity capital market conditions and the merger with TWPG. The increase in revenue growth was offset by a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first quarter of 2011. Additionally, fixed income investment banking revenues were negatively impacted in the first quarter of 2011 by the historically low municipal underwriting levels seen industry-wide.

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers' assets under management. The municipal underwriting market is challenging as state and local governments reduce their debt levels. Additionally, fixed income institutional sales and trading revenues have been negatively impacted by reduced municipal sales and trading activity due to reduced investor demand and concerns about municipal-issuer credit quality. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2011, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ, and the S&P 500 closed 13.5%, 16.0%, and 13.4%, respectively, higher than their March 31, 2010 closing prices.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$155,786	$105,035	48.3	42.5%	33.7%
Principal transactions	92,859	117,420	(20.9)	25.3	37.6
Asset management and service fees	57,680	41,103	40.3	15.7	13.2
Investment banking	41,418	34,221	21.0	11.3	11.0
Interest	18,856	14,647	28.7	5.1	4.7
Other income	6,256	1,945	221.6	1.8	0.6
Total revenues	372,855	314,371	18.6	101.7	100.8
Interest expense	6,242	2,341	166.6	1.7	0.8
Net revenues	366,613	312,030	17.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	231,166	206,242	12.1	63.1	66.1
Occupancy and equipment rental	29,325	24,858	18.0	8.0	8.0
Communication and office supplies	18,845	14,418	30.7	5.1	4.6
Commissions and floor brokerage	6,649	5,744	15.8	1.8	1.8
Other operating expenses	29,944	21,203	41.2	8.2	6.8
Total non-interest expenses	315,929	272,465	16.0	86.2	87.3

Income before income taxes	50,684	39,565	28.1	13.8	12.7
Provision for income taxes	19,286	15,825	21.9	5.2	5.1
Net income	$31,398	$23,740	32.3	8.6%	7.6%

For the three months ended March 31, 2011, net revenues (total revenues less interest expense) increased $54.6 million to $366.6 million; a 17.5% increase over the $312.0 million recorded for the three months ended March 31, 2010. For the three months ended March 31, 2011, we reported net income of $31.4 million compared to net income of $23.7 million during the comparable period in 2010.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	% Change
Net revenues:
Commissions	$155,786	$105,035	48.3
Principal transactions	92,859	117,420	(20.9)
Asset management and service fees	57,680	41,103	40.3

Investment banking:
Capital raising	32,358	25,307	27.9
Strategic advisory fees	9,060	8,914	1.6
	41,418	34,221	21.0

Net interest	12,614	12,306	2.5
Other income	6,256	1,945	221.6
Total net revenues	$366,613	$312,030	17.5

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment, the increased number of revenue producers in our Institutional Group segment and the acquisition of TWPG on July 1, 2010. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Commissions - Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2011, commission revenues increased 48.3% to $155.8 million from $105.0 million in the comparable period in 2010. The increase is primarily attributable to an increase in client assets and higher productivity.

Principal transactions - For the three months ended March 31, 2011, principal transactions revenues decreased 20.9% to $92.9 million from $117.4 million in the comparable period in 2010. The decrease is primarily attributable to a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first quarter of 2011.

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

For the three months ended March 31, 2011, asset management and service fee revenues increased 40.3% to $57.7 million from $41.1 million in the comparable period of 2010. The increase is primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from March 31, 2010, as a result of market performance and the merger with TWPG, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2011, investment banking revenues increased 21.0%, to $41.4 million from $34.2 million in the comparable period in 2010. The increase was primarily attributable to an increase in equity capital raising as a result of improved equity capital market conditions and the merger with TWPG.

Capital raising revenues increased 27.9% to $32.4 million for the three months ended March 31, 2011 from $25.3 million in the comparable period in 2010. During the first quarter of 2010, equity capital raising and underwriting revenues were $22.4 million and $6.7 million, respectively, an increase of 51.6% and 83.9% from the comparable period in 2010. For the three months ended March 31, 2011, fixed income capital raising revenues were $3.3 million, a decrease of 52.1% from the comparable period in 2010.

Strategic advisory fees increased 1.6% to $9.1 million for the three months ended March 31, 2011 from $8.9 million in the comparable period in 2010. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable periods in 2010.

Other income - For the three months ended March 31, 2011, other income increased $4.4 million to $6.3 million from $1.9 million during the comparable period in 2010. The increase is primarily attributable to an increase in investment gains, including gains on our private equity investments, which were acquired from TWPG and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$444,443	$4,587	4.13%	$357,294	$3,793	4.25%
Interest-earning assets (Stifel Bank)	1,734,407	11,203	2.58	1,094,156	8,087	2.96
Stock borrow (Stifel Nicolaus)	96,861	5	0.02	71,047	10	0.06
Other (Stifel Nicolaus)		3,061			2,757
Total interest revenue		$18,856			$14,647

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$168,502	$541	1.28%	$106,356	$269	1.01%
Interest-bearing liabilities (Stifel Bank)	1,615,049	4,238	1.05	1,006,638	447	0.18
Stock loan (Stifel Nicolaus)	98,394	330	1.34	36,140	171	1.89
Interest-bearing liabilities (Capital Trusts)	82,500	977	4.73	82,500	1,348	6.53
Other (Stifel Nicolaus)		156			106
Total interest expense		6,242			2,341
Net interest income		$12,614			$12,306

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2011, net interest income increased to $12.6 million from $12.3 million during the comparable period in 2010.

For the three months ended March 31, 2011, interest revenue increased 28.7% to $18.9 million from $14.6 million in the comparable period in 2010, principally as a result of a $3.1 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $0.8 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.7 billion during the three months ended March 31, 2011 compared to $1.1 billion during the comparable period in 2010 at weighted average interest rates of 2.58% and 2.96%, respectively. The average margin balances of Stifel Nicolaus increased to $444.4 million during the three months ended March 31, 2011 compared to $357.3 million during the comparable period in 2010 at weighted average interest rates of 4.13% and 4.25%, respectively.

For the three months ended March 31, 2011, interest expense increased $3.9 million to $6.2 million from $2.3 million during the comparable period in 2010. The increase is primarily attributable to increased interest expense paid on borrowings from our unsecured line of credit during the three months ended March 31, 2011 and an increase in interest expense on interest-bearing liabilities of Stifel Bank, offset by a reduction in interest expense on Stifel Financial Capital Trust II whose interest rate switched from fixed to floating on September 30, 2010. See "Net Interest Income" table above for more details. For a further discussion of interest expense see "Net Interest Income - Stifel Bank" below.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2011	2010	% Change
Non-interest expenses:
Compensation and benefits	$231,166	$206,242	12.1
Occupancy and equipment rental	29,325	24,858	18.0
Communications and office supplies	18,845	14,418	30.7
Commissions and floor brokerage	6,649	5,744	15.8
Other operating expenses	29,944	21,203	41.2
Total non-interest expenses	$315,929	$272,465	16.0

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through the acquisition of TWPG, and increased administrative overhead to support the growth in our segments.

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

For the three months ended March 31, 2011, compensation and benefits expense increased 12.1%, or $25.0 million, to $231.2 million from $206.2 million during the comparable period in 2010. The increase is principally due to increased variable compensation as a result of increased revenue production and profitability and fixed compensation for the additional administrative support staff, offset by the reduction of deferred compensation expense. As a result of the modification to our deferred compensation plan, we were required to accelerate all unvested deferred compensation during the third quarter of 2010. Compensation and benefits expense as a percentage of net revenues was 63.1% for the three months ended March 31, 2011, compared to 66.1% for the three months ended March 31, 2010.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $18.8 million (5.1% of net revenues) for the three months ended March 31, 2011, compared to $19.3 million (6.2% of net revenues) for the comparable period in 2010. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended March 31, 2011, occupancy and equipment rental expense increased 18.0% to $29.3 million from $24.9 million during the three months ended March 31, 2010. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of March 31, 2011, we have 311 locations compared to 294 at March 31, 2010.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2011, communications and office supplies expense increased 30.7% to $18.8 million from $14.4 million during the first quarter of 2010. The increase is primarily attributable to our continued expansion as we sustained our growth initiatives throughout 2010 by adding additional revenue producers and support staff.

Commissions and floor brokerage - For the three months ended March 31, 2011, commissions and floor brokerage expense increased 15.8% to $6.6 million from $5.7 million during the comparable period in 2010. The increase is primarily attributable to the continued growth of our company.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2011, other operating expenses increased 41.2% to $29.9 million from $21.2 million during the three months ended March 31, 2010.

The increase is primarily attributable to the continued growth in all segments from the first quarter of 2010, which included increased professional fees, travel and promotion, conference and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes - For the three months ended March 31, 2011, our provision for income taxes was $19.3 million, representing an effective tax rate of 38.1%, compared to expense of $15.8 million for the comparable period in 2010, representing an effective tax rate of 40.0%. The provision for income taxes for the three months ended March 31, 2011 was reduced primarily as a result of the release of the valuation allowance due to unrealized capital gains, which offset previously recorded unrealized capital losses.

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

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$101,762	$79,587	27.9	42.7%	39.9%
Principal transactions	56,163	59,871	(6.2)	23.6	30.0
Asset management and service fees	57,530	40,894	40.7	24.1	20.5
Investment banking	6,312	5,302	19.0	2.6	2.7
Interest	16,703	12,558	33.0	7.0	6.3
Other income	5,510	2,733	101.6	2.3	1.4
Total revenues	243,980	200,945	21.4	102.3	100.8
Interest expense	5,534	1,524	263.1	2.3	0.8
Net revenues	238,446	199,421	19.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	142,586	124,738	14.3	59.8	62.6
Occupancy and equipment rental	15,198	14,731	3.2	6.4	7.4
Communication and office supplies	8,139	7,479	8.8	3.4	3.7
Commissions and floor brokerage	2,793	2,803	(0.4)	1.2	1.4
Other operating expenses	8,258	10,512	(21.4)	3.4	5.3
Total non-interest expenses	176,974	160,263	10.4	74.2	80.4
Income before income taxes	$61,472	$39,158	57.0	25.8%	19.6%

	March 31, 2011	December 31, 2010	March 31, 2010
Branch offices	285	285	272
Financial advisors	1,787	1,775	1,732
Independent contractors	160	160	168

Assets in fee-based accounts:
Value (in thousands)	16,717,112	14,800,052	11,054,565
Number of accounts	61,529	57,269	52,758

NET REVENUES

For the three months ended March 31, 2011, Global Wealth Management net revenues increased 19.6% to a record $238.4 million from $199.4 million for the comparable period in 2010. The increase in net revenues for the three months ended March 31, 2011 over the comparable period in 2010 is attributable to higher commission revenues as a result of increased client assets and higher productivity; and growth in asset management and service fees as a result of an increase in assets under management through market performance and the merger with TWPG. The increase in revenue growth was offset by a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first quarter of 2011. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Commissions - For the three months ended March 31, 2011, commission revenues increased 27.9% to $101.8 million from $79.6 million in the comparable period in 2010. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds and insurance products. The increase is primarily attributable to an increase in the number of financial advisors, client assets and higher productivity.

Principal transactions - For the three months ended March 31, 2011, principal transactions revenues decreased 6.2% to $56.2 million from $59.9 million in the comparable period in 2010. The decrease is primarily attributable to decreased principal transactions, primarily in corporate equity from the first quarter of 2010.

Asset management and service fees - For the three months ended March 31, 2011, asset management and service fees increased 40.7% to $57.5 million from $40.9 million in the comparable period in 2010. The increase is primarily a result of a 51.2% increase in the value of assets in fee-based accounts from March 31, 2010 and a 16.6% increase in the number of managed accounts attributable principally to the continued growth of the private client group and the impact of the addition of the TWPG asset management business, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 19.0% to $6.3 million for the three months ended March 31, 2011 from $5.3 million during the comparable period in 2010. See "Investment banking" in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue - For the three months ended March 31, 2011, interest revenue increased 33.0% to $16.7 million from $12.6 million in the comparable period in 2010. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank, offset by lower interest rates. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues. The increase is also attributable to an increase in interest revenue from customer margin borrowing to finance trading activity.

Other income - For the three months ended March 31, 2011, other income increased $2.8 million to $5.5 million from $2.7 million during the comparable period in 2010. The increase is primarily attributable to an increase in investment gains on our private equity investments, which were acquired from TWPG and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Interest expense - For the three months ended March 31, 2011, interest expense increased $4.0 million to $5.5 million from $1.5 million in the comparable period in 2010. The increase is primarily due to the growth of the interest-bearing liabilities of Stifel Bank and higher interest rates on borrowings from our unsecured line of credit, offset by a reduction in interest expense on Stifel Financial Capital Trust II whose interest rate switched from fixed to floating on September 30, 2010. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$160,570	$104	0.26%	$116,219	$71	0.24%
U.S. government agencies	24,973	90	1.44	793	10	5.04
State and political subdivisions:
Taxable	77,437	625	3.23	-	-	-
Non-taxable (1)	2,944	25	3.40	960	10	4.17
Mortgage-backed securities	798,949	5,046	2.53	505,124	3,572	2.83
Corporate bonds	185,887	1,189	2.56	40,085	465	4.64
Asset-backed securities	22,538	193	3.43	11,719	75	2.56
Federal Home Loan Bank ("FHLB") and other capital stock	1,545	10	2.59	655	3	1.83
Loans (2)	405,253	3,451	3.41	346,267	3,009	3.48
Loans held for sale	54,311	470	3.46	72,334	872	4.82
Total interest-earning assets (3)	$1,734,407	$11,203	2.58%	$1,094,156	$8,087	2.96%
Cash and due from banks	6,811			6,286
Other non interest-earning assets	38,941			33,048
Total assets	$1,780,159			$1,133,490

Liabilities and stockholders' equity:
Deposits:
Money market	$1,591,577	$4,211	1.06%	$970,704	$298	0.12%
Demand deposits	20,750	11	0.20	17,348	3	0.07
Time deposits	2,697	16	2.37	16,349	130	3.18
Savings	25	-	-	237	-	-
FHLB advances	-	-	-	2,000	16	3.20
Federal funds and repurchase agreements	-	-	-	-	-	-
Total interest-bearing liabilities (3)	$1,615,049	$4,238	1.05%	$1,006,638	$447	0.18%
Non interest-bearing deposits	9,337			15,774
Other non interest-bearing liabilities	17,344			5,182
Total liabilities	1,641,730			1,027,594
Stockholders' equity	138,429			105,896
Total liabilities and stockholders' equity	$1,780,159			$1,133,490
Net interest margin		$6,965	1.61%		$7,640	2.79%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 (in thousands):

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Increase (decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$174	$(141)	$33
U.S. government agencies	82	(2)	80
State and political subdivisions:
Taxable	625	-	625
Non-taxable	16	(1)	15
Mortgage-backed securities	1,806	(332)	1,474
Corporate bonds	826	(102)	724
Asset-backed securities	86	32	118
FHLB and other capital stock	6	1	7
Loans	498	(56)	442
Loans held for sale	(185)	(217)	(402)
	$3,934	$(818)	$3,116

	Increase (decrease) due to:
	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$303	$3,610	$3,913
Demand deposits	1	7	8
Time deposits	(87)	(27)	(114)
Savings	-	-	-
FHLB advances	(8)	(8)	(16)
Federal funds and repurchase agreements	-	-	-
	$209	$3,582	$3,791

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

For the three months ended March 31, 2011, interest revenue of $11.2 million was generated from weighted average interest-earning assets of $1.7 billion at a weighted average interest rate of 2.58%. Interest revenue of $8.1 million for the comparable period in 2010 was generated from weighted average interest-earning assets of $1.1 billion at a weighted average interest rate of 2.96%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended March 31, 2011 was $1.6 billion at a weighted average interest rate of 1.05%. The weighted average balance of interest-bearing liabilities for the comparable period in 2010 was $1.0 billion at a weighted average interest rate of 0.18%. The increase in interest expense during the three months ended March 31, 2011 from the comparable period in 2010 is primarily due to a change in the classification of interest expense on our cash flow hedges during 2011. During the first quarter of 2010, as a result of a principal and notional mismatch unrelated to ineffectiveness, we were required to report the interest expense associated with the cash flow hedges as operating expenses. During the first quarter of 2011, the interest was recorded as interest expense.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2011, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $1.6 billion compared to $957.8 million at March 31, 2010. See "Net Interest Income - Stifel Bank" above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2011, Global Wealth Management non-interest expenses increased 10.4% to $177.0 million from $160.3 million for the comparable period in 2010.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. Our expansion efforts include organic growth, as well as the acquisition of TWPG. As of March 31, 2011, we have 285 branch offices compared to 272 at March 31, 2010. In addition, since March 31, 2010, we have added approximately 390 revenue producers and support staff.

Compensation and benefits - For the three months ended March 31, 2011, compensation and benefits expense increased 14.3% to $142.6 million from $124.7 million during the three months ended March 31, 2010. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff, offset by a reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed. Compensation and benefits expense as a percentage of net revenues decreased to 59.8% for the three months ended March 31, 2011, compared to 62.6% for the comparable period in 2010.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.2 million (6.8% of net revenues) for the three months ended March 31, 2011, compared to $14.9 million (7.5% of net revenues) for the three months ended March 31, 2010. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended March 31, 2011, occupancy and equipment rental expense increased 3.2% to $15.2 million from $14.7 million during the comparable period in 2010.

Communications and office supplies - For the three months ended March 31, 2011, communications and office supplies expense increased 8.8% to $8.1 million from $7.5 million during the first quarter of 2010.

Commissions and floor brokerage - For the three months ended March 31, 2011, commissions and floor brokerage expense of $2.8 million remained consistent with the first quarter of 2010.

Other operating expenses - For the three months ended March 31, 2011, other operating expenses decreased 21.4% to $8.3 million from $10.5 million during the comparable period in 2010. The decrease in other operating expenses is primarily attributable to a reduction in legal expenses, ACAT reimbursement and travel from the first quarter of 2010.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2011, income before income taxes increased $22.3 million, or 57.0%, to $61.5 million from $39.2 million during the comparable period in 2010. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in deferred compensation expense.

Results of Operations - Institutional Group

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$54,025	$25,448	112.3	42.5%	22.5
Principal transactions	36,696	57,549	(36.2)	28.9	50.8

Capital raising	26,046	20,004	30.2	20.5	17.6
Advisory	9,060	8,914	1.6	7.1	7.9
Investment banking	35,106	28,918	21.4	27.6	25.5
Interest	1,793	1,959	(8.5)	1.4	1.7
Other income	462	422	9.5	0.5	0.4
Total revenues	128,082	114,296	12.1	100.9	100.9
Interest expense	1,088	1,004	8.4	0.9	0.9
Net revenues	126,994	113,292	12.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	77,187	66,304	16.4	60.8	58.5
Occupancy and equipment rental	4,924	4,066	21.1	3.9	3.6
Communication and office supplies	7,302	4,880	49.6	5.8	4.3
Commissions and floor brokerage	3,857	2,941	31.1	3.0	2.6
Other operating expenses	12,331	7,645	61.3	9.7	6.8
Total non-interest expenses	105,601	85,836	23.0	83.2	75.8
Income before income taxes	$21,393	$27,456	(22.1)	16.8%	24.2%

NET REVENUES

For the three months ended March 31, 2011, Institutional Group net revenues increased 12.1% to $127.0 million from $113.3 million for the comparable period in 2010. The increase in net revenues for the three months ended March 31, 2011 over the comparable periods in 2010 is primarily attributable to the acquisition of TWPG during the third quarter of 2010.

Commissions - For the three months ended March 31, 2011, commission revenues increased 112.3% to $54.0 million from $25.4 million in the comparable period in 2010.

Principal transactions - For the three months ended March 31, 2011, principal transactions revenues decreased 36.2%, to $36.7 million from $57.5 million in the comparable period in 2010.

The change in the mix between commission revenues and principal transactions is primarily attributable to a change in classification of certain equity trades that were recorded as principal transactions during the quarter ended March 31, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

For the three months ended March 31, 2011, equity institutional brokerage revenues increased 35.6% to $52.4 million from $38.6 million during the comparable period in 2010.

During the first quarter of 2011, lower fixed income trading volumes led to a decline in institutional brokerage revenues from the comparable periods in 2010. For the three months ended March 31, 2011, fixed income institutional brokerage revenues decreased 13.6% to $38.3 million from $44.3 million in the first quarter of 2010.

Investment banking - For the three months ended March 31, 2011, investment banking revenues increased 21.4% to $35.1 million from $28.9 million in the comparable period in 2010. The increase is attributable to an increase in equity financing revenues and advisory fee revenues over the comparable periods in 2010 and the acquisition of TWPG, which closed on July 1, 2010.

For the three months ended March 31, 2011, capital raising revenues increased 30.2% to $26.0 million from $20.0 million in the comparable period in 2010.

For the three months ended March 31, 2011, equity capital raising revenues increased 63.3% to $23.0 million from $14.1 million during the first quarter of 2010. The increases were primarily attributable to an increase in the number of transactions over the comparable periods in 2010. During the three months ended March 31, 2011, we were involved, as manager or co-manager, in 34 equity underwritings, compared to 24 equity underwritings, during the comparable period in 2010.

For the three months ended March 31, 2011, fixed income capital raising revenues decreased 48.6%, to $3.0 million from $5.9 million during the first quarter of 2010. The decrease is primarily attributable to a decline in the municipal bond origination business, which has been negatively impacted by the financial condition of many large municipalities.

For the three months ended March 31, 2011, strategic advisory fees increased 1.6% to $9.1 million from $8.9 million in the comparable period in 2010. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable periods in 2010.

Interest revenue - For the three months ended March 31, 2011, interest revenue decreased 8.5% to $1.8 million from $2.0 million in the comparable period in 2010.

Interest expense - For the three months ended March 31, 2011, interest expense increased 8.4% to $1.1 million from $1.0 million in the comparable period in 2010.

NON-INTEREST EXPENSES

For the three months ended March 31, 2011, Institutional Group non-interest expenses increased 23.0% to $105.6 million from $85.8 million for the comparable period in 2010.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment, both organically and through the acquisition of TWPG on July 1, 2010. We have added approximately 395 revenue producers and support staff, including approximately 220 from the TWPG acquisition, since March 31, 2010.

Compensation and benefits - For the three months ended March 31, 2011, compensation and benefits expense increased 16.4% to $77.2 million from $66.3 million during the comparable period in 2010. The increase is principally due to increased compensation as a result of the growth of the business, the acquisition of TWPG on July 1, 2010 and fixed compensation for the additional administrative support staff, offset by the reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed. Compensation and benefits expense as a percentage of net revenues increased to 60.8% for the three months ended March 31, 2011, compared to 58.5% for the comparable period in 2010.

Occupancy and equipment rental - For the three months ended March 31, 2011, occupancy and equipment rental expense increased 21.1% to $4.9 million from $4.1 million during the comparable period in 2010. The increase is primarily due to the increase in rent and depreciation expense as a result of the merger with TWPG.

Communications and office supplies - For the three months ended March 31, 2011, communications and office supplies expense increased 49.6% to $7.3 million from $4.9 million during the first quarter of 2010. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage - For the three months ended March 31, 2011, commissions and floor brokerage expense increased 31.1% to $3.9 million from $2.9 million during the first quarter of 2010. The increase is primarily attributable to the growth of the business as a result of the merger with TWPG.

Other operating expenses - For the three months ended March 31, 2011, other operating expenses increased 61.3% to $12.3 million from $7.6 million during the comparable period in 2010. The increase is primarily attributable to increased professional fees, travel and promotion, and conference expenses, as a result of the growth of the segment.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2011, income before income taxes for the Institutional Group segment decreased 22.1% to $21.4 million from $27.5 million during the comparable period in 2010. Profit margins have diminished as a result of the increase in non-interest expenses, which is primarily attributable to our merger with TWPG. While our revenues in the first quarter were up over the comparable period in 2010, our margins were negatively impacted by lower than expected equity and fixed income origination volumes and advisory services activity, as well as the decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first quarter of 2011.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,
	2011	2010	% Change

Net revenues	$1,173	$(683)	*

Non-interest expenses:
Compensation and benefits	11,393	15,200	(25.0)
Other operating expenses	21,961	11,166	96.7
Total non-interest expenses	33,354	26,366	26.5
Loss before income taxes	$(32,181)	$(27,049)	19.0

* Percentage is not meaningful.

Net revenues - For the three month period ended March 31, 2011, net revenues increased $1.9 million from the comparable period in 2010. The increase in net revenues for the three months ended March 31, 2011 is primarily attributable to an increase in investment gains from the comparable period in 2010, offset by an impairment charge of $0.4 million on our held-to-maturity investment during the first quarter due to an other-than-temporary decline in value.

Compensation and benefits - For the three months ended March 31, 2011, compensation and benefits expense decreased 25.0% to $11.4 million from $15.2 million for the comparable period in 2010. The decrease is primarily attributable to a reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed.

Other operating expenses - For the three months ended March 31, 2011, other operating expenses increased 96.7% to $22.0 million from $11.2 million for the comparable period in 2010. The increases were primarily attributable to the continued growth in all segments from the first quarter of 2010, which included increased administrative support expense, rent, professional fees and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $4.5 billion at March 31, 2011 were up 7.7% over December 31, 2010. The increase is primarily attributable to increased receivables, trading inventory, available-for-sale and held-to-maturity securities, offset by decreases in cash and cash equivalents and bank loans. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2011, our liabilities were comprised primarily of short-term borrowings of $299.7 million, deposits of $1.6 billion at Stifel Bank and payables to brokerage clients, brokers, dealers and clearing organizations of $206.0 million and $157.7 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses and accrued employee compensation of $283.6 million. To meet our obligations to clients and operating needs, we have $124.9 million in cash. We also have client brokerage receivables of $484.3 million and $428.0 million in loans (including loans held for sale) at Stifel Bank.

Liquidity and Capital Resources

Liquidity is essential to our business. We regularly monitor our liquidity position, including our cash and regulatory net capital positions, to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

Our assets, consisting mainly of cash or assets readily convertible into cash are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, client credit balances, short-term bank loans and proceeds from securities lending. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis and securities lending, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

Our bank assets consist principally of available-for-sale securities, retained loans, cash and cash equivalents and held-to-maturity securities. Stifel Bank's current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth.

We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies. Net capital rules, restrictions under the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board of Directors authorized the repurchase of an additional 3.0 million shares under our existing repurchase program. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at May 1, 2011, we are permitted to buy an additional 3.1 million shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $128.6 million to $124.9 million at March 31, 2011 from $253.5 million at December 31, 2010. Operating activities used cash of $252.2 million primarily due to an increase in operating assets and a decrease in operating liabilities, offset by the net effect of non-cash expenses and net income. Investing activities used cash of $211.9 million primarily due to purchases of available for sale securities and purchases of eligible ARS from our customers as part of our repurchase plan, increase in bank loans, and fixed asset purchases, offset by proceeds from maturities, calls and principal payments of our available-for-sale securities and the sale of proprietary investments. During the three months ended March 31, 2011, we purchased $18.1 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $335.0 million primarily due to an increase in short-term borrowings from banks, securities loaned and securities sold under agreements to repurchase.

Funding Sources

Our short-term financing is generally obtained through short-term bank line financing on a secured basis, uncommitted short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $340.4 million during the three months ended March 31, 2011. There are no compensating balance requirements under these arrangements.

At March 31, 2011, short-term borrowings from banks were $299.7 million at an average rate of 1.59%, which were collateralized by company-owned securities valued at $343.8 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $168.5 million and $106.4 million for the three months ended March 31, 2011 and 2010, respectively, at weighted average daily interest rates of 1.28% and 1.01%, respectively.

At March 31, 2011 and December 31, 2010, Stifel Nicolaus had a stock loan balance of $112.6 million and $27.9 million, respectively, at weighted average daily interest rates of 0.33% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $98.4 million and $36.1 million during the three months ended March 31, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.34% and 1.89%, respectively. Customer-owned securities were utilized in these arrangements.

On September 8, 2010, we entered into an unsecured line of credit with two lenders totaling $50.0 million. We can draw upon this line, as long as certain restrictive covenants are maintained. At March 31, 2011, we had $30.0 million outstanding under the line of credit. At March 31, 2011, we were in compliance with all covenants.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $136.1 million at March 31, 2011, all of which was unused, and a $5.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $1.6 billion at March 31, 2011.

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

Use of Capital Resources

On December 28, 2009, pursuant to an agreement with state securities authorities, we announced the modification of the previously announced ARS repurchase plan which provides, among other things, for ARS repurchases to be completed by December 31, 2011. At March 31, 2011, we estimate that our retail clients held $62.2 million par value of eligible ARS after issuer redemptions of $44.1 million par value and Stifel repurchases of $90.0 million par value.

Separately, TWP has entered into Settlement and Release Agreements ("Settlement Agreements") with certain customers, whereby it will purchase up to approximately $50.0 million par value of ARS in exchange for a release from any future claims. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $15.7 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2011 through April 30, 2011. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining nine months of 2011 and the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter are $40.9 million, $43.4 million, $32.5 million, $21.9 million, $13.7 million and $27.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At March 31, 2011, Stifel Nicolaus had net capital of $200.6 million, which was 34.0% of its aggregate debit items and $188.7 million in excess of its minimum required net capital. At March 31, 2011, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2011, SN Ltd's and TWPIL's net capital and reserves were in excess of the financial resources requirement under the rules of the FSA. At March 31, 2011, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At March 31, 2011, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

At March 31, 2011, Level 3 assets for which we bear economic exposure were $158.1 million or 8.1% of the total assets measured at fair value. During the three months ended March 31, 2011, we recorded purchases of $155.6 million and sales and redemptions of $167.2 million of Level 3 assets. We transferred $5.8 million out of Level 3 during the three months ended March 31, 2011. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.9 million.

At March 31, 2011, Level 3 assets included the following: $92.0 million of auction rate securities and $66.1 million of private equity and other fixed income securities.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At March 31, 2011, we had goodwill of $302.0 million and intangible assets of $33.5 million.

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

Off-balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 19 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended March 31, 2011 and the daily VaR at March 31, 2011 and December 31, 2010 (in thousands):

	Three Months Ended March 31, 2011			VaR calculation at
	High	Low	Daily Average	March 31, 2011	December 31, 2010
Daily VaR	$13,264	$4,130	$7,474	$8,300	$8,043

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

The following table illustrates the estimated change in net interest margin at March 31, 2011 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	40.2%
+100	20.6%
0	-%
-50	(14.7)%
-100	(17.8)%

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at March 31, 2011 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$382,348	$13,796	$44,450	$5,010
Securities	329,340	79,551	540,017	288,830
Interest-bearing cash	66,080	-	-	-
	$777,768	$93,347	$584,467	$293,840

Interest-bearing liabilities:
Transaction accounts and savings	$111,765	$198,116	$981,035	$64,756
Certificates of deposit	294	984	1,462	-
	112,059	199,100	982,497	64,756
GAP	665,709	(105,753)	(398,030)	229,084
Cumulative GAP	$665,709	$559,956	$161,926	$391,010

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $487.3 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following supplements and amends our discussion set forth under Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The regulatory investigations include inquiries from the SEC and a state regulatory authority relating to our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDO"). We are fully cooperating with the SEC and the state regulatory authority in these investigations and have provided information and testimony. On April 1, 2011, we announced that the SEC has made a preliminary determination to recommend the filing of a civil or administrative enforcement action in connection with its investigation. This preliminary determination is neither a formal allegation nor evidence of wrongdoing. Stifel Nicolaus has submitted its response to the SEC.

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

Prior to the acquisition of TWPG, the Financial Industry Regulatory Authority ("FINRA") commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously.

ITEM 1A.  RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2011. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2011.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board authorized the repurchase of an additional 3.0 million shares under our existing share repurchase program. At March 31, 2011, the maximum number of shares that may yet be purchased under this plan was 3.1 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description
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
101.INS

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; and (v) Notes to Consolidated Financial Statements. *

*    The certifications attached as Exhibits 32.1 and 32.2 and the interactive data files attached as Exhibits 101 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date:  May 10, 2011