Form 10-Q
period 2011-06-30
STIFEL FINANCIAL CORP
filed 2011-08-09
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on August 1, 2011, was 53,720,017, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 172,672 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$150,964	$253,529
Restricted cash	6,876	6,868
Cash segregated for regulatory purposes	25	6,023
Receivables:
Brokerage clients, net	491,404	477,514
Brokers, dealers, and clearing organizations	310,800	247,707
Securities purchased under agreements to resell	97,685	123,617
Trading securities owned, at fair value (includes securities pledged of $300,249 and $272,172, respectively)	603,964	444,170
Available-for-sale securities, at fair value	1,074,114	1,012,714
Held-to-maturity securities, at amortized cost	103,736	52,640
Loans held for sale	55,110	86,344
Bank loans, net	478,006	389,742
Bank foreclosed assets held for sale, net of estimated cost to sell	1,145	1,577
Investments	167,495	178,936
Fixed assets, net	85,332	71,498
Goodwill	309,519	301,919
Intangible assets, net	31,777	34,595
Loans and advances to financial advisors and other employees, net	175,265	181,357
Deferred tax assets, net	183,196	197,139
Other assets	187,195	145,226
Total Assets	$4,513,608	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	June 30, 2011	December 31, 2010
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$230,400	$109,600
Payables:
Brokerage clients	268,749	212,642
Brokers, dealers, and clearing organizations	222,253	114,869
Drafts	47,847	73,248
Securities sold under agreements to repurchase	42,464	109,595
Bank deposits	1,641,079	1,623,568
Trading securities sold, but not yet purchased, at fair value	291,465	200,140
Accrued compensation	147,225	234,512
Accounts payable and accrued expenses	214,549	170,382
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	21,641	19,935
	3,210,172	2,950,991
Liabilities subordinated to claims of general creditors	6,957	8,241
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 172,672 and 897,618 shares, respectively	26	135
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,546,813 and 52,822,428 shares, respectively	8,032	7,923
Additional paid-in-capital	1,076,840	1,082,788
Retained earnings	233,359	232,415
Accumulated other comprehensive income	6,433	381
	1,324,690	1,323,642

Treasury stock, at cost, 700,364 and 2,235,473 shares, respectively	(27,794)	(69,238)
Unearned employee stock ownership plan shares, at cost, 97,619 and 122,024 shares, respectively	(417)	(521)
	1,296,479	1,253,883
Total Liabilities and Shareholders' Equity	$4,513,608	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Commissions	$138,315	$103,634	$294,101	$208,669
Principal transactions	79,741	122,923	172,600	240,343
Investment banking	64,418	41,252	105,836	75,473
Asset management and service fees	56,981	44,138	114,661	85,241
Interest	21,229	14,654	40,085	29,301
Other income	4,556	3,757	10,812	5,702
Total revenues	365,240	330,358	738,095	644,729
Interest expense	6,383	2,349	12,625	4,690
Net revenues	358,857	328,009	725,470	640,039

Non-interest expenses:
Compensation and benefits	229,939	216,907	461,105	423,149
Occupancy and equipment rental	29,723	26,595	59,048	51,453
Communications and office supplies	18,515	15,925	37,360	30,343
Commissions and floor brokerage	6,894	5,272	13,543	11,016
Other operating expenses	69,911	27,365	99,855	48,568
Total non-interest expenses	354,982	292,064	670,911	564,529

Income before income tax expense	3,875	35,945	54,559	75,510
Provision for income taxes	459	14,836	19,745	30,661
Net income	$3,416	$21,109	$34,814	$44,849

Earnings per common share:
Basic	$0.06	$0.46	$0.66	$0.97
Diluted	$0.05	$0.40	$0.55	$0.85

Weighted average number of common shares outstanding:
Basic	52,932	46,257	52,734	46,168
Diluted	63,245	52,351	63,239	52,459

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Operating Activities:
Net income	$34,814	$44,849
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	12,070	11,579
Amortization of loans and advances to financial advisors and other employees	28,544	23,528
Amortization of premium on available-for-sale securities	6,039	3,213
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	586	(914)
Amortization of intangible assets	2,377	1,472
Deferred income taxes	12,598	(5,869)
Stock-based compensation	14,368	32,429
Excess tax benefits from stock-based compensation	(23,574)	(13,122)
Gain on the sale of investments	(4,670)	(26)
Other, net	1,066	(1,058)
Decrease/(increase) in operating assets:
Cash segregated for regulatory purposes and restricted cash	5,990	-
Receivables:
Brokerage clients	(13,981)	(58,089)
Brokers, dealers and clearing organizations	(63,093)	113,378
Securities purchased under agreements to resell	25,932	36,186
Trading securities owned, including those pledged	(159,794)	(21,607)
Loans originated as mortgages held for sale	(349,421)	(386,444)
Proceeds from mortgages held for sale	378,466	386,647
Loans and advances to financial advisors and other employees	(21,951)	(18,711)
Other assets	(20,748)	19,712
Increase/(decrease) in operating liabilities:
Payables:
Brokerage clients	56,107	3,764
Brokers, dealers and clearing organizations	19,419	(34,177)
Drafts	(25,401)	(19,729)
Trading securities sold, but not yet purchased	91,325	(23,907)
Other liabilities and accrued expenses	(84,150)	(69,550)
Net cash (used in)/provided by operating activities	$(77,082)	$23,554

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands)	2011	2010
Investing Activities:
Proceeds from:
Maturities, calls and principal paydowns on available-for sale securities	$277,866	$63,078
Maturities, calls and principal paydowns on held-to-maturity securities	600	-
Sale or maturity of investments	50,234	38,180
Sale of bank branch	-	13,905
Sale of bank foreclosed assets held for sale	560	1,934
Increase in bank loans, net	(87,409)	(32,897)
Payments for:
Purchase of available-for-sale securities	(362,847)	(215,828)
Purchase of held-to-maturity securities	(25,334)	-
Purchase of investments	(33,883)	(54,896)
Purchase of fixed assets	(26,181)	(11,808)
Purchase of bank foreclosed assets held for sale	(225)	-
Acquisitions	-	(500)
Net cash used in investing activities	(206,619)	(198,832)
Financing Activities:
Net proceeds from short-term borrowings from banks	120,800	73,100
Decrease in securities sold under agreements to repurchase	(67,131)	(63,949)
Increase in bank deposits, net	17,511	225,701
Increase in securities loaned	87,965	55,081
Excess tax benefits from stock-based compensation	23,574	13,122
Issuance of common stock	-	865
Repurchase of common stock	(3,555)	(24,428)
Reissuance of treasury stock	2,234	508
Payment of Federal Home Loan Bank advances	-	(2,000)
Extinguishment of subordinated debt	(1,284)	(1,840)
Net cash provided by financing activities	180,114	276,160

Effect of exchange rate changes on cash	1,022	-

(Decrease)/increase in cash and cash equivalents	(102,565)	100,882
Cash and cash equivalents at beginning of period	253,529	161,820
Cash and cash equivalents at end of period	$150,964	$262,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,520	$4,654
Cash paid for income taxes, net of refunds	$6,036	$25,107
Noncash investing and financing activities:
Units, net of forfeitures	$101,220	$54,524

See accompanying Notes to Consolidated Financial Statements.

 STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 - Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Stifel Bank & Trust ("Stifel Bank"), Stifel Nicolaus Limited ("SN Ltd"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Canada, Inc. ("SN Canada"), Thomas Weisel Partners LLC ("TWP"), and Thomas Weisel Partners International Limited ("TWPIL"),  is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company's principal customers are individual investors, corporations, municipalities, and institutions.

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

NOTE 2 - Accounting Guidance

Recently Adopted Accounting Guidance

Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("Update") No. 2010-20, "Receivables (Topic 310): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and segment information of troubled debt restructurings are required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for our company). In January 2011, the FASB issued Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20," which temporarily delayed the effective date of the disclosures about troubled debt restructurings until interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for our company). Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 8 - Bank Loans.

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

Recently Issued Accounting Guidance

Comprehensive Income

In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which allows for the presentation of  total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). While the adoption will impact where we disclose the components of other comprehensive income in our consolidated financial statements, we do not expect the adoption to have a material impact on those consolidated financial statements.

Fair Value of Financial Instruments

In May 2011, the FASB issued Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which generally aligns the principals of measuring fair value and for disclosing information about fair value measurements with International Financial Reporting Standards. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued Update No. 2011-03, "Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements," which removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for our company). We do not expect the adoption to have a material impact on our consolidated financial statements.

Troubled Debt Restructurings

In April 2011, the FASB issued Update No. 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," which clarifies existing guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. This guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for our company) and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption (January 1, 2011 for our company). While the adoption may require additional disclosures related to troubled debt restructurings, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

TWPG's results of operations have been included in our consolidated financial statements prospectively from the date of acquisition. The investment banking, research, and institutional brokerage businesses of TWPG were integrated with Stifel Nicolaus immediately after the merger; therefore, the revenues, expenses, and net income of the integrated businesses are not distinguishable within the results of our company. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting our historical results to include TWPG's results of operations adjusted for the following changes: amortization expense adjusted as a result of acquisition-date fair value adjustments to intangible assets; interest expense adjusted for revised debt structures; and the income tax effect of applying our statutory tax rates to TWPG's results. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
(in thousands)	(Unaudited)	(Unaudited)
Total net revenues	$366,471	$730,667
Net loss	(101,312)	(51,738)
Loss per share:
Basic	$(1.91)	$(0.98)
Diluted	$(1.91)	$(0.98)

NOTE 4 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2011 and December 31, 2010, included (in thousands):

	June 30, 2011	December 31, 2010

Deposits paid for securities borrowed	$219,465	$94,709
Securities failed to deliver	82,121	74,991
Receivable from clearing organizations	9,214	78,007
	$310,800	$247,707

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2011 and December 31, 2010, included (in thousands):

	June 30, 2011	December 31, 2010

Deposits received from securities loaned	$114,965	$27,907
Securities failed to receive	99,668	78,499
Payable to clearing organizations	7,620	8,463
	$222,253	$114,869

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

Investments

Investments valued at fair value include ARS, investments in mutual funds, U.S. treasury securities, investments in public companies, private equity securities, partnerships, and warrants of public or private companies.

Investments in certain public companies, mutual funds and U.S. treasury securities are valued based on quoted prices in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management's best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models.

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

The following table summarizes the valuation of our financial instruments by pricing observability levels as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,992	$7,992	$-	$-
Trading securities owned:
U.S. government agency securities	141,510	-	141,510	-
U.S. government securities	25,975	25,975	-	-
Corporate securities:
Fixed income securities	290,673	70,694	201,637	18,342
Equity securities	40,789	40,467	322	-
State and municipal securities	105,017	-	105,017	-
Total trading securities owned	603,964	137,136	448,486	18,342
Available-for-sale securities:
State and municipal securities	60,225	-	15,547	44,678
Mortgage-backed securities:
Agency	572,650	-	572,650	-
Commercial	150,147	-	150,147	-
Non-agency	24,308	-	24,308	-
Corporate fixed income securities	238,995	128,812	110,183	-
Asset-backed securities	27,789	-	27,789	-
Total available-for-sale securities	1,074,114	128,812	900,624	44,678
Investments:
Corporate equity securities	5,313	4,896	417	-
Mutual funds	35.195	35.195	-	-
U.S. government securities	5,810	5,810	-	-
Auction rate securities:
Equity securities	66,616	-	-	66,616
Municipal securities	7,117	-	-	7,117
Other	47,444	6,826	1,660	38,958
Total investments	167,495	52,727	2,077	112,691
Total trading securities owned	$1,853,565	$326,667	$1,351,187	$175,711

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$106,666	$106,666	$-	$-
U.S. government agency securities	6,380	-	6,380	-
Corporate securities:
Fixed income securities	156,969	72,933	81,601	2,435
Equity securities	21,187	21,147	40	-
State and municipal securities	263	-	263	-
Total trading securities sold, but not yet purchased	291,465	200,746	88,284	2,435
Securities sold, but not yet purchased (1)	21,641	21,641	-	-
Derivative contracts (2)	11,857	-	11,857	-
	$324,963	$222,387	$100,141	$2,435

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,675	$15,675	$-	$-
Trading securities owned:
U.S. government agency securities	86,882	-	86,882	-
U.S. government securities	9,038	9,038	-	-
Corporate securities:
Fixed income securities	221,145	47,001	133,901	40,243
Equity securities	46,877	46,395	482	-
State and municipal securities	80,228	-	80,228	-
Total trading securities owned	444,170	102,434	301,493	40,243
Available-for-sale securities:
U.S. government agency securities	25,030	-	25,030	-
State and municipal securities	26,343	-	14,907	11,436
Mortgage-backed securities:
Agency	697,163	-	697,163	-
Commercial	67,996	-	67,996	-
Non-agency	29,273	-	29,273	-
Corporate fixed income securities	154,901	34,897	120,004	-
Asset-backed securities	12,008	-	12,008	-
Total available-for-sale securities	1,012,714	34,897	966,381	11,436
Investments:
Corporate equity securities	3,335	3,335	-	-
Mutual funds	32,193	32,193	-	-
U.S. government securities	8,751	8,751	-	-
Auction rate securities:
Equity securities	76,826	-	-	76,826
Municipal securities	6,533	-	-	6,533
Other	51,298	10,489	2,307	38,502
Total investments	178,936	54,768	2,307	121,861
	$1,651,495	$207,774	$1,270,181	$173,540

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$131,561	$131,561	$-	$-
U.S. government agency securities	664	-	664	-
Corporate securities:
Fixed income securities	61,026	18,815	37,526	4,685
Equity securities	6,800	6,780	20	-
State and municipal securities	89	-	89	-
Total trading securities sold, but not yet purchased	200,140	157,156	38,299	4,685
Securities sold, but not yet purchased (1)	19,935	19,935	-	-
Derivative contracts (2)	9,259	-	9,259	-
	$229,334	$177,091	$47,558	$4,685

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011
	Financial Assets					Financial Liabilities
			Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities (2)	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities (3)

Balance at March 31, 2011	$14,555	$24,297	$72,204	$8,471	$38,606	$-
Unrealized gains:
Included in changes in net assets (4)	102	2,087	437	71	1,418	-
Included in OCI (5)	-	879	-	-	-	-
Realized gains/(losses) (4)	26	-	-	-	(399)	-
Purchases	27,061	13,987	1,875	1,675	131	2,435
Sales	(22,709)	(24,126)	-	(2,900)	-	-
Redemptions	(523)	(300)	(7,900)	(200)	(1,038)	-
Transfers:
Into Level 3	-	27,854	-	-	240	-
Out of Level 3	(170)	-	-	-	-	-
Net change	3,787	20,381	(5,588)	(1,354)	352	2,435
Balance at June 30, 2011	$18,342	$44,678	$66,616	$7,117	$38,958	$2,435

	Six Months Ended June 30, 2011
	Financial Assets					Financial Liabilities
			Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities (2)	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other	Corporate Fixed Income Securities (3)

Balance at December 31, 2010	$40,243	$11,436	$76,826	$6,533	$38,502	$4,685
Unrealized gains/(losses):
Included in changes in net assets (4)	(320)	2,087	290	(96)	3,564	-
Included in OCI (5)	-	815	-	-	-	-
Realized gains/(losses) (4)	736	-	-	-	(587)	(36)
Purchases	166,483	26,987	2,075	4,105	824	6,663
Sales	(182,072)	(24,126)	-	(2,900)	-	(8,877)
Redemptions	(716)	(375)	(12,575)	(525)	(3,585)	-
Transfers:
Into Level 3	-	27,854	-	-	240	-
Out of Level 3	(6,012)	-	-	-	-	-
Net change	(21,901)	33,242	(10,210)	584	456	(2,250)
Balance at June 30, 2011	$18,342	$44,678	$66,616	$7,117	$38,958	$2,435

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
(5) Unrealized gains related to available-for-sale securities are reported in accumulated other comprehensive income in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: purchases of ARS from our customers, unrealized gains and losses, and redemptions of ARS at par during the three and six months ended June 30, 2011. There were $0.2 million and $6.0 million of transfers from Level 3 to Level 2 during the three and six months ended June 30, 2011, respectively, related to securities for which market trades were observed that provided transparency into the valuation of these assets. There were $28.1 million of transfers of financial assets into Level 3 during the three and six months ended June 30, 2011 primarily related to municipal ARS, which we transferred from held-to-maturity to available-for-sale during the second quarter of 2011. Given that there has been no recent trade activity observed, we transferred them into available-for-sale as Level 3 assets. There were no changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2011 relating to Level 3 assets still held at June 30, 2011.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $12.7 million and $24.7 million of transfers of financial assets from Level 2 to Level 1 during the three and six months ended June 30, 2011, respectively, primarily related to tax-exempt securities and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $14.2 million and $17.1 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2011, respectively, primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of June 30, 2011 and December 31, 2010, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$150,964	$150,964	$253,529	$253,529
Restricted cash	6,876	6,876	6,868	6,868
Cash segregated for regulatory purposes	25	25	6,023	6,023
Securities purchased under agreements to resell	97,685	97,685	123,617	123,617
Trading securities owned	603,964	603,964	444,170	444,170
Available-for-sale securities	1,074,114	1,074,114	1,012,714	1,012,714
Held-to-maturity securities	103,736	102,632	52,640	52,984
Loans held for sale	55,110	55,110	86,344	86,344
Bank loans	478,006	480,554	389,742	376,176
Investments	167,495	167,495	178,936	178,936
Financial liabilities:
Securities sold under agreements to repurchase	$42,464	$42,464	$109,595	$109,595
Non-interest-bearing deposits	11,017	10,904	8,197	7,980
Interest-bearing deposits	1,630,062	1,588,314	1,615,371	1,565,199
Trading securities sold, but not yet purchased	291,465	291,465	200,140	200,140
Securities sold, but not yet purchased (1)	21,641	21,641	19,935	19,935
Derivative contracts (2)	11,857	11,857	9,259	9,259
Liabilities subordinated to the claims of general creditors	6,957	6,563	8,241	7,739

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2011 and December 31, 2010.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2011 and December 31, 2010 approximate fair value.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company's positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of corporate obligations, collateralized debt obligation securities and ARS. The fair value is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

The decrease in fair value below the carrying amount of our asset-backed security at June 30, 2011 and December 31, 2010 is primarily due to unrealized losses that were caused by: illiquid markets for collateralized debt obligations, global disruptions in the credit markets, increased supply of collateralized debt obligation secondary market securities from distressed sellers, and difficult times in the banking sector. The decrease in fair value below the carrying amount of our asset-backed security as of June 30, 2011 was offset by unrealized gains on our ARS.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying values at June 30, 2011 and December 31, 2010 approximate fair value.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2011 and December 31, 2010 approximate fair value.

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

NOTE 6 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30, 2011	December 31, 2010
Trading securities owned:
U.S. government agency securities	$141,510	$86,882
U.S. government securities	25,975	9,038
Corporate securities:
Fixed income securities	290,673	221,145
Equity securities	40,789	46,877
State and municipal securities	105,017	80,228
	$603,964	$444,170
Trading securities sold, but not yet purchased:
U.S. government securities	$106,666	$131,561
U.S. government agency securities	6,380	664
Corporate securities:
Fixed income securities	156,969	61,026
Equity securities	21,187	6,800
State and municipal securities	263	89
	$291,465	$200,140

At June 30, 2011 and December 31, 2010, trading securities owned in the amount of $330.2 million and $272.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
State and municipal securities	$57,750	$3,029	$(554)	$60,225
Mortgage-backed securities:
Agency	560,400	12,887	(637)	572,650
Commercial	149,497	1,318	(668)	150,147
Non-agency	24,539	591	(822)	24,308
Corporate fixed income securities	237,340	2,425	(770)	238,995
Asset-backed securities	27,341	628	(180)	27,789
	$1,056,867	$20,878	$(3,631)	$1,074,114
Held-to-maturity (2)
Corporate fixed income securities	$55,593	$-	$-	$55,593
Asset-backed securities	29,501	648	(2,775)	27,374
Municipal auction rate securities	18,642	1,023	-	19,665
	$103,736	$1,671	$(2,775)	$102,632

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$-	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Commercial	66,912	1,212	(128)	67,996
Non-agency	29,319	744	(790)	29,273
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	-	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

(1)  Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.

(2)  Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2011, available-for-sale securities with an aggregate par value of $30.0 million and $43.0 million, respectively, were called by the issuing agencies or matured, resulting in no gains or losses recorded in the consolidated statement of operations. Additionally, for the three and six months ended June 30, 2011, Stifel Bank received principal payments on mortgage-backed securities of $62.8 million and $121.2 million, respectively. During the three months ended June 30, 2011 and 2010, unrealized gains, net of deferred taxes, of $5.4 million and $4.2 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the six months ended June 30, 2011 and 2010, unrealized gains, net of deferred taxes, of $6.6 million and $7.5 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

During the second quarter of 2011, we determined that we no longer had the intent to hold $32.9 million of held-to-maturity securities to maturity. As a result, we reclassified $27.8 million carrying value of municipal auction rate securities from held-to-maturity to available-for-sale.

During the second quarter of 2011, we reclassified $64.6 million of securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. The unrealized holding gains or losses at the date of transfer will continue to be reported as a separate component of shareholders' equity in accumulated other comprehensive income, and will also be amortized over the remaining life of the securities as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$20,956	$21,529	$-	$-
After one year through three years	147,047	148,503	-	-
After three years through five years	73,238	72,788	15,126	15,126
After five years through ten years	10,485	11,204	50,068	50,068
After ten years	70,705	72,985	38,542	37,438

Mortgage-backed securities
After three years through five years	9,698	10,051	-	-
After five years through ten years	75,658	76,098	-	-
After ten years	649,080	660,956	-	-
	$1,056,867	$1,074,114	$103,736	$102,632

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $121.0 million and $111.6 million at June 30, 2011 and December 31, 2010, respectively.

Certain investments in the available-for-sale portfolio at June 30, 2011, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at June 30, 2011, was $190.2 million, which was 17.7% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $193.8 million at June 30, 2011. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at June 30, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
State and municipal securities	$(554)	$17,196	$-	$-	$(554)	$17,196
Mortgage-backed securities:
Agency	(637)	42,659	-	-	(637)	42,659
Commercial	(668)	48,933	-	-	(668)	48,933
Non-agency	(216)	6,795	(606)	8,396	(822)	15,191
Corporate fixed income securities	(770)	54,745	-	-	(770)	54,745
Asset-backed securities	(180)	11,461	-	-	(180)	11,461
	$(3,025)	$181,789	$(606)	$8,396	$(3,631)	$190,185

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

Based on the evaluation, we recognized a credit-related OTTI of $1.5 million and $1.9 million in earnings for the three and six months ended June 30, 2011, respectively. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

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

We believe the gross unrealized losses related to all other securities of $3.6 million as of June 30, 2011 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at June 30, 2011 and December 31, 2010 (in thousands, except percentages):

	June 30, 2011		December 31, 2010
	Balance	Percent	Balance	Percent

Consumer (1)	$292,234	60.8%	$266,806	68.2%
Commercial and industrial	102,783	21.4	41,965	10.7
Residential real estate	55,096	11.4	49,550	12.7
Home equity lines of credit	26,872	5.6	30,966	7.9
Commercial real estate	3,399	0.7	1,637	0.4
Construction and land	524	0.1	524	0.1
	480,908	100.0%	391,448	100.0%
Unamortized loan origination costs, net of loan fees	159		392
Loans in process	190		233
Allowance for loan losses	(3,251)		(2,331)
	$478,006		$389,742

(1)  Includes securities-based loans of $291.8 million and $266.1 million at June 30, 2011 and December 31, 2010, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Allowance for loan losses, beginning of period	$2,521	$1,669	$2,331	$1,702
Provision for loan losses	721	154	906	267
Charge-offs:
Residential real estate	-	-	-	(149)
Other	-	(2)	-	(2)
Total charge-offs	-	(2)	-	(151)
Recoveries	9	115	14	118
Allowance for loan losses, end of period	$3,251	$1,936	$3,251	$1,936

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At June 30, 2011, we had $0.3 million of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $0.1 million. Further, we had $0.4 million in troubled debt restructurings at June 30, 2011. At December 31, 2010, we had $1.1 million of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $0.2 million. Further, we had $0.4 million in troubled debt restructurings at December 31, 2010. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were insignificant to the consolidated financial statements.

In general, we are a secured lender. At June 30, 2011 and December 31, 2010, approximately 98.0% of our loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

At June 30, 2011 and December 31, 2010, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.9 million and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $2.8 million and $3.5 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At June 30, 2011 and December 31, 2010, we had mortgage loans held for sale of $55.1 million and $86.3 million, respectively. For the three months ended June 30, 2011 and 2010, we recognized gains of $1.4 million from the sale of loans originated for sale, net of fees and costs to originate these loans. For the six months ended June 30, 2011 and 2010, we recognized gains of $3.4 million and $2.5 million, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

NOTE 9 - Fixed Assets

The following is a summary of fixed assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Furniture and equipment	$138,457	$116,650
Building and leasehold improvements	54,003	51,046
Total	192,460	167,696
Less accumulated depreciation and amortization	(107,128)	(96,198)
	$85,332	$71,498

For the three months ended June 30, 2011 and 2010, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $6.5 million and $6.2 million, respectively, and are included in occupancy and equipment rental in the consolidated statements of operations. For the six months ended June 30, 2011 and 2010, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $12.1 million and $11.6 million, respectively.

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):

	December 31, 2010	Net additions	Impairment losses	June 30, 2011
Goodwill
Global Wealth Management	$128,524	$5,410	$-	$133,934
Institutional Group	173,395	2,190	-	175,585
	$301,919	$7,600	$-	$309,519

	December 31, 2010	Adjustments	Amortization	June 30, 2011
Intangible assets
Global Wealth Management	$21,463	$-	$(1,439)	$20,024
Institutional Group	13,132	(441)	(938)	11,753
	$34,595	$(441)	$(2,377)	$31,777

The adjustments to goodwill during the six months ended June 30, 2011 are primarily attributable to adjustments to pre-acquisition contingencies based on facts that existed as of the acquisition date that would have affected our estimate of the acquisition date fair value.

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer relationships	$37,068	$12,914	$37,068	$11,015
Trade name	7,981	626	7,981	364
Non-compete agreement	2,441	2,346	2,441	2,238
Investment banking backlog	1,789	1,616	2,230	1,508
	$49,279	$17,502	$49,720	$15,125

Amortization expense related to intangible assets was $1.3 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense related to intangible assets was $2.4 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2011 are: customer relationships, 7.2 years; trade name, 14.0 years; and non-compete agreements, 0.4 years. As of June 30, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2011	$2,401
2012	3,909
2013	3,482
2014	3,185
2015	2,853
Thereafter	15,947
$31,777

NOTE 11 - Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on a secured basis, uncommitted short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $340.4 million during the six months ended June 30, 2011. There are no compensating balance requirements under these arrangements.

At June 30, 2011, short-term borrowings from banks were $230.4 million at an average rate of 1.08%, which were collateralized by company-owned securities valued at $287.8 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $206.0 million and $126.8 million for the three months ended June 30, 2011 and 2010, respectively, at weighted average daily interest rates of 0.95% and 1.03%, respectively. The average bank borrowing was $187.7 million and $116.6 million for the six months ended June 30, 2011 and 2010, respectively, at weighted average daily interest rates of 1.10% and 1.02%, respectively.

At June 30, 2011 and December 31, 2010, Stifel Nicolaus had a stock loan balance of $115.0 million and $27.9 million, respectively, at weighted average daily interest rates of 0.33% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $121.8 million and $62.6 million during the three months ended June 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.36% and 1.53%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $110.2 million and $49.5 million during the six months ended June 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.35% and 1.66%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010

Money market and savings accounts	$1,617,907	$1,590,663
Demand deposits (non-interest-bearing)	11,017	8,197
Demand deposits (interest-bearing)	9,603	22,031
Certificates of deposit	2,552	2,677
	$1,641,079	$1,623,568

The weighted average interest rate on deposits was 0.2% at June 30, 2011 and December 31, 2010, respectively.

Scheduled maturities of certificates of deposit at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Certificates of deposit, less than $100:
Within one year	$358	$198
One to three years	491	577
Over three years	180	190
	$1,029	$965

Certificates of deposit, $100 and greater:
Within one year	$744	$692
One to three years	779	1,020
Over three years	-	-
	$1,523	$1,712

	$2,552	$2,677

At June 30, 2011 and December 31, 2010, the amount of deposits includes related party deposits, primarily brokerage customers' deposits from Stifel Nicolaus of $1.6 billion and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.3 million and $0.4 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of Stifel Bank's derivative instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$768,269	Other assets	$-	Accounts payable and accrued expenses	$(11,857)

	December 31, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$491,807	Other assets	$-	Accounts payable and accrued expenses	$(9,259)

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other operating expense. There was no ineffectiveness recognized during the three and six months ended June 30, 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $12.8 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$10,782	Interest expense	$3,644	None	$-

	Three Months Ended June 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$7,229	Interest expense	$-	None	$-

	Six Months Ended June 30, 2011
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$9,647	Interest expense	$7,049	None	$-

	Six Months Ended June 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$10,677	Interest expense	$78	None	$-

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

As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.1 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted collateral of $20.5 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2011, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 - Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2011, had no material effect in the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $67.6 million to satisfy the minimum margin deposit requirement of $42.3 million at June 30, 2011.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $21.3 million in cash at June 30, 2011, which satisfied the minimum margin deposit requirements of $13.8 million.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement with the State of Missouri, the State of Indiana, the State of Colorado, and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the agreement, we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At June 30, 2011, we estimate that our retail clients held $51.3 million par value of eligible ARS after issuer redemptions of $54.1 million par value and Stifel repurchases of $90.9 million par value.

Phases two and three of the modified ARS repurchase plan were completed during the year ended December 31, 2010, in which we repurchased ARS of $39.2 million par value. During the final phase, which will be completed by December 31, 2011, we estimate that we will repurchase ARS of $50.8 million par value. The amount estimated for repurchase represents ARS held by our clients at June 30, 2011, and assumes no issuer redemptions.

Separately, TWP has entered into Settlement and Release Agreements ("Settlement Agreements") with certain customers, whereby it will purchase up to approximately $50.0 million par value of ARS in exchange for a release from any future claims. At June 30, 2011, we estimate that TWP customers held $40.1 million par value of ARS. The amount estimated for repurchase assumes no issuer redemptions.

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

Fund Capital Commitments

At June 30, 2011, our asset management subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships of $4.3 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2011 and December 31, 2010, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

Additionally, on July 25, 2011 we entered into a binding agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the "Depfa notes"). Included in the consolidated results of operations for the three and six months ended June 30, 2011 is a provision related to the acquisition of  the Depfa notes and additional estimated probable litigation-related provisions associated with the civil and regulatory investigation in connection with the OPEB matters. Until there is a final resolution of these matters among all parties, however, it is possible that additional losses could be incurred beyond those amounts included in management's provisions. Management does not believe these additional losses will be material.

Prior to the acquisition of TWPG, the Financial Industry Regulatory Authority ("FINRA") commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously. TWP is awaiting the results of the FINRA Enforcement proceeding.

NOTE 16 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and TWP have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or $250,000 (actual), respectively, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method, whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined).

At June 30, 2011, Stifel Nicolaus had net capital of $206.5 million, which was 34.6% of aggregate debit items and $194.6 million in excess of its minimum required net capital. At June 30, 2011, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SN Ltd and TWPIL, are subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2011, SN Ltd's and TWPIL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At June 30, 2011, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC.

Our company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank's financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

<
Stifel Financial Corp. - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$850,642	26.3%	$258,560	8.0%	$323,200	10.0%
Tier 1 capital to risk-weighted assets	847,391	26.2	129,280	4.0	193,920	6.0
Tier 1 capital to adjusted average total assets	847,391	22.2	152,553	4.0	190,691	5.0

Stifel Bank - Federal Reserve Capital Amounts
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$131,224	12.3%	$85,020	8.0%	$106,276	10.0%
Tier 1 capital to risk-weighted assets	127,973	12.0	42,510	4.0	63,765	6.0
Tier 1 capital to adjusted average total assets	127,973	7.2	71,082	4.0	88,853	5.0

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 10.3 million shares at June 30, 2011.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $6.9 million and $16.2 million for the three months ended June 30, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $1.1 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $16.0 million and $31.8 million for the six months ended June 30, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $23.6 million and $13.1 million for the six months ended June 30, 2011 and 2010, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and six months ended June 30, 2011, no options were granted.

At June 30, 2011, there was $0.1 million of unrecognized compensation expense related to non-vested options. The expense is expected to be recognized over a weighted-average period of 0.5 years. Cash proceeds from the exercise of stock options were $0.1 million and $0.6 million for the three and six months ended June 30, 2011, respectively. Tax benefits realized from the exercise of stock options for the three and six months ended June 30, 2011 were $0.1 million and $0.9 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At June 30, 2011, the total number of stock units outstanding was 14.2 million, of which 2.9 million were unvested.

At June 30, 2011, there was unrecognized compensation cost for stock units of $103.0 million, which is expected to be recognized over a weighted-average period of 3.7 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the "SWAP Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to five-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of June 30, 2011, there were 7.6 million units outstanding under the Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus' financial advisors who achieve certain levels of production, the option to defer a certain percentage of their earnings. As stipulated by the SWAP Plan, 50% of the amount is deferred into company stock units with a 25% matching contribution and 50% is deferred in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. Financial advisors may elect to defer an additional 1% of earnings into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $35.2 million and $32.2 million at June 30, 2011 and December 31, 2010, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2011 and December 31, 2010, the deferred compensation liability related to the mutual fund option of $27.8 million and $23.9 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of June 30, 2011, there were 6.4 million units outstanding under the two plans.

NOTE 18 - Restructuring

As a result of the merger and integration of TWPG, we incurred certain restructuring charges during the third quarter of 2010. These charges related to costs associated with contract and lease terminations, consolidation of facilities and infrastructure, and employee termination benefits, which represented one-time activities and do not represent ongoing costs to fully integrate TWPG. As of June 30, 2011, the employee termination benefits have been fully paid.

Contract termination fees are determined based on the provisions of ASC Topic 420, "Exit or Disposal Cost Obligations," which among other things, requires the recognition of a liability for contract termination under a cease-use date concept. Lease terminations represent costs associated with redundant office space disposed of as part of the restructuring plan. Payments related to terminated lease contracts (net of anticipated sublease proceeds) continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2011. The restructuring charges are based on estimates that are subject to change.

The following table presents a summary of the activity with respect to the restructuring-related liabilities included in accrued compensation and accounts payable and accrued expenses in the consolidated statements of financial condition (in thousands):

Balance at December 31, 2010	$6,295
Provision charged to operating expense	354
Cash outlays	(2,255)
Non-cash write-downs	(2,205)
Balance at June 30, 2011	$2,189

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $950.6 million, and the fair value of the collateral that had been sold or repledged was $42.5 million. At December 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $864.7 million, and the fair value of the collateral that had been sold or repledged was $109.6 million.

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

At June 30, 2011 and December 31, 2010, Stifel Bank had outstanding commitments to originate loans aggregating $114.7 million and $107.2 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2011 scheduled to be disbursed in the following two months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2011 and December 31, 2010, Stifel Bank had outstanding letters of credit totaling $9.2 million. All of the standby letters of credit commitments at June 30, 2011, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2011 and December 31, 2010, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $91.1 million and $97.4 million, respectively.

NOTE 20 - Income Taxes

Our effective rate for the three and six months ended June 30, 2011 was 11.8% and 36.2%, respectively, compared to 41.3% and 40.6% for the three and six months ended June 30, 2010, respectively. The provision for income taxes for the three and six months ended June 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to  realized and unrealized capital gains, which offset previously recorded unrealized capital losses, offset by non-deductible items.

NOTE 21 - Segment Reporting

We currently operate through the following three business segments: Global Wealth Management, Institutional Group, and various corporate activities combined in the Other segment.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their clients through Stifel Bank. Stifel Bank segment provides residential, consumer, and commercial lending, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues: (1)
Global Wealth Management	$225,645	$199,940	$464,091	$399,361
Institutional Group	132,915	124,602	259,909	237,894
Other	297	3,467	1,470	2,784
	$358,857	$328,009	$725,470	$640,039

Income/(loss) before income taxes:
Global Wealth Management	$55,426	$40,441	$116,898	$79,599
Institutional Group	21,951	30,769	43,344	58,225
Other	(73,502)	(35,265)	(105,683)	(62,314)
	$3,875	$35,945	$54,559	$75,510

(1)  No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2011 or 2010.

The following table presents our company's total assets on a segment basis at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Global Wealth Management	$3,264,594	$2,965,168
Institutional Group	907,471	883,235
Other	341,543	364,712
	$4,513,608	$4,213,115

We have operations in the United States, Canada, United Kingdom, and Europe. Our company's foreign operations are conducted through its wholly owned subsidiaries, SN Ltd., SN Canada, and TWPIL. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

United States	$343,800	$320,933	$694,809	$626,588
Canada	6,813	-	13,261	-
United Kingdom	6,088	4,826	12,137	8,717
Other European	2,156	2,250	5,263	4,734
	$358,857	$328,009	$725,470	$640,039

NOTE 22 - Other Comprehensive Income

The following table sets forth the components of other comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$3,416	$21,109	$34,814	$44,849
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	5,445	4,047	6,638	6,955
Unrealized losses in cash flow hedging instruments, net of tax	(4,398)	(3,027)	(1,592)	(6,397)
Foreign currency translation adjustment, net of tax	472	-	1,006	-
	1,519	1,020	6,052	558
Comprehensive income	$4,935	$22,129	$40,866	$45,407

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$3,416	$21,109	$34,814	$44,849
Shares for basic and diluted calculations:
Average shares used in basic computation	52,932	46,257	52,734	46,168
Dilutive effect of stock options and units (1)	10,313	6,094	10,505	6,291
Average shares used in diluted computation	$63,245	$52,351	$63,239	$52,459
Net income per share:
Basic	$0.06	$0.46	$0.66	$0.97
Diluted (1)	$0.05	$0.40	$0.55	$0.85

 (1)      Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and six months ended June 30, 2011 and 2010, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 24 - Shareholders' Equity

Share Repurchase Program

On August 3, 2010, the Board authorized the repurchase of 3.0 million shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and six months ended June 30, 2011, we repurchased $3.9 million, or 0.1 million shares using existing Board authorizations at an average price of $38.88 per share to meet obligations under our company's employee benefit plans and for general corporate purposes. Under existing Board authorizations at June 30, 2011, we are permitted to buy an additional 2.9 million shares. The repurchase program has no expiration date.

Issuance of Shares

During the three and six months ended June 30, 2011, we reissued 0.1 million and 1.6 million shares, respectively, from treasury for shares as a result of vesting and exercise transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies ("LLCs") or limited partnerships. These partnerships and LLCs have assets of approximately $307.9 million at June 30, 2011. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control, we look to the relevant accounting guidance in determining whether a general partner controls a limited partnership. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2011 and 2010. In addition, our direct investment interest in these entities is insignificant at June 30, 2011 and December 31, 2010.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $194.2 million at June 30, 2011. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $2.2 million at June 30, 2011. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2011.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at June 30, 2011, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2011. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2011. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations, or cash flows.

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

Based on the evaluation, we identified the following as non-recognized subsequent events:

Strategic Alliance with Miller Buckfire & Co. LLC

On June 8, 2011, we entered into an agreement whereby Stifel Financial and its affiliates will invest $40.0 million for senior preferred interests in Miller Buckfire & Co. LLC, a leading investment banking firm. The transaction closed on July 1, 2011.

Acquisition of Stone & Youngberg LLC ("Stone & Youngberg")

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg's comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration will consist of cash and stock based on the value of net assets at the close. In addition, we will pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction is targeted to close on October 1, 2011, subject to customary regulatory approvals.

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

Executive Summary

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Stifel Bank & Trust ("Stifel Bank"), Stifel Nicolaus Limited ("SN Ltd"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Canada, Inc. ("SN Canada"), Thomas Weisel Partners LLC ("TWP"), and Thomas Weisel Partners International Limited ("TWPIL"), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg LLC ("Stone & Youngberg"), a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg's comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration will consist of cash and stock based on the value of net assets at the close. In addition, we will pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction is targeted to close on October 1, 2011, subject to customary regulatory approvals.

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

Results for the three and six months ended June 30, 2011

For the three months ended June 30, 2011, our net revenues increased 9.4% to $358.9 million compared to $328.0 million during the comparable period in 2010. For the three months ended June 30, 2011, net income decreased 83.8% to $3.4 million compared to $21.1 million during the comparable period in 2010.

For the six months ended June 30, 2011, our net revenues increased 13.3% to $725.5 million compared to $640.0 million during the comparable period in 2010. For the six months ended June 30, 2011, net income decreased 22.4% to $34.8 million compared to $44.8 million during the comparable period in 2010.

The results for the three and six months ended June 30, 2011 were significantly impacted by charges relating to ongoing civil litigation with five southeastern Wisconsin school districts ("District Litigation") and the related regulatory investigation. The charges relating to the District Litigation are the result of the purchase, at a substantial discount, of approximately $162.5 million face value notes from Depfa Bank and a provision for estimated costs associated with the ongoing civil litigation and related regulatory investigation. In addition, we incurred merger-related expenses as a result of our merger with TWPG. Combined, these charges reduced net income by $27.9 million. For a discussion of our legal matters, including the OPEB litigation, see Item 1, "Legal Proceedings."

Our revenue growth was primarily attributable to higher commission revenues as a result of increased client assets and higher productivity; growth in asset management and service fees as a result of an increase in assets under management through market performance and the merger with TWPG; and increased equity capital raising, which was primarily related to improved equity capital market conditions and the merger with TWPG. The increase in revenue growth was offset by a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first half of 2011.

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers' assets under management. The municipal underwriting market is challenging as state and local governments reduce their debt levels. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks. Investor confidence has been dampened by the debt concerns in Europe, continued economic turmoil related to the disasters in Japan, weakening employment and economic data in the U.S. and the uncertainty with the U.S. budget.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2011, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ, and the S&P 500 closed 27.0%, 29.9%, and 28.1%, respectively, higher than their June 30, 2010 closing prices.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$138,315	$103,634	33.5	38.5%	31.6%
Principal transactions	79,741	122,923	(35.1)	22.2	37.4
Investment banking	64,418	41,252	56.2	18.0	12.6
Asset management and service fees	56,981	44,138	29.1	15.9	13.5
Interest	21,229	14,654	44.9	5.9	4.5
Other income	4,556	3,757	21.3	1.3	1.1
Total revenues	365,240	330,358	10.6	101.8	100.7
Interest expense	6,383	2,349	171.7	1.8	0.7
Net revenues	358,857	328,009	9.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	229,939	216,907	6.0	64.1	66.1
Occupancy and equipment rental	29,723	26,595	11.8	8.3	8.1
Communication and office supplies	18,515	15,925	16.3	5.2	4.9
Commissions and floor brokerage	6,894	5,272	30.8	1.9	1.6
Other operating expenses	69,911	27,365	155.5	19.4	8.3
Total non-interest expenses	354,982	292,064	21.5	98.9	89.0

Income before income taxes	3,875	35,945	(89.2)	1.1	11.0
Provision for income taxes	459	14,836	(96.9)	0.1	4.5
Net income	$3,416	$21,109	(83.8)	1.0%	6.5%

For the three months ended June 30, 2011, net revenues (total revenues less interest expense) increased $30.9 million to $358.9 million; a 9.4% increase over the $328.0 million recorded for the three months ended June 30, 2010. For the three months ended June 30, 2011, we reported net income of $3.4 million compared to net income of $21.1 million during the comparable period in 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$294,101	$208,669	40.9	40.5%	32.6%
Principal transactions	172,600	240,343	(28.2)	23.8	37.5
Investment banking	105,836	75,473	40.2	14.6	11.8
Asset management and service fees	114,661	85,241	34.5	15.8	13.3
Interest	40,085	29,301	36.8	5.5	4.6
Other income	10,812	5,702	89.6	1.5	0.9
Total revenues	738,095	644,729	14.5	101.7	100.7
Interest expense	12,625	4,690	169.2	1.7	0.7
Net revenues	725,470	640,039	13.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	461,105	423,149	9.0	63.6	66.1
Occupancy and equipment rental	59,048	51,453	14.8	8.1	8.0
Communication and office supplies	37,360	30,343	23.1	5.1	4.7
Commissions and floor brokerage	13,543	11,016	22.9	1.9	1.7
Other operating expenses	99,855	48,568	105.6	13.8	7.7
Total non-interest expenses	670,911	564,529	18.8	92.5	88.2

Income before income taxes	54,559	75,510	(27.7)	7.5	11.8
Provision for income taxes	19,745	30,661	(35.6)	2.7	4.8
Net income	$34,814	$44,849	(22.4)	4.8%	7.0%

For the six months ended June 30, 2011, net revenues (total revenues less interest expense) increased $85.5 million to $725.5 million; a 13.3% increase over the $640.0 million recorded for the six months ended June 30, 2010. For the six months ended June 30, 2011, we reported net income of $34.8 million compared to net income of $44.8 million during the comparable period in 2010.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Net revenues:
Commissions	$138,315	$103,634	33.5	$294,101	$208,669	40.9
Principal transactions	79,741	122,923	(35.1)	172,600	240,343	(28.2)

Investment banking:
Capital raising	39,689	30,713	29.2	72,047	56,020	28.6
Strategic advisory fees	24,729	10,539	134.6	33,789	19,453	73.7
	64,418	41,252	56.2	105,836	75,473	40.2

Asset management and service fees	56,981	44,138	29.1	114,661	85,241	34.5
Net interest	14,846	12,305	20.7	27,460	24,611	11.6
Other income	4,556	3,757	21.3	10,812	5,702	89.6
Total net revenues	$358,857	$328,009	9.4	$725,470	$640,039	13.3

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

For the three months ended June 30, 2011, commission revenues increased 33.5% to $138.3 million from $103.6 million in the comparable period in 2010. For the six months ended June 30, 2011, commission revenues increased 40.9% to $294.1 million from $208.7 million in the comparable period in 2010. The increases are primarily attributable to an increase in client assets and higher productivity.

Principal transactions - For the three months ended June 30, 2011, principal transactions revenues decreased 35.1% to $79.7 million from $122.9 million in the comparable period in 2010. For the six months ended June 30, 2011, principal transactions revenues decreased 28.2% to $172.6 million from $240.3 million in the comparable period in 2010. The decreases are primarily attributable to a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first half of 2011.

The increase in commissions and a corresponding decrease in principal transactions is primarily attributable to a change in classification of certain equity trades that were recorded as principal transactions during the three and six months ended June 30, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, mergers and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2011, investment banking revenues increased 56.2%, to $64.4 million from $41.3 million in the comparable period in 2010. For the six months ended June 30, 2011, investment banking revenues increased 40.2%, to $105.8 million from $75.5 million in the comparable period in 2010. The increases are primarily attributable to an increase in equity capital raising as a result of improved equity capital market conditions and the merger with TWPG.

Capital raising revenues increased 29.2% to $39.7 million for the three months ended June 30, 2011 from $30.7 million in the comparable period in 2010. During the second quarter of 2011, equity capital raising and underwriting revenues were $26.5 million and $8.0 million, respectively, an increase of 14.7% and 242.8% from the comparable period in 2010. For the three months ended June 30, 2011, fixed income capital raising revenues of $5.2 million remained consistent with the comparable period in 2010.

Capital raising revenues increased 28.6% to $72.0 million for the six months ended June 30, 2011 from $56.0 million in the comparable period in 2010. During the first six months of 2011, equity capital raising and underwriting revenues were $48.9 million and $14.7 million, respectively, an increase of 29.0% and 146.0% from the comparable period in 2010. For the six months ended June 30, 2011, fixed income capital raising revenues decreased 30.3% to $8.4 million from $12.2 million in the comparable period in 2010.

Strategic advisory fees increased 134.6% to $24.7 million for the three months ended June 30, 2011 from $10.5 million in the comparable period in 2010. Strategic advisory fees increased 73.7% to $33.8 million for the six months ended June 30, 2011 from $19.5 million in the comparable period in 2010. The increases are primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable periods in 2010.

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

For the three months ended June 30, 2011, asset management and service fee revenues increased 29.1% to $57.0 million from $44.1 million in the comparable period of 2010. For the six months ended June 30, 2011, asset management and service fee revenues increased 34.5% to $114.7 million from $85.2 million in the comparable period of 2010. The increases are primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from June 30, 2010, as a result of market performance and the merger with TWPG, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Other income - For the three months ended June 30, 2011, other income increased $0.9 million to $4.6 million from $3.7 million during the comparable period in 2010. For the six months ended June 30, 2011, other income increased $5.1 million to $10.8 million from $5.7 million during the comparable period in 2010. The increases are primarily attributable to an increase in investment gains, including gains on our private equity investments, which were acquired from TWPG and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$446,387	$4,517	4.05%	$381,996	$4,090	4.28%
Interest-earning assets (Stifel Bank)	1,741,351	13,419	3.08	1,116,064	8,171	2.93
Stock borrow (Stifel Nicolaus)	113,410	46	0.16	80,527	7	0.03
Other (Stifel Nicolaus)		3,247			2,386
Total interest revenue		$21,229			$14,654

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$205,999	$487	0.95%	$126,759	$326	1.03%
Interest-bearing liabilities (Stifel Bank)	1,619,088	4,238	1.05	1,018,832	287	0.11
Stock loan (Stifel Nicolaus)	121,800	415	1.36	62,614	240	1.53
Interest-bearing liabilities (Capital Trusts)	82,500	981	4.76	82,500	1,368	6.63
Other (Stifel Nicolaus)		262			128
Total interest expense		6,383			2,349
Net interest income		$14,846			$12,305

	Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$445,421	$9,104	4.09%	$369,712	$7,883	4.26%
Interest-earning assets (Stifel Bank)	1,737,948	24,622	2.83	1,105,023	16,258	2.94
Stock borrow (Stifel Nicolaus)	105,354	51	0.10	75,813	17	0.04
Other (Stifel Nicolaus)		6,308			5,143
Total interest revenue		$40,085			$29,301

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$187,713	$1,028	1.10%	$116,614	$595	1.02%
Interest-bearing liabilities (Stifel Bank)	1,617,079	8,476	1.05	1,014,798	734	0.14
Stock loan (Stifel Nicolaus)	110,162	745	1.35	49,450	411	1.66
Interest-bearing liabilities (Capital Trusts)	82,500	1,958	4.75	82,500	2,716	6.58
Other (Stifel Nicolaus)		418			234
Total interest expense		12,625			4,690
Net interest income		$27,460			$24,611

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2011, net interest income increased to $14.8 million from $12.3 million during the comparable period in 2010. For the six months ended June 30, 2011, net interest income increased to $27.5 million from $24.6 million during the comparable period in 2010.

For the three months ended June 30, 2011, interest revenue increased 44.9% to $21.2 million from $14.7 million in the comparable period in 2010, principally as a result of a $5.3 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $1.7 billion during the three months ended June 30, 2011 compared to $1.1 billion during the comparable period in 2010 at weighted average interest rates of 3.08% and 2.93%, respectively. The average margin balances of Stifel Nicolaus increased to $446.4 million during the three months ended June 30, 2011 compared to $382.0 million during the comparable period in 2010 at weighted average interest rates of 4.05% and 4.28%, respectively.

For the six months ended June 30, 2011, interest revenue increased 36.8% to $40.1 million from $29.3 million in the comparable period in 2010, principally as a result of an $8.4 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $1.2 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.7 billion during the six months ended June 30, 2011 compared to $1.1 billion during the comparable period in 2010 at weighted average interest rates of 2.83% and 2.94%, respectively. The average margin balances of Stifel Nicolaus increased to $445.4 million during the six months ended June 30, 2011 compared to $369.7 million during the comparable period in 2010 at weighted average interest rates of 4.09% and 4.26%, respectively.

For the three months ended June 30, 2011, interest expense increased $4.1 million to $6.4 million from $2.3 million during the comparable period in 2010. For the six months ended June 30, 2011, interest expense increased $7.9 million to $12.6 million from $4.7 million during the comparable period in 2010. The increases are primarily attributable to increased interest expense paid on borrowings from our unsecured line of credit during the three and six months ended June 30, 2011 and an increase in interest expense on interest-bearing liabilities of Stifel Bank, offset by a reduction in interest expense on Stifel Financial Capital Trust II whose interest rate switched from a fixed rate of 6.38% per year to a floating rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 1.70% on an annual basis beginning on September 30, 2010. See "Net Interest Income" table above for more details. For a further discussion of interest expense see "Net Interest Income - Stifel Bank" below.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Non-interest expenses:
Compensation and benefits	$229,939	$216,907	6.0	$461,105	$423,149	9.0
Occupancy and equipment rental	29,723	26,595	11.8	59,048	51,453	14.8
Communications and office supplies	18,515	15,925	16.3	37,360	30,343	23.1
Commissions and floor brokerage	6,894	5,272	30.8	13,543	11,016	22.9
Other operating expenses	69,911	27,365	155.5	99,855	48,568	105.6
Total non-interest expenses	$354,982	$292,064	21.5	$670,911	$564,529	18.8

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

For the three months ended June 30, 2011, compensation and benefits expense increased 6.0%, or $13.0 million, to $229.9 million from $216.9 million during the comparable period in 2010. For the six months ended June 30, 2011, compensation and benefits expense increased 9.0%, or $38.0 million, to $461.1 million from $423.1 million during the comparable period in 2010. The increases are principally due to increased variable compensation as a result of increased revenue production and profitability and fixed compensation for the additional administrative support staff, offset by the reduction of deferred compensation expense. As a result of the modification to our deferred compensation plan, we were required to accelerate all unvested deferred compensation during the third quarter of 2010. As provided for in the terms of the plan agreement, all units granted subsequent to the amendment in the third quarter of 2010 are amortized over a three- to five-year period.

Compensation and benefits expense as a percentage of net revenues was 64.1% and 63.6% for the three and six months ended June 30, 2011, respectively, compared to 66.1% for the three and six months ended June 30, 2010, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $17.6 million (4.9% of net revenues) and $36.4 million (5.0% of net revenues) for the three and six months ended June 30, 2011, respectively, compared to $20.3 million (6.2% of net revenues) and $39.6 million (6.2% of net revenues) for the comparable periods in 2010, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2011, occupancy and equipment rental expense increased 11.8% to $29.7 million from $26.6 million during the three months ended June 30, 2010. For the six months ended June 30, 2011, occupancy and equipment rental expense increased 14.8% to $59.0 million from $51.5 million during the six months ended June 30, 2010. The increases are primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of June 30, 2011, we have 314 locations compared to 301 at June 30, 2010.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2011, communications and office supplies expense increased 16.3% to $18.5 million from $15.9 million during the second quarter of 2010. For the six months ended June 30, 2011, communications and office supplies expense increased 23.1% to $37.4 million from $30.3 million during the comparable period in 2010.

Commissions and floor brokerage - For the three months ended June 30, 2011, commissions and floor brokerage expense increased 30.8% to $6.9 million from $5.3 million during the comparable period in 2010. For the six months ended June 30, 2011, commissions and floor brokerage expense increased 22.9% to $13.5 million from $11.0 million during the comparable period in 2010.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2011, other operating expenses increased 155.5% to $69.9 million from $27.4 million during the three months ended June 30, 2010. For the six months ended June 30, 2011, other operating expenses increased 105.6% to $99.9 million from $48.6 million during the six months ended June 30, 2010. The increase in other operating expenses over the prior year periods is primarily attributable to an increase in litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing OPEB matters. For a discussion of our legal matters, including the OPEB litigation, see Item 1, "Legal Proceedings."

The increases are also attributable to the continued growth in all segments from the comparable periods in 2010, which included increased professional fees, travel and promotion, conference and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims and regulatory investigations. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes - For the three months ended June 30, 2011, our provision for income taxes was $0.5 million, representing an effective tax rate of 11.8%, compared to $14.8 million for the comparable period in 2010, representing an effective tax rate of 41.3%. For the six months ended June 30, 2011, our provision for income taxes was $19.7 million, representing an effective tax rate of 36.2%, compared to $30.7 million for the comparable period in 2010, representing an effective tax rate of 40.6%. The provision for income taxes for the three and six months ended June 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to  realized and unrealized capital gains, which offset previously recorded unrealized capital losses, offset by non-deductible items.

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

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$93,593	$79,521	17.7	41.5%	39.8%
Principal transactions	51,263	58,675	(12.6)	22.7	29.3
Asset management and service fees	56,817	43,777	29.8	25.2	21.9
Investment banking	6,411	5,494	16.7	2.8	2.7
Interest	18,892	12,933	46.1	8.4	6.5
Other income	4,160	967	330.2	1.8	0.5
Total revenues	231,136	201,367	14.8	102.4	100.7
Interest expense	5,491	1,427	284.8	2.4	0.7
Net revenues	225,645	199,940	12.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	132,952	123,609	7.6	58.9	61.8
Occupancy and equipment rental	15,375	15,132	1.6	6.8	7.6
Communication and office supplies	9,199	7,681	19.8	4.1	3.8
Commissions and floor brokerage	2,788	2,320	20.2	1.2	1.2
Other operating expenses	9,905	10,757	(7.9)	4.4	5.4
Total non-interest expenses	170,219	159,499	6.7	75.4	79.8
Income before income taxes	$55,426	$40,441	37.1	24.6%	20.2%

	June 30, 2011	March 31, 2011	June 30, 2010

Branch offices	288	285	278
Financial advisors	1,798	1,787	1,749
Independent contractors	160	160	167

Assets in fee-based accounts:
Value (in thousands)	18,278,557	16,717,112	11,953,867
Number of accounts	64,559	61,529	53,908

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$195,355	$159,108	22.8	42.1%	39.8%
Principal transactions	107,426	118,546	(9.4)	23.2	29.7
Asset management and service fees	114,347	84,671	35.0	24.6	21.2
Investment banking	12,723	10,796	17.8	2.7	2.7
Interest	35,595	25,491	39.6	7.7	6.4
Other income	9,670	3,700	161.4	2.1	0.9
Total revenues	475,116	402,312	18.1	102.4	100.7
Interest expense	11,025	2,951	273.6	2.4	0.7
Net revenues	464,091	399,361	16.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	275,538	248,347	10.9	59.4	62.2
Occupancy and equipment rental	30,573	29,863	2.4	6.6	7.5
Communication and office supplies	17,338	15,160	14.4	3.7	3.8
Commissions and floor brokerage	5,581	5,123	8.9	1.2	1.3
Other operating expenses	18,163	21,269	(14.6)	3.9	5.3
Total non-interest expenses	347,193	319,762	8.6	74.8	80.1
Income before income taxes	$116,898	$79,599	46.9	25.2%	19.9%

NET REVENUES

For the three months ended June 30, 2011, Global Wealth Management net revenues increased 12.9% to $225.6 million from $199.9 million for the comparable period in 2010. For the six months ended June 30, 2011, Global Wealth Management net revenues increased 16.2% to a record $464.1 million from $399.4 million for the comparable period in 2010. The increase in net revenues for the three and six months ended June 30, 2011 over the comparable periods in 2010 are attributable to higher commission revenues as a result of increased client assets and higher productivity; and growth in asset management and service fees as a result of an increase in assets under management through market performance and the merger with TWPG. The increase in revenue growth was offset by a decline in principal transactions revenue, which was negatively impacted by the challenging market conditions present during the first half of 2011. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Commissions - For the three months ended June 30, 2011, commission revenues increased 17.7% to $93.6 million from $79.5 million in the comparable period in 2010. For the six months ended June 30, 2011, commission revenues increased 22.8% to $195.4 million from $159.1 million in the comparable period in 2010. The increases are primarily attributable to an increase in agency transactions in equities, mutual funds and insurance products. The increase is primarily attributable to an increase in the number of financial advisors, client assets and higher productivity.

Principal transactions - For the three months ended June 30, 2011, principal transactions revenues decreased 12.6% to $51.3 million from $58.7 million in the comparable period in 2010. For the six months ended June 30, 2011, principal transactions revenues decreased 9.4% to $107.4 million from $118.5 million in the comparable period in 2010. The decreases are primarily attributable to decreased principal transactions, primarily in corporate equity from the first half of 2010.

Asset management and service fees - For the three months ended June 30, 2011, asset management and service fees increased 29.8% to $56.8 million from $43.8 million in the comparable period in 2010. For the six months ended June 30, 2011, asset management and service fees increased 35.0% to $114.4 million from $84.7 million in the comparable period in 2010. The increases are primarily a result of a 52.9% increase in the value of assets in fee-based accounts from June 30, 2010 and a 19.8% increase in the number of managed accounts attributable principally to the continued growth of the private client group and the impact of the addition of the TWPG asset management business, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 16.7% to $6.4 million for the three months ended June 30, 2011 from $5.5 million during the comparable period in 2010. For the six months ended June 30, 2011, investment banking revenues increased 17.8% to $12.7 million from $10.8 million in the comparable period in 2010. See "Investment banking" in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue - For the three months ended June 30, 2011, interest revenue increased 46.1% to $18.9 million from $12.9 million in the comparable period in 2010. For the six months ended June 30, 2011, interest revenue increased 39.6% to $35.6 million from $25.5 million in the comparable period in 2010. The increases are primarily due to the growth of the interest-earning assets of Stifel Bank, offset by lower interest rates. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net interest income. The increase is also attributable to an increase in interest revenue from customer margin borrowing to finance trading activity.

Other income - For the three months ended June 30, 2011, other income increased $3.2 million to $4.2 million from $1.0 million during the comparable period in 2010. For the six months ended June 30, 2011, other income increased $6.0 million to $9.7 million from $3.7 million during the comparable period in 2010. The increases are primarily attributable to an increase in investment gains on our private equity investments, which were acquired from TWPG and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Interest expense - For the three months ended June 30, 2011, interest expense increased $4.1 million to $5.5 million from $1.4 million in the comparable period in 2010. For the six months ended June 30, 2011, interest expense increased $8.0 million to $11.0 million from $3.0 million in the comparable period in 2010. The increases are primarily due to the growth of the interest-bearing liabilities of Stifel Bank and higher interest rates on borrowings from our unsecured line of credit. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net interest income.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$79,088	$41	0.21%	$129,446	$82	0.25%
U.S. government agencies	12,896	71	2.20	44,655	115	1.03
State and political subdivisions:
Taxable	63,087	687	4.36	143	2	5.59
Non-taxable (1)	2,943	25	3.40	960	9	3.75
Mortgage-backed securities	759,278	6,218	3.28	477,350	3,854	3.23
Corporate bonds	294,046	1,709	2.32	39,725	499	5.02
Asset-backed securities	42,368	266	2.51	11,174	83	2.97
Federal Home Loan Bank ("FHLB") and other capital stock	2,083	12	2.30	1,332	3	0.90
Loans (2)	444,797	4,007	3.60	355,535	2,852	3.21
Loans held for sale	40,765	383	3.76	55,744	672	4.82
Total interest-earning assets (3)	$1,741,351	$13,419	3.08%	$1,116,064	$8,171	2.93%
Cash and due from banks	5,727			6,451
Other non interest-earning assets	45,816			35,092
Total assets	$1,792,894			$1,157,607

Liabilities and stockholders' equity:
Deposits:
Money market	$1,597,770	$4,216	1.06%	$989,824	$225	0.09%
Demand deposits	18,696	6	0.13	19,157	6	0.13
Time deposits	2,590	16	2.47	9,194	51	2.22
Savings	32	-	-	20	-	-
FHLB advances	-	-	-	637	5	3.14
Total interest-bearing liabilities (3)	$1,619,088	$4,238	1.05%	$1,018,832	$287	0.11%
Non interest-bearing deposits	8,292			15,288
Other non interest-bearing liabilities	21,025			10,295
Total liabilities	1,648,405			1,044,415
Stockholders' equity	144,489			113,192
Total liabilities and stockholders' equity	$1,792,894			$1,157,607
Net interest income/margin		$9,181	2.11%		$7,884	2.83%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$119,604	$145	0.24%	$122,869	$153	0.25%
U.S. government agencies	18,901	161	1.70	22,845	125	1.09
State and political subdivisions:
Taxable	70,222	1,312	3.74	72	2	5.56
Non-taxable (1)	2,943	49	3.33	960	19	3.96
Mortgage-backed securities	779,004	11,264	2.89	491,160	7,426	3.02
Corporate bonds	240,265	2,898	2.41	39,904	964	4.83
Asset-backed securities	32,508	459	2.82	11,445	158	2.76
FHLB and other capital stock	1,866	23	2.47	995	6	1.21
Loans (2)	425,300	7,458	3.51	350,664	5,861	3.34
Loans held for sale	47,335	853	3.60	64,109	1,544	4.82
Total interest-earning assets (3)	$1,737,948	$24,622	2.83%	$1,105,023	$16,258	2.94%
Cash and due from banks	6,266			6,369
Other non interest-earning assets	42,348			34,222
Total assets	$1,786,562			$1,145,614

Liabilities and stockholders' equity:
Deposits:
Money market	$1,594,690	$8,427	1.06%	$978,894	$523	0.11%
Demand deposits	19,717	17	0.17	18,181	9	0.10
Time deposits	2,643	32	2.42	16,387	181	2.21
Savings	29	-	-	21	-	-
FHLB advances	-	-	-	1,315	21	3.19
Total interest-bearing liabilities (3)	$1,617,079	$8,476	1.05%	$1,014,798	$734	0.14%
Non interest-bearing deposits	8,812			14,349
Other non interest-bearing liabilities	19,195			6,884
Total liabilities	1,645,086			1,036,031
Stockholders' equity	141,476			109,583
Total liabilities and stockholders' equity	$1,786,562			$1,145,614
Net interest income/margin		$16,146	1.86%		$15,524	2.81%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2)  Loans on non-accrual status are included in average balances.

(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2011 compared to the three and six month periods ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(28)	$(13)	$(41)	$(4)	$(4)	$(8)
U.S. government agencies	(420)	376	(44)	(16)	52	36
State and political subdivisions:
Taxable	686	(1)	685	1,311	(1)	1,310
Non-taxable	17	(1)	16	32	(2)	30
Mortgage-backed securities	2,308	56	2,364	4,147	(309)	3,838
Corporate bonds	1,321	(111)	1,210	2,148	(214)	1,934
Asset-backed securities	194	(11)	183	297	4	301
FHLB and other capital stock	3	6	9	9	8	17
Loans	772	383	1,155	1,294	303	1,597
Loans held for sale	(155)	(134)	(289)	(348)	(343)	(691)
	$4,698	$550	$5,248	$8,870	$(506)	$8,364

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$218	$3,773	$3,991	$522	$7,382	$7,904
Demand deposits	-	-	-	1	7	8
Time deposits	(42)	7	(35)	(168)	19	(149)
Savings	(5)	-	(5)	(21)	-	(21)
FHLB advances	-	-	-	-	-	-
	$171	$3,780	$3,951	$334	$7,408	$7,742

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

For the three months ended June 30, 2011, interest revenue of $13.4 million was generated from weighted average interest-earning assets of $1.7 billion at a weighted average interest rate of 3.08%. Interest revenue of $8.2 million for the comparable period in 2010 was generated from weighted average interest-earning assets of $1.1 billion at a weighted average interest rate of 2.93%.

For the six months ended June 30, 2011, interest revenue of $24.6 million was generated from weighted average interest-earning assets of $1.7 billion at a weighted average interest rate of 2.83%. Interest revenue of $16.3 million for the comparable period in 2010 was generated from weighted average interest-earning assets of $1.1 billion at a weighted average interest rate of 2.94%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended June 30, 2011 was $1.6 billion at a weighted average interest rate of 1.05%. The weighted average balance of interest-bearing liabilities for the comparable period in 2010 was $1.0 billion at a weighted average interest rate of 0.11%. The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2011 was $1.6 billion at a weighted average interest rate of 1.05%. The weighted average balance of interest-bearing liabilities for the comparable period in 2010 was $1.0 billion at a weighted average interest rate of 0.14%.  The increase in interest expense during the three and six months ended June 30, 2011 from the comparable periods in 2010 is primarily due to a change in the classification of interest expense on our cash flow hedges during 2011. During 2010, as a result of a principal and notional mismatch unrelated to ineffectiveness, we were required to report the interest expense associated with the cash flow hedges as operating expenses. During the three and six months ended June 30, 2011, the interest was recorded as interest expense.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2011, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $1.6 billion compared to $1.2 billion at June 30, 2010.

See "Net Interest Income - Stifel Bank" above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2011, Global Wealth Management non-interest expenses increased 6.7% to $170.2 million from $159.5 million for the comparable period in 2010. For the six months ended June 30, 2011, Global Wealth Management non-interest expenses increased 8.6% to $347.2 million from $319.8 million for the comparable period in 2010.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. Our expansion efforts include organic growth, as well as the acquisition of TWPG. As of June 30, 2011, we have 288 branch offices compared to 278 at June 30, 2010. In addition, since June 30, 2010, we have added 346 revenue producers and support staff.

Compensation and benefits - For the three months ended June 30, 2011, compensation and benefits expense increased 7.6% to $133.0 million from $123.6 million during the three months ended June 30, 2010. For the six months ended June 30, 2011, compensation and benefits expense increased 10.9% to $275.5 million from $248.3 million during the three months ended June 30, 2010. The increases are principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff, offset by a reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed.

Compensation and benefits expense as a percentage of net revenues was 58.9% and 59.4% for the three and six months ended June 30, 2011, respectively, compared to 61.8% and 62.2% for the three and six months ended June 30, 2010, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $14.7 million (6.5% of net revenues) and $30.9 million (6.7% of net revenues) for the three and six months ended June 30, 2011, respectively, compared to $15.2 million (7.6% of net revenues) and $30.0 million (7.5% of net revenues) for the three and six months ended June 30, 2010, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2011, occupancy and equipment rental expense increased 1.6% to $15.4 million from $15.1 million during the comparable period in 2010. For the six months ended June 30, 2011, occupancy and equipment rental expense increased 2.4% to $30.6 million from $29.9 million during the comparable period in 2010.

Communications and office supplies - For the three months ended June 30, 2011, communications and office supplies expense increased 19.8% to $9.2 million from $7.7 million during the second quarter of 2010. For the six months ended June 30, 2011, communications and office supplies expense increased 14.4% to $17.3 million from $15.2 million during the comparable period in 2010.

Commissions and floor brokerage - For the three months ended June 30, 2011, commissions and floor brokerage expense increased 20.2% to $2.8 million from $2.3 million during the second quarter of 2010. For the six months ended June 30, 2011, commissions and floor brokerage expense increased 8.9% to $5.6 million from $5.1 million during the comparable period in 2010.

Other operating expenses - For the three months ended June 30, 2011, other operating expenses decreased 7.9% to $9.9 million from $10.8 million during the comparable period in 2010. For the six months ended June 30, 2011, other operating expenses decreased 14.6% to $18.2 million from $21.3 million during the comparable period in 2010. The decreases in other operating expenses are primarily attributable to a reduction in legal expenses, account transfer fees and travel from the comparable periods in 2010.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2011, income before income taxes increased $15.0 million, or 37.1%, to $55.4 million from $40.4 million during the comparable period in 2010. For the six months ended June 30, 2011, income before income taxes increased $37.3 million, or 46.9%, to $116.9 million from $79.6 million during the comparable period in 2010. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in deferred compensation expense and other operating expenses from the comparable periods in 2010.

Results of Operations - Institutional Group

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$44,721	$24,113	85.5	33.6%	19.3
Principal transactions	28,477	64,249	(55.7)	21.4	51.6

Capital raising	33,172	25,220	31.5	24.9	20.2
Advisory	24,835	10,539	135.6	18.7	8.5
Investment banking	58,007	35,759	62.2	43.6	28.7
Interest	1,962	949	106.7	1.5	0.8
Other income	1,007	591	70.4	0.8	0.5
Total revenues	134,174	125,661	6.8	100.9	100.9
Interest expense	1,259	1,059	18.9	0.9	0.9
Net revenues	132,915	124,602	6.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	82,006	72,578	13.0	61.7	58.2
Occupancy and equipment rental	5,520	4,028	37.0	4.2	3.2
Communication and office supplies	7,223	5,220	38.4	5.4	4.2
Commissions and floor brokerage	3,956	2,952	34.0	3.0	2.4
Other operating expenses	12,259	9,055	35.4	9.2	7.3
Total non-interest expenses	110,964	93,833	18.3	83.5	75.3
Income before income taxes	$21,951	$30,769	(28.7)	16.5%	24.7%

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$98,746	$49,561	99.2	38.0%	20.8
Principal transactions	65,173	121,798	(46.5)	25.1	51.2

Capital raising	59,218	45,224	30.9	22.8	19.0
Advisory	33,895	19,453	74.2	13.0	8.2
Investment banking	93,113	64,677	44.0	35.8	27.2
Interest	3,755	2,908	29.1	1.4	1.2
Other income	1,469	1,013	45.0	0.6	0.4
Total revenues	262,256	239,957	9.3	100.9	100.8
Interest expense	2,347	2,063	13.8	0.9	0.8
Net revenues	259,909	237,894	9.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	159,193	138,882	14.6	61.2	58.4
Occupancy and equipment rental	10,444	8,094	29.0	4.0	3.4
Communication and office supplies	14,525	10,100	43.8	5.6	4.2
Commissions and floor brokerage	7,813	5,893	32.6	3.0	2.5
Other operating expenses	24,590	16,700	47.2	9.5	7.0
Total non-interest expenses	216,565	179,669	20.5	83.3	75.5
Income before income taxes	$43,344	$58,225	(25.6)	16.7%	24.5%

NET REVENUES

For the three months ended June 30, 2011, Institutional Group net revenues increased 6.7% to $132.9 million from $124.6 million for the comparable period in 2010. For the six months ended June 30, 2011, Institutional Group net revenues increased 9.3% to $259.9 million from $237.9 million for the comparable period in 2010. The increase in net revenues for the three and six months ended June 30, 2011 over the comparable periods in 2010 is primarily attributable to the acquisition of TWPG during the third quarter of 2010.

Commissions - For the three months ended June 30, 2011, commission revenues increased 85.5% to $44.7 million from $24.1 million in the comparable period in 2010. For the six months ended June 30, 2011, commission revenues increased 99.2% to $98.7 million from $49.6 million in the comparable period in 2010.

Principal transactions - For the three months ended June 30, 2011, principal transactions revenues decreased 55.7%, to $28.5 million from $64.2 million in the comparable period in 2010. For the six months ended June 30, 2011, principal transactions revenues decreased 46.5%, to $65.2 million from $121.8 million in the comparable period in 2010.

The increase in commissions and a corresponding decrease in principal transactions is primarily attributable to a change in classification of certain equity trades that were recorded as principal transactions during the three and six months ended June 30, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

For the three months ended June 30, 2011, equity institutional brokerage revenues decreased 5.5% to $41.7 million from $44.1 million during the comparable period in 2010. For the six months ended June 30, 2011, equity institutional brokerage revenues increased 13.7% to $94.1 million from $82.8 million during the comparable period in 2010.

During the first six months of 2011, lower fixed income trading volumes led to a decline in institutional brokerage revenues from the comparable periods in 2010. For the three months ended June 30, 2011, fixed income institutional brokerage revenues decreased 28.8% to $31.5 million from $44.3 million in the second quarter of 2010. For the six months ended June 30, 2011, fixed income institutional brokerage revenues decreased 21.2% to $69.8 million from $88.6 million in the second quarter of 2010.

Investment banking - For the three months ended June 30, 2011, investment banking revenues increased 62.2% to $58.0 million from $35.8 million in the comparable period in 2010. For the six months ended June 30, 2011, investment banking revenues increased 44.0% to $93.1 million from $64.7 million in the comparable period in 2010. The increases are attributable to an increase in equity financing revenues and advisory fee revenues over the comparable periods in 2010 and the acquisition of TWPG, which closed on July 1, 2010.

For the three months ended June 30, 2011, capital raising revenues increased 31.5% to $33.2 million from $25.2 million in the comparable period in 2010. For the six months ended June 30, 2011, capital raising revenues increased 30.9% to $59.2 million from $45.2 million in the comparable period in 2010.

For the three months ended June 30, 2011, equity capital raising revenues increased 34.5% to $28.0 million from $20.8 million during the second quarter of 2010. For the six months ended June 30, 2011, equity capital raising revenues increased 46.2% to $51.0 million from $34.9 million in the comparable period in 2010. The increases were primarily attributable to an increase in the number of transactions over the comparable periods in 2010. During the three and six months ended June 30, 2011, we were involved, as manager or co-manager, in 35 and 69 equity underwritings, respectively, compared to 25 and 49 equity underwritings, during the comparable periods in 2010, respectively.

For the three months ended June 30, 2011, fixed income capital raising revenues increased 17.3%, to $5.2 million from $4.4 million during the second quarter of 2010. For the six months ended June 30, 2011, fixed income capital raising revenues decreased 20.5% to $8.2 million from $10.3 million in the comparable period in 2010. The decreases are primarily attributable to a decline in the municipal bond origination business, which has been negatively impacted by the financial condition of many large municipalities. For the three and six months ended June 30, 2011, we were involved, as manager or co-manager, in 93 and 151 tax-exempt issues compared to 149 and 247 issues, respectively, during the comparable periods in 2010.

For the three months ended June 30, 2011, strategic advisory fees increased 135.6% to $24.8 million from $10.5 million in the comparable period in 2010. For the six months ended June 30, 2011, strategic advisory fees increased 74.2% to $33.9 million from $19.5 million in the comparable period in 2010. The increases are primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable periods in 2010.

Interest revenue - For the three months ended June 30, 2011, interest revenue increased 106.7% to $2.0 million from $0.9 million in the comparable period in 2010. For the six months ended June 30, 2011, interest revenue increased 29.1% to $3.8 million from $2.9 million in the comparable period in 2010. The increases are primarily attributable to increased inventory levels.

Interest expense - For the three months ended June 30, 2011, interest expense increased 18.9% to $1.3 million from $1.1 million in the comparable period in 2010. For the six months ended June 30, 2011, interest expense increased 13.8% to $2.3 million from $2.1 million in the comparable period in 2010.  The increases are primarily attributable to increased levels of inventory and the related borrowing costs to fund our inventory purchases.

NON-INTEREST EXPENSES

For the three months ended June 30, 2011, Institutional Group non-interest expenses increased 18.3% to $111.0 million from $93.8 million for the comparable period in 2010. For the six months ended June 30, 2011, Institutional Group non-interest expenses increased 20.5% to $216.6 million from $179.7 million for the comparable period in 2010.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment, both organically and through the acquisition of TWPG on July 1, 2010. We have added 418 revenue producers and support staff, including approximately 220 from the TWPG acquisition, since June 30, 2010.

Compensation and benefits - For the three months ended June 30, 2011, compensation and benefits expense increased 13.0% to $82.0 million from $72.6 million during the comparable period in 2010. For the six months ended June 30, 2011, compensation and benefits expense increased 14.6% to $159.2 million from $138.9 million during the comparable period in 2010. The increases are principally due to increased compensation as a result of the growth of the business, the acquisition of TWPG on July 1, 2010 and fixed compensation for the additional administrative support staff, offset by the reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed.

Compensation and benefits expense as a percentage of net revenues was 61.7% and 61.2% for the three and six months ended June 30, 2011, respectively, compared to 58.2% and 58.4% for the three and six months ended June 30, 2010, respectively.

Occupancy and equipment rental - For the three months ended June 30, 2011, occupancy and equipment rental expense increased 37.0% to $5.5 million from $4.0 million during the comparable period in 2010. For the six months ended June 30, 2011, occupancy and equipment rental expense increased 29.0% to $10.4 million from $8.1 million during the comparable period in 2010. The increases are primarily due to the increase in rent and depreciation expense as a result of the merger with TWPG.

Communications and office supplies - For the three months ended June 30, 2011, communications and office supplies expense increased 38.4% to $7.2 million from $5.2 million during the second quarter of 2010. For the six months ended June 30, 2011, communications and office supplies expense increased 43.8% to $14.5 million from $10.1 million during the comparable period in 2010. The increases are primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage - For the three months ended June 30, 2011, commissions and floor brokerage expense increased 34.0% to $4.0 million from $3.0 million during the second quarter of 2010. For the six months ended June 30, 2011, commissions and floor brokerage expense increased 32.6% to $7.8 million from $5.9 million during the comparable period in 2010. The increases are primarily attributable to the growth of the business as a result of the merger with TWPG.

Other operating expenses - For the three months ended June 30, 2011, other operating expenses increased 35.4% to $12.3 million from $9.1 million during the comparable period in 2010. For the six months ended June 30, 2011, other operating expenses increased 47.2% to $24.6 million from $16.7 million during the comparable period in 2010. The increases are primarily attributable to increased professional fees, travel and promotion, and industry conference expenses, as a result of the growth of the segment.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2011, income before income taxes for the Institutional Group segment decreased 28.7% to $22.0 million from $30.8 million during the comparable period in 2010. For the six months ended June 30, 2011, income before income taxes for the Institutional Group segment decreased 25.6% to $43.3 million from $58.2 million during the comparable period in 2010. Profit margins have diminished as a result of the increase in non-interest expenses, which is primarily attributable to our merger with TWPG. In addition, our margins have been impacted by the decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during the first six months of 2011.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Net revenues	$297	$3,467	(91.4)	$1,470	$2,784	(47.2)

Non-interest expenses:
Compensation and benefits	14,981	20,720	(27.7)	26,374	35,920	(26.6)
Other operating expenses	58,818	18,012	226.5	80,779	29,178	176.8
Total non-interest expenses	73,799	38,732	90.5	107,153	65,098	64.6
Loss before income taxes	$(73,502)	$(35,265)	108.4	$(105,683)	$(62,314)	69.6

Net revenues - For the three month period ended June 30, 2011, net revenues decreased $3.2 million from the comparable period in 2010. For the six month period ended June 30, 2011, net revenues decreased $1.3 million from the comparable period in 2010. The decrease in net revenues for the three and six months ended June 30, 2011 is primarily attributable to an decrease in investment gains from the comparable period in 2010, offset by an impairment charge of $1.5 million and $1.9 million, respectively, on our held-to-maturity investment due to an other-than-temporary decline in value.

Compensation and benefits - For the three months ended June 30, 2011, compensation and benefits expense decreased 27.7% to $15.0 million from $20.7 million for the comparable period in 2010. For the six months ended June 30, 2011, compensation and benefits expense decreased 26.6% to $26.4 million from $35.9 million for the comparable period in 2010. The decreases are primarily attributable to a reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed.

Other operating expenses - For the three months ended June 30, 2011, other operating expenses increased 226.5% to $58.8 million from $18.0 million for the comparable period in 2010. For the six months ended June 30, 2011, other operating expenses increased 167.8% to $80.8 million from $29.2 million for the comparable period in 2010. The increase in other operating expenses over the prior year periods is primarily attributable to an increase in litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing OPEB matters. For a discussion of our legal matters, including the OPEB litigation, see Item 1, "Legal Proceedings.

The increases were primarily attributable to the continued growth in all segments, which included increased administrative support expense, rent, professional fees and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $4.5 billion at June 30, 2011 were up 7.1% over December 31, 2010. The increase is primarily attributable to increased receivables, trading inventory, available-for-sale and held-to-maturity securities, offset by decreases in cash and cash equivalents and bank loans. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2011, our liabilities were comprised primarily of short-term borrowings of $230.4 million, deposits of $1.6 billion at Stifel Bank and payables to brokerage clients, brokers, dealers and clearing organizations of $268.7 million and $222.3 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses and accrued employee compensation of $361.8 million. To meet our obligations to clients and operating needs, we have $151.0 million in cash. We also have client brokerage receivables of $491.4 million and $533.1 million in loans (including loans held for sale) at Stifel Bank.

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

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board of Directors authorized the repurchase of an additional 3.0 million shares under our existing repurchase program. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at August 1, 2011, we are permitted to buy an additional 2.9 million shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $102.5 million to $151.0 million at June 30, 2011 from $253.5 million at December 31, 2010. Operating activities used cash of $77.1 million primarily due to an increase in operating assets, offset by the net effect of non-cash expenses and net income and an increase in operating liabilities. Investing activities used cash of $206.6 million primarily due to purchases of available-for-sale and held-to-maturity securities and purchases of eligible ARS from our customers as part of our repurchase plan, increase in bank loans, and fixed asset purchases, offset by proceeds from maturities, calls and principal payments of our available-for-sale securities and the sale of proprietary investments. During the six months ended June 30, 2011, we purchased $26.2 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $180.1 million primarily due to an increase in short-term borrowings from banks and securities loaned, offset by a decrease in securities sold under agreements to repurchase.

Funding Sources

Our short-term financing is generally obtained through short-term bank line financing on a secured basis, uncommitted short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $340.4 million during the six months ended June 30, 2011. There are no compensating balance requirements under these arrangements.

At June 30, 2011, short-term borrowings from banks were $230.4 million at an average rate of 1.08%, which were collateralized by company-owned securities valued at $287.8 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $206.0 million and $126.8 million for the three months ended June 30, 2011 and 2010, respectively, at weighted average daily interest rates of 0.95% and 1.03%, respectively. The average bank borrowing was $187.7 million and $116.6 million for the six months ended June 30, 2011 and 2010, respectively, at weighted average daily interest rates of 1.10% and 1.02%, respectively.

At June 30, 2011 and December 31, 2010, Stifel Nicolaus had a stock loan balance of $115.0 million and $27.9 million, respectively, at weighted average daily interest rates of 0.33% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $121.8 million and $62.6 million during the three months ended June 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.36% and 1.53%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $110.2 million and $49.5 million during the six months ended June 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.35% and 1.66%, respectively. Customer-owned securities were utilized in these arrangements.

On September 8, 2010, we entered into an unsecured line of credit with two lenders totaling $50.0 million. We can draw upon this line, as long as certain restrictive covenants are maintained. At June 30, 2011, we had no advances on this line of credit. At June 30, 2011, we were in compliance with all covenants.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $138.2 million at June 30, 2011, all of which was unused, and a $5.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $1.6 billion at June 30, 2011.

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

Use of Capital Resources

On December 28, 2009, pursuant to an agreement with state securities authorities, we announced the modification of the previously announced ARS repurchase plan which provides, among other things, for ARS repurchases to be completed by December 31, 2011. At June 30, 2011, we estimate that our retail clients held $51.3 million par value of eligible ARS after issuer redemptions of $54.1 million par value and Stifel repurchases of $90.9 million par value.

Separately, TWP has entered into Settlement and Release Agreements ("Settlement Agreements") with certain customers, whereby it will purchase up to approximately $50.0 million par value of ARS in exchange for a release from any future claims. At June 30, 2011, we estimate that TWP customers held $40.1 million par value of ARS. The amount estimated for repurchase assumes no issuer redemptions.

On June 8, 2011, we entered into an agreement whereby Stifel Financial and its affiliates will invest $40.0 million for senior preferred interests in Miller Buckfire & Co. LLC, a leading investment banking firm. The transaction closed on July 1, 2011.

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg's comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration will consist of cash and stock based on the value of net assets at the close. In addition, we will pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction is targeted to close on October 1, 2011, subject to customary regulatory approvals.

On July 25, 2011, we entered into a binding agreement to purchase, at a substantial discount, approximately $162.5 million face value notes issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the "Depfa notes").  The Obligors on the Depfa notes are the trusts formed by five Wisconsin school districts for the purpose of making investments intended to finance a portion of each school district's post employment benefit liabilities. The purchase price is confidential.

We have paid $24.7 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2011 through July 31, 2011. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining six months of 2011 and the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter are $27.4 million, $44.6 million, $34.5 million, $24.4 million, $14.8 million and $27.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At June 30, 2011, Stifel Nicolaus had net capital of $206.5 million, which was 34.6% of aggregate debit items and $194.6 million in excess of its minimum required net capital. At June 30, 2011, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2011, SN Ltd's and TWPIL's net capital and reserves were in excess of the financial resources requirement under the rules of the FSA. At June 30, 2011, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. We believe that, as of June 30, 2011, our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At June 30, 2011, Level 3 assets for which we bear economic exposure were $175.7 million or 9.5% of the total assets measured at fair value. During the three months ended June 30, 2011, we recorded purchases of $44.7 million and sales and redemptions of $59.7 million of Level 3 assets. We transferred $27.9 million, net, into Level 3 during the three months ended June 30, 2011. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $4.6 million. During the six months ended June 30, 2011, we recorded purchases of $200.5 million and sales and redemptions of $226.9 million of Level 3 assets. We transferred $22.1 million, net, into Level 3 during the six months ended June 30, 2011. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $6.5 million.

At June 30, 2011, Level 3 assets included the following: $118.4 million of auction rate securities and $57.3 million of private equity and other fixed income securities. At June 30, 2011, we had $2.4 million of fixed income securities classified as Level 3 liabilities.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At June 30, 2011, we had goodwill of $309.5 million and intangible assets of $31.8 million.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2011 and the daily VaR at June 30, 2011 and December 31, 2010 (in thousands):

	Six Months Ended June 30, 2011			VaR calculation at
	High	Low	Daily Average	June 30, 2011	December 31, 2010
Daily VaR	$12,460	$5,722	$8,846	$7,789	$8,043

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

The following table illustrates the estimated change in net interest margin at June 30, 2011 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	40.2%
+100	20.6%
0	-%
-100	n/a %
-200	n/a %

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at June 30, 2011 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$508,317	$11,759	$26,067	$2,711
Securities	308,117	82,144	490,434	278,396
Interest-bearing cash	64,792	-	-	-
	$881,226	$93,903	$516,501	$281,107

Interest-bearing liabilities:
Transaction accounts and savings	$232,027	$205,948	$1,012,209	$192,428
Certificates of deposit	602	500	1,450	-
	232,629	206,448	1,013,659	192,428
GAP	648,597	(112,545)	(497,158)	88,679
Cumulative GAP	$648,597	$536,052	$38,894	$127,573

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $950.6 million, and the fair value of the collateral that had been sold or repledged was $42.5 million.

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

Additionally, on July 25, 2011 we entered into a binding agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the "Depfa notes"). Included in the consolidated results of operations for the three and six months ended June 30, 2011 is a provision related to the acquisition of  the Depfa notes and additional estimated probable litigation-related provisions associated with the civil and regulatory investigation in connection with the OPEB matters. Until there is a final resolution of these matters among all parties, however, it is possible that additional losses could be incurred beyond those amounts included in management's provisions. Management does not believe these additional losses will be material.

Prior to the acquisition of TWPG, the Financial Industry Regulatory Authority ("FINRA") commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously. TWP is awaiting the results of the FINRA Enforcement proceeding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 - 30, 2011	-	$-	-	2.038.517
May 1 - 31, 2011	70,000	39.25	70,000	1.968.517
June 1 - 30, 2011	30,000	38.00	30,000	1.938.517
	100,000	$38.88	100,000

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On August 3, 2010, the Board authorized the repurchase of an additional 3.0 million shares under our existing share repurchase program. At June 30, 2011, the maximum number of shares that may yet be purchased under this plan was 2.9 million.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10 (i)(5)

Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.'s Current Report on Form 8-K (date of earliest event reported June 21, 2011) filed on June 22, 2011.

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

*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date:  August 9, 2011