Form 10-Q/A
period 2011-06-30
STIFEL FINANCIAL CORP
filed 2011-08-10
CIK 720672

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Stifel Financial Corp. for the quarterly period ended June 30, 2011 (the "Form 10-Q"), as filed with the Securities and Exchange Commission on August 9, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The interactive data files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	The following financial statements from Stifel Financial Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (iv) the Notes to Consolidated Financial Statements.**

*    Previously filed.

**  The interactive data files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date:  August 10, 2011