Form 10-Q
period 2011-09-30
STIFEL FINANCIAL CORP
filed 2011-11-09
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on November 1, 2011, was 53,720,016, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 172,242 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.
Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition as of September 30, 2011 (unaudited) and December 31, 2010
Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and September 30, 2010 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition

(in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$214,619	$253,529
Restricted cash	6,880	6,868
Cash segregated for regulatory purposes	26	6,023
Receivables:
Brokerage clients, net	526,774	477,514
Brokers, dealers, and clearing organizations	235,950	247,707
Securities purchased under agreements to resell	121,004	123,617
Trading securities owned, at fair value (includes securities pledged of $354,997 and $272,172, respectively)	526,444	444,170
Available-for-sale securities, at fair value	1,312,784	1,012,714
Held-to-maturity securities, at amortized cost	159,132	52,640
Loans held for sale	114,452	86,344
Bank loans, net of allowance	568,293	389,742
Bank foreclosed assets held for sale	550	1,577
Investments	176,550	178,936
Fixed assets, net	84,643	71,498
Goodwill	309,519	301,919
Intangible assets, net	30,566	34,595
Loans and advances to financial advisors and other employees, net	170,203	181,357
Deferred tax assets, net	179,410	197,139
Other assets	204,565	145,226
Total Assets	$4,942,364	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	September 30, 2011	December 31, 2010
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$310,600	$109,600
Payables:
Brokerage clients	241,849	212,642
Brokers, dealers, and clearing organizations	143,410	114,869
Drafts	45,377	73,248
Securities sold under agreements to repurchase	52,805	109,595
Bank deposits	2,120,763	1,623,568
Trading securities sold, but not yet purchased, at fair value	272,190	200,140
Accrued compensation	159,112	234,512
Accounts payable and accrued expenses	228,235	170,382
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
Other	16,815	19,935
	3,673,656	2,950,991
Liabilities subordinated to claims of general creditors	6,957	8,241
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Exchangeable common stock - $0.15 par value; issued 172,242 and 897,618 shares, respectively	26	135
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,547,774 and 52,822,428 shares, respectively	8,032	7,923
Additional paid-in-capital	1,065,018	1,082,788
Retained earnings	259,816	232,415
Accumulated other comprehensive income/(loss)	(7,756)	381
	1,325,136	1,323,642

Treasury stock, at cost, 2,099,972 and 2,235,473 shares, respectively	(63,020)	(69,238)
Unearned employee stock ownership plan shares, at cost, 85,417 and 122,024 shares, respectively	(365)	(521)
	1,261,751	1,253,883
Total Liabilities and Shareholders’ Equity	$4,942,364	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Commissions	$143,243	$96,986	$437,344	$305,655
Principal transactions	76,650	123,194	249,250	363,537
Asset management and service fees	58,253	50,876	172,914	136,117
Investment banking	37,673	51,656	143,509	127,129
Interest	24,161	17,718	64,246	47,019
Other income	540	3,656	11,352	9,358
Total revenues	340,520	344,086	1,078,615	988,815
Interest expense	6,306	3,698	18,931	8,388
Net revenues	334,214	340,388	1,059,684	980,427

Non-interest expenses:
Compensation and benefits	210,573	395,936	671,678	819,085
Occupancy and equipment rental	30,914	29,559	89,962	81,012
Communications and office supplies	18,838	19,877	56,198	50,220
Commissions and floor brokerage	7,400	7,972	20,943	18,988
Other operating expenses	27,466	29,600	127,321	78,168
Total non-interest expenses	295,191	482,944	966,102	1,047,473

Income/(loss) before income tax expense/(benefit)	39,023	(142,556)	93,582	(67,046)
Provision for income taxes/(benefit)	16,719	(58,220)	36,464	(27,559)
Net income/(loss)	$22,304	$(84,336)	$57,118	$(39,487)

Earnings per common share:
Basic	$0.43	$(1.65)	$1.09	$(0.82)
Diluted (1)	$0.35	$(1.65)	$0.90	$(0.82)

Weighted average number of common shares outstanding:
Basic	52,367	51,201	52,610	47,865
Diluted	63,152	61,834	63,174	55,593

(1) In accordance with Topic 260, “Earnings Per Share,” earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Operating Activities:
Net income/(loss)	$57,118	$(39,487)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	19,124	17,965
Amortization of loans and advances to financial advisors and other employees	42,262	35,486
Amortization of premium on available-for-sale securities	9,201	5,349
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	986	(916)
Amortization of intangible assets	3,588	3,480
Deferred income taxes	23,777	(60,586)
Stock-based compensation	19,562	183,602
Excess tax benefits from stock-based compensation	(25,188)	(14,280)
Gain on the sale of investments	(60)	(1,234)
Other, net	1,156	(5,881)
Decrease/(increase) in operating assets:
Cash segregated for regulatory purposes and restricted cash	5,985	—
Receivables:
Brokerage clients	(49,174)	(120,389)
Brokers, dealers and clearing organizations	11,757	73,327
Securities purchased under agreements to resell	2,613	(11,221)
Trading securities owned, including those pledged	(82,274)	(176,664)
Loans originated as mortgages held for sale	(638,596)	(761,075)
Proceeds from mortgages held for sale	608,853	715,151
Loans and advances to financial advisors and other employees	(30,265)	(29,362)
Other assets	(37,058)	32,851
Increase/(decrease) in operating liabilities:
Payables:
Brokerage clients	29,207	3,656
Brokers, dealers and clearing organizations	(63,977)	72,098
Drafts	(27,871)	40,923
Trading securities sold, but not yet purchased	72,050	(5,983)
Other liabilities and accrued expenses	(82,110)	(3,061)
Net cash used in operating activities	$(129,334)	$(46,251)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Investing Activities:
Proceeds from:
Maturities, calls and principal paydowns on available-for sale securities	$535,499	$150,931
Maturities, calls and principal paydowns on held-to-maturity securities	800	—
Sale or maturity of investments	74,437	79,195
Sale of bank branch	—	13,905
Sale of bank foreclosed assets held for sale	808	2,096
Increase in bank loans, net	(178,275)	(27,531)
Payments for:
Purchase of available-for-sale securities	(868,769)	(395,646)
Purchase of held-to-maturity securities	(80,115)	(42,931)
Purchase of investments	(71,991)	(98,794)
Purchase of fixed assets	(32,561)	(21,886)
Purchase of bank foreclosed assets held for sale	(225)	—
Acquisitions	—	(500)
Net cash used in investing activities	(620,392)	(341,161)
Financing Activities:
Net proceeds from short-term borrowings from banks	201,000	116,300
Decrease in securities sold under agreements to repurchase	(56,790)	(23,588)
Increase in bank deposits, net	497,195	346,393
Increase in securities loaned	92,518	86,091
Excess tax benefits from stock-based compensation	25,188	14,280
Issuance of common stock		865
Repurchase of common stock	(48,505)	(91,769)
Reissuance of treasury stock	2,755	2,055
Extinguishment of senior notes	—	(23,000)
Payment of Federal Home Loan Bank advances	—	(2,000)
Extinguishment of subordinated debt	(1,284)	(1,840)
Net cash provided by financing activities	712,077	423,787

Effect of exchange rate changes on cash	(1,261)	8,689

(Decrease)/increase in cash and cash equivalents	(38,910)	45,064
Cash and cash equivalents at beginning of period	253,529	161,820
Cash and cash equivalents at end of period	$214,619	$206,884

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,880	$8,539
Cash paid for income taxes, net of refunds	$5,618	$51,896
Noncash investing and financing activities:
Units, net of forfeitures	$119,530	$137,158
Issuance of common stock for acquisition of Thomas Weisel Partners Group, Inc.	$—	$271,285

See accompanying Notes to Consolidated Financial Statements.

 STIFEL FINANCIAL CORP.
Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Limited (“SN Ltd”), Century Securities Associates, Inc. (“CSA”), Stifel Nicolaus Canada, Inc. (“SN Canada”), Thomas Weisel Partners LLC (“TWP”), and Thomas Weisel Partners International Limited (“TWPIL”),  is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. (“TWPG”), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage, and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors and offers brokerage and advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products, and distribution management. The employees of the investment banking, research, and institutional brokerage businesses of TWP, a wholly owned subsidiary of TWPG, were transitioned into Stifel Nicolaus during the third quarter of 2010. TWP remains a wholly owned broker-dealer subsidiary of the Parent.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel Nicolaus and Stifel Bank. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.

On April 5, 2011, we effected a three-for-two stock split to shareholders of record as of March 22, 2011. All share and per share information has been retroactively adjusted to reflect the stock split.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidation Policies

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. We also have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. In determining whether to consolidate these entities or not, we determine whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently, and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities when we determine that there is a controlling financial interest, usually ownership of all, or a majority of, the voting interest.

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

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s control structure, expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. Where qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See Note 25 for additional information on variable interest entities.

NOTE 2 – Accounting Guidance

Recently Adopted Accounting Guidance

Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) No. 2010-20, “Receivables (Topic 310): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and segment information of troubled debt restructurings are required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for our company). In January 2011, the FASB issued Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20,” which temporarily delayed the effective date of the disclosures about troubled debt restructurings until interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for our company). Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 8 – Bank Loans.

Fair Value of Financial Instruments

In January 2010, the FASB issued Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance for the disclosure on the rollforward activities for Level 3 fair value measurements became effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 5 – Fair Value of Financial Instruments.

Troubled Debt Restructurings

In April 2011, the FASB issued Update No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. This guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for our company) and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption (January 1, 2011 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Guidance

Goodwill Impairment Testing

In September 2011, the FASB issued Update No. 2011-08 “Testing Goodwill for Impairment,” which amends ASC 350 “Intangibles – Goodwill and Other.” This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for our company), with early adoption permitted. We are currently evaluating the impact the new guidance will have on our goodwill impairment testing.

Comprehensive Income

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which allows for the presentation of  total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). While the adoption will impact where we disclose the components of other comprehensive income in our consolidated financial statements, we do not expect the adoption to have a material impact on those consolidated financial statements.

Fair Value of Financial Instruments

In May 2011, the FASB issued Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which generally aligns the principals of measuring fair value and for disclosing information about fair value measurements with International Financial Reporting Standards. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued Update No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” which removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for our company). We do not expect the adoption to have a material impact on our consolidated financial statements.

NOTE 3 – Acquisitions

Thomas Weisel Partners Group, Inc.

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG, an investment banking firm based in San Francisco, California. The purchase was completed pursuant to the merger agreement dated April 25, 2010. We issued shares of common stock, including exchangeable shares, to holders of TWPG common stock and restricted stock units to employees of TWPG as consideration for the merger. The fair value of the common stock and restricted stock units was determined using the market price of our common stock on the date of the merger. The merger furthers our company’s mission of building the premier middle-market investment bank with significantly enhanced investment banking, research, and wealth management capabilities.

TWPG’s results of operations have been included in our consolidated financial statements prospectively from the date of acquisition. The investment banking, research, and institutional brokerage businesses of TWPG were integrated with Stifel Nicolaus immediately after the merger; therefore, the revenues, expenses, and net income of the integrated businesses are not distinguishable within the results of our company. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting our historical results to include TWPG’s results of operations adjusted for the following changes: amortization expense adjusted as a result of acquisition-date fair value adjustments to intangible assets; interest expense adjusted for revised debt structures; and the income tax effect of applying our statutory tax rates to TWPG’s results. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results.

Nine Months Ended September 30, 2010
(in thousands)	(Unaudited)
Total net revenues	$1,071,055
Net loss	(107,174)
Loss per share:
Basic	$(2.24)
Diluted	$(2.24)

NOTE 4 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2011 and December 31, 2010, included (in thousands):

	September 30, 2011	December 31, 2010

Deposits paid for securities borrowed	$171,033	$94,709
Securities failed to deliver	56,304	74,991
Receivable from clearing organizations	8,613	78,007
	$235,950	$247,707

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2011 and December 31, 2010, included (in thousands):

	September 30, 2011	December 31, 2010

Deposits received from securities loaned	$119,533	$27,907
Securities failed to receive	19,355	78,499
Payable to clearing organizations	4,522	8,463
	$143,410	$114,869

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 5 – Fair Value of Financial Instruments

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

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments generally include U.S. government securities, mortgage-backed securities, corporate obligations infrequently traded, certain government and municipal obligations, asset-backed securities, and certain equity securities not actively traded.

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 financial instruments to include certain corporate obligations with unobservable pricing inputs, airplane trust certificates, and certain municipal obligations, which include auction rate securities (“ARS”). Investments in certain corporate obligations, airplane trust certificates and municipal obligations with unobservable inputs are valued using management’s best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs.

Investments

Investments valued at fair value include ARS, investments in mutual funds, U.S. treasury securities, investments in public companies, private equity securities, partnerships, and warrants of public or private companies.

Investments in certain public companies, mutual funds and U.S. treasury securities are valued based on quoted prices in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management’s best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models.

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

Derivatives

Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. These measurements are classified as Level 2 and are used to value interest rate swaps.

     The following table summarizes the valuation of our financial instruments by pricing observability levels as of September 30, 2011 and December 31, 2010 (in thousands):
	September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,152	$16,152	$—	$—
Trading securities owned:
U.S. government agency securities	71,333	—	71,333	—
U.S. government securities	12,202	12,202	—	—
Corporate securities:
Fixed income securities	264,623	61,151	202,271	1,201
Equity securities	40,886	40,515	371	—
State and municipal securities	137,400	—	137,400	—
Total trading securities owned	526,444	113,868	411,375	1,201
Available-for-sale securities:
U.S. government securities	904	—	904	—
State and municipal securities	84,012	—	17,388	66,624
Mortgage-backed securities:
Agency	506,767	—	506,767	—
Commercial	265,925	—	265,925	—
Non-agency	18,257	—	18,257	—
Corporate fixed income securities	409,817	301,871	95,946	12,000
Asset-backed securities	27,102	—	27,102	—
Total available-for-sale securities	1,312,784	301,871	932,289	78,624
Investments:
Corporate equity securities	4,676	4,283	393	—
Mutual funds	33,811	33,811	—	—
Auction rate securities:
Equity securities	64,203	—	—	64,203
Municipal securities	7,044	—	—	7,044
Other	38,816	436	777	37,603
Total investments	148,550	38,530	1,170	108,850
	$2,003,930	$470,421	$1,344,834	$188,675

The Company's investment in a senior preferred interest in Miller Buckfire & Co. LLC, which is included in investments in the consolidated statements of financial condition, is carried at cost and therefore not included in the above analysis of fair value at September 30, 2011.

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$109,568	$109,568	$—	$—
Corporate securities:
Fixed income securities	129,226	55,375	73,851	—
Equity securities	33,071	33,032	39	—
State and municipal securities	325	—	325	—
Total trading securities sold, but not yet purchased	272,190	197,975	74,215	—
Securities sold, but not yet purchased (1)	16,815	16,815	—	—
Derivative contracts (2)	25,672	—	25,672	—
	$314,677	$214,790	$99,887	$—

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,675	$15,675	$—	$—
Trading securities owned:
U.S. government agency securities	86,882	—	86,882	—
U.S. government securities	9,038	9,038	—	—
Corporate securities:
Fixed income securities	221,145	47,001	133,901	40,243
Equity securities	46,877	46,395	482	—
State and municipal securities	80,228	—	80,228	—
Total trading securities owned	444,170	102,434	301,493	40,243
Available-for-sale securities:
U.S. government agency securities	25,030	—	25,030	—
State and municipal securities	26,343	—	14,907	11,436
Mortgage-backed securities:
Agency	697,163	—	697,163	—
Commercial	67,996	—	67,996	—
Non-agency	29,273	—	29,273	—
Corporate fixed income securities	154,901	34,897	120,004	—
Asset-backed securities	12,008	—	12,008	—
Total available-for-sale securities	1,012,714	34,897	966,381	11,436
Investments:
Corporate equity securities	3,335	3,335	—	—
Mutual funds	32,193	32,193	—	—
U.S. government securities	8,751	8,751	—	—
Auction rate securities:
Equity securities	76,826	—	—	76,826
Municipal securities	6,533	—	—	6,533
Other	51,298	10,489	2,307	38,502
Total investments	178,936	54,768	2,307	121,861
	$1,651,495	$207,774	$1,270,181	$173,540

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$131,561	$131,561	$—	$—
U.S. government agency securities	664	—	664	—
Corporate securities:
Fixed income securities	61,026	18,815	37,526	4,685
Equity securities	6,800	6,780	20	—
State and municipal securities	89	—	89	—
Total trading securities sold, but not yet purchased	200,140	157,156	38,299	4,685
Securities sold, but not yet purchased (1)	19,935	19,935	—	—
Derivative contracts (2)	9,259	—	9,259	—
	$229,334	$177,091	$47,558	$4,685

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and nine months ended September 30, 2011 (in thousands):
	Three Months Ended September 30, 2011
	Financial Assets						Financial Liabilities
		Available-for-sale		Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other	Corporate Fixed Income Securities (2)

Balance at June 30, 2011	$18,342	$44,678	$—	$66,616	$7,117	$38,958	$2,435
Unrealized gains/(losses):
Included in changes in net assets (3)	37	—	—	162	52	(692)	—
Included in OCI (4)	—	316	—	—	—	—	—
Realized gains/(losses) (3)	(380)	43				(94)	(16)
Purchases	66	21,987	12,000	1,650	—	170	—
Sales	(16,500)	—	—	—	—	—	(2,419)
Redemptions	(112)	(400)	—	(4,225)	(125)	(739)	—
Transfers:
Into Level 3	—	—	—	—	—	—	—
Out of Level 3	(252)	—	—	—	—	—	—
Net change	(17,141)	21,946	12,000	(2,413)	(73)	(1,355)	(2,435)
Balance at September 30, 2011	$1,201	$66,624	$12,000	$64,203	$7,044	$37,603	$—

	Nine Months Ended September 30, 2011
	Financial Assets						Financial Liabilities
		Available-for-sale		Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other	Corporate Fixed Income Securities (2)

Balance at December 31, 2010	$40,243	$11,436	$—	$76,826	$6,533	$38,502	$4,685
Unrealized gains/(losses):
Included in changes in net assets (3)	(283)	—	—	452	(44)	2,872	—
Included in OCI (4)	—	2,403	—	—	—	—	—
Realized gains/(losses) (3)	356	858		—	—	(681)	(52)
Purchases	166,549	48,974	12,000	3,725	4,105	994	6,663
Sales	(198,572)	(24,126)	—	—	(2,900)		(11,296)
Redemptions	(828)	(775)	—	(16,800)	(650)	(4,324)	—
Transfers:
Into Level 3		27,854	—	—	—	240	—
Out of Level 3	(6,264)	—	—	—	—	—	—
Net change	(39,042)	55,188	12,000	(12,623)	511	(899)	(4,685)
Balance at September 30, 2011	$1,201	$66,624	$12,000	$64,203	$7,044	$37,603	$—

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Included in trading securities sold, but not yet purchased in the consolidated statements of financial condition.
(3) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(4) Unrealized gains related to available-for-sale securities are reported in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: purchases of ARS from our customers, unrealized gains and losses, and redemptions of ARS at par during the three and nine months ended September 30, 2011. There were $0.2 million and $6.2 million of transfers from Level 3 to Level 2 during the three and nine months ended September 30, 2011, respectively, related to securities for which market trades were observed that provided transparency into the valuation of these assets. There were $28.1 million of transfers of financial assets into Level 3 during the nine months ended September 30, 2011 primarily related to municipal ARS, which we transferred from held-to-maturity to available-for-sale during the second quarter of 2011. Given that there has been no recent trade activity observed, we transferred them into available-for-sale as Level 3 assets. There were no changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2011 relating to Level 3 assets still held at September 30, 2011.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $4.8 million and $29.3 million of transfers of financial assets from Level 2 to Level 1 during the three and nine months ended September 30, 2011, respectively, primarily related to tax-exempt securities and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $5.1 million and $22.3 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2011, respectively, primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of September 30, 2011 and December 31, 2010, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$214,619	$214,619	$253,529	$253,529
Restricted cash	6,880	6,880	6,868	6,868
Cash segregated for regulatory purposes	26	26	6,023	6,023
Securities purchased under agreements to resell	121,004	121,004	123,617	123,617
Trading securities owned	526,444	526,444	444,170	444,170
Available-for-sale securities	1,312,784	1,312,784	1,012,714	1,012,714
Held-to-maturity securities	159,132	157,085	52,640	52,984
Loans held for sale	114,452	114,452	86,344	86,344
Bank loans	568,293	571,716	389,742	376,176
Investments	176,550	176,550	178,936	178,936
Financial liabilities:
Securities sold under agreements to repurchase	$52,805	$52,805	$109,595	$109,595
Non-interest-bearing deposits	21,405	21,398	8,197	7,980
Interest-bearing deposits	2,099,358	2,072,029	1,615,371	1,565,199
Trading securities sold, but not yet purchased	272,190	272,190	200,140	200,140
Securities sold, but not yet purchased (1)	16,815	16,815	19,935	19,935
Derivative contracts (2)	25,672	25,672	9,259	9,259
Liabilities subordinated to the claims of general creditors	6,957	6,617	8,241	7,739

(1) Included in other liabilities in the consolidated statements of financial condition.
(2) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2011 and December 31, 2010.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2011 and December 31, 2010 approximate fair value.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of corporate obligations, collateralized debt obligation securities and ARS. The estimated fair value, included in the above table, is determined using several factors; however, primary weight is given to discounted cash flow modeling techniques that incorporated an estimated discount rate based upon recent observable debt security issuances with similar characteristics.

The decrease in estimated fair value below the carrying amount of our asset-backed security at September 30, 2011 and December 31, 2010 is primarily due to unrealized losses that were caused by: illiquid markets for collateralized debt obligations, global disruptions in the credit markets, increased supply of collateralized debt obligation secondary market securities from distressed sellers, and difficult times in the banking sector.

Loans Held for Sale

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. The carrying values at September 30, 2011 and December 31, 2010 approximate fair value.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2011 and December 31, 2010 approximate fair value.

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

NOTE 6 – Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Trading securities owned:
U.S. government agency securities	$71,333	$86,882
U.S. government securities	12,202	9,038
Corporate securities:
Fixed income securities	264,623	221,145
Equity securities	40,886	46,877
State and municipal securities	137,400	80,228
	$526,444	$444,170
Trading securities sold, but not yet purchased:
U.S. government securities	$109,568	$131,561
U.S. government agency securities	—	664
Corporate securities:
Fixed income securities	129,226	61,026
Equity securities	33,071	6,800
State and municipal securities	325	89
	$272,190	$200,140

At September 30, 2011 and December 31, 2010, trading securities owned in the amount of $355.0 million and $272.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$905	$—	$(1)	$904
State and municipal securities	79,714	4,490	(192)	84,012
Mortgage-backed securities:
Agency	495,524	12,021	(778)	506,767
Commercial	266,643	1,102	(1,820)	265,925
Non-agency	19,125	117	(985)	18,257
Corporate fixed income securities	412,433	1,834	(4,450)	409,817
Asset-backed securities	26,677	553	(128)	27,102
	$1,301,021	$20,117	$(8,354)	$1,312,784
Held-to-maturity (2)
Corporate fixed income securities	$55,569	$55	$(2,206)	$53,418
Asset-backed securities	82,224	2,734	(3,235)	81,723
Municipal auction rate securities	21,339	955	(350)	21,944
	$159,132	$3,744	$(5,791)	$157,085

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$—	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Commercial	66,912	1,212	(128)	67,996
Non-agency	29,319	744	(790)	29,273
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	—	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income/(loss).

(2)
Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and nine months ended September 30, 2011, available-for-sale securities with an aggregate par value of $22.0 million and $65.1 million, respectively, were called by the issuing agencies or matured, resulting in no gains or losses recorded in the consolidated statement of operations. Additionally, for the three and nine months ended September 30, 2011, Stifel Bank received principal payments on mortgage-backed securities of $43.0 million and $164.2 million, respectively. During the three months ended September 30, 2011 unrealized losses, net of deferred tax benefits, of $3.3 million were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the three months ended September 30, 2010, unrealized gains, net of deferred taxes, of $0.1 million were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the nine months ended September 30, 2011 and 2010, unrealized gains, net of deferred taxes, of $3.3 million and $7.6 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

During the second quarter of 2011, we determined that we no longer had the intent to hold $32.9 million of held-to-maturity securities to maturity. As a result, we reclassified $27.8 million carrying value of municipal auction rate securities from held-to-maturity to available-for-sale.

During the second quarter of 2011, we reclassified $64.6 million of securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. The unrealized holding gains or losses at the date of transfer will continue to be reported as a separate component of shareholders’ equity in accumulated other comprehensive income/(loss), and will also be amortized over the remaining life of the securities as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	September 30, 2011
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$30,183	$30,579	$—	$—
After one year through three years	233,280	232,661	—	—
After three years through five years	153,110	150,672	15,118	14,301
After five years through ten years	10,529	11,169	66,203	64,441
After ten years	92,627	96,754	77,811	78,343

Mortgage-backed securities
After three years through five years	9,641	10,020	—	—
After five years through ten years	13,825	13,971	—	—
After ten years	757,826	766,958	—	—
	$1,301,021	$1,312,784	$159,132	$157,085

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $498.9 million and $111.6 million at September 30, 2011 and December 31, 2010, respectively.

Certain investments in the available-for-sale portfolio at September 30, 2011, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at September 30, 2011, was $699.3 million, which was 53.3% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $707.6 million at September 30, 2011. The declines in the available-for-sale portfolio primarily resulted from changes in interest rates and liquidity issues that have had a pervasive impact on the market.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at September 30, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. government securities	$(1)	$251	$ —	$ —	$(1)	$251
State and municipal securities	(192)	17,092	—	—	(192)	17,092
Mortgage-backed securities:
Agency	(778)	202,452	—	—	(778)	202,452
Commercial	(1,820)	187,206	—	—	(1,820)	187,206
Non-agency	(475)	6,140	(510)	7,352	(985)	13,492
Corporate fixed income securities	(4,450)	263,046	—	—	(4,450)	263,046
Asset-backed securities	(128)	15,727	—	—	(128)	15,727
	$(7,844)	$691,914	$(510)	$7,352	$(8,354)	$699,266

The gross unrealized losses on our available-for-sale securities of $8.4 million as of September 30, 2011 relate to 81 individual securities.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral; and current market conditions.

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive income/(loss). We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

Based on the evaluation, we recognized a credit-related OTTI of $1.9 million in earnings for the nine months ended September 30, 2011. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

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

We believe the gross unrealized losses related to all other securities of $8.4 million as of September 30, 2011 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at September 30, 2011 and December 31, 2010 (in thousands, except percentages):

	September 30, 2011		December 31, 2010
	Balance	Percent	Balance	Percent

Consumer (1)	$364,288	63.7%	$266,806	68.2%
Commercial and industrial	125,388	21.9	41,965	10.7
Residential real estate	53,185	9.3	49,550	12.7
Home equity lines of credit	25,386	4.4	30,966	7.9
Commercial real estate	3,306	0.6	1,637	0.4
Construction and land	514	0.1	524	0.1
	572,067	100.0%	391,448	100.0%
Unamortized loan origination costs, net of loan fees	66		392
Loans in process	(10)		233
Allowance for loan losses	(3,830)		(2,331)
	$568,293		$389,742

(1) Includes securities-based loans of $364.0 million and $266.1 million at September 30, 2011 and December 31, 2010, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Allowance for loan losses, beginning of period	$3,251	$1,936	$2,331	$1,702
Provision for loan losses	559	(51)	1,465	216
Charge-offs:
Residential real estate	—	(66)	—	(215)
Other	—	—	—	(2)
Total charge-offs	—	(66)	—	(217)
Recoveries	20	4	34	122
Allowance for loan losses, end of period	$3,830	$1,823	$3,830	$1,823

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. At September 30, 2011, we had $0.9 million of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $0.2 million. Further, we had $0.4 million in troubled debt restructurings at September 30, 2011. At December 31, 2010, we had $1.1 million of nonaccrual loans that were more than 90 days past due, for which there was a specific allowance of $0.2 million. Further, we had $0.4 million in troubled debt restructurings at December 31, 2010. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were insignificant to the consolidated financial statements.

In general, we are a secured lender. At September 30, 2011 and December 31, 2010, approximately 98.7% and 98.0% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

At September 30, 2011 and December 31, 2010, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.8 million and $0.9 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $2.9 million and $3.5 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At September 30, 2011 and December 31, 2010, we had mortgage loans held for sale of $114.5 million and $86.3 million, respectively. For the three months ended September 30, 2011 and 2010, we recognized gains of $2.0 million and $2.1 million, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans. For the nine months ended September 30, 2011 and 2010, we recognized gains of $5.4 million and $4.6 million, respectively, from the sale of loans originated for sale, net of fees and costs to originate these loans.

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Furniture and equipment	$142,917	$116,650
Building and leasehold improvements	55,413	51,046
Total	198,330	167,696
Less accumulated depreciation and amortization	(113,687)	(96,198)
	$84,643	$71,498

For the three months ended September 30, 2011 and 2010, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.0 million and $6.4 million, respectively, and are included in occupancy and equipment rental in the consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $19.1 million and $18.0 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below an operating segment on an annual basis. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. Our annual goodwill impairment testing was completed as of July 31, 2011, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting units is presented in the following table (in thousands):
	December 31, 2010	Net additions	Impairment losses	September 30, 2011
Goodwill
Global Wealth Management	$128,524	$5,410	$—	$133,934
Institutional Group	173,395	2,190	—	175,585
	$301,919	$7,600	$—	$309,519

	December 31, 2010	Adjustments	Amortization	September 30, 2011
Intangible assets
Global Wealth Management	$21,463	$—	$(2,148)	$19,315
Institutional Group	13,132	(441)	(1,440)	11,251
	$34,595	$(441)	$(3,588)	$30,566

The adjustments to goodwill during the nine months ended September 30, 2011 are primarily attributable to adjustments to pre-acquisition contingencies based on facts that existed as of the acquisition date that would have affected our estimate of the acquisition date fair value.

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer relationships	$37,068	$13,854	$37,068	$11,015
Trade name	7,981	758	7,981	364
Non-compete agreement	2,441	2,399	2,441	2,238
Investment banking backlog	1,789	1,702	2,230	1,508
	$49,279	$18,713	$49,720	$15,125

Amortization expense related to intangible assets was $1.2 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense related to intangible assets was $3.6 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2011 are: customer relationships, 6.9 years; trade name, 13.8 years; and non-compete agreements, 0.2 years. As of September 30, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2011	$1,190
2012	3,909
2013	3,482
2014	3,185
2015	2,853
Thereafter	15,947
$30,566

NOTE 11 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on a secured basis, uncommitted short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $401.2 million during the nine months ended September 30, 2011. There are no compensating balance requirements under these arrangements.

At September 30, 2011, short-term borrowings from banks were $259.7 million at an average rate of 1.09%, which were collateralized by company-owned securities valued at $302.2 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $212.4 million and $91.9 million for the three months ended September 30, 2011 and 2010, respectively, at weighted average daily interest rates of 1.15% and 1.28%, respectively. The average bank borrowing was $196.0 million and $108.3 million for the nine months ended September 30, 2011 and 2010, respectively, at weighted average daily interest rates of 1.11% and 1.09%, respectively.

At September 30, 2011 and December 31, 2010, Stifel Nicolaus had a stock loan balance of $119.5 million and $27.9 million, respectively, at weighted average daily interest rates of 0.31% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $121.2 million and $99.5 million during the three months ended September 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.36% and 1.31%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $113.9 million and $66.3 million during the nine months ended September 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.36% and 1.48%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2011 and December 31, 2010 were as follows (in thousands):
	September 30, 2011	December 31, 2010

Money market and savings accounts	$2,041,669	$1,590,663
Demand deposits (interest-bearing)	55,125	22,031
Demand deposits (non-interest-bearing)	21,405	8,197
Certificates of deposit	2,564	2,677
	$2,120,763	$1,623,568

The weighted average interest rate on deposits was 0.2% at September 30, 2011 and December 31, 2010, respectively.

Scheduled maturities of certificates of deposit at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Certificates of deposit, less than $100:
Within one year	$359	$198
One to three years	495	577
Over three years	181	190
	$1,035	$965

Certificates of deposit, $100 and greater:
Within one year	$747	$692
One to three years	782	1,020
Over three years	—	—
	$1,529	$1,712

	$2,564	$2,677

At September 30, 2011 and December 31, 2010, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $2.1 billion and $1.6 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.3 million and $0.4 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 13 – Derivative Instruments and Hedging Activities

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2011 and December 31, 2010 (in thousands):
	September 30, 2011
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$786,455	Other assets	$—	Accounts payable and accrued expenses	$(25,672)

	December 31, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$491,807	Other assets	$—	Accounts payable and accrued expenses	$(9,259)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive income/(loss) into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in other income or other operating expense. There was no ineffectiveness recognized during the three and nine months ended September 30, 2011.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $11.9 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$17,325	Interest expense	$3,510	None	$—

	Three Months Ended September 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$4,495	Interest expense	$764	None	$—

	Nine Months Ended September 30, 2011
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$26,972	Interest expense	$10,559	None	$—

	Nine Months Ended September 30, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$15,172	Interest expense	$842	None	$—

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

We have agreements with certain of our derivative counterparties that contain provisions where if our shareholder’s equity declines below a specified threshold or if we fail to maintain a specified minimum shareholder’s equity, then we could be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

Regulatory Capital-Related Contingency Features

Certain of our derivative instruments contain provisions that require us to maintain our capital adequacy requirements. If we were to lose our status as “adequately capitalized,” we would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26.9 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted collateral of $32.9 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2011, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2011, had no material effect in the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $79.2 million to satisfy the minimum margin deposit requirement of $48.4 million at September 30, 2011.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $26.8 million in cash at September 30, 2011, which satisfied the minimum margin deposit requirements of $19.9 million.

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

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement with the State of Missouri, the State of Indiana, the State of Colorado, and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. As part of the agreement, we have accelerated the previously announced repurchase plan. We have agreed to repurchase ARS from Eligible ARS investors in four phases starting in January 2010 and ending on December 31, 2011. At September 30, 2011, we estimate that our retail clients held $45.7 million par value of eligible ARS after issuer redemptions of $58.1 million par value and Stifel repurchases of $92.6 million par value.

Phases two and three of the modified ARS repurchase plan were completed during the year ended December 31, 2010, in which we repurchased ARS of $39.2 million par value. During the final phase, which will be completed by December 31, 2011, we estimate that we will repurchase ARS of $45.3 million par value. The amount estimated for repurchase represents ARS held by our clients at September 30, 2011, and assumes no issuer redemptions.

Separately, TWP has entered into Settlement and Release Agreements (“Settlement Agreements”) with certain customers, whereby it will purchase up to approximately $50.0 million par value of ARS in exchange for a release from any future claims. At September 30, 2011, we estimate that TWP customers held $38.6 million par value of ARS, which may be repurchased over the next 5 years. The amount estimated for repurchase assumes no issuer redemptions.

We have recorded a liability for our estimated exposure to the repurchase plans based upon a net present value calculation, which is subject to change and future events, including redemptions. ARS redemptions have been at par, and we believe will continue to be at par over the remaining repurchase period. Future periods’ results may be affected by changes in estimated redemption rates or changes in the fair value of ARS.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 19 in the notes to our consolidated financial statements for further details.

Fund Capital Commitments

At September 30, 2011, our asset management subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships of $4.1 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2011 and December 31, 2010, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Note 15 – Legal Proceedings

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

We have established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in the United States District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”).  These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “Defendants”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”).

The suit arises out of purchases of certain CDOs by the OPEB trusts. The RBC entities structured and served as “arranger” for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Since the investments were made, we believe their value has declined, resulting in a total loss for the OPEB trusts.  The Plaintiffs have asserted that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse under the loan agreements entered into by Depfa Bank is each of the OPEB trusts’ respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud, and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages, and attorney’s fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants’ motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint, denying the substantive allegations and asserting various affirmative defenses. Stifel Nicolaus and the RBC entities have asserted cross-claims for indemnity and contribution against each other. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs’ claims.

Additionally, on July 25, 2011 we entered into a binding letter agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the “Depfa notes”). We subsequently consummated such purchase on August 23, 2011 pursuant to a definitive agreement with Depfa Bank. Included in the consolidated results of operations is a provision related to the acquisition of the Depfa notes and additional estimated probable litigation-related provisions associated with the civil and regulatory investigation in connection with the OPEB matters.

TWP LLC FINRA Matter

Prior to the acquisition of TWPG, the Financial Industry Regulatory Authority (“FINRA”) commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously.

On November 8, 2011, the FINRA hearing panel delivered a decision that will become a final decision after 45 days and fully resolve the matter unless FINRA appeals to the National Adjudicatory Council.  TWP will comply with the Order to pay a $0.2 million fine plus administrative fees and costs for failing to establish and maintain systems and procedures governing principal transactions effected by the firm.

NOTE 16 – Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC’s Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus and TWP have chosen to calculate their net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or $250,000 (actual), respectively, or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC’s Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method, whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined).

At September 30, 2011, Stifel Nicolaus had net capital of $190.2 million, which was 30.7% of aggregate debit items and $177.8 million in excess of its minimum required net capital. At September 30, 2011, CSA’s and TWP’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SN Ltd and TWPIL, are subject to the regulatory supervision and requirements of the Financial Services Authority (“FSA”) in the United Kingdom. At September 30, 2011, SN Ltd’s and TWPIL’s capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At September 30, 2011, SN Canada’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

Our company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and Stifel Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). To be categorized as “well capitalized,” our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below.

Stifel Financial Corp. – Federal Reserve Capital Amounts
September 30, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$835,120	25.3%	$263,652	8.0%	$329,564	10.0%
Tier 1 capital to risk-weighted assets	831,290	25.2	131,826	4.0	197,739	6.0
Tier 1 capital to adjusted average total assets	831,290	21.1	157,597	4.0	196,997	5.0

Stifel Bank – Federal Reserve Capital Amounts
September 30, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$151,114	10.2%	$119,081	8.0%	$148,851	10.0%
Tier 1 capital to risk-weighted assets	147,284	9.9	59,541	4.0	89,311	6.0
Tier 1 capital to adjusted average total assets	147,284	7.2	82,274	4.0	102,842	5.0

NOTE 17 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 10.0 million shares at September 30, 2011.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $5.8 million and $182.4 million for the three months ended September 30, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $1.5 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $21.8 million and $214.2 million for the nine months ended September 30, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $24.1 million and $14.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and nine months ended September 30, 2011, no options were granted.

At September 30, 2011, unrecognized compensation expense related to non-vested options was immaterial. Cash proceeds from the exercise of stock options were $0.1 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. Tax benefits realized from the exercise of stock options for the three and nine months ended September 30, 2011 were $0.2 million and $1.1 million, respectively. Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. At September 30, 2011, the total number of stock units outstanding was 14.2 million, of which 3.3 million were unvested.

At September 30, 2011, there was unrecognized compensation cost for stock units of $105.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of September 30, 2011, there were 7.3 million units outstanding under the Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $33.8 million and $32.2 million at September 30, 2011 and December 31, 2010, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2011 and December 31, 2010, the deferred compensation liability related to the mutual fund option of $24.2 million and $23.9 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period. As of September 30, 2011, there were 6.8 million units outstanding under the two plans.

NOTE 18 – Restructuring

As a result of the merger and integration of TWPG, we incurred certain restructuring charges during the third quarter of 2010. These charges related to costs associated with contract and lease terminations, consolidation of facilities and infrastructure, and employee termination benefits, which represented one-time activities and do not represent ongoing costs to fully integrate TWPG. As of September 30, 2011, the employee termination benefits have been fully paid.

Contract termination fees are determined based on the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations,” which among other things, requires the recognition of a liability for contract termination under a cease-use date concept. Lease terminations represent costs associated with redundant office space disposed of as part of the restructuring plan. Payments related to terminated lease contracts (net of anticipated sublease proceeds) continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2011. The restructuring charges are based on estimates that are subject to change.

The following table presents a summary of the activity with respect to the restructuring-related liabilities included in accrued compensation and accounts payable and accrued expenses in the consolidated statements of financial condition (in thousands):

Balance at December 31, 2010	$6,295
Provision charged to operating expense	354
Cash outlays	(2,255)
Non-cash write-downs	(2,528)
Balance at September 30, 2011	$1,866

NOTE 19 – Off-Balance Sheet Credit Risk

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

We borrow and lend securities to facilitate the settlement process and finance transactions, utilizing customer margin securities held as collateral. We monitor the adequacy of collateral levels on a daily basis. We periodically borrow from banks on a collateralized basis, utilizing firm and customer margin securities in compliance with SEC rules. Should the counterparty fail to return customer securities pledged, we are subject to the risk of acquiring the securities at prevailing market prices in order to satisfy our customer obligations. We control our exposure to credit risk by continually monitoring our counterparties’ positions, and where deemed necessary, we may require a deposit of additional collateral and/or a reduction or diversification of positions. Our company sells securities it does not currently own (short sales) and is obligated to subsequently purchase such securities at prevailing market prices. We are exposed to risk of loss if securities prices increase prior to closing the transactions. We control our exposure to price risk from short sales through daily review and setting position and trading limits.

We manage our risks associated with the aforementioned transactions through position and credit limits and the continuous monitoring of collateral. Additional collateral is required from customers and other counterparties when appropriate.

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $927.4 million, and the fair value of the collateral that had been sold or repledged was $52.8 million. At December 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $864.7 million, and the fair value of the collateral that had been sold or repledged was $109.6 million.

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

Derivatives’ notional contract amounts are not reflected as assets or liabilities in the consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported in the consolidated statements of financial condition as other assets or accounts payable and accrued expenses, as applicable.

For a complete discussion of our activities related to derivative instruments, see Note 13 in the notes to our consolidated financial statements.

In the ordinary course of business, Stifel Bank has commitments to originate loans, standby letters of credit, and lines of credit. Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established by the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash commitments. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if necessary, is based on the credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

At September 30, 2011 and December 31, 2010, Stifel Bank had outstanding commitments to originate loans aggregating $253.7 million and $107.2 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2011 scheduled to be disbursed in the following two months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2011 and December 31, 2010, Stifel Bank had outstanding letters of credit totaling $9.2 million. One of the standby letters of credit has an expiration of December 16, 2013. All of the remaining standby letters of credit commitments at September 30, 2011 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2011 and December 31, 2010, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $98.5 million and $97.4 million, respectively.

NOTE 20 – Income Taxes

Our effective rate for the three and nine months ended September 30, 2011 was 42.8% and 39.0%, respectively, compared to 40.8% and 41.1% for the three and nine months ended September 30, 2010, respectively. The provision for income taxes for the three months ended September 30, 2011 was increased primarily as a result of adjustments to our uncertain tax positions. The provision for income taxes for the nine months ended September 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to realized and unrealized capital gains, which offset previously record unrealized capital losses.

NOTE 21 – Segment Reporting

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues: (1)
Global Wealth Management	$219,498	$207,484	$683,589	$606,845
Institutional Group	113,259	138,043	373,168	375,937
Other	1,457	(5,139)	2,927	(2,355)
	$334,214	$340,388	$1,059,684	$980,427

Income/(loss) before income taxes:
Global Wealth Management	$55,612	$51,707	$172,510	$131,306
Institutional Group	9,152	27,654	52,496	85,879
Other	(25,741)	(221,917)	(131,424)	(284,231)
	$39,023	$(142,556)	$93,582	$(67,046)

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2011 or 2010.

The following table presents our company’s total assets on a segment basis at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Global Wealth Management	$3,658,296	$2,965,168
Institutional Group	1,076,051	883,235
Other	208,017	364,712
	$4,942,364	$4,213,115

We have operations in the United States, Canada, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SN Ltd., SN Canada, and TWPIL. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

United States	$324,519	$329,350	$1,019,328	$955,938
Canada	3,261	4,870	16,522	4,870
United Kingdom	4,318	4,073	16,455	12,790
Other European	2,116	2,095	7,379	6,829
	$334,214	$340,388	$1,059,684	$980,427

NOTE 22 – Other Comprehensive Income/(Loss)

The following table sets forth the components of other comprehensive income/(loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income/(loss)	$22,304	$(84,336)	$57,118	$(39,487)
Other comprehensive income:
Unrealized gains/(losses) on available-for-sale securities, net of tax	(3,393)	517	3,245	7,472
Unrealized losses in cash flow hedging instruments, net of tax	(8,513)	(2,478)	(10,105)	(8,875)
Foreign currency translation adjustment, net of tax	(2,283)	8,690	(1,277)	8,690
	(14,189)	6,729	(8,137)	7,287
Comprehensive income/(loss)	$8,115	$(77,607)	$48,981	$(32,200)

NOTE 23 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income/(loss)	$22,304	$(84,336)	$57,118	$(39,487)
Shares for basic and diluted calculations:
Average shares used in basic computation	52,367	51,201	52,610	47,865
Dilutive effect of stock options and units (1)	10,785	10,633	10,564	7,728
Average shares used in diluted computation	$63,152	$61,834	$63,174	$55,593
Earnings per share:
Basic	$0.43	$(1.65)	$1.09	$(0.82)
Diluted (1) (2)	$0.35	$(1.65)	$0.90	$(0.82)

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

(2)	In accordance with Topic 260, “Earnings Per Share,” earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

For the three and nine months ended September 30, 2011 and 2010, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 24 – Shareholders’ Equity

Share Repurchase Program

On August 3, 2010, the Board authorized the repurchase of 3.0 million shares. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and nine months ended September 30, 2011, we repurchased $44.6 million and $48.5 million, or 1.6 million and 1.7 million shares, respectively, using existing Board authorizations at average prices of $27.46 and $28.12 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Under existing Board authorizations at September 30, 2011, we are permitted to buy an additional 1.3 million shares. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares; see Note 26 - Subsequent Events. The repurchase program has no expiration date.

Issuance of Shares

During the three and nine months ended September 30, 2011, we reissued 0.2 million and 1.4 million shares, respectively, from treasury for shares as a result of vesting and exercise transactions under our incentive stock award plans.

NOTE 25 – Variable Interest Entities

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics, such as the ability to influence the decision-making relative to the entity’s activities and how the entity is financed. The determination as to whether we are the primary beneficiary for entities subject to the deferral is based on a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. For entities not subject to the deferral, the determination as to whether we are the primary beneficiary is based on an analysis of the power to direct the activities of the VIE as well as the obligation to absorb losses or benefits that could potentially be significant to the entity. Where qualitative analyses are not conclusive, we perform a quantitative analysis.  Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of approximately $306.6 million at September 30, 2011. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. In assessing whether or not we have control, we look to the relevant accounting guidance in determining whether a general partner controls a limited partnership. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2011 and 2010. In addition, our direct investment interest in these entities is insignificant at September 30, 2011 and December 31, 2010.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $226.1 million at September 30, 2011. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.9 million at September 30, 2011. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2011.

Under the current accounting rules, the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

Debenture to Stifel Financial Capital Trusts

We have completed private placements of cumulative trust preferred securities through Stifel Financial Capital Trust II, Stifel Financial Capital Trust III, and Stifel Financial Capital Trust IV (collectively, the “Trusts”). The Trusts are non-consolidated wholly owned business trust subsidiaries of our company and were established for the limited purpose of issuing trust securities to third parties and lending the proceeds to our company.

The trust preferred securities represent an indirect interest in junior subordinated debentures purchased from our company by the Trusts, and we effectively provide for the full and unconditional guarantee of the securities issued by the Trusts. We make timely payments of interest to the Trusts as required by contractual obligations, which are sufficient to cover payments due on the securities issued by the Trusts, and believe that it is unlikely that any circumstances would occur that would make it necessary for our company to make payments related to these Trusts other than those required under the terms of the debenture agreements and the trust preferred securities agreements. The Trusts were determined to be VIEs because the holders of the equity investment at risk do not have adequate decision-making ability over the Trust’s activities. Our investment in the Trusts is not a variable interest, because equity interests are variable interests only to the extent that the investment is considered to be at risk. Because our investment was funded by the Trusts, it is not considered to be at risk.

Interest in FSI Group, LLC (“FSI”)

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at September 30, 2011, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2011. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2011. Our company’s involvement with FSI has not had a material effect on its consolidated financial position, operations, or cash flows.

NOTE 26 – Subsequent Events

In accordance with Topic 855, “Subsequent Events,” we evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, we identified the following as non-recognized subsequent events:

Acquisition of Stone & Youngberg LLC (“Stone & Youngberg”)

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration consisted of cash and stock based on the value of net assets at the close. In addition, we will pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction closed on October 1, 2011.

Share Repurchase Program

We have an ongoing authorization, as amended, from the Board to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “we,” “us,” “our” or “our company” in this report refer to Stifel Financial Corp. and its wholly-owned subsidiaries.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Executive Summary

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Limited (“SN Ltd”), Century Securities Associates, Inc. (“CSA”), Stifel Nicolaus Canada, Inc. (“SN Canada”), Thomas Weisel Partners LLC (“TWP”), and Thomas Weisel Partners International Limited (“TWPIL”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

On July 1, 2010, we acquired Thomas Weisel Partners Group, Inc. (“TWPG”), an investment bank focused principally on the growth sectors of the economy, which generates revenues from three principal sources: investment banking, brokerage and asset management. The investment banking group is comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors, and offers brokerage, advisory services to high-net-worth individuals and corporate clients. The asset management group consists of: private investment funds, public equity investment products and distribution management. The employees of the investment banking, research and institutional brokerage businesses of TWP, a wholly-owned subsidiary of TWPG, were merged into Stifel Nicolaus during the third quarter of 2010. TWP remains a wholly-owned broker-dealer subsidiary of the Parent.

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg LLC (“Stone & Youngberg”), a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration consisted of cash and stock based on the value of net assets at the close. In addition, we will pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction closed on October 1, 2011.

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

Results for the three and nine months ended September 30, 2011

For the three months ended September 30, 2011, our net revenues decreased 1.8% to $334.2 million compared to $340.4 million during the comparable period in 2010. For the three months ended September 30, 2011, net income increased 126.4% to $22.3 million compared to net loss of $84.3 million during the comparable period in 2010.  The decrease in net revenues from the comparable period in 2010 was driven by a decline in institutional brokerage and investment banking revenues, which were negatively impacted by the challenging market conditions present during the third quarter of 2011 and lower industry-wide volumes. The decrease was offset by higher commissions revenues as a result of increased client assets coupled with higher productivity, growth in asset management and service fees as a result of an increase in assets under management and positive gains in market performance, and increased net interest revenues as a result of the growth of interest-earning assets at Stifel Bank.

For the nine months ended September 30, 2011, our net revenues increased 8.1% to $1.1 billion compared to $980.4 million during the comparable period in 2010. For the nine months ended September 30, 2011, net income increased 244.7% to $57.1 million compared to net loss of $39.5 million during the comparable period in 2010. The increase in net revenues over the comparable period in 2010 was primarily attributable to higher commission revenues as a result of increased client assets and higher productivity; growth in asset management and service fees as a result of an increase in assets under management through market performance and the merger with TWPG; and increased investment banking revenues, which was primarily related to the merger with TWPG. The increase in revenue growth was offset by a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present throughout 2011.

The results for the three and nine months ended September 30, 2010 include compensation expense for the acceleration of deferred compensation as a result of the modification of the company’s deferred compensation plan and certain compensation and non-compensation operating expenses associated with the merger of TWPG.

The results for the nine months ended September 30, 2011 include litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts and certain merger-related expenses related to the merger with TWPG. For a discussion of our legal matters, including the OPEB litigation, see Item 1, “Legal Proceedings.”

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers’ assets under management. The municipal underwriting market is challenging as state and local governments reduce their debt levels. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks. Investor confidence has been dampened by the debt concerns in Europe, continued economic turmoil related to the disasters in Japan, weakening employment and economic data in the U.S. and the uncertainty with the U.S. budget.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2011, the key indicators of the markets’ performance, the Dow Jones Industrial Average, and the NASDAQ closed 1.2%, and 2.0%, respectively, higher than their September 30, 2010 closing prices. At September 30, 2011, the S&P 500 closed 0.9% lower than its September 30, 2010 closing price.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$143,243	$96,986	47.7	42.9%	28.5%
Principal transactions	76,650	123,194	(37.8)	22.9	36.2
Asset management and service fees	58,253	50,876	14.5	17.4	14.9
Investment banking	37,673	51,656	(27.1)	11.3	15.2
Interest	24,161	17,718	36.4	7.2	5.2
Other income	540	3,656	(85.2)	0.2	1.1
Total revenues	340,520	344,086	(1.0)	101.9	101.1
Interest expense	6,306	3,698	70.5	1.9	1.1
Net revenues	334,214	340,388	(1.8)	100.0	100.0

Non-interest expenses:
Compensation and benefits	210,573	395,936	(46.8)	63.0	116.3
Occupancy and equipment rental	30,914	29,559	4.6	9.3	8.7
Communication and office supplies	18,838	19,877	(5.2)	5.6	5.8
Commissions and floor brokerage	7,400	7,972	(7.2)	2.2	2.3
Other operating expenses	27,466	29,600	(7.2)	8.2	8.8
Total non-interest expenses	295,191	482,944	(38.9)	88.3	141.9

Income/(loss) before income taxes	39,023	(142,556)	*	11.7	(41.9)
Provision for income taxes/(tax benefit)	16,719	(58,220)	*	5.0	(17.1)
Net income/(loss)	$22,304	$(84,336)	*	6.7%	(24.8	) %

* Percentage is not meaningful.

For the three months ended September 30, 2011, net revenues (total revenues less interest expense) decreased $6.2 million to $334.2 million; a 1.8% decrease from the $340.4 million recorded for the three months ended September 30, 2010. For the three months ended September 30, 2011, we reported net income of $22.3 million compared to net loss of $84.3 million during the comparable period in 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$437,344	$305,655	43.1	41.3%	31.2%
Principal transactions	249,250	363,537	(31.4)	23.5	37.0
Asset management and service fees	172,914	136,117	27.0	16.3	13.9
Investment banking	143,509	127,129	12.9	13.5	13.0
Interest	64,246	47,019	36.6	6.1	4.8
Other income	11,352	9,358	21.3	1.1	1.0
Total revenues	1,078,615	988,815	9.1	101.8	100.9
Interest expense	18,931	8,388	125.7	1.8	0.9
Net revenues	1,059,684	980,427	8.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	671,678	819,085	(18.0)	63.4	83.5
Occupancy and equipment rental	89,962	81,012	11.0	8.5	8.3
Communication and office supplies	56,198	50,220	11.9	5.3	5.1
Commissions and floor brokerage	20,943	18,988	10.3	2.0	1.9
Other operating expenses	127,321	78,168	62.9	12.0	8.0
Total non-interest expenses	966,102	1,047,473	(7.8)	91.2	106.8

Income/(loss) before income taxes	93,582	(67,046)	*	8.8	(6.8)
Provision for income taxes/(tax benefit)	36,464	(27,559)	*	3.4	(2.8)
Net income/(loss)	$57,118	$(39,487)	*	5.4%	(4.0	) %

* Percentage is not meaningful.

For the nine months ended September 30, 2011, net revenues (total revenues less interest expense) increased $79.3 million to $1.1 billion; an 8.1% increase over the $980.4 million recorded for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we reported net income of $57.1 million compared to net loss of $39.5 million during the comparable period in 2010.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Net revenues:
Commissions	$143,243	$96,986	47.7	$437,344	$305,655	43.1
Principal transactions	76,650	123,194	(37.8)	249,250	363,537	(31.4)
Asset management and service fees	58,253	50,876	14.5	172,914	136,117	27.0

Investment banking:
Capital raising	25,254	28,593	(11.7)	97,301	84,613	15.0
Strategic advisory fees	12,419	23,063	(46.2)	46,208	42,516	8.7
	37,673	51,656	(27.1)	143,509	127,129	12.9

Net interest	17,855	14,020	27.4	45,315	38,631	17.3
Other income	540	3,656	(85.2)	11,352	9,358	21.3
Total net revenues	$334,214	$340,388	(1.8)	$1,059,684	$980,427	8.1

Except as noted in the following discussion of variances, the underlying reasons for the increase in net revenues can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment. The increase in net revenues for the nine months ended September 30, 2011 is attributable to the previously mentioned factors and the acquisition of TWPG on July 1, 2010. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2011, commission revenues increased 47.7% to $143.2 million from $97.0 million in the comparable period in 2010. For the nine months ended September 30, 2011, commission revenues increased 43.1% to $437.3 million from $305.7 million in the comparable period in 2010. The increases are primarily attributable to an increase in client assets and higher productivity.

Principal transactions – For the three months ended September 30, 2011, principal transactions revenues decreased 37.8% to $76.7 million from $123.2 million in the comparable period in 2010. For the nine months ended September 30, 2011, principal transactions revenues decreased 31.4% to $249.3 million from $363.5 million in the comparable period in 2010. The decreases are primarily attributable to a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during throughout 2011.

The increase in commissions and a corresponding decrease in principal transactions is primarily attributable to a change in classification of certain equity trades that were recorded as principal transactions during the three and nine months ended September 30, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

Asset management and service fees – Asset management and service fees include fees for asset-based financial services provided to individuals and institutional clients. Investment advisory fees are charged based on the value of assets in fee-based accounts. Asset management and service fees are affected by changes in the balances of client assets due to market fluctuations and levels of net new client assets.

For the three months ended September 30, 2011, asset management and service fee revenues increased 14.5% to $58.3 million from $50.9 million in the comparable period of 2010. For the nine months ended September 30, 2011, asset management and service fee revenues increased 27.0% to $172.9 million from $136.1 million in the comparable period of 2010. The increases are primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from September 30, 2010, as a result of market performance, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. In addition, asset management and service fee revenues for the nine months ended September 30, 2011 were positively impacted by the addition of the TWPG asset management business starting on July 1, 2010. See “Assets in fee-based accounts” included in the table in “Results of Operations – Global Wealth Management.”

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, mergers and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2011, investment banking revenues decreased 27.1%, to $37.7 million from $51.7 million in the comparable period in 2010. The decrease is primarily attributable to the volatility and uncertainty that curtailed capital raising during the third quarter of 2011.

For the nine months ended September 30, 2011, investment banking revenues increased 12.9%, to $143.5 million from $127.1 million in the comparable period in 2010. The increase is primarily attributable to an increase in equity capital raising as a result of improved equity capital market conditions during the first half of 2010 and the merger with TWPG, offset by the volatility and uncertainty that curtailed capital raising during the third quarter of 2011.

Capital raising revenues decreased 11.7% to $25.3 million for the three months ended September 30, 2011 from $28.6 million in the comparable period in 2010. During the third quarter of 2011, equity capital raising and underwriting revenues were $16.8 million and $4.4 million, respectively, a decrease of 19.5% and an increase of 208.9%, respectively, from the comparable period in 2010. For the three months ended September 30, 2011, fixed income capital raising revenues decreased 35.2% to $4.1 million from $6.3 million in comparable period in 2010.

Capital raising revenues increased 15.0% to $97.3 million for the nine months ended September 30, 2011 from $84.6 million in the comparable period in 2010. For the nine months ended September 30, 2011, equity capital raising and underwriting revenues were $65.7 million and $19.1 million, respectively, an increase of 11.8% and 158.1%, respectively, from the comparable period in 2010. For the nine months ended September 30, 2011, fixed income capital raising revenues decreased 32.0% to $12.5 million from $18.5 million in the comparable period in 2010.

Strategic advisory fees decreased 46.2% to $12.4 million for the three months ended September 30, 2011 from $23.1 million in the comparable period in 2010. Strategic advisory fees increased 8.7% to $46.2 million for the nine months ended September 30, 2011 from $42.5 million in the comparable period in 2010.

Other income – For the three months ended September 30, 2011, other income decreased 85.2% to $0.5 million from $3.7 million during the comparable period in 2010. The decrease is primarily attributable to unrealized investment losses recognized during the quarter compared to investment gains during the comparable period in 2010.

For the nine months ended September 30, 2011, other income increased 21.3% to $11.4 million from $9.4 million during the comparable period in 2010. The increase is primarily attributable to an increase in mortgage fees due to the increase in loan originations at Stifel Bank, offset by lower investment gains recognized during the nine months ended September 30, 2011.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$438,489	$4,569	4.17%	$391,727	$4,253	4.34%
Interest-earning assets (Stifel Bank)	2,010,120	15,230	3.03	1,457,598	9,601	2.63
Stock borrow (Stifel Nicolaus)	71,401	4	0.02	73,936	6	0.03
Other (Stifel Nicolaus)		4,358			3,858
Total interest revenue		$24,161			$17,718

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$212,407	$610	1.15%	$91,876	$294	1.28%
Interest-bearing liabilities (Stifel Bank)	1,878,212	4,182	0.89	1,351,502	1,378	0.41
Stock loan (Stifel Nicolaus)	121,213	413	1.36	99,508	327	1.31
Interest-bearing liabilities (Capital Trusts)	82,500	980	4.75	82,500	1,377	6.67
Other (Stifel Nicolaus)		121			322
Total interest expense		6,306			3,698
Net interest income		$17,855			$14,020

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$443,085	$13,673	4.11%	$377,131	$12,136	4.29%
Interest-earning assets (Stifel Bank)	1,829,671	39,852	2.90	1,223,696	25,859	2.82
Stock borrow (Stifel Nicolaus)	93,912	55	0.08	75,181	23	0.04
Other (Stifel Nicolaus)		10,666			9,001
Total interest revenue		$64,246			$47,019

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$196,034	$1,638	1.11%	$108,277	$889	1.09%
Interest-bearing liabilities (Stifel Bank)	1,705,080	12,658	0.99	1,128,265	2,112	0.25
Stock loan (Stifel Nicolaus)	113,886	1,158	1.36	66,320	738	1.48
Interest-bearing liabilities (Capital Trusts)	82,500	2,938	4.75	82,500	4,093	6.61
Other (Stifel Nicolaus)		539			556
Total interest expense		18,931			8,388
Net interest income		$45,315			$38,631

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2011, net interest income increased to $17.9 million from $14.0 million during the comparable period in 2010. For the nine months ended September 30, 2011, net interest income increased to $45.3 million from $38.6 million during the comparable period in 2010.

For the three months ended September 30, 2011, interest revenue increased 36.4% to $24.2 million from $17.7 million in the comparable period in 2010, principally as a result of a $5.6 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.0 billion during the three months ended September 30, 2011 compared to $1.5 billion during the comparable period in 2010 at weighted average interest rates of 3.03% and 2.63%, respectively. The average margin balances of Stifel Nicolaus increased to $438.5 million during the three months ended September 30, 2011 compared to $391.7 million during the comparable period in 2010 at weighted average interest rates of 4.17% and 4.34%, respectively.

For the nine months ended September 30, 2011, interest revenue increased 36.6% to $64.2 million from $47.0 million in the comparable period in 2010, principally as a result of an $14.0 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $1.5 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.8 billion during the nine months ended September 30, 2011 compared to $1.2 billion during the comparable period in 2010 at weighted average interest rates of 2.90% and 2.82%, respectively. The average margin balances of Stifel Nicolaus increased to $443.1 million during the nine months ended September 30, 2011 compared to $377.1 million during the comparable period in 2010 at weighted average interest rates of 4.11% and 4.29%, respectively.

For the three months ended September 30, 2011, interest expense increased 70.5% to $6.3 million from $3.7 million during the comparable period in 2010. For the nine months ended September 30, 2011, interest expense increased 125.7% to $18.9 million from $8.4 million during the comparable period in 2010. The increases are primarily attributable to increased interest expense paid on borrowings from our unsecured line of credit during the three and nine months ended September 30, 2011 and an increase in interest expense on interest-bearing liabilities of Stifel Bank, offset by a reduction in interest expense on Stifel Financial Capital Trust II whose interest rate switched from a fixed rate of 6.38% per year to a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% on an annual basis beginning on September 30, 2010. See “Net Interest Income” table above for more details. For a further discussion of interest expense see “Net Interest Income – Stifel Bank” below.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Non-interest expenses:
Compensation and benefits	$210,573	$395,936	(46.8)	$671,678	$819,085	(18.0)
Occupancy and equipment rental	30,914	29,559	4.6	89,962	81,012	11.0
Communications and office supplies	18,838	19,877	(5.2)	56,198	50,220	11.9
Commissions and floor brokerage	7,400	7,972	(7.2)	20,943	18,988	10.3
Other operating expenses	27,466	29,600	(7.2)	127,321	78,168	62.9
Total non-interest expenses	$295,191	$482,944	(38.9)	$966,102	$1,047,473	(7.8)

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion and increased administrative overhead to support the growth in our segments. The increases in non-interest expenses for the nine months ended September 30, 2011 is also attributable to the acquisition of TWPG on July 1, 2010.

Compensation and benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, transition pay, benefits, amortization of stock-based compensation, employment taxes and other employee-related costs. A significant portion of compensation expense is comprised of production-based variable compensation, including discretionary bonuses, which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, including base salaries, stock-based compensation amortization, and benefits, are more fixed in nature.

For the three months ended September 30, 2011, compensation and benefits expense decreased 46.8%, or $185.3 million, to $210.6 million from $395.9 million during the comparable period in 2010, which included $183.2 million related to the modification of the company’s deferred compensation plan and merger-related expenses. For the nine months ended September 30, 2011, compensation and benefits expense decreased 18.0%, or $147.4 million, to $671.7 million from $819.1 million during the comparable period in 2010, which included $186.3 million related to the modification of the company’s deferred compensation plan and merger-related expenses.

As a result of the modification to our deferred compensation plan, we were required to accelerate all unvested deferred compensation during the third quarter of 2010, which resulted in a non-cash, pre-tax charge of $181.1 million. As provided for in the terms of the plan agreement, all units granted subsequent to the amendment in the third quarter of 2010 are amortized over a three- to five-year period.

Compensation and benefits expense as a percentage of net revenues was 63.0% and 63.4% for the three and nine months ended September 30, 2011, respectively. Excluding the acceleration of deferred compensation expenses and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 62.3% and 64.5% for the three and nine months ended September 30, 2010, respectively. The higher compensation ratio in the third quarter of 2011 was driven by the impact of increased fixed compensation costs on a reduced revenue base.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.7 million (5.0% of net revenues) and $53.1 million (5.0% of net revenues) for the three and nine months ended September 30, 2011, respectively, compared to $27.3 million (8.0% of net revenues) and $66.9 million (6.8% of net revenues) for the comparable periods in 2010, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2011, occupancy and equipment rental expense increased 4.6% to $30.9 million from $29.6 million during the three months ended September 30, 2010. For the nine months ended September 30, 2011, occupancy and equipment rental expense increased 11.0% to $90.0 million from $81.0 million during the nine months ended September 30, 2010. The increases are primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of September 30, 2011, we have 313 locations compared to 311 at September 30, 2010.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the three months ended September 30, 2011, communications and office supplies expense decreased 5.2% to $18.8 million from $19.9 million during the third quarter of 2010. The decrease is primarily attributable to the elimination of certain merger-related costs recognized during the third quarter of 2010 related to the TWPG merger. For the nine months ended September 30, 2011, communications and office supplies expense increased 11.9% to $56.2 million from $50.2 million during the comparable period in 2010. The increase is primarily attributable the growth of the business, offset by the previously discussed reduction of merger-related expenses.

Commissions and floor brokerage – For the three months ended September 30, 2011, commissions and floor brokerage expense decreased 7.2% to $7.4 million from $8.0 million during the comparable period in 2010. The decrease is primarily attributable to the elimination of certain merger-related costs recognized during the third quarter of 2010 related to the TWPG merger.

For the nine months ended September 30, 2011, commissions and floor brokerage expense increased 10.3% to $20.9 million from $19.0 million during the comparable period in 2010. The increase is primarily attributable the growth of the business, offset by the previously discussed reduction of merger-related expenses.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2011, other operating expenses decreased 7.2% to $27.5 million from $29.6 million during the three months ended September 30, 2010. The decrease is primarily attributable to a reduction in legal expenses and travel and promotion, offset by an increase in conference and subscription expenses.

For the nine months ended September 30, 2011, other operating expenses increased 62.9% to $127.3 million from $78.2 million during the nine months ended September 30, 2010.  The increase in other operating expenses over the prior year period is primarily attributable to an increase in litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing OPEB matters. For a discussion of our legal matters, including the OPEB litigation, see Item 1, “Legal Proceedings.”

The increase is also attributable to the continued growth in all segments from the comparable periods in 2010, which included increased professional fees, travel and promotion, conference and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims and regulatory investigations. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes – For the three months ended September 30, 2011, our provision for income taxes was $16.7 million, representing an effective tax rate of 42.8%, compared to a benefit of $58.2 million for the comparable period in 2010, representing an effective tax rate of 40.8%. For the nine months ended September 30, 2011, our provision for income taxes was $36.5 million, representing an effective tax rate of 39.0%, compared to a benefit of $27.6 million for the comparable period in 2010, representing an effective tax rate of 41.1%. The provision for income taxes for the three months ended September 30, 2011 was increased primarily as a result of adjustments to our uncertain tax positions. The provision for income taxes for the nine months ended September 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to realized and unrealized capital gains, which offset previously record unrealized capital losses.

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other.

Our Global Wealth Management segment consists of two businesses, the Private Client Group and Stifel Bank.  The Private Client Group includes branch offices and independent contractor offices of our broker-dealer subsidiaries located throughout the United States, primarily in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast and Western United States. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products, and insurance, as well as offering banking products to their private clients through Stifel Bank, which provides residential, consumer, and commercial lending, as well as Federal Depository Insurance Corporation (“FDIC”)-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

The success of our Global Wealth Management segment is dependent upon the quality of our products, services, financial advisors and support personnel including our ability to attract, retain and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions and discount brokerage firms. Segment operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance.

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

The success of our Institutional Group segment is dependent upon the quality of our personnel, the quality and selection of our investment products and services, pricing (such as execution pricing and fee levels), and reputation. Segment operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance.

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

Results of Operations – Global Wealth Management

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$92,029	$69,875	31.7	41.9%	33.7%
Principal transactions	48,836	62,785	(22.2)	22.3	30.2
Asset management and service fees	58,007	50,449	15.0	26.4	24.3
Investment banking	3,737	6,957	(46.3)	1.7	3.4
Interest	20,467	14,522	40.9	9.3	7.0
Other income	1,873	5,401	(65.3)	0.9	2.6
Total revenues	224,949	209,989	7.1	102.5	101.2
Interest expense	5,451	2,505	117.6	2.5	1.2
Net revenues	219,498	207,484	5.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	128,244	119,100	7.7	58.4	57.4
Occupancy and equipment rental	15,997	15,476	3.4	7.3	7.5
Communication and office supplies	7,630	8,541	(10.7)	3.5	4.1
Commissions and floor brokerage	3,172	2,511	26.3	1.5	1.2
Other operating expenses	8,843	10,149	(12.9)	4.0	4.9
Total non-interest expenses	163,886	155,777	5.2	74.7	75.1
Income before income taxes	$55,612	$51,707	7.6	25.3%	24.9%

	September 30, 2011	June 30, 2011	September 30, 2010

Branch offices	287	288	279
Financial advisors	1,801	1,798	1,755
Independent contractors	160	160	165

Assets in fee-based accounts:
Value (in thousands)	18,541,710	18,278,557	13,408,795
Number of accounts	67,077	64,559	55,816

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$287,384	$228,983	25.5	42.0%	37.7%
Principal transactions	156,262	181,331	(13.8)	22.9	29.9
Asset management and service fees	172,354	135,120	27.6	25.2	22.3
Investment banking	16,460	17,753	(7.3)	2.4	2.9
Interest	56,062	40,013	40.1	8.2	6.6
Other income	11,543	9,101	26.8	1.7	1.5
Total revenues	700,065	612,301	14.3	102.4	100.9
Interest expense	16,476	5,456	202.0	2.4	0.9
Net revenues	683,589	606,845	12.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	403,782	367,447	9.9	59.1	60.6
Occupancy and equipment rental	46,570	45,339	2.7	6.8	7.5
Communication and office supplies	24,968	23,701	5.3	3.6	3.9
Commissions and floor brokerage	8,753	7,634	14.7	1.3	1.3
Other operating expenses	27,006	31,418	(14.0)	4.0	5.1
Total non-interest expenses	511,079	475,539	7.5	74.8	78.4
Income before income taxes	$172,510	$131,306	31.4	25.2%	21.6%

NET REVENUES

For the three months ended September 30, 2011, Global Wealth Management net revenues increased 5.8% to $219.5 million from $207.5 million for the comparable period in 2010. For the nine months ended September 30, 2011, Global Wealth Management net revenues increased 12.6% to a record $683.6 million from $606.8 million for the comparable period in 2010. The increase in net revenues for the three and nine months ended September 30, 2011 over the comparable periods in 2010 are attributable to higher commission revenues as a result of increased client assets and higher productivity; and growth in asset management and service fees as a result of an increase in assets under management through market performance. The increase in revenue growth was offset by a decline in principal transactions revenue, which was negatively impacted by the challenging market conditions present throughout 2011.

Commissions – For the three months ended September 30, 2011, commission revenues increased 31.7% to $92.0 million from $70.0 million in the comparable period in 2010. For the nine months ended September 30, 2011, commission revenues increased 25.5% to $287.4 million from $229.0 million in the comparable period in 2010. The increases are primarily attributable to an increase in agency transactions in equities, mutual funds and insurance products, which is the direct result of an increase in the number of financial advisors, client assets and higher productivity.

Principal transactions – For the three months ended September 30, 2011, principal transactions revenues decreased 22.2% to $48.8 million from $62.8 million in the comparable period in 2010. For the nine months ended September 30, 2011, principal transactions revenues decreased 13.8% to $156.3 million from $181.3 million in the comparable period in 2010. The decreases are primarily attributable to decreased principal transactions, primarily in corporate equity from the comparable periods in 2010.

Asset management and service fees – For the three months ended September 30, 2011, asset management and service fees increased 15.0% to $58.0 million from $50.4 million in the comparable period in 2010. For the nine months ended September 30, 2011, asset management and service fees increased 27.6% to $172.4 million from $135.1 million in the comparable period in 2010. The increases are primarily a result of a 38.3% increase in the value of assets in fee-based accounts from September 30, 2010 and a 20.2% increase in the number of managed accounts attributable principally to the continued growth of the private client group, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. In addition, asset management and service fee revenues for the nine months ended September 30, 2011 were positively impacted by the addition of the TWPG asset management business starting on July 1, 2010. See “Assets in fee-based accounts” included in the table above for further details.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 46.3% to $3.7 million for the three months ended September 30, 2011 from $7.0 million during the comparable period in 2010. For the nine months ended September 30, 2011, investment banking revenues decreased 7.3% to $16.5 million from $17.8 million in the comparable period in 2010. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended September 30, 2011, interest revenue increased 40.9% to $20.5 million from $14.5 million in the comparable period in 2010. For the nine months ended September 30, 2011, interest revenue increased 40.1% to $56.1 million from $40.0 million in the comparable period in 2010. The increases are primarily due to the growth of the interest-earning assets of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net interest income. The increase is also attributable to an increase in interest revenue from customer margin borrowing to finance trading activity.

Other income – For the three months ended September 30, 2011, other income decreased 65.3% to $1.9 million from $5.4 million during the comparable period in 2010. The decrease is primarily attributable to investment losses recognized during the quarter compared to investment gains during the comparable period in 2010.

For the nine months ended September 30, 2011, other income increased 26.8% to $11.5 million from $9.1 million during the comparable period in 2010. The increase is primarily attributable to an increase in mortgage fees due to the increase in loan originations at Stifel Bank, offset by lower investment gains recognized during the nine months ended September 30, 2011.

Interest expense – For the three months ended September 30, 2011, interest expense increased 117.6% to $5.5 million from $2.5 million in the comparable period in 2010. For the nine months ended September 30, 2011, interest expense increased 202.0% to $16.5 million from $5.5 million in the comparable period in 2010. The increases are primarily due to the growth of the interest-bearing liabilities of Stifel Bank. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net interest income.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$138,378	$84	0.24%	$196,722	$148	0.30%
U.S. government agencies	—	—	—	97,912	250	1.02
State and political subdivisions:
Taxable	86,190	1,596	7.41	20,474	245	4.79
Non-taxable (1)	2,943	25	3.40	959	10	4.17
Mortgage-backed securities	760,215	4,955	2.61	600,827	4,256	2.83
Corporate bonds	355,600	3,045	3.43	64,336	599	3.72
Asset-backed securities	84,376	520	2.47	11,232	77	2.74
Federal Home Loan Bank (“FHLB”) and other capital stock	2,343	16	2.73	1,545	7	1.81
Loans (2)	515,506	4,373	3.39	402,524	3,238	3.22
Loans held for sale	64,569	616	3.82	61,067	771	5.05
Total interest-earning assets (3)	$2,010,120	$15,230	3.03%	$1,457,598	$9,601	2.63%
Cash and due from banks	9,608			10,045
Other non interest-earning assets	52,941			44,503
Total assets	$2,072,669			$1,512,146

Liabilities and stockholders’ equity:
Deposits:
Money market	$1,832,723	$4,152	0.91%	$1,323,187	$1,350	0.41%
Demand deposits	42,320	14	0.13	25,064	9	0.14
Time deposits	2,558	15	2.35	3,231	19	2.35
Savings	35	—	—	20	—	—
FHLB advances	576	1	0.69	—	—	—
Total interest-bearing liabilities (3)	$1,878,212	$4,182	0.89%	$1,351,502	$1,378	0.41%
Non interest-bearing deposits	13,024			22,438
Other non interest-bearing liabilities	33,307			19,681
Total liabilities	1,924,543			1,393,621
Stockholders’ equity	148,126			118,525
Total liabilities and stockholders’ equity	$2,072,669			$1,512,146
Net interest income/margin		$11,048	2.20%		$8,223	2.26%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3) See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$125,931	$229	0.24%	$147,836	$301	0.27%
U.S. government agencies	12,531	161	1.71	48,143	375	1.04
State and political subdivisions:
Taxable	75,603	2,908	5.13	6,947	247	4.74
Non-taxable (1)	2,943	74	3.35	960	29	4.03
Mortgage-backed securities	772,672	16,219	2.80	528,118	11,682	2.95
Corporate bonds	279,135	5,943	2.84	48,137	1,563	4.33
Asset-backed securities	49,987	979	2.61	11,373	235	2.76
FHLB and other capital stock	2,027	39	2.57	1,180	13	1.47
Loans (2)	455,626	11,831	3.46	357,617	9,099	3.39
Loans held for sale	53,216	1,469	3.68	73,385	2,315	4.21
Total interest-earning assets (3)	$1,829,671	$39,852	2.90%	$1,223,696	$25,859	2.82%
Cash and due from banks	7,392			7,529
Other non interest-earning assets	45,916			37,909
Total assets	$1,882,979			$1,269,134

Liabilities and stockholders’ equity:
Deposits:
Money market	$1,674,906	$12,579	1.00%	$1,094,919	$1,873	0.23%
Demand deposits	27,334	31	0.15	20,500	18	0.12
Time deposits	2,615	47	2.40	11,953	200	2.23
Savings	31	—	—	21	—	—
FHLB advances	194	1	0.69	872	21	3.21
Total interest-bearing liabilities (3)	$1,705,080	$12,658	0.99%	$1,128,265	$2,112	0.25%
Non interest-bearing deposits	10,231			17,075
Other non interest-bearing liabilities	23,951			11,197
Total liabilities	1,739,262			1,156,537
Stockholders’ equity	143,717			112,597
Total liabilities and stockholders’ equity	$1,882,979			$1,269,134
Net interest income/margin		$27,194	1.98%		$23,747	2.59%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3) See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2011 compared to the three and nine month periods ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(39)	$(25)	$(64)	$(42)	$(30)	$(72)
U.S. government agencies	(125)	(125)	(250)	(1,754)	1,540	(214)
State and political subdivisions:
Taxable	1,154	197	1,351	2,639	22	2,661
Non-taxable	16	(1)	15	49	(4)	45
Mortgage-backed securities	1,000	(301)	699	5,099	(562)	4,537
Corporate bonds	2,490	(44)	2,446	4,719	(339)	4,380
Asset-backed securities	450	(7)	443	756	(12)	744
FHLB and other capital stock	6	3	9	14	12	26
Loans	947	188	1,135	2,538	194	2,732
Loans held for sale	52	(207)	(155)	(578)	(268)	(846)
	$5,951	$(322)	$5,629	$13,440	$553	$13,993

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$672	$2,130	$2,802	$1,447	$9,259	$10,706
Demand deposits	6	(1)	5	7	6	13
Time deposits	(4)	—	(4)	(169)	16	(153)
Savings	—	—	—	—	—	—
FHLB advances	1	—	1	(10)	(10)	(20)
	$675	$2,129	$2,804	$1,275	$9,271	$10,546

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

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the three months ended September 30, 2011, interest revenue of $15.2 million was generated from weighted average interest-earning assets of $2.0 billion at a weighted average interest rate of 3.03%. Interest revenue of $9.6 million for the comparable period in 2010 was generated from weighted average interest-earning assets of $1.5 billion at a weighted average interest rate of 2.63%.

For the nine months ended September 30, 2011, interest revenue of $39.9 million was generated from weighted average interest-earning assets of $1.8 billion at a weighted average interest rate of 2.90%. Interest revenue of $25.9 million for the comparable period in 2010 was generated from weighted average interest-earning assets of $1.2 billion at a weighted average interest rate of 2.82%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The weighted average balance of interest-bearing liabilities during the three months ended September 30, 2011 was $1.9 billion at a weighted average interest rate of 0.89%. The weighted average balance of interest-bearing liabilities for the comparable period in 2010 was $1.4 billion at a weighted average interest rate of 0.41%. The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2011 was $1.7 billion at a weighted average interest rate of 0.99%. The weighted average balance of interest-bearing liabilities for the comparable period in 2010 was $1.1 billion at a weighted average interest rate of 0.25%.  The increase in interest expense during the three and nine months ended September 30, 2011 from the comparable periods in 2010 is primarily due to a change in the classification of interest expense on our cash flow hedges during 2011. During 2010, as a result of a principal and notional mismatch unrelated to ineffectiveness, we were required to report the interest expense associated with the cash flow hedges as operating expenses. During the three and nine months ended September 30, 2011, the interest was recorded as interest expense.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2011, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $2.1 billion compared to $1.4 billion at September 30, 2010.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2011, Global Wealth Management non-interest expenses increased 5.2% to $163.9 million from $155.8 million for the comparable period in 2010. For the nine months ended September 30, 2011, Global Wealth Management non-interest expenses increased 7.5% to $511.1 million from $475.5 million for the comparable period in 2010.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group through organic growth. In addition, the fluctuations in non-interest expenses for the nine months ended September 30, 2011 were impacted by the acquisition of TWPG on July 1, 2010. As of September 30, 2011, we have 287 branch offices compared to 279 at September 30, 2010. In addition, since September 30, 2010, we have added 308 revenue producers and support staff.

Compensation and benefits – For the three months ended September 30, 2011, compensation and benefits expense increased 7.7% to $128.2 million from $119.1 million during the three months ended September 30, 2010. For the nine months ended September 30, 2011, compensation and benefits expense increased 9.9% to $403.8 million from $367.4 million during the three months ended September 30, 2010. The increases are principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff, offset by a reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed.

Compensation and benefits expense as a percentage of net revenues was 58.4% and 59.1% for the three and nine months ended September 30, 2011, respectively, compared to 57.4% and 60.6% for the three and nine months ended September 30, 2010, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $13.7 million (6.2% of net revenues) and $44.6 million (6.5% of net revenues) for the three and nine months ended September 30, 2011, respectively, compared to $11.7 million (5.6% of net revenues) and $41.7 million (6.9% of net revenues) for the three and nine months ended September 30, 2010, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2011, occupancy and equipment rental expense increased 3.4% to $16.0 million from $15.5 million during the comparable period in 2010. For the nine months ended September 30, 2011, occupancy and equipment rental expense increased 2.7% to $46.6 million from $45.3 million during the comparable period in 2010.

Communications and office supplies – For the three months ended September 30, 2011, communications and office supplies expense decreased 10.7% to $7.6 million from $8.5 million during the third quarter of 2010. For the nine months ended September 30, 2011, communications and office supplies expense increased 5.3% to $25.0 million from $23.7 million during the comparable period in 2010.

Commissions and floor brokerage – For the three months ended September 30, 2011, commissions and floor brokerage expense increased 26.3% to $3.2 million from $2.5 million during the third quarter of 2010. For the nine months ended September 30, 2011, commissions and floor brokerage expense increased 14.7% to $8.8 million from $7.6 million during the comparable period in 2010.

Other operating expenses – For the three months ended September 30, 2011, other operating expenses decreased 12.9% to $8.8 million from $10.1 million during the comparable period in 2010. For the nine months ended September 30, 2011, other operating expenses decreased 14.0% to $27.0 million from $31.4 million during the comparable period in 2010. The decreases in other operating expenses are primarily attributable to a reduction in legal expenses, account transfer fees and travel from the comparable periods in 2010.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2011, income before income taxes increased $3.9 million, or 7.6%, to $55.6 million from $51.7 million during the comparable period in 2010. For the nine months ended September 30, 2011, income before income taxes increased $41.2 million, or 31.4%, to $172.5 million from $131.3 million during the comparable period in 2010. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in deferred compensation expense and other operating expenses from the comparable periods in 2010.

Results of Operations – Institutional Group

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$51,214	$27,111	88.9	45.2%	19.6%
Principal transactions	27,815	60,408	(54.0)	24.6	43.7

Capital raising	21,436	22,575	(5.0)	18.9	16.4
Advisory	12,500	23,063	(45.8)	11.1	16.7
Investment banking	33,936	45,638	(25.6)	30.0	33.1
Interest	1,940	2,422	(19.9)	1.7	1.8
Other income	(423)	3,419	(112.4)	(0.4)	2.5
Total revenues	114,482	138,998	(17.6)	101.1	100.7
Interest expense	1,223	955	28.1	1.1	0.7
Net revenues	113,259	138,043	(18.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	74,813	82,147	(8.9)	66.0	59.5
Occupancy and equipment rental	5,431	7,355	(26.2)	4.8	5.3
Communication and office supplies	7,678	6,892	11.4	6.8	5.0
Commissions and floor brokerage	4,377	4,251	3.0	3.9	3.1
Other operating expenses	11,808	9,744	21.2	10.4	7.1
Total non-interest expenses	104,107	110,389	(5.7)	91.9	80.0
Income before income taxes	$9,152	$27,654	(66.9)	8.1%	20.0%

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010
Revenues:
Commissions	$149,960	$76,672	95.6	40.2%	20.4%
Principal transactions	92,988	182,206	(49.0)	24.9	48.4

Capital raising	80,654	67,799	19.0	21.6	18.0
Advisory	46,395	42,516	9.1	12.4	11.3
Investment banking	127,049	110,315	15.2	34.0	29.3
Interest	5,695	5,330	6.8	1.5	1.4
Other income	1,046	4,432	(76.4)	0.4	1.3
Total revenues	376,738	378,955	(0.6)	101.0	100.8
Interest expense	3,570	3,018	18.3	1.0	0.8
Net revenues	373,168	375,937	(0.7)	100.0	100.0

Non-interest expenses:
Compensation and benefits	234,006	221,029	5.9	62.7	58.8
Occupancy and equipment rental	15,875	15,449	2.8	4.3	4.1
Communication and office supplies	22,203	16,992	30.7	5.9	4.5
Commissions and floor brokerage	12,190	10,144	20.2	3.3	2.7
Other operating expenses	36,398	26,444	37.6	9.7	7.1
Total non-interest expenses	320,672	290,058	10.6	85.9	77.2
Income before income taxes	$52,496	$85,879	(38.9)	14.1%	22.8%

NET REVENUES

For the three months ended September 30, 2011, Institutional Group net revenues decreased 18.0% to $113.3 million from $138.0 million for the comparable period in 2010. For the nine months ended September 30, 2011, Institutional Group net revenues decreased 0.7% to $373.2 million from $375.9 million for the comparable period in 2010. The increase in net revenues for the three and nine months ended September 30, 2011 over the comparable periods in 2010 is primarily attributable to the acquisition of TWPG during the third quarter of 2010.

Commissions – For the three months ended September 30, 2011, commission revenues increased 88.9% to $51.2 million from $27.1 million in the comparable period in 2010. For the nine months ended September 30, 2011, commission revenues increased 95.6% to $150.0 million from $76.7 million in the comparable period in 2010.

Principal transactions – For the three months ended September 30, 2011, principal transactions revenues decreased 54.0%, to $27.8 million from $60.4 million in the comparable period in 2010. For the nine months ended September 30, 2011, principal transactions revenues decreased 49.0%, to $93.0 million from $182.2 million in the comparable period in 2010.

The increase in commissions and a corresponding decrease in principal transactions is primarily attributable to a change in classification of certain equity trades that were recorded as principal transactions during the three and nine months ended September 30, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

For the three months ended September 30, 2011, equity institutional brokerage revenues increased 7.9% to $47.2 million from $43.7 million during the comparable period in 2010. For the nine months ended September 30, 2011, equity institutional brokerage revenues increased 11.7% to $141.3 million from $126.5 million during the comparable period in 2010.

Lower fixed income trading volumes led to a decline in institutional brokerage revenues from the comparable periods in 2010. For the three months ended September 30, 2011, fixed income institutional brokerage revenues decreased 27.3% to $31.8 million from $43.8 million in the third quarter of 2010. For the nine months ended September 30, 2011, fixed income institutional brokerage revenues decreased 23.2% to $101.7 million from $132.4 million in the comparable period in 2010.

Investment banking – For the three months ended September 30, 2011, investment banking revenues decreased 25.6% to $33.9 million from $45.6 million in the comparable period in 2010. The decrease is primarily attributable to the volatility and uncertainty that curtailed capital raising during the third quarter of 2011.

For the nine months ended September 30, 2011, investment banking revenues increased 15.2% to $127.0 million from $110.3 million in the comparable period in 2010. The increase is primarily attributable to an increase in equity capital raising as a result of improved equity capital market conditions during the first half of 2010 and the merger with TWPG, offset by the volatility and uncertainty that curtailed capital raising during the third quarter of 2011.

For the three months ended September 30, 2011, capital raising revenues decreased 5.0% to $21.4 million from $22.6 million in the comparable period in 2010. For the nine months ended September 30, 2011, capital raising revenues increased 19.0% to $80.7 million from $67.8 million in the comparable period in 2010.

For the three months ended September 30, 2011, equity capital raising revenues decreased 9.3% to $16.4 million from $18.1 million during the third quarter of 2010. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2010. During the three months ended September 30, 2011, we were involved, as manager or co-manager, in 23 equity underwritings compared to 36 equity underwritings, during the comparable period in 2010.  For the nine months ended September 30, 2011, equity capital raising revenues increased 27.2% to $67.4 million from $53.0 million in the comparable period in 2010. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2010. During the nine months ended September 30, 2011, we were involved, as manager or co-manager, in 92 equity underwritings compared to 85 equity underwritings during the comparable period in 2010.

For the three months ended September 30, 2011, fixed income capital raising revenues increased 11.9%, to $5.1 million from $4.5 million during the third quarter of 2010. For the three months ended September 30, 2011, we were involved, as manager or co-manager, in 194 tax-exempt issues compared to 158 issues during the comparable period in 2010.

For the nine months ended September 30, 2011, fixed income capital raising revenues decreased 10.6% to $13.3 million from $14.8 million in the comparable period in 2010. The decreases are primarily attributable to a decline in the municipal bond origination business, which has been negatively impacted by the financial condition of many large municipalities. For the nine months ended September 30, 2011, we were involved, as manager or co-manager, in 345 tax-exempt issues compared to 405 issues during the comparable period in 2010.

For the three months ended September 30, 2011, strategic advisory fees decreased 45.8% to $12.5 million from $23.1 million in the comparable period in 2010. For the nine months ended September 30, 2011, strategic advisory fees increased 9.1% to $46.4 million from $42.5 million in the comparable period in 2010. The increase is attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2010, which is primarily the result of the TWPG merger completed on July 1, 2010.

Interest revenue – For the three months ended September 30, 2011, interest revenue decreased 19.9% to $1.9 million from $2.4 million in the comparable period in 2010. For the nine months ended September 30, 2011, interest revenue increased 6.8% to $5.7 million from $5.3 million in the comparable period in 2010.

Other income – For the three months ended September 30, 2011, other income decreased 112.4% to expense of $0.4 million from income of $3.4 million during the comparable period in 2010. For the nine months ended September 30, 2011, other income decreased 76.4% to $1.0 million from $4.4 million during the comparable period in 2010. The decreases are primarily attributable to unrealized investment losses recognized during the quarter compared to unrealized investment gains during the comparable periods in 2010.

Interest expense – For the three months ended September 30, 2011, interest expense increased 28.1% to $1.2 million from $1.0 million in the comparable period in 2010. For the nine months ended September 30, 2011, interest expense increased 18.3% to $3.6 million from $3.0 million in the comparable period in 2010.  The increases are primarily attributable to increased levels of inventory and the related borrowing costs to fund our inventory purchases.

NON-INTEREST EXPENSES

For the three months ended September 30, 2011, Institutional Group non-interest expenses decreased 5.7% to $104.1 million from $110.4 million for the comparable period in 2010. For the nine months ended September 30, 2011, Institutional Group non-interest expenses increased 10.6% to $320.7 million from $290.1 million for the comparable period in 2010. The fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 174 revenue producers and support staff since September 30, 2010.

Compensation and benefits – For the three months ended September 30, 2011, compensation and benefits expense decreased 8.9% to $74.8 million from $82.1 million during the comparable period in 2010. The decrease is primarily due to lower production.

For the nine months ended September 30, 2011, compensation and benefits expense increased 5.9% to $234.0 million from $221.0 million during the comparable period in 2010. The increase is principally due to increased compensation as a result of the growth of the business, the acquisition of TWPG on July 1, 2010 and fixed compensation for the additional administrative support staff, offset by the reduction of deferred compensation expense as a result of the modification to our deferred compensation plan, as previously discussed.

Compensation and benefits expense as a percentage of net revenues was 66.0% and 62.7% for the three and nine months ended September 30, 2011, respectively, compared to 59.5% and 58.8% for the three and nine months ended September 30, 2010, respectively. The higher compensation ratio for the three and nine months ended September 30, 2011 was driven by the impact of increased fixed compensation costs on a reduced revenue base.

Occupancy and equipment rental – For the three months ended September 30, 2011, occupancy and equipment rental expense decreased 26.2% to $5.4 million from $7.4 million during the comparable period in 2010. The decrease is primarily attributable to an increase in sublease revenue, offset by an increase in depreciation expense.

For the nine months ended September 30, 2011, occupancy and equipment rental expense increased 2.8% to $15.9 million from $15.4 million during the comparable period in 2010. The increases are primarily due to the increase in rent and depreciation expense, offset by the previously discussed increase in sublease revenue.

Communications and office supplies – For the three months ended September 30, 2011, communications and office supplies expense increased 11.4% to $7.7 million from $6.9 million during the third quarter of 2010. For the nine months ended September 30, 2011, communications and office supplies expense increased 30.7% to $22.2 million from $17.0 million during the comparable period in 2010. The increases are primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the three months ended September 30, 2011, commissions and floor brokerage expense increased 3.0% to $4.4 million from $4.3 million during the third quarter of 2010. For the nine months ended September 30, 2011, commissions and floor brokerage expense increased 20.2% to $12.2 million from $10.1 million during the comparable period in 2010. The increases are primarily attributable to the growth of the business.

Other operating expenses – For the three months ended September 30, 2011, other operating expenses increased 21.2% to $11.8 million from $9.7 million during the comparable period in 2010. For the nine months ended September 30, 2011, other operating expenses increased 37.6% to $36.4 million from $26.4 million during the comparable period in 2010. The increases are primarily attributable to increased professional fees, travel and promotion, and industry conference expenses, as a result of the growth of the segment.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2011, income before income taxes for the Institutional Group segment decreased 66.9% to $9.2 million from $27.7 million during the comparable period in 2010. For the nine months ended September 30, 2011, income before income taxes for the Institutional Group segment decreased 38.9% to $52.5 million from $85.9 million during the comparable period in 2010. Profit margins have diminished as a result of the increase in non-interest expenses, which is primarily attributable to our merger with TWPG. In addition, our margins have been impacted by the decline in fixed income institutional brokerage revenues and investment banking revenues, which have been negatively impacted by the challenging market conditions present throughout 2011.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Net revenues	$1,457	$(5,139)	128.4	$2,927	$(2,355)	224.3

Non-interest expenses:
Compensation and benefits	7,517	194,689	(96.1)	33,891	230,609	(85.3)
Other operating expenses	19,681	22,089	(10.9)	100,460	51,267	96.0
Total non-interest expenses	27,198	216,778	(87.5)	134,351	281,876	(52.3)
Loss before income taxes	$(25,741)	$(221,917)	(88.4)	$(131,424)	$(284,231)	(53.8)

Net revenues – For the three months ended September 30, 2011, net revenues increased $6.6 million from the comparable period in 2010. For the nine months ended September 30, 2011, net revenues increased $5.3 million from the comparable period in 2010. Included in net revenue for the three and nine months ended September 30, 2010 was losses associated with the sale of assets. For the nine months ended September 30, 2011 we recognized an impairment charge of $1.9 million on our held-to-maturity investment due to an other-than-temporary decline in value during 2011.

Compensation and benefits – For the three months ended September 30, 2011, compensation and benefits expense decreased 96.1% to $7.5 million from $194.7 million for the comparable period in 2010, which included $183.2 million related to the modification of the company’s deferred compensation plan and merger-related expenses.

For the nine months ended September 30, 2011, compensation and benefits expense decreased 85.3% to $33.9 million from $230.6 million for the comparable period in 2010, which included $186.3 million related to the modification of the company’s deferred compensation plan and merger-related expenses.

Other operating expenses – For the three months ended September 30, 2011, other operating expenses decreased 10.9% to $19.7 million from $22.1 million for the comparable period in 2010, which included $8.5 million of merger-related expenses.

For the nine months ended September 30, 2011, other operating expenses increased 96.0% to $100.5 million from $51.3 million for the comparable period in 2010. The increase in other operating expenses over the prior year period is primarily attributable to an increase in litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing OPEB matters. For a discussion of our legal matters, including the OPEB litigation, see Item 1, “Legal Proceedings.”

In addition to the increase in litigation-related expenses described above, the increases were attributable to the continued growth in all segments, which included increased administrative support expense, rent, professional fees and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $4.9 billion at September 30, 2011 were up 17.3% over December 31, 2010. The increase is primarily attributable to increased receivables, trading inventory, available-for-sale and held-to-maturity securities, offset by decreases in cash and cash equivalents and bank loans. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2011, our liabilities were comprised primarily of short-term borrowings of $310.6 million, deposits of $2.1 billion at Stifel Bank and payables to brokerage clients, brokers, dealers and clearing organizations of $241.8 million and $143.4 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses and accrued employee compensation of $387.3 million. To meet our obligations to clients and operating needs, we have $214.6 million in cash. We also have client brokerage receivables of $526.8 million and $682.7 million in loans (including loans held for sale) at Stifel Bank.

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

Our bank assets consist principally of available-for-sale securities, retained loans, cash and cash equivalents and held-to-maturity securities. Stifel Bank’s current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements and support asset growth.

We rely exclusively on financing activities and distributions from our subsidiaries for funds to implement our business and growth strategies. Net capital rules, restrictions under the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board of Directors authorized the repurchase of an additional 3.0 million shares under our existing repurchase program. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. Under existing Board authorizations at November 7, 2011, we are permitted to buy an additional 4.3 million shares.

We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, committed unsecured line of credit and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $38.9 million to $214.6 million at September 30, 2011 from $253.5 million at December 31, 2010. Operating activities used cash of $129.3 million primarily due to an increase in operating assets and a decrease in operating liabilities, offset by the net effect of non-cash expenses and net income. Investing activities used cash of $620.4 million primarily due to purchases of available-for-sale and held-to-maturity securities and purchases of eligible ARS from our customers as part of our repurchase plan, increase in bank loans, and fixed asset purchases, offset by proceeds from maturities, calls and principal payments of our available-for-sale securities and the sale of proprietary investments. During the nine months ended September 30, 2011, we purchased $32.6 million in fixed assets, consisting primarily of information technology equipment, leasehold improvements and furniture and fixtures. Financing activities provided cash of $712.1 million primarily due to an increase in short-term borrowings from banks and securities loaned, offset by a decrease in securities sold under agreements to repurchase and repurchases of our common stock.

Funding Sources

Our short-term financing is generally obtained through short-term bank line financing on a secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. We maintain available ongoing credit arrangements with banks that provided a peak daily borrowing of $401.2 million during the nine months ended September 30, 2011. There are no compensating balance requirements under these arrangements.

At September 30, 2011, short-term borrowings from banks were $259.7 million at an average rate of 1.09%, which were collateralized by company-owned securities valued at $302.2 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $212.4 million and $91.9 million for the three months ended September 30, 2011 and 2010, respectively, at weighted average daily interest rates of 1.15% and 1.28%, respectively. The average bank borrowing was $196.0 million and $108.3 million for the nine months ended September 30, 2011 and 2010, respectively, at weighted average daily interest rates of 1.11% and 1.09%, respectively.

At September 30, 2011 and December 31, 2010, Stifel Nicolaus had a stock loan balance of $119.5 million and $27.9 million, respectively, at weighted average daily interest rates of 0.31% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $121.2 million and $99.5 million during the three months ended September 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.36% and 1.31%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $113.9 million and $66.3 million during the nine months ended September 30, 2011 and 2010, respectively, at weighted average daily effective interest rates of 1.36% and 1.48%, respectively. Customer-owned securities were utilized in these arrangements.

On September 8, 2010, we entered into an unsecured line of credit with two lenders totaling $50.0 million. We can draw upon this line, as long as certain restrictive covenants are maintained. At September 30, 2011, we had no advances on this line of credit. At September 30, 2011, we were in compliance with all covenants.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $499.4 million at September 30, 2011, all of which was unused, and a $5.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $2.1 billion at September 30, 2011.

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

Use of Capital Resources

On December 28, 2009, pursuant to an agreement with state securities authorities, we announced the modification of the previously announced ARS repurchase plan which provides, among other things, for ARS repurchases to be completed by December 31, 2011. At September 30, 2011, we estimate that our retail clients held $45.7 million par value of eligible ARS after issuer redemptions of $58.1 million par value and Stifel repurchases of $92.6 million par value. We estimate that we will repurchase ARS of $45.3 million par value by December 31, 2011. The amount estimated for repurchase represents ARS held by our clients at September 30, 2011, and assumes no issuer redemptions.

Separately, TWP has entered into Settlement and Release Agreements (“Settlement Agreements”) with certain customers, whereby it will purchase up to approximately $50.0 million par value of ARS in exchange for a release from any future claims. At September 30, 2011, we estimate that TWP customers held $38.6 million par value of ARS, which may be repurchased over the next 5 years. The amount estimated for repurchase assumes no issuer redemptions.

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration will consist of cash and stock based on the value of net assets at the close. In addition, we will pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction closed on October 1, 2011.

We have paid $40.2 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2011 through October 31, 2011. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining three months of 2011 and the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter are $13.7 million, $45.9 million, $35.7 million, $25.9 million, $16.8 million and $29.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At September 30, 2011, Stifel Nicolaus had net capital of $190.2 million, which was 30.7% of aggregate debit items and $177.8 million in excess of its minimum required net capital. At September 30, 2011, CSA’s and TWP’s net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2011, SN Ltd’s and TWPIL’s net capital and reserves were in excess of the financial resources requirement under the rules of the FSA. At September 30, 2011, SN Canada’s net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. We believe that, as of September 30, 2011, our company and Stifel Bank meet all capital adequacy requirements to which they are subject and are considered to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with Topic 820, “Fair Value Measurement and Disclosures.” Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. All other fair value measurements of financial instruments that do not fall within the Level 1 or Level 3 classification are considered Level 2. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have identified Level 3 cash instruments to include certain asset-backed securities, consisting of collateral loan obligation securities, that have experienced low volumes of executed transactions; and certain corporate bonds where there was less frequent or nominal market activity. Our Level 3 asset-backed securities are valued using cash flow models that utilize unobservable inputs. Level 3 corporate bonds are valued using prices from comparable securities.

At September 30, 2011, Level 3 assets for which we bear economic exposure were $188.7 million or 9.4% of the total assets measured at fair value. During the three months ended September 30, 2011, we recorded purchases of $35.9 million and sales and redemptions of $22.1 million of Level 3 assets. We transferred $0.3 million, net, out of Level 3 during the three months ended September 30, 2011. Our valuation adjustments (realized and unrealized) decreased the value of our Level 3 assets by $0.6 million. During the nine months ended September 30, 2011, we recorded purchases of $236.4 million and sales and redemptions of $249.0 million of Level 3 assets. We transferred $21.8 million, net, into Level 3 during the nine months ended September 30, 2011. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $6.0 million.

At September 30, 2011, Level 3 assets included the following: $137.9 million of auction rate securities and $50.8 million of private equity and other fixed income securities.

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Topic 450 (“Topic 450”), “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 1, “Legal Proceedings,” in Part II of this report for information on our legal, regulatory and arbitration proceedings.

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

In addition, impairment is measured on a loan-by loan basis for commercial and construction loans and a specific allowance established for individual loans determined to be impaired in accordance with Topic 310 “Receivables.” Impairment is measured using the present value of the impaired loan's expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is written off. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Derivative Instruments and Hedging Activities

Stifel Bank utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our company’s goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments exposes our company to credit and market risk. We manage credit risk through strict counterparty credit risk limits and/or collateralization agreements. At inception, we determine if a derivative instrument meets the criteria for hedge accounting under Topic 815, “Derivatives and Hedging.” Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative does not qualify for hedge accounting, no assessment of effectiveness is needed.

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

Topic 740 (“Topic 740”), “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At September 30, 2011, we had goodwill of $309.5 million and intangible assets of $30.6 million.

In accordance with Topic 350, “Intangibles – Goodwill and Other,” indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. Our annual goodwill impairment testing was completed as of July 31, 2011, with no impairment identified.

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

Market Risk

The potential for changes in the value of financial instruments owned by our company resulting from changes in interest rates and equity prices is referred to as “market risk.” Market risk is inherent to financial instruments, and accordingly, the scope of our market risk management procedures includes all market risk-sensitive financial instruments.

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

We are also exposed to market risk based on our other investing activities. These investments consist of investments in private equity partnerships, start-up companies, venture capital investments and zero coupon U.S. government securities and are included under the caption “Investments” on the consolidated statements of financial condition.

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

Additionally, we monitor, on a daily basis, the Value-at-Risk (“VaR”) in our trading portfolios using a ten day horizon and report VaR at a 99% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusual volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2011 and the daily VaR at September 30, 2011 and December 31, 2010 (in thousands):

	Nine Months Ended September 30, 2011			VaR calculation at
	High	Low	Daily Average	September 30, 2011	December 31, 2010
Daily VaR	$13,264	$4,130	$8,190	$10,691	$8,043

Stifel Bank's interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bank is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank’s Board of Directors. Stifel Bank utilizes a third party vendor to analyze the available data.

The following table illustrates the estimated change in net interest margin at September 30, 2011 based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	44.1%
+100	22.5%
0	—
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at September 30, 2011 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$690,670	$11,669	$8,237	$82
Securities	443,143	94,547	609,662	310,726
Interest-bearing cash	113,440	—	—	—
	$1,247,253	$106,216	$617,899	$310,808

Interest-bearing liabilities:
Transaction accounts and savings	$277,069	$321,756	$1,296,344	$227,619
Certificates of deposit	992	115	1,458	—
	278,060	321,871	1,297,802	227,619
GAP	969,192	(215,655)	(679,903)	83,189
Cumulative GAP	$969,192	$753,537	$73,634	$156,823

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $927.4 million, and the fair value of the collateral that had been sold or repledged was $52.8 million.

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

Stifel Bank extends credit to individual and commercial borrowers through a variety of loan products, including residential and commercial mortgage loans, home equity loans, construction loans and non-real-estate commercial and consumer loans. Bank loans are generally collateralized by real estate, real property, or other assets of the borrower. Stifel Bank’s loan policy includes criteria to adequately underwrite, document, monitor, and manage credit risk. Underwriting requires reviewing and documenting the fundamental characteristics of credit including character, capacity to service the debt, capital, conditions, and collateral. Benchmark capital and coverage ratios are utilized, which include liquidity, debt service coverage, credit, working capital, and capital to asset ratios. Lending limits are established to include individual, collective, committee, and board authority. Monitoring credit risk is accomplished through defined loan review procedures including frequency and scope.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 2 and “Legal Proceedings” in Item 1, Part II of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state and foreign securities regulators in the different jurisdictions in which we conduct business. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by Stifel Financial Corp.’s management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following supplements and amends our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, the ultimate resolution of these matters will not have a material adverse impact on our financial position. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in the United States District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”).  These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “Defendants”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”).

The suit arises out of purchases of certain CDOs by the OPEB trusts. The RBC entities structured and served as “arranger” for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Since the investments were made, we believe their value has declined, resulting in a total loss for the OPEB trusts.  The Plaintiffs have asserted that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse under the loan agreements entered into by Depfa Bank is each of the OPEB trusts’ respective assets and the moral obligation of each school district. The legal claims asserted include violation of the Wisconsin Securities Act, fraud, and negligence. The lawsuit seeks equitable relief, unspecified compensatory damages, treble damages, punitive damages, and attorney’s fees and costs. The Plaintiffs claim that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act. We believe the Plaintiffs reviewed and understood the relevant offering materials and that the investments were suitable based upon, among other things, our receipt of written acknowledgement of risks from each of the Plaintiffs. The Wisconsin State Court denied the Defendants’ motions to dismiss, and the Defendants have responded to the allegations of the Second Amended Complaint, denying the substantive allegations and asserting various affirmative defenses. Stifel Nicolaus and the RBC entities have asserted cross-claims for indemnity and contribution against each other. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to this lawsuit, and intend to vigorously defend all of the Plaintiffs’ claims.

Additionally, on July 25, 2011 we entered into a binding letter agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the “Depfa notes”). We subsequently consummated such purchase on August 23, 2011 pursuant to a definitive agreement with Depfa Bank. Included in the consolidated results of operations is a provision related to the acquisition of the Depfa notes and additional estimated probable litigation-related provisions associated with the civil and regulatory investigation in connection with the OPEB matters.

TWP LLC FINRA Matter

Prior to the acquisition of TWPG, the Financial Industry Regulatory Authority (“FINRA”) commenced an administrative proceeding against TWP, a wholly owned broker-dealer subsidiary of TWPG, related to a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA has alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP has filed an answer denying the substantive allegations and asserting various affirmative defenses. TWP has repurchased the ARS at issue from the customers at par. FINRA is seeking fines and other relief against TWP and the former employee. TWP is defending the FINRA proceeding vigorously.

On November 8, 2011, the FINRA hearing panel delivered a decision that will become a final decision after 45 days and fully resolve the matter unless FINRA appeals to the National Adjudicatory Council.  TWP will comply with the Order to pay a $0.2 million fine plus administrative fees and costs for failing to establish and maintain systems and procedures governing principal transactions effected by the firm.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2011.
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 – 31, 2011	—	$—	—	2,957,776
August 1 – 31, 2011	1,011,296	27.88	1,011,296	1,946,480
September 1 – 30, 2011	613,704	26.76	613,704	1,332,776
	1,625,000	$27.46	1,625,000

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2011, the maximum number of shares that may yet be purchased under this plan was 1.3 million. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares under our existing share repurchase program.

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
101.INS
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements. *

*
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

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman, President, and Chief Executive Officer

/s/ James M. Zemlyak
James M. Zemlyak Senior Vice President, and Chief Financial Officer
Date: November 9, 2011