Form 10-K
period 2011-12-31
STIFEL FINANCIAL CORP
filed 2012-02-28
CIK 720672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 001-09305
_________________________

STIFEL FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
Delaware	43-1273600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 N. Broadway, St. Louis, Missouri 63102-2188
 (Address of principal executive offices and zip code)

(314) 342-2000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.15 par value per share	New York Stock Exchange
Chicago Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange
6.70% Senior Notes Due 2022	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
_________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒                                                                                                             Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)                                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2011, was $2,007,785,048.(1)

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 23, 2012, was 53,720,878, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 35,455 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

(1) In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

_________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof.

STIFEL FINANCIAL CORP.

PART I

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic, political, regulatory, and market conditions, the investment banking and brokerage industries, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A, as well as those discussed in “External Factors Impacting Our Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), a full-service retail and institutional brokerage and investment banking firm. Stifel Nicolaus is the successor to a partnership founded in 1890. Our other subsidiaries include Thomas Weisel Partners LLC (“TWP”), a registered broker-dealer firm; Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Stifel Nicolaus Europe Limited (“SNEL”), our European subsidiary; Stifel Nicolaus Canada, Inc. (“SN Canada”), our registered Canadian broker-dealer subsidiary; Stifel Bank & Trust (“Stifel Bank”), a retail and commercial bank; and Stifel Trust Company, N.A. (“Stifel Trust”). Unless the context requires otherwise, the terms “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

With our century-old operating history, we have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are:

•	Private client services, including securities transaction and financial planning services;

•	Institutional equity and fixed income sales, trading and research, and municipal finance;

•	Investment banking services, including mergers and acquisitions, public offerings, and private placements; and

•	Retail and commercial banking, including personal and commercial lending programs.

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional, and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street.

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including our acquisition of the capital markets business of Legg Mason (“LM Capital Markets”) from Citigroup in December 2005 and the following acquisitions:

•
Ryan Beck Holdings, Inc. (“Ryan Beck”) and its wholly owned broker-dealer subsidiary, Ryan Beck & Company, Inc. – On February 28, 2007, we closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc. The acquisition was made because the combination of Stifel Nicolaus and Ryan Beck represented a good strategic fit between two well established regional broker-dealers with similar business models and cultures.

•
First Service Financial Company (“First Service”) and its wholly owned subsidiary, FirstService Bank – On April 2, 2007, we completed our acquisition of First Service, and its wholly owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank. Upon consummation of the acquisition, we became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank converted its charter from a Missouri bank to a Missouri trust company and changed its name to “Stifel Bank & Trust.” On December 30, 2009, Stifel Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of a branch office. The transaction was completed on April 30, 2010.

•
Butler, Wick & Co., Inc. (“Butler Wick”) – On December 31, 2008, we closed on the acquisition of Butler Wick, a privately held broker-dealer which specialized in providing financial advice to individuals, municipalities, and corporate clients. Butler Wick was headquartered in Youngstown, Ohio.

•
UBS Financial Services Inc. (“UBS”) – On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the “UBS Acquired Locations”) from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009, and October 16, 2009.

•
Thomas Weisel Partners Group, Inc. (“TWPG”) – On July 1, 2010, we acquired TWPG, an investment bank focused principally on the growth sectors of the economy, which generated revenues from three principal sources: investment banking, brokerage, and asset management. The investment banking group was comprised of two primary categories of services: corporate finance and strategic advisory. The brokerage group provides equity sales and trading services to institutional investors and offers brokerage and advisory services to high net worth individuals and corporate clients. The asset management group consists of private investment funds, public equity investment products, and distribution management. The employees of the investment banking, research, and institutional brokerage businesses of Thomas Weisel Partners LLC (“TWP”), a wholly owned subsidiary of TWPG, have been transitioned into Stifel Nicolaus.

•
Stone & Youngberg LLC (“Stone & Youngberg”) – On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and expands our Private Client Group. The purchase consideration consisted of cash and stock based on the value of net assets at closing. In addition, we may be required to pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction closed on October 1, 2011. The public finance, institutional sales and trading, and retail businesses were integrated with Stifel Nicolaus immediately after the acquisition.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. As a result of organizational changes in the second quarter of 2009, which included a change in the management reporting structure of our company, the segments formerly reported as Equity Capital Markets and Fixed Income Capital Markets have been combined into a single segment called Institutional Group. In addition, the UBS branch acquisition and related customer account conversion to our platform has enabled us to further leverage our customers’ assets, which allows us the ability to provide a full array of financial products to both our Private Client Group and Stifel Bank customers. As a result, during the third quarter of 2009, we changed how we manage these operating segments, and consequently, they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change. For a discussion of the financial results of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative description of business

As of December 31, 2011, we employed 5,097 associates, including 1,987 financial advisors, of which 154 are independent contractors. As of December 31, 2011, through our broker-dealer subsidiaries, we provide securities-related financial services to approximately 1.3 million client accounts of customers from the United States, Canada, and Europe. Our customers include individuals, corporations, municipalities, and institutions. Although we have customers throughout the United States, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel Nicolaus branch system and through CSA and TWP. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Nicolaus Branch System

At December 31, 2011, the Private Client Group, with a concentration in the Midwest and Mid-Atlantic regions and a growing presence in the Northeast, Southeast, and Western United States, had a network of 1,833 financial advisors located in 291 branch offices in 44 states and the District of Columbia. In addition, we have 154 independent contractors.

Our financial advisors provide a broad range of investments and services, including financial planning services to our clients. We offer equity securities; taxable and tax-exempt fixed income securities, including municipal, corporate, and government agency securities; preferred stock; and unit investment trusts. We also offer a broad range of externally managed fee-based products. In addition, we offer insurance and annuity products and investment company shares through agreements with numerous third-party distributors. We encourage our financial advisors to pursue the products and services that best fit their clients’ needs and that they feel most comfortable recommending. Our private clients may choose from a traditional, commission-based structure or fee-based money management programs. In most cases, commissions are charged for sales of investment products to clients based on an established commission schedule. In certain cases, varying discounts may be given based on relevant client or trade factors determined by the financial advisor.

Our independent contractors provide the same types of financial products and services to its private clients as does Stifel Nicolaus. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel Nicolaus.

Customer Financing

Client securities transactions are effected on either a cash or margin basis. When securities are purchased on a margin basis, the customer deposits less than the full cost of the security in their account. We make a loan to the customer for the balance of the purchase price. Such loans are collateralized by the purchased securities. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, Financial Industry Regulatory Authority (“FINRA”) margin requirements, and our internal policies, which usually are more restrictive than Regulation T or FINRA requirements. In permitting customers to purchase securities on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the amount of the customers’ indebtedness.

We offer securities-based lending, which allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. We establish approved lines and advance rates against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of securities-based lending are the amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $2.3 billion at December 31, 2011. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe this acquisition not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances.

Stifel Trust

During 2011, we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a trust company. Stifel Trust provides a wide range of trust, investment, agency and custodial services for our individual and corporate clients.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate, and consisted of 1,056 employees at December 31, 2011.

Research

Our research department consisted of 223 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach on servicing our clients as opposed to proprietary trading for our own account. Located in various cities in the United States as well as Geneva, London, and Madrid and Toronto and Calgary, our equity sales and trading team, consisting of 185 professionals and support associates, services approximately 2,500 clients globally.

The fixed income institutional sales and trading group consists of 232 professionals and support associates and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades in both tax-exempt and taxable products, with diversification across municipal, corporate, government agency, and mortgage-backed securities. Our fixed income inventory is maintained primarily to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 258 professionals and support associates, focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

Our public finance group, consisting of 103 professionals and support staff, acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and acts as manager or participant in offerings managed by other firms.

Syndicate

Our syndicate department coordinates marketing, distribution, pricing, and stabilization of our managed equity and debt offerings.  In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the deferred compensation plan modification, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges. At December 31, 2011, we employed 649 persons in this segment.

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

GROWTH STRATEGY

We believe our plans for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our private client and capital markets businesses. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise. We intend to pursue the following strategies with discipline:

•
Further expand our private client footprint in the U.S.  We have expanded the number of our private client branches from 39 at December 31, 1997 to 291 at December 31, 2011, and our branch-based financial advisors from 262 to 1,833 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $119.4 billion at December 31, 2011. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•
Further expand our institutional equity business both domestically and internationally.  Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 86 analysts covering over 1,100 companies at December 31, 2011. In addition, as of December 31, 2011, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•
Grow our investment banking business.  By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. With the merger with TWPG in 2010, we have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a mid-tier focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle-market and continue to align our investment banking coverage with our research footprint.

•
Focus on asset generation within our Stifel Bank operations and offer retail and commercial banking services to our clients.  We believe the banking services provided through Stifel Bank strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.

•
Establishment of Stifel Trust Company N.A.  During 2011 we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a Trust Company. Stifel Trust provides a wide range of trust, investment, agency and custodial services for our individual and corporate clients. We intend to offer trust services to our private client group clients.

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

We rely on the expertise acquired in our market area over our 121-year history, our personnel, and our equity capital to operate in the competitive environment.

REGULATION

Financial Holding Company Regulation

Under U.S. law, we are a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Consequently, our company and its business activities are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, not for the protection of stockholders or other creditors.

As a financial holding company, we are permitted (1) to engage in other activities that the Federal Reserve Board, working with the Secretary of the Treasury, determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or (2) to acquire shares of companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank, without the prior approval of the Federal Reserve Board.

In order to maintain our status as a financial holding company, we must remain “well capitalized” and “well managed” under applicable regulations. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

Subsidiary Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (“SEC”) is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SRO”), principally FINRA, and the Municipal Securities Rulemaking Board, and securities exchanges. SROs adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way we conduct our business.

As a result of federal and state registration and SRO memberships, broker-dealers are subject to overlapping schemes of regulation that cover all aspects of their securities businesses. Such regulations cover matters including capital requirements; uses and safekeeping of clients’ funds; conduct of directors, officers, and employees; recordkeeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; requirements for the registration, underwriting, sale, and distribution of securities; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades, and disclosures to customers.

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

Our U.S. broker-dealer subsidiaries are required by federal law to belong to Securities Investors Protection Corporation (“SIPC”). When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. If SIPC fund levels become inadequate, certain of our domestic broker-dealer subsidiaries may be required to pay a special assessment.

Stifel Bank is a Missouri State Bank, its deposits are insured by the FDIC up to the maximum authorized limit, and it is subject to regulation by the FDIC, as well as by the Missouri Division of Finance.

Several of our wholly owned subsidiaries, including Missouri Valley Partners, Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, TW Asset Management LLC, and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Stifel Trust is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to the laws and regulatory authorities of the jurisdictions in which they operate. SN Canada, our registered Canadian broker-dealer subsidiary, is subject to regulation by the securities commissions of Ontario, Quebec, Alberta, British Columbia, Manitoba, Saskatchewan, New Brunswick, and Nova Scotia; is a member of the Investment Industry Regulatory Organization of Canada (“IIROC”); and is a participating organization of the Toronto Stock Exchange, a member of the TSX Venture Exchange, and a dealer with the Canadian National Stock Exchange.

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

Our European subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Services Authority (“FSA”) in the United Kingdom and several UK securities and futures exchanges, including the London Stock Exchange. The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. SNEL operates a representative office in Geneva, Switzerland and a branch office in Madrid, Spain through pass-porting the FSA license to these European locations. In addition to the FSA, these offices are subject to the local regulations of their respective jurisdictions.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry and will impose significant new regulatory and compliance requirements, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve Board, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to our company.

•
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect Stifel Bank’s operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay.

•
Proprietary Trading. The Dodd-Frank Act adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments as determined by federal regulators. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities,” “risk-mitigating hedging activities,” and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including our company, unless an exception applies. The scope of the Volcker Rule will be more fully defined and implemented over a multi-year period through rulemakings by several federal agencies. As such, we cannot fully assess the impact of the Volcker Rule on its business until final rules and regulations are adopted.

•
Swaps and Derivatives. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. In addition, certain swaps and derivatives activities are required to be “pushed out” of insured depository institutions and conducted in non-bank affiliates. Rulemaking will also require certain persons to register as a “major swap participant” or a “swap dealer”, and will further clarify what swaps are required to be centrally cleared and settled. Rules will also be issued to enhance the oversight of payment, clearing and settlement entities.

•
Expanded FDIC Resolution Authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked to conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (“FDIA”) bank resolution regulations, and generally gives the FDIC more discretion than in the traditional non-bank bankruptcy context.

•
Corporate Governance and Executive Compensation. The Dodd-Frank Act includes various provisions dealing with corporate governance and executive compensation issues, including say on pay, proxy access, broker voting, compensation committees, clawbacks, new disclosure and additional requirements for financial institutions.

Many of the requirements of the Dodd-Frank Act will be implemented pursuant to regulations over the course of several months or years. Given the uncertainty associated with future regulatory actions, the full impact such requirements will have on our company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact our profitability, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, and could adversely affect certain of our company’s business activities. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new requirements.

Capital Requirements

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the FDIC and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company's and Stifel Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company's and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

Our broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its customers and other broker-dealers. Broker-dealers may be prohibited from expanding their business and declaring cash dividends. A broker-dealer that fails to comply with the Uniform Net Capital Rule may be subject to disciplinary actions by the SEC and SROs, such as FINRA, including censures, fines, suspension, or expulsion. Our non-U.S. subsidiaries are subject to regulatory supervision and requirements of the authorities of the jurisdictions in which they operate.

For further discussion of our net capital requirements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Public Company Regulation

As a public company whose common stock is listed on the New York Stock Exchange (“NYSE”) and the Chicago Stock Exchange (“CHX”), we are subject to corporate governance requirements established by the SEC, NYSE, and CHX, as well as federal and state law. Under the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of our Audit and Compensation Committees, ethical standards for our senior financial officers, implementation of an internal control structure and procedures for financial reporting, and additional responsibilities regarding financial statements for our Chief Executive Officer and Chief Financial Officer and their assessment of our internal controls over financial reporting. Compliance with all aspects of the Act, particularly the provisions related to management's assessment of internal controls, has imposed additional costs on our company, reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

Executive Officers

Information regarding our executive officers and their ages as of February 23, 2012, are as follows:
Name	Age	Position(s)
Ronald J. Kruszewski	53	Co-Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus.
Thomas W. Weisel	71	Co-Chairman of the Board of Directors of the Company.
James M. Zemlyak	51	Senior Vice President, Chief Financial Officer, and Director of the Company and Executive Vice President, Chief Operating Officer, and Director of Stifel Nicolaus.
Bernard N. Burkemper	63	Senior Vice President, Treasurer, and Controller of the Company and Chief Financial Officer of Stifel Nicolaus.
S. Chad Estep	38	Senior Vice President of the Company and Chief Compliance Officer of Stifel Nicolaus .
Richard J. Himelfarb	70	Vice Chairman, Senior Vice President and Director of the Company and Executive Vice President, Chairman of Investment Banking, and Director of Stifel Nicolaus.
David M. Minnick	55	Senior Vice President and General Counsel of the Company and Stifel Nicolaus.
Thomas P. Mulroy	50	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Institutional Group, and Director of Stifel Nicolaus.
Victor J. Nesi	51	Senior Vice President and Director of the Company and Executive Vice President, Director of Investment Banking, Co-Director of Institutional Group, and Director of Stifel Nicolaus.
Ben A. Plotkin	56	Vice-Chairman, Senior Vice President and Director of the Company and Executive Vice President of Stifel Nicolaus.
David D. Sliney	42	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus.

Ronald J. Kruszewski has been President, Chief Executive Officer, and Director of our company and Stifel Nicolaus since September 1997 and Chairman of the Board of Directors of our company and Stifel Nicolaus since April 2001. Prior thereto, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated, a securities broker-dealer firm, from 1993 to September 1997.

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

James M. Zemlyak has been Senior Vice President, Chief Financial Officer, and Director of our Company and Stifel Nicolaus since February 1999. Mr. Zemlyak served as our Company’s Treasurer from February 1999 to January 2012. Mr. Zemlyak has been Chief Operating Officer of Stifel Nicolaus since August 2002, and Executive Vice President of Stifel Nicolaus since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel Nicolaus from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

Bernard N. Burkemper was named Senior Vice President and Treasurer of our Company in January 2012. Mr. Burkemper has been Controller of our Company since April 1991 and Chief Financial Officer of Stifel Nicolaus since October 2006.

S. Chad Estep was named Senior Vice President of our Company in January 2012. Mr. Estep has been Chief Compliance Officer of Stifel Nicolaus since December 2005. Mr. Estep joined Stifel Nicolaus as the Director of Internal Audit in April 2005 following the Company’s acquisition of certain assets from PowellJohnson, Inc. where Mr. Estep served as the Controller from October 2002 to December 2004. Mr. Estep was employed by A.G. Edwards & Sons, Inc. from 2000 to 2001 where he worked as a Financial Advisor. Mr. Estep worked at J.C. Bradford & Co. as the Financial and Regulatory Reporting Manager from 1998 to 2000.

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

Victor J. Nesi has served as Executive Vice President, Director of Investment Banking, and Co-Director of our Institutional Group since July 2009. Mr. Nesi has served as Director of our company since August 2009. Mr. Nesi has responsibility for corporate finance investment banking activities and is Co-Director of our Capital Markets segment. Mr. Nesi has more than 20 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch’s investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

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

David D. Sliney has been a Senior Vice President of our company since May 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel Nicolaus and has served as a Director of Stifel Nicolaus since May 2003. Mr. Sliney is also responsible for our company’s Operations and Technology departments. Mr. Sliney joined Stifel Nicolaus in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm’s Equity Syndicate Department.

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

Additionally, we make available on our web site under “Investor Relations – Corporate Governance,” and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: Executive Committee charter, Audit Committee charter, Compensation Committee charter, Risk Management/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our web site any modifications to any of the available documents. The information on our website is not incorporated by reference into this report. Our Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, Missouri 63102, telephone: (314) 342-2000.

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

We are engaged in various financial services businesses. As such, we are affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including the inflation rate, and the related impact on the securities markets, including changes in volume and price levels of securities, fluctuations in interest rates, reduced investor confidence, and a slowdown in economic activity. These conditions historically have impacted our trading volume and net revenues and affected our profitability, including in recent periods. A significant portion of our revenue is derived from commissions, principal transactions, asset management and service fees, investment banking fees, and margin interest revenue. Accordingly, severe market fluctuations, weak economic conditions, or a decline in stock prices, trading volumes, or liquidity could have an adverse effect on our profitability. The financial services industry as a whole, including us, experienced reduced volumes and significant volatility in 2011, which negatively impacted our results of operations in 2011 and may continue to negatively impact our results of operations in 2012. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and reduced investment banking revenues.

On August 5, 2011, the credit rating agency Standard & Poor’s Financial Services LLC (“S&P”) lowered its long term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected S&P’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. The two other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings. Future downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse impacts on financial markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse effect on our business, financial condition and liquidity. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our business, financial condition and liquidity.

Continued or further credit dislocations or sustained market downturns may result in a decline in the volume of trades we execute for our clients and, therefore, to a decline in commission revenues. The interest rate volatility experienced in 2011 may continue into 2012, which together with municipal market uncertainty and volatility may negatively impact our fixed income institutional brokerage business. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. State and local governments continued to struggle with budget pressures caused by the recent recession, and concerns regarding municipal-issuer credit quality during 2011. If these trends continue, investor concerns could potentially reduce the volume and size of public finance transactions during 2012 and negatively impact our public finance business. A decline in the financial markets will reduce asset valuations and adversely impact our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues associated with this business. In addition, we could experience a reduction in the inflow of assets under management or an increase of outflows during times of market declines, which would adversely impact this business. The direction and level of interest rates are important factors in our earnings. Falling rates or rates that remain low may reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A low interest rate environment can also reduce fees earned on certain of our products. For example, in 2010 and 2011, we waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings.

Changes in regulations resulting from the Dodd-Frank Act or any new legislation may affect our business.

The market and economic conditions over the past few years have led to new legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections against fraud and abuse to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, while the details of many provisions are subject to additional studies and final rule writing by various applicable regulatory agencies. We will not be able to assess the ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy until all such rules and regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and its operations and interact with regulators, all of which while not currently anticipated, could significantly increase our costs and therefore materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies; and, to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

Additionally, we are closely monitoring regulatory developments related to the “Volcker Rule.” The Volcker Rule is a specific part of the Dodd-Frank Act originally proposed to restrict U.S. banks from making certain kinds of speculative investments that do not benefit their customers. Although we do not generally engage in significant proprietary trading for our own account, we nevertheless may be required to undertake changes. When the regulations are final, we will be in a position to complete a review of our relevant activities to make plans to comply with the Volcker Rule, which will likely not require full compliance until July 2014, subject to extensions. See Item 1, Business – Regulation,” for additional information on how the Dodd-Frank Act may impact our company.

Other regulatory changes and proposed changes concerning municipal securities and the issuance of public debt may adversely impact our business. These initiatives include: changes to existing “pay to play” rules for brokers, dealers, and municipal securities dealers; expansion of disclosure, suitability and pricing obligations for brokers, dealers and municipal securities dealers; and changes in the definition of, and registration requirements for, municipal advisers.

A number of changes have been proposed to the rules and regulations that govern our securities business, and other rules and regulations have been adopted, which may result in changes in the way in which we conduct our business. These legislative and regulatory initiatives could require us to change certain of our business practices, impose additional costs on us, limit the products that we offer, result in a loss of revenue, limit our competitiveness or our ability to pursue business opportunities, cause business disruptions, impact the value of assets that we hold, or otherwise adversely affect our business, results of operations, or financial condition. The long-term impact of these initiatives on our business practices and revenues will depend upon the successful implementation of our strategies and competitors’ responses to such initiatives, all of which are difficult to predict. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

Liquidity, or ready access to funds, is essential to our business. A compromise to our liquidity could have a significant negative effect on our financial condition. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to debt or equity capital markets, unforeseen cash or capital requirements and adverse legal settlements or judgments. Our broker-dealer and bank subsidiaries operate in highly regulated industries. These subsidiaries may require access to funds in order to meet certain capital and regulatory requirements. As a result, these subsidiaries may, in some instances, not be able to pay dividends to fund the obligations of the parent including debt obligations. If existing sources of liquidity do not satisfy our needs, we may have to seek additional outside financing or scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, and reducing our operating expenses. The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and our credit rating. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. As a result of any future concerns about the stability of the markets generally and the strength of counterparties specifically, lenders may from time to time curtail, or even cease, to provide funding to borrowers. If we are down-graded or put on negative watch by the rating agencies, it could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for additional information on liquidity and how we manage our liquidity risk.

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

•	regulatory changes affecting our operations;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions, and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or asset valuations, or volatility.

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

Wherever we operate, we are subject to legal, regulatory, political, economic and other inherent risks. The laws and regulations applicable to the securities and investment banking industries differ in each country. Our inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on our business and prospects in that country as well as in other countries. A political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

An inability to readily divest or transfer trading positions may result in financial losses to our business.

Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. While we hold a security, we are vulnerable to price and value fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. In addition, in times of market uncertainty, the inability to transfer inventory positions may have an impact on our liquidity as funding sources generally decline and we are unable to pledge the underlying security as collateral. Our liquidity may also be impacted if we choose to facilitate liquidity for specific products and voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions.

We are subject to credit risk.

Declines in the market value of securities may result in the failure of buyers and sellers of securities, including our clients, to fulfill their settlement obligations. Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

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

Declines in the value of securities held in our investment portfolio can negatively affect our earnings.

The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The recent period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed and auction rate securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings, and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. An unsustainable economic recovery leading to a renewed deterioration in economic or market conditions could result in impairment charges, similar to those experienced in 2008, which could materially adversely affect our results of operations.

Certain financial instruments, including trading securities owned, trading securities owned and pledged as collateral, investments, trading securities sold but not yet purchased and derivatives, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Difficult market environments may cause transferable instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. We also expect valuation to be increasingly influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

Regulatory and legal developments could adversely affect our business and financial condition.

The financial services industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business. We could be subject to civil liability, criminal liability, or sanctions, including revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, revocation of the licenses of our financial advisors, censures, fines, or a temporary suspension or permanent bar from conducting business if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our business, financial condition, and prospects. Moreover, our independent contractor subsidiaries, CSA and SNEL, give rise to a potentially higher risk of noncompliance because of the nature of the independent contractor relationships involved.

As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. The recent economic and political environment has caused regulators to increase their focus on the regulation of the financial services industry, including introducing proposals for new legislation. We are unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.  For additional information regarding our regulatory environment and our approach to managing regulatory risk, see Item 1, “Business – Regulation,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The regulatory investigations include inquiries from the SEC, FINRA, and several state regulatory authorities requesting information concerning our activities with respect to auction rate securities (“ARS”) and in connection with certain investments made by other post-employment benefit (“OPEB”) trusts formed by five Southwestern Wisconsin school districts.

In turbulent economic times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. These risks include potential liability under securities and other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives, and potential liability for other advice we provide to participants in strategic transactions. Legal actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could materially adversely affect our business, financial condition, or results of operations. In addition, adverse publicity from litigation and regulatory actions and litigation, as well as the failure to meet client expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

For a discussion of our legal matters, including ARS and OPEB litigation, and our approach to managing legal risk, see Item 3, “Legal Proceedings,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Failure to comply with regulatory capital requirements would significantly harm our business.

The SEC requires broker-dealers to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require our broker-dealer subsidiaries, to maintain a substantial portion of their assets in cash or highly liquid investments and are subject to qualitative judgments by regulators about components, risk weighting, and other factors. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to limitations on their activities, or in extreme cases, suspension or revocation of their registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and, ultimately, liquidation. Our European subsidiary, SNEL, is subject to similar limitations under applicable laws in the United Kingdom. Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). Failure to comply with the net capital rules could have material and adverse consequences, such as:

•	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

•
restricting us from withdrawing capital from our subsidiaries, even where our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, including the ability to complete acquisitions, pay interest on and repay the principal of our outstanding bonds or other debt from time to time, and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

In addition, as a bank holding company, we and our bank subsidiary are subject to various regulatory requirements administered by the federal banking agencies, including capital adequacy requirements pursuant to which we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices and are subject to the qualitative judgments of our regulators. See Item 1, “Business – Regulation,” for additional information regarding our regulatory environment.

We have experienced significant pricing pressure in certain areas of our business, which may impair our revenues and profitability.

In recent years, our business has experienced significant pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend towards using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

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

Competition for personnel within the financial services industry is intense. The cost of retaining skilled professionals in the financial services industry has escalated considerably, as competition for these professionals has intensified. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as a prospective employee’s decision to join us. As competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the amortization costs incurred by us in connection with the upfront loans we offer to financial advisors.

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

We have experienced rapid growth in the balance sheet of Stifel Bank. The increase is primarily attributable to the growth in securities-based loans and deposits as a result of the UBS Acquired Locations acquisition. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration-related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities. In addition, Stifel Bank has significantly grown its mortgage banking business. Although we believe we have adequate underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

We seek to manage, monitor, and control our operational, legal, and regulatory risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. In addition, we have undergone significant growth in recent years. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. We must also address potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest, but identifying and managing potential conflicts of interest can be complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for more information on how we monitor and manage market and certain other risks.

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

Our operations also rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’, or third parties’ operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

We may suffer losses if our reputation is harmed.

Our business depends on earning and maintaining the trust and confidence of clients and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.

Our current stockholders may experience dilution in their holdings if we issue additional shares of common stock as a result of future offerings or acquisitions where we use our common stock.

As part of our business strategy, we may continue to seek opportunities for growth through strategic acquisitions, in which we may consider issuing equity securities as part of the consideration. Additionally, we may obtain additional capital through the public or private sale of equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences, and privileges more favorable than those of the common stock. Moreover, if we issue additional shares of common stock in connection with future acquisitions or as a result of a financing, investors’ ownership interest in our company will be diluted.

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

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules, and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect our company. We do not carry insurance that would cover payments regarding these liabilities, except for insurance against certain fraudulent acts of our employees. In addition, our bylaws provide for the indemnification of our officers, directors and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability. For a discussion of our legal matters (including ARS and OPEB litigation) and our approach to managing legal risk, see Item 3, “Legal Proceedings.”

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending litigation and claims has increased over the last several years. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations as such fees occur. Securities class action litigation, in particular, is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2011. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2021. We have multiple sublease arrangements for approximately 60,000 square feet of office space in San Francisco, California, the terms of which expire at various times through 2015.

Location	Approximate Square Footage	Use
St. Louis, Missouri (1)	152,000	Headquarters and administrative offices of Stifel Nicolaus, Global Wealth Management operations (including CSA), and Institutional Group operations.
New York, New York	112,000	Global Wealth Management and Institutional Group operations.
Baltimore, Maryland	76,000	Institutional Group operations and Administrative offices.
San Francisco, California	104,000	Global Wealth Management and Institutional Group operations.
Florham Park, New Jersey	50,000	Global Wealth Management and Institutional Group operations.
Toronto, Ontario	20,000	Institutional Group operations.

(1)
During the year ended December 31, 2011, we purchased our principal executive offices in St. Louis, Missouri. As of February 2012, we occupy approximately 152,000 square feet of the available space in the building, and we anticipate taking additional space over time.

We also maintain operations in 316 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 291 private client offices, which are primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. In addition, Stifel Bank leases one location in the St. Louis area for its administrative offices and operations. Our Institutional Group segment leases 28 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of CSA, our independent contractor firm, are the responsibility of the respective independent financial advisors. The Geneva and Madrid Institutional Group branch offices are the responsibility of the respective consultancies associated with SNEL.

See Note 17 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

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

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matters described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”).  These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. Briefs supporting and opposing our motion have been filed with the Court.  We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “Defendants”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”).

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

Additionally, on July 25, 2011, we entered into a binding letter agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the “Depfa notes”). The Plaintiffs’ liabilities to repay the Depfa Notes compose the majority of the Plaintiffs’ claimed damages. We subsequently consummated such purchase on August 23, 2011 pursuant to a definitive agreement with Depfa Bank. Included in the consolidated results of operations is a provision related to the estimated probable litigation-related costs associated with the civil and regulatory investigation in connection with the OPEB matters.

TWP LLC FINRA Matter

On April 28, 2010, FINRA commenced an administrative proceeding against TWP involving a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP’s answer denied the substantive allegations and asserted various affirmative defenses. TWP repurchased the ARS at issue from the customers at par. FINRA sought fines and other relief against TWP and the former employee.

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs.  The FINRA hearing panel dismissed all other charges against TWP and the former employee. On December 5, 2011, FINRA appealed the hearing panel’s findings to the National Adjudicatory Council.

EDC Bond Issuance Matter

On January 16, 2012, our company and Stifel Nicolaus were named as defendants in a suit filed in Wisconsin state court with respect to Stifel Nicolaus’ role as initial purchaser in a $50.0 million bond offering under Rule 144A in January 2008. The bonds were issued by the Lake of the Torches Economic Development Corporation (“EDC”) in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the “Tribe”), who are also defendants in the action, together with Godfrey & Kahn, S.C. (“G&K”) who served as both issuer’s counsel and bond counsel in the transaction. In an ongoing action in federal court in Wisconsin related to the transaction, EDC was successful in its assertion that the bond indenture was void as an unapproved “management contract” under National Indian Gaming Commission regulations, and that accordingly the waiver of sovereign immunity contained in the indenture was void. After a remand from the Seventh Circuit Court of Appeals, the federal action continues regarding the validity of the bond documents other than the bond indenture.

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, “Saybrook”), and Wells Fargo Bank, NA (“Wells Fargo”), indenture trustee for the bonds (collectively, “plaintiffs”), brought the Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. Saybrook and Wells Fargo are also the plaintiffs in the federal court action, and they have moved the court to amend their claims in the federal action to include all of the claims and parties in the state court action. In the state court action, the plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys’ fees from us. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 23, 2012, was $38.43. As of that date, our common stock was held by approximately 19,600 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2011		2010
	High	Low	High	Low

First quarter	$49.94	$40.68	$39.75	$33.07
Second quarter	$48.91	$34.97	$39.67	$28.70
Third quarter	$40.44	$23.09	$33.33	$28.45
Fourth quarter	$34.50	$23.72	$42.09	$29.25

We did not pay cash dividends during 2011 or 2010 and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2011. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the quarter ended December 31, 2011.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At December 31, 2011, the maximum number of shares that may yet be purchased under this plan was 4.3 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the Securities Broker-Dealer Index for the five year period ended December 31, 2011. The AMEX Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index does not include our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2006, in our common stock, the Peer Group Index, the S&P 500 Index, and the AMEX Securities Broker-Dealer Index, with reinvestment of dividends.
	2007	2008	2009	2010	2011
Stifel Financial Corp.	$134	$175	$226	$237	$184
Peer Group	$103	$105	$115	$103	$103
S&P 500 Index	$105	$67	$84	$97	$99
AMEX Securities Broker-Dealer Index	$85	$32	$47	$50	$34

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

Oppenheimer Holdings, Inc.	SWS Group, Inc.
Sanders Morris Harris Group Inc.	Stifel Financial Corp.
Raymond James Financial, Inc.	Piper Jaffray Companies

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues:
Commissions	$561,081	$445,260	$345,520	$341,090	$315,514
Principal transactions	343,213	453,533	458,188	293,285	139,248
Asset management and service fees	228,834	193,159	117,357	122,773	101,610
Investment banking	199,584	218,104	125,807	83,710	169,413
Interest	89,466	65,326	46,860	50,148	59,071
Other income/(loss)	19,731	19,855	9,138	(2,159	8,234
Total revenues	1,441,909	1,395,237	1,102,870	888,847	793,090
Interest expense	25,347	13,211	12,234	18,510	30,025
Net revenues	1,416,562	1,382,026	1,090,636	870,337	763,065

Non-interest expenses:
Compensation and benefits	900,421	1,056,202	718,115	582,778	543,021
Occupancy and equipment rental	121,929	115,742	89,741	67,984	57,796
Communications and office supplies	75,589	69,929	54,745	45,621	42,355
Commissions and floor brokerage	27,040	26,301	23,416	13,287	9,921
Other operating expenses	152,975	114,081	84,205	68,898	56,126
Total non-interest expenses	1,277,954	1,382,255	970,222	778,568	709,219

Income before income tax expense	138,608	(229)	120,414	91,769	53,846
Provision for income taxes/(benefit)	54,474	(2,136)	44,616	36,267	21,676
Net income	$84,134	$1,907	$75,798	$55,502	$32,170

Earnings per common share:
Basic	$1.61	$0.04	$1.79	$1.54	$0.99
Diluted	$1.33	$0.03	$1.56	$1.32	$0.83

Weighted average number of common shares outstanding:
Basic	52,418	48,723	42,445	36,103	32,631
Diluted	63,058	57,672	48,441	42,109	38,584
Financial Condition
Total assets	$4,951,900	$4,213,115	$3,167,356	$1,558,145	$1,499,440
Long-term obligations	$89,457	$90,741	$101,979	$106,860	$124,242
Shareholders’ equity	$1,302,105	$1,253,883	$873,446	$593,185	$424,637

On March 7, 2011, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on April 5, 2011 to shareholders of record as of March 22, 2011. All share and per share information has been retroactively adjusted to reflect the stock split.

The following items should be considered when comparing the data from year-to-year: 1) the acquisition of Ryan Beck in February 2007; 2) the acquisition of FirstService Bank in April 2007; 3) the acquisition of Butler Wick on December 31, 2008; 4) the acquisition of the UBS Acquired Locations during the third and fourth quarters of 2009; 5) the merger with TWPG on July 1, 2010; 6) the acceleration of our deferred compensation expense during 2010 as a result of the plan modification; and 7) the acquisition of Stone & Youngberg on October 1, 2011. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year-to-year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street. We have grown our business both organically and through opportunistic acquisitions.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), and Stifel Nicolaus Canada, Inc. (“SN Canada”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg LLC (“Stone & Youngberg”), a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration consisted of cash, a portion paid at closing and a portion to be paid over the next three years, and stock based on the value of net assets at closing. In addition, we may be required to pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction closed on October 1, 2011.

Results for the year ended December 31, 2011

For the year ended December 31, 2011, our net revenues increased 2.5% to a record $1.42 billion compared to $1.38 billion in 2010, which represents our sixteenth consecutive annual increase in net revenues. Net income increased $82.2 million to $84.1 million for the year ended December 31, 2011, compared to $1.9 million in 2010.

The increase in net revenues from the prior year was primarily attributable to higher commission revenues as a result of increased client assets and higher productivity; growth in asset management and service fees as a result of an increase in assets under management through market performance and the merger with TWPG; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. The increase in revenue growth was offset by a decline in fixed income institutional brokerage revenues, and a decrease in investment banking revenues, which were negatively impacted by the challenging market conditions present throughout 2011.

The results for the year ended December 31, 2011 include litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts and certain merger-related. For a discussion of our legal matters, including the OPEB litigation, see Item 3, “Legal Proceedings.”

The results for the year ended December 31, 2010 include compensation expense for the acceleration of deferred compensation as a result of the modification of the company’s deferred compensation plan and certain compensation and non-compensation operating expenses associated with the merger of TWPG.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 30, 2011, the key indicators of the markets’ performance, the Dow Jones Industrial Average and the NASDAQ closed 5.5% higher, and 1.8% lower than their December 31, 2010 closing prices, respectively. At December 30, 2011, the S&P 500 closed at price that was consistent with its closing price at December 31, 2010.

As a participant in the financial services industry, we are subject to complicated and extensive regulation of our business. The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry and will impose significant new regulatory and compliance requirements, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. The expectation is that this new legislation will significantly restructure and increase regulation in the financial services industry, which could increase our cost of doing business, change certain business practices, and alter the competitive landscape.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011	2010	2009
Revenues:
Commissions	$561,081	$445,260	$345,520	26.0%	28.9%	39.6%	32.2%	31.7%
Principal transactions	343,213	453,533	458,188	(24.3)	(1.0)	24.2	32.8	42.0
Asset management and service fees	228,834	193,159	117,357	18.5	64.6	16.2	14.0	10.8
Investment banking	199,584	218,104	125,807	(8.5)	73.4	14.1	15.8	11.5
Interest	89,466	65,326	46,860	37.0	39.4	6.3	4.7	4.3
Other income	19,731	19,855	9,138	(0.6)	117.3	1.4	1.5	0.8
Total revenues	1,441,909	1,395,237	1,102,870	3.3	26.5	101.8	101.0	101.1
Interest expense	25,347	13,211	12,234	91.9	8.0	1.8	1.0	1.1
Net revenues	1,416,562	1,382,026	1,090,636	2.5	26.7	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	900,421	1,056,202	718,115	(14.7)	47.1	63.6	76.4	65.8
Occupancy and equipment rental	121,929	115,742	89,741	5.3	29.0	8.6	8.4	8.2
Communication and office supplies	75,589	69,929	54,745	8.1	27.7	5.3	5.1	5.0
Commissions and floor brokerage	27,040	26,301	23,416	2.8	12.3	1.9	1.9	2.2
Other operating expenses	152,975	114,081	84,205	34.1	35.5	10.8	8.3	7.8
Total non-interest expenses	1,277,954	1,382,255	970,222	(7.5)	42.5	90.2	100.1	89.0

Income before income taxes	138,608	(229)	120,414	*	(100.0)	9.8	(0.1)	11.0
Provision for income taxes/(benefit)	54,474	(2,136)	44,616	*	(104.8)	3.9	(0.2)	4.1
Net income	$84,134	$1,907	$75,798	* %	(97.5)%	5.9%	0.1%	6.9%

* Percentage not meaningful.

For the year ended December 31, 2011, our net revenues increased 2.5% to a record $1.42 billion compared to $1.38 billion in 2010, which represents our sixteenth consecutive annual increase in net revenues. Net income increased $82.2 million to $84.1 million for the year ended December 31, 2011, compared to $1.9 million in 2010. Net income for the year ended December 31, 2011 includes $29.4 million (after-tax) of litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts and certain merger-related expenses. Net income for 2010 included several significant expense items (after-tax): (1) $106.4 million of deferred compensation expense due to the modification of our deferred compensation plan, and (2) merger-related expenses of $16.5 million related to the merger with TWPG.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues:
Commissions	$561,081	$445,260	$345,520	26.0%	28.9%
Principal transactions	343,213	453,533	458,188	(24.3)	(1.0)
Asset management and service fees	228,834	193,159	117,357	18.5	64.6
Investment banking:
Capital raising	124,648	135,898	76,563	(8.3)	77.5
Advisory	74,936	82,206	49,244	(8.8)	66.9
	199,584	218,104	125,807	(8.5)	73.4
Net interest	64,119	52,115	34,626	23.0	50.5
Other income	19,731	19,855	9,138	(0.6)	117.3
Total net revenues	$1,416,562	$1,382,026	$1,090,636	2.5%	26.7%

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Except as noted in the following discussion of variances, the underlying reasons for the increase in net revenues can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment. The increase in net revenues for the year ended December 31, 2011 is attributable to the previously mentioned factors and the acquisition of TWPG on July 1, 2010. The operations of TWPG were integrated with Stifel Nicolaus immediately after the merger, therefore the results of the business, as acquired, does not exist as a discrete entity within our internal reporting structure.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2011, commission revenues increased 26.0% to $561.1 million from $445.3 million in 2010. The increase is primarily attributable to an increase in client assets and higher productivity.

Principal transactions – For the year ended December 31, 2011, principal transactions revenues decreased 24.3% to $343.2 million from $453.5 million in 2010. The decrease is primarily attributable to a decline in fixed income institutional brokerage revenues, which was negatively impacted by the challenging market conditions present during throughout 2011.

In addition to the items impacting our commissions and principal transactions, as described above, a portion of the increase in commissions and corresponding decrease in principal transactions was attributable to a change in classification of certain equity trades that were recorded as principal transactions during the year ended December 31, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

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

For the year ended December 31, 2011, asset management and service fee revenues increased 18.5% to $228.8 million from $193.2 million in 2010. The increase is primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from December 31, 2010, as a result of market performance, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. In addition, asset management and service fee revenues for the year ended December 31, 2011 were positively impacted by the addition of the TWPG asset management business starting on July 1, 2010. See “Assets in fee-based accounts” included in the table in “Results of Operations – Global Wealth Management.”

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, mergers and acquisitions, private placements and other investment banking advisory fees.

For the year ended December 31, 2011, investment banking revenues decreased 8.5%, to $199.6 million from $218.1 million in 2010. The decrease is primarily attributable to a decrease in capital raising and advisory fees as a result of the challenging market conditions that existed during 2011.

Capital raising revenues decreased 8.3% to $124.6 million for the year ended December 31, 2011 from $135.9 million in 2010.

For the year ended December 31, 2011, equity capital raising decreased 9.6% to $98.0 million from $108.4 million in 2010. For the year ended December 31, 2011, fixed income capital raising revenues decreased 2.9% to $26.6 million from $27.5 million in 2010.

Strategic advisory fees decreased 8.8% to $74.9 million for the year ended December 31, 2011 from $82.2 million in 2010.

Other income – For the year ended December 31, 2011, other income decreased 0.6% to $19.7 million from $19.9 million in 2010. The decrease is primarily attributable to lower investment gains recognized during 2011, offset by an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

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

Principal transactions – For the year ended December 31, 2010, principal transactions revenues decreased 1.0% to $453.5 million from $458.2 million in 2009. The growth of our company, both organically and through acquisitions, has been negatively impacted by the challenging fixed income market conditions that existed during most of 2010, which significantly impacted the flow in our fixed income business. The decline in principal transactions from 2009 is primarily attributable to decreases in revenue from corporate bonds and mortgage-backed securities.

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

Investment banking – Investment banking revenues include: (i) capital-raising revenues representing fees earned from the underwriting of debt and equity securities, (ii) sales credits, and (iii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements, and other investment banking advisory fees.

For the year ended December 31, 2010, investment banking revenues increased $92.3 million, or 73.4%, to $218.1 million from $125.8 million in 2009. The increase was primarily attributable to our acquisition of TWPG on July 1, 2010, and improved equity markets during the second half of 2010.

For the year ended December 31, 2010, capital-raising revenues increased $59.3 million, or 77.5%, to $135.9 million from $76.6 million in 2009. For the year ended December 31, 2010, equity capital-raising revenues increased 93.7% to $108.4 million from $56.0 million in 2009. For the year ended December 31, 2010, fixed income capital-raising revenues increased 33.4% to $27.5 million from $20.6 million in 2009.

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

Other income – For the year ended December 31, 2010, other income increased $10.8 million to $19.9 million from $9.1 million in 2009. The increase is primarily attributable to an increase in investment gains on our private equity investments, which were acquired from TWPG, of $4.8 million and the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board Options Exchange to shares in conjunction with its initial public offering during the second quarter of 2010 and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$456,208	$18,681	4.09%	$385,040	$16,532	4.29%	$290,043	$12,499	4.31%
Interest-earning assets (Stifel Bank) *	1,937,683	56,970	2.94%	1,293,339	35,146	2.72%	687,232	20,283	2.95%
Stock borrow (Stifel Nicolaus)	88,041	47	0.05%	78,313	22	0.03%	32,588	43	0.13%
Other (Stifel Nicolaus)		13,768			13,626			14,035
Total interest revenue		$89,466			$65,326			$46,860

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$199,613	$2,296	1.15%	$108,784	$1,102	1.01%	$107,383	$1,065	0.99%
Interest-bearing liabilities (Stifel Bank) *	1,805,544	16,731	0.93%	1,191,747	5,188	0.44%	626,754	4,649	0.74%
Stock loan (Stifel Nicolaus)	124,130	1,585	1.28%	69,507	1,071	1.54%	53,110	570	1.07%
Interest-bearing liabilities (Capital Trusts)	82,500	3,929	4.76%	82,500	5,077	6.15%	82,500	5,488	6.65%
Other (Stifel Nicolaus)		806			773			462
Total interest expense		$25,347			$13,211			$12,234
Net interest income		$64,119			$52,115			$34,626

* See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2011, net interest income increased to $64.1 million from $52.1 million in 2010.

For the year ended December 31, 2011, interest revenue increased 37.0% to $89.5 million from $65.3 million in 2010, principally as a result of an $21.8 million increase in interest revenue generated from the interest-earning assets of Stifel Bank and a $2.1 million increase in interest revenue from customer margin borrowing. The average interest-earning assets of Stifel Bank increased to $1.9 billion during the year ended December 31, 2011 compared to $1.3 billion in 2010 at weighted average interest rates of 2.94% and 2.72%, respectively. The average margin balances of Stifel Nicolaus increased to $456.2 million during the year ended December 31, 2011 compared to $385.0 million in 2010 at weighted average interest rates of 4.09% and 4.29%, respectively.

For the year ended December 31, 2011, interest expense increased 91.9% to $25.3 million from $13.2 million in 2010. The increase is primarily attributable to an increase in interest expense on interest-bearing liabilities of Stifel Bank and increased interest expense paid on borrowings from our unsecured line of credit during the year ended December 31, 2011, offset by a reduction in interest expense on the $35.0 million Cumulative Trust Preferred Security offered by Stifel Financial Capital Trust II whose interest rate switched from a fixed rate of 6.38% per year to a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% on an annual basis beginning on September 30, 2010. See “Net Interest Income” table above for more details. For a further discussion of interest expense see “Net Interest Income – Stifel Bank” below.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net interest income – For the year ended December 31, 2010, net interest income increased 50.5% to $52.1 million from $34.6 million in 2009.

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

For the year ended December 31, 2010, interest expense increased 8.0% to $13.2 million from $12.2 million in 2009. See “Net Interest Income” table above for more details.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Non-interest expenses:
Compensation and benefits	$900,421	$1,056,202	$718,115	(14.7	) %	47.1%
Occupancy and equipment rental	121,929	115,742	89,741	5.3		29.0
Communications and office supplies	75,589	69,929	54,745	8.1		27.7
Commissions and floor brokerage	27,040	26,301	23,416	2.8		12.3
Other operating expenses	152,975	114,081	84,205	34.1		35.5
Total non-interest expenses	$1,277,954	$1,382,255	$970,222	(7.5	) %	42.5%

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion and increased administrative overhead to support the growth in our segments. The increases in non-interest expenses for the year ended December 31, 2011 is also attributable to the acquisition of TWPG on July 1, 2010.

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

For the year ended December 31, 2011, compensation and benefits expense decreased 14.7%, or $155.8 million, to $900.4 million from $1.1 billion in 2010, which included $186.3 million related to the modification of the company’s deferred compensation plan and merger-related expenses. Excluding the acceleration of deferred compensation expense and merger-related expenses, compensation and benefits expense increased 3.3% from 2010. The increase is primarily attributable to increased base salaries and additional compensation expense from the acquisition of TWPG.

Compensation and benefits expense as a percentage of net revenues was 63.6% for the year ended December 31, 2011. Excluding the acceleration of deferred compensation expenses and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 62.9% for the year ended December 31, 2010.

For the year ended December 31, 2011, transitional pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, was $70.9 million (5.0% of net revenues), compared to $79.8 million (5.8% of net revenues) in 2010. The upfront notes are amortized over a five to ten year period. The decrease in transition pay is primarily attributable to a reduction in unit amortization as a result of the acceleration of deferred compensation in 2010 as a result of the modification of our deferred compensation plan.

Occupancy and equipment rental – For the year ended December 31, 2011, occupancy and equipment rental expense increased 5.3% to $121.9 million from $115.7 million during the year ended December 31, 2010. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of December 31, 2011, we have 320 locations compared to 312 at December 31, 2010.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2011, communications and office supplies expense increased 8.1% to $75.6 million from $69.9 million in 2010. The increase is primarily attributable to increased telecommunications costs as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2011, commissions and floor brokerage expense increased 2.8% to $27.0 million from $26.3 million in 2010. The increase is primarily attributable the growth of the business.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the year ended December 31, 2011, other operating expenses increased 34.1% to $153.0 million from $114.1 million during the year ended December 31, 2010.  The increase in other operating expenses over the prior year period is primarily attributable to an increase in litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts. For a discussion of our legal matters, including the OPEB litigation, see Item 3, “Legal Proceedings.” Excluding the litigation-related expenses of $45.4 million in 2011 and the merger-related expenses of $8.7 million in 2010, other operating expenses increased 2.1% from 2010.

The increase is also attributable to increased legal expenses, professional fees, conference expenses and travel and promotion expenses. The increase in legal expenses is attributable to a number of factors, including significant litigation and regulatory matters, and an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes – For the year ended December 31, 2011, our provision for income taxes was $54.5 million, representing an effective tax rate of 39.3%, compared to a benefit of $2.1 million in 2010. The 2010 provision was impacted by state tax adjustments, a change in the valuation allowance, and an increase in the rate applied to the Company’s deferred tax assets.

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

For the year ended December 31, 2010, transitional pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, was $79.8 million (5.8% of net revenues), compared to $56.2 million (5.2% of net revenues) in 2009.

Occupancy and equipment rental – For the year ended December 31, 2010, occupancy and equipment rental expense increased 29.0% to $115.7 million from $89.7 million during the year ended December 31, 2009. The increase was attributable to additional occupancy expense from organic growth and our merger with TWPG, including costs related to abandonment of certain leased property as a result of the merger. As of December 31, 2010, we had 312 locations compared to 294 at December 31, 2009.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the year ended December 31, 2010, communications and office supplies expense increased 27.7% to $69.9 million from $54.7 million in 2009.

Commissions and floor brokerage – For the year ended December 31, 2010, commissions and floor brokerage expense increased 12.3% to $26.3 million from $23.4 million in 2009.

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

Provision for income taxes/(benefit) – For the year ended December 31, 2010, our provision for income taxes was a benefit of $2.1 million compared to expense of $44.6 million in 2009.

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

SEGMENT ANALYSIS

Our reportable segments include Global Wealth Management, Institutional Group, and Other. The UBS Acquired Locations acquisition and related customer account conversion to our platform has enabled us to leverage our customers’ assets, which allows us the ability to provide a full array of financial products to both our private client group and Stifel Bank customers. As a result, during the third quarter of 2009, we changed how we manage these reporting units, and consequently, they were combined to form the Global Wealth Management segment. Previously reported segment information has been revised to reflect this change.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011	2010	2009
Revenues:
Commissions	$371,046	$321,541	$234,052	15.4%	37.4%	40.9%	38.2%	39.3%
Principal transactions	209,962	239,851	194,384	(12.5)	23.4	23.1	28.4	32.6
Asset management and service fees	228,045	192,073	116,818	18.7	64.4	25.1	22.8	19.6
Interest	79,083	54,543	35,269	45.0	54.6	8.7	6.5	5.9
Investment banking	20,475	22,768	14,906	(10.1)	52.7	2.3	2.7	2.5
Other income	21,442	22,202	8,626	(3.4)	157.4	2.3	2.6	1.5
Total revenues	930,053	852,978	604,055	9.0	41.2	102.4	101.2	101.4
Interest expense	21,895	9,709	8,081	125.5	20.1	2.4	1.2	1.4
Net revenues	908,158	843,269	595,974	7.7	41.5	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	528,835	503,456	370,157	5.0	36.0	58.2	59.7	62.1
Occupancy and equipment rental	61,548	60,886	50,487	1.1	20.6	6.8	7.2	8.5
Communication and office supplies	34,170	31,356	26,628	9.0	17.8	3.8	3.7	4.4
Commissions and floor brokerage	11,729	12,126	7,606	(3.3)	59.4	1.3	1.5	1.3
Other operating expenses	36,494	41,422	36,397	(11.9)	13.8	4.0	4.9	6.1
Total non-interest expenses	672,776	649,246	491,275	3.6	32.2	74.1	77.0	82.4
Income before income taxes	$235,382	$194,023	$104,699	21.3%	85.3%	25.9%	23.0%	17.6%

	December 31, 2011	December 31, 2010	December 31, 2009
Branch offices (actual)	291	285	272
Financial advisors (actual)	1,833	1,775	1,719
Independent contractors (actual)	154	160	166

Assets in fee-based accounts:
Value (in thousands)	$17,282,461	$14,800,052	$9,439,454
Number of accounts (actual)	69,131	57,269	44,217

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

NET REVENUES

For the year ended December 31, 2011, Global Wealth Management net revenues increased 7.7% to a record $908.2 million from $843.3 million in 2010. The increase in net revenues for the year ended December 31, 2011 from 2010 is attributable to higher commission revenues as a result of increased client assets and higher productivity; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; and growth in asset management and service fees as a result of an increase in assets under management through market performance. The increase in revenue growth was offset by a decline in principal transactions revenue as a result of lower trading volumes.

Commissions – For the year ended December 31, 2011, commission revenues increased 15.4% to $371.0 million from $321.5 million in 2010. The increase is primarily attributable to an increase in agency transactions in equities, mutual funds and insurance products, which is the direct result of an increase in the number of financial advisors, client assets and higher productivity.

Principal transactions – For the year ended December 31, 2011, principal transactions revenues decreased 12.5% to $210.0 million from $239.9 million in 2010. The decrease is primarily attributable to decreased principal transactions, primarily in corporate equity.

Asset management and service fees – For the year ended December 31, 2011, asset management and service fees increased 18.7% to $228.0 million from $192.1 million in 2010. The increase is primarily a result of a 16.8% increase in the value of assets in fee-based accounts from December 31, 2010 and a 20.7% increase in the number of managed accounts attributable principally to the continued growth of the private client group, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. In addition, asset management and service fee revenues for the year ended December 31, 2011 were positively impacted by the addition of the TWPG asset management business starting on July 1, 2010. See “Assets in fee-based accounts” included in the table above for further details.

Interest revenue – For the year ended December 31, 2011, interest revenue increased 45.0% to $79.1 million from $54.5 million in 2010. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank. See “Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential” below for a further discussion of the changes in net interest income. The increase is also attributable to an increase in interest revenue from customer margin borrowing to finance trading activity.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 10.1% to $20.5 million from $22.8 million in 2010. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Other income – For the year ended December 31, 2011, other income decreased 3.4% to $21.4 million from $22.2 million in 2010. The decrease is primarily attributable to lower investment gains recognized during 2011, offset by an increase in mortgage fees due to higher loan originations at Stifel Bank.

Interest expense – For the year ended December 31, 2011, interest expense increased 125.5% to $21.9 million from $9.7 million in 2010. The increase is primarily due to the growth of the interest-bearing liabilities of Stifel Bank. See “Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential” below for a further discussion of the changes in net interest income.

NON-INTEREST EXPENSES

For the year ended December 31, 2011, Global Wealth Management non-interest expenses increased 3.6% to $672.8 million from $649.2 million in 2010.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during 2011. As of December 31, 2011, we had 291 branch offices compared to 285 at December 31, 2010. In addition, since December 31, 2010, we have added 339 financial advisors and support staff.

Compensation and benefits – For the year ended December 31, 2011, compensation and benefits expense increased 5.0% to $528.8 million from $503.5 million in 2010. The increase is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement during the third quarter of 2010.

Compensation and benefits expense as a percentage of net revenues decreased to 58.2% for the year ended December 31, 2011, compared to 59.7% in 2010. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to the increase in net revenues and, to a lesser extent, the reduction in deferred compensation expense, offset by an increase in transition pay.

Transition pay consists of upfront notes, which are amortized over a five- to ten-year period, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts. Transition pay was $58.3 million (6.4% of net revenues) for the year ended December 31, 2011, compared to $54.9 million (6.5% of net revenues) in 2010.

Occupancy and equipment rental – For the year ended December 31, 2011, occupancy and equipment rental expense increased 1.1% to $61.5 million from $60.9 million in 2010. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in branch offices.

Communications and office supplies – For the year ended December 31, 2011, communications and office supplies expense increased 9.0% to $34.2 million from $31.4 million in 2010. The increase is primarily attributable to increased telecommunications costs as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2010, commissions and floor brokerage expense decreased 3.3% to $11.7 million from $12.1 million in 2010. The decrease was primarily attributable to lower transaction volumes during 2011.

Other operating expenses – For the year ended December 31, 2011, other operating expenses decreased 11.9% to $36.5 million from $41.4 million in 2010. The decrease is primarily attributable to a reduction in legal expenses, account transfer fees and travel from 2010.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2011, income before income taxes increased $41.4 million, or 21.3%, to $235.4 million from $194.0 million in 2010. Profit margins have improved as a result of the increase in revenue, and reductions in deferred compensation expense and other operating expenses from 2010. The increase in profit margins is primarily attributable to the elimination of start-up costs and efficiencies gained at the new branches opened in 2010 and 2009.

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

Commissions – For the year ended December 31, 2010, commission revenues increased 37.4% to $321.5 million from $234.1 million in 2009. The increase is primarily attributable to an increase in agency transactions in mutual fund and insurance products. These increases are primarily attributable to an increase in the number of financial advisors, client assets, and higher productivity. In addition, the market turmoil and downturns, which were at unprecedented levels at the beginning of 2009, have improved in 2010.

Principal transactions – For the year ended December 31, 2010, principal transactions revenues increased 23.4% to $239.9 million from $194.4 million in 2009. The increase is primarily attributable to increased principal transactions, primarily in OTC equity and municipal debt.

Asset management and service fees – For the year ended December 31, 2010, asset management and service fees increased 64.4% to $192.1 million from $116.8 million in 2009. The increase is primarily a result of a 56.8% increase in the value of assets in fee-based accounts in the current year and a 29.5% increase in the number of managed accounts attributable principally to the continued growth of the private client group and the impact of the addition of the TWPG asset management business. During the year ended December 31, 2010, we experienced a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers of approximately $50.0 million compared to approximately $30.0 million in the prior year. See “Assets in fee-based accounts” included in the table above for further details.

Interest revenue – For the year ended December 31, 2010, interest revenue increased 54.6% to $54.5 million from $35.3 million in 2009. The increase is primarily due to an increase in interest revenue from customer margin borrowing to finance trading activity and higher average customer margin balances. The increase is also attributable to the growth of the interest-earning assets of Stifel Bank.

Investment banking – For the year ended December 31, 2010, investment banking revenues, which represents sales credits related to the management of and participation in corporate and public finance underwritings, increased 52.7% to $22.8 million from $14.9 million in 2009.

Other income – For the year ended December 31, 2010, other income increased 157.4% to $22.2 million from $8.6 million in 2009. The increase is primarily attributable to an increase in investment gains recorded on our investment that hedges our deferred compensation liability, gains on our private equity investments, and an increase in mortgage fees due to an increase in loan originations at Stifel Bank.

Interest expense – For the year ended December 31, 2010, interest expense increased 20.1% to $9.7 million from $8.1 million in 2009. The increase is primarily due to the growth of the interest-bearing liabilities of Stifel Bank, offset by lower interest rates.

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

Compensation and benefits – For the year ended December 31, 2010, compensation and benefits expense increased 36.0% to $503.5 million from $370.2 million in 2009. The increase is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement during the third quarter of 2010.

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

Occupancy and equipment rental – For the year ended December 31, 2010, occupancy and equipment rental expense increased 20.6% to $60.9 million from $50.5 million in 2009.

Communications and office supplies – For the year ended December 31, 2010, communications and office supplies expense increased 17.8% to $31.4 million from $26.6 million in 2009.

Commissions and floor brokerage – For the year ended December 31, 2009, commissions and floor brokerage expense increased 59.4% to $12.1 million from $7.6 million in 2009.

Other operating expenses – For the year ended December 31, 2010, other operating expenses increased 13.8% to $41.4 million from $36.4 million in 2009. The increase is primarily attributable to the growth of our private client business, as well as an increase in litigation costs to defend industry recruiting claims. On a comparative basis, the increase over the prior year is offset by non-recurring license and registration fees, securities processing fees, and travel-related expenses associated with the UBS Acquired Locations acquisition during the fourth quarter of 2009.

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

The information required by Securities Act Guide 3 – Statistical Disclosure by Bank Holding Company is presented below:

I.      Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following table presents average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$108,936	$258	0.24%	$148,533	$404	0.27%
U.S. government agencies	9,373	161	1.72	56,796	609	1.07
State and political subdivisions:
Taxable	79,290	3,915	4.94	20,819	1,031	4.95
Non-taxable (1)	2,943	99	3.36	1,324	49	3.70
Mortgage-backed securities	769,317	22,780	2.96	549,666	14,804	2.69
Corporate bonds	326,451	8,629	2.64	57,606	2,254	3.91
Asset-backed securities	68,980	1,577	2.29	11,450	320	2.79
Federal Home Loan Bank (“FHLB”) and other capital stock	2,557	56	2.19	1,272	27	2.12
Loans (2)	494,639	16,791	3.39	364,811	12,347	3.38
Loans held for sale	75,197	2,704	3.60	81,062	3,301	4.07
Total interest-earning assets (3)	$1,937,683	$56,970	2.94%	$1,293,339	$35,146	2.72%
Cash and due from banks	6,685			6,717
Other non interest-earning assets	50,747			39,518
Total assets	$1,995,115			$1,339,574

Liabilities and shareholders’ equity:
Deposits:
Money market	$1,767,724	$16,608	0.94%	$1,162,749	$4,919	0.42%
Demand deposits	30,885	44	0.14	20,568	31	0.15
Time deposits	2,521	62	2.46	7,686	217	2.82
Savings	34	—	—	92	—	—
FHLB advances	4,380	17	0.39	652	21	3.22
Total interest-bearing liabilities (3)	$1,805,544	$16,731	0.93%	$1,191,747	$5,188	0.44%
Non-interest-bearing deposits	13,404			18,192
Other non-interest-bearing liabilities	28,361			14,352
Total liabilities	1,847,309			1,224,291
Shareholders’ equity	147,806			115,283
Total liabilities and shareholders’ equity	$1,995,115			$1,339,574
Net interest margin		$40,239	2.08%		$29,958	2.32%

(1) Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2) Loans on non-accrual status are included in average balances.
(3) See Net Interest Income table included in “Results of Operations” for additional information on our average balances and interest income and expenses.

	For the Year Ended December 31, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$195,783	$763	0.39%
U.S. government agencies	1,775	97	5.46
State and political subdivisions:
Taxable	—	—	—
Non-taxable (1)	1,096	45	4.11
Mortgage-backed securities	162,694	5,878	3.61
Corporate bonds	27,627	1,244	4.50
Asset-backed securities	16,997	717	4.22
FHLB and other capital stock	762	9	1.18
Loans (2)	239,879	9,914	4.13
Loans held for sale	40,619	1,616	3.98
Total interest-earning assets (3)	$687,232	$20,283	2.95%
Cash and due from banks	4,927
Other non interest-earning assets	23,289
Total assets	$715,448

Liabilities and shareholders’ equity:
Deposits:
Money market	$591,961	$3,841	0.65%
Demand deposits	11,072	29	0.26
Time deposits	20,104	676	3.36
Savings	303	—	—
FHLB advances	3,304	103	3.12
Federal funds and repurchase agreements	10	—	—
Total interest-bearing liabilities (3)	$626,754	$4,649	0.74%
Non-interest-bearing deposits	15,054
Other non-interest-bearing liabilities	3,014
Total liabilities	644,822
Shareholders’ equity	70,626
Total liabilities and shareholders’ equity	$715,448
Net interest margin		$15,634	2.27%

(1) Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2) Loans on non-accrual status are included in average balances.
(3) See Net Interest Income table included in “Results of Operations” for additional information on our average balances and interest income and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2011, interest revenue of $57.0 million was generated from weighted average interest-earning assets of $1.9 billion at a weighted average interest rate of 2.94%. For the year ended December 31, 2010, interest revenue of $35.1 million was generated from weighted average interest-earning assets of $1.3 billion at a weighted average interest rate of 2.72%. For the year ended December 31, 2009, interest revenue of $20.3 million was generated from weighted average interest-earning assets of $687.2 million at a weighted average interest rate of 2.95%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits, and other interest expense. The weighted average balance of interest-bearing liabilities during the year ended December 31, 2011, was $1.8 billion at a weighted average interest rate of 0.93%. The weighted average balance of interest-bearing liabilities during the year ended December 31, 2010, was $1.2 billion at a weighted average interest rate of 0.44%. For the year ended December 31, 2009, the weighted average balance of interest-bearing liabilities was $626.8 million at a weighted average interest rate of 0.74%.

The growth in Stifel Bank has been primarily driven by: (i) the conversion of the former UBS branches to the Stifel Nicolaus platform with money market funds and FDIC-insured balances, and (ii) the growth in deposits associated with brokerage customers of Stifel Nicolaus. At December 31, 2011, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $2.1 billion compared to $1.6 billion at December 31, 2010.

See the average balances and interest rates for Stifel Bank presented above for more information regarding average balances, interest income and expense, and average interest rate yields.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(98)	$(48)	$(146)	$(375)	$16	$(359)
U.S. government agencies	(1,605)	1,157	(448)	454	58	512
State and political subdivisions:
Taxable	2,887	(3)	2,884	515	516	1,031
Non-taxable	54	(4)	50	8	(4)	4
Mortgage-backed securities	6,387	1,589	7,976	9,696	(770)	8,926
Corporate bonds	6,851	(476)	6,375	1,019	(9)	1,010
Asset-backed securities	1,304	(47)	1,257	(102)	(295)	(397)
FHLB and other capital stock	28	1	29	5	13	18
Loans	4,404	40	4,444	7,862	(5,429)	2,433
Loans held for sale	(224)	(373)	(597)	1,714	(29)	1,685
	$19,988	$1,836	$21,824	$20,796	$(5,933)	$14,863

	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$3,493	$8,196	$11,689	$1,514	$(436)	$1,078
Demand deposits	15	(2)	13	3	(1)	2
Time deposits	(130)	(25)	(155)	(300)	(159)	(459)
FHLB advances	29	(33)	(4)	(120)	38	(82)
	$3,407	$8,136	$11,543	$1,097	$(558)	$539

Increases and decreases in interest revenue and interest expense result from changes in average balances (volume) of interest-earning bank assets and liabilities, as well as changes in average interest rates. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately.

II.      Investment Portfolio

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$1,105	$—	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489
	$1,204,205	$18,050	$(8,114)	$1,214,141
Held-to-maturity (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524
	$190,484	$3,742	$(5,155)	$189,071

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$—	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Commercial	66,912	1,212	(128)	67,996
Non-agency	29,319	744	(790)	29,273
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	—	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.

(2) Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2009
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$998	$13	$—	$1,011
State and municipal securities	960	32	—	992
Mortgage-backed securities:
Agency	432,820	1,880	(1,681)	433,019
Non-agency	39,905	683	(2,122)	38,466
Commercial	47,274	683	(317)	47,640
Corporate fixed income securities	40,788	2,102	—	42,890
Asset-backed securities	13,235	1,235	—	14,470
	$575,980	$6,628	$(4,120)	$578,488
Held-to-maturity (2)
Asset-backed securities	$7,574	—	(3,298)	$4,276

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

Based on the evaluation, we recognized a credit-related OTTI of $1.9 million in earnings for the year ended December 31, 2011. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

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

We believe the gross unrealized losses related to all other securities of $8.1 million as of December 31, 2011 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2011, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government securities	$100	$1,003	$—	$—	$1,103
State and municipal securities	190	2,785	—	83,957	86,932
Mortgage-backed securities:
Agency	—	—	—	404,662	404,662
Commercial	—	9,950	10,050	251,510	271,510
Non-agency	—	—	3,480	13,980	17,460
Corporate fixed income securities	39,422	348,889	17,674	—	405,985
Asset-backed securities	—	5,770	4,988	15,731	26,489
	$39,712	$368,397	$36,192	$769,840	$1,214,141
Held-to-Maturity:
Asset-backed securities	$—	$—	$44,882	$77,266	$122,148
Corporate fixed income securities	—	15,112	40,432	—	55,544
Municipal auction rate securities	—	—	—	12,792	12,792
	$—	$15,112	$85,314	$90,058	$190,484

Weighted-average yield (2)	3.18%	2.23%	3.09%	2.72%	2.63%

(1) Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

(2) The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2011.

III.           Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio for the periods indicated (in thousands):

	As of December 31,
	2011	2010	2009	2008	2007

Consumer	$371,399	$266,806	$227,436	$19,662	$4,044
Commercial	186,996	41,965	11,294	27,538	31,417
Residential real estate	51,755	49,550	52,086	58,778	24,285
Home equity lines of credit	24,086	30,966	33,369	28,612	1,524
Commercial real estate	3,107	1,637	10,152	38,446	39,184
Construction and land	514	524	952	13,968	24,447
	637,857	391,448	335,289	187,004	124,901
Unamortized loan origination costs, net of loan fees	(421)	392	1,556	591	—
Loans in process	4	233	14	(3,878)	109
Allowance for loan losses	(5,300)	(2,331)	(1,702)	(2,448)	(1,685)
	$632,140	$389,742	$335,157	$181,269	$123,325

The maturities of the loan portfolio at December 31, 2011, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total

$8,424	$158,778	$470,655	$637,857

The sensitivity of loans with maturities in excess of one year at December 31, 2011, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total

Fixed rate loans	$4,620	$35,818	$40,438
Variable or adjustable rate loans	154,158	434,837	588,995
	$158,778	$470,655	$629,433

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)

Allowance for loan losses, beginning of period	$2,331	$1,702	$2,448	$1,685	$—
Acquisition of Stifel Bank	—	—	—	—	1,127
Provision for loan losses	2,925	460	604	1,923	558
Charge-offs:
Residential real estate	(5)	(216)	(213)	(414)	—
Construction and land	—	—	(859)	(493)	(2)
Commercial real estate	(5)	—	(294)	(253)	—
Other	—	(2)	(25)	—	—
Total charge-offs	(10)	(218)	(1,391)	(1,160)	(2)
Recoveries	54	387	41	—	2
Allowance for loan losses, end of period	$5,300	$2,331	$1,702	$2,448	$1,685

Net charge-offs to average bank loans outstanding, net	(0.01)%	(0.05)%	0.58%	0.64%	0.00%

(1) The results of Stifel Bank are included prospectively from April 2, 2007, the date of acquisition.

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2011		December 31, 2010
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$2,595	29.3%	$696	10.7%
Residential real estate	679	8.1	681	12.7
Commercial real estate	633	0.5	278	0.4
Consumer	510	58.2	288	68.2
Unallocated	883	3.9	388	8.0
	$5,300	100.0%	$2,331	100.0%

	December 31, 2009		December 31, 2008
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$321	3.4%	$646	14.7%
Residential real estate	619	15.8	584	44.8
Commercial real estate	610	3.0	1,192	30.0
Consumer	152	77.8	26	10.5
Unallocated	—	—	—	—
	$1,702	100.0%	$2,448	100.0%

(1) Loan category as a percentage of total loan portfolio.

	December 31, 2007
	Balance	Percent (1)

Commercial and industrial	$56	3.3%
Residential real estate	100	5.9
Commercial real estate	972	57.7
Consumer	8	0.5
Unallocated	549	32.6
	$1,685	100.0%

(1) Loan category as a percentage of total loan portfolio.

At December 31, 2011, Stifel Bank had $2.3 million of non-accrual loans that were more than 90 days past due, for which there was a specific allowance of $0.6 million. Further, Stifel Bank had $0.3 million, $0.4 million and $0.5 million in troubled debt restructurings at December 31, 2011, 2010 and 2009, respectively. At December 31, 2010, 2009, 2008, and 2007, Stifel Bank had $1.1 million, $1.4 million, $0.6 million, and $0.7 million in non-accrual loans, respectively, for which there was a specific reserve of $0.2 million, $0.1 million, $0.2 million, and $0.3 million, respectively. In addition, there were no accrual loans delinquent 90 days or more or troubled debt restructurings at December 31, 2008 and 2007.

Stifel Bank does not engage in sub-prime lending. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2011, 2010, 2009, 2008, and 2007, were immaterial to the consolidated financial statements.

See the section entitled “Critical Accounting Policies and Estimates” herein regarding Stifel Bank’s policies for establishing loan loss reserves, including placing loans on non-accrual status.

V.      Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year ended December 31,
	2011		2010		2009
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate

Demand deposits (interest bearing)	$1,798,609	0.93%	$1,183,317	0.42%	$603,033	0.64%
Certificates of deposit (time deposits)	$2,521	2.46%	$7,686	2.82%	$20,104	3.36%
Demand deposits (non-interest bearing)	$13,404	*	$18,192	*	$15,054	*
Savings accounts	$34	—%	$92	—%	$303	—%

* Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2011, were as follows (in thousands):
0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

$249	$—	$545	$240	$1,034

VI.           Return on Equity and Assets

	Year Ended December 31,
	2011	2010	2009

Return on assets (net income as a percentage of average total assets)	1.78%	0.05%	2.93%
Return on equity (net income as a percentage of average shareholders’ equity)	6.54%	0.18%	9.97%
Dividend payout ratio (1)	—%	—%	—%
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	27.22%	29.16%	29.35%

(1) We did not declare or pay any dividends during 2011, 2010, or 2009.

VII.  Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2011:
Amount outstanding at December 31, 2011	$199,400	$124,711
Weighted average interest rate thereon	1.17%	0.17%

Maximum amount outstanding at any month-end	$310,600	$176,210

Average amount outstanding during the year	$199,613	$124,130
Weighted average interest rate thereon	1.15%	1.28%
Year Ended December 31, 2010:
Amount outstanding at December 31, 2010	$109,600	$27,907
Weighted average interest rate thereon	1.05%	0.26%

Maximum amount outstanding at any month-end	$259,700	$101,580

Average amount outstanding during the year	$108,784	$69,507
Weighted average interest rate thereon	1.01%	1.54%
Year Ended December 31, 2009:
Amount outstanding at December 31, 2009	$90,800	$16,667
Weighted average interest rate thereon	1.04%	0.33%

Maximum amount outstanding at any month-end	$212,300	$85,432

Average amount outstanding during the year	$107,383	$53,110
Weighted average interest rate thereon	0.99%	1.07%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change			As a Percentage of Net Revenues for the Year Ended December 31,
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009	2011	2010	2009
Revenues:
Commissions	$190,036	$123,719	$111,469	53.6%		11.0%	37.4%	22.8%	22.6%
Principal transactions	133,251	217,770	263,804	(38.8)		(17.5)	26.3	40.2	53.3
Capital raising	103,985	108,473	61,657	(4.1)		75.9	20.5	20.0	12.5
Advisory	75,123	83,425	49,244	(10.0)		69.4	14.8	15.4	10.0
Investment banking	179,108	191,898	110,901	(6.7)		73.0	35.3	35.4	22.5
Interest	7,603	8,315	9,847	(8.6)		(15.6)	1.5	1.5	2.0
Other income	2,108	4,255	1,331	(50.5)		219.7	0.4	0.8	0.3
Total revenues	512,106	545,957	497,352	(6.2)		9.9	100.9	100.7	100.7
Interest expense	4,709	4,118	3,260	14.4		26.4	0.9	0.7	0.7
Net revenues	507,397	541,839	494,092	(6.4)		9.8	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	323,503	315,329	287,835	2.6		9.6	63.8	58.2	58.3
Occupancy and equipment rental	23,129	19,663	16,249	17.6		21.0	4.5	3.6	3.3
Communication and office supplies	29,944	23,725	18,540	26.2		28.0	5.9	4.4	3.7
Commissions and floor brokerage	15,310	14,402	15,716	6.3		(8.4)	3.0	2.7	3.2
Other operating expenses	52,242	39,185	26,619	33.3		47.2	10.3	7.2	5.4
Total non-interest expenses	444,128	412,304	364,959	7.7		13.0	87.5	76.1	73.9
Income before income taxes	$63,269	$129,535	$129,133	(51.2	) %	0.3%	12.5%	23.9%	26.1%

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

NET REVENUES

For the year ended December 31, 2011, Institutional Group net revenues decreased 6.4% to $507.4 million from $541.8 million in 2010. The decrease in net revenues for the year ended December 31, 2011 over the prior year is primarily attributable to the decline in fixed income institutional brokerage revenues and investment banking revenues, which have been negatively impacted by the challenging market conditions present throughout 2011..

Commissions – For the year ended December 31, 2011, commission revenues increased 53.6% to $190.0 million from $123.7 million in 2010.

Principal transactions – For the year ended December 31, 2011, principal transactions revenues decreased 38.8%, to $133.3 million from $217.8 million in 2010.

The increase in commissions and a corresponding decrease in principal transactions is primarily attributable to a change in classification of certain equity trades that were recorded as principal transactions during the year ended December 31, 2010 that are now being recorded as commission revenues as a result of regulatory changes.

For the year ended December 31, 2011, equity institutional brokerage revenues increased 5.1% to $181.9 million from $173.0 million during 2010.

Lower fixed income trading volumes led to a decline in institutional brokerage revenues from the comparable periods in 2010. For the year ended December 31, 2011, fixed income institutional brokerage revenues decreased 16.1% to $141.4 million from $168.5 million in 2010. The lower institutional brokerage revenues were offset by the increase in revenue as a result of our acquisition of Stone & Youngberg on October 1, 2011.

Investment banking – For the year ended December 31, 2011, investment banking revenues decreased 6.7% to $179.1 million from $191.9 million in 2010. The decrease is primarily attributable to a decrease in equity capital raising and advisory fees due to market volatility and uncertainty that curtailed capital markets activity during 2011.

For the year ended December 31, 2011, capital raising revenues decreased 4.1% to $104.0 million from $108.5 million in 2010.

For the year ended December 31, 2011, equity capital raising revenues decreased 11.3% to $77.5 million from $87.5 million in 2010. The decrease was primarily attributable to a decrease in the number of transactions from 2010. During the year ended December 31, 2011, we were involved, as manager or co-manager, in 123 equity underwritings compared to 149 equity underwritings during 2010.

For the year ended December 31, 2011, fixed income capital raising revenues increased 25.8% to $26.5 million from $21.0 million in 2010. The increase is primarily attributable to an increase in the municipal bond origination business and our acquisition of Stone & Youngberg on October 1, 2011. For the year ended December 31, 2011, we were involved, as manager or co-manager, in 588 tax-exempt issues compared to 564 issues during 2010.

For the year ended December 31, 2011, strategic advisory fees decreased 10.0% to $75.1 million from $83.4 million in 2010. The decrease is attributable to a decrease in the number of completed equity transactions and the aggregate transaction value over 2010.

Interest revenue – For the year ended December 31, 2011, interest revenue decreased 8.6% to $7.6 million from $8.3 million in 2010.

Other income – For the year ended December 31, 2011, other income decreased 50.5% to $2.1 million from $4.3 million during the comparable period in 2010. The decrease is primarily attributable to unrealized investment losses recognized during the quarter compared to unrealized investment gains during 2010.

Interest expense – For the year ended December 31, 2011, interest expense increased 14.4% to $4.7 million from $4.1 million in 2010.  The increase is primarily attributable to increased levels of inventory and the related borrowing costs to fund our inventory purchases.

NON-INTEREST EXPENSES

For the year ended December 31, 2011, Institutional Group non-interest expenses increased 7.7% to $444.1 million from $412.3 million in 2010. The fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 261 revenue producers and support staff since December 31, 2010, including approximately 95 revenue producers and support staff from our acquisition of Stone & Youngberg.

Compensation and benefits – For the year ended December 31, 2011, compensation and benefits expense increased 2.6% to $323.5 million from $315.3 million in 2010. The increase is primarily attributable to increased base salaries and additional compensation expense resulting from the acquisition of TWPG.

Compensation and benefits expense as a percentage of net revenues was 63.8% for the year ended December 31, 2011 compared to 58.2% for the year ended December 31, 2010. The higher compensation ratio for the year ended December 31, 2011 was driven by the impact of increased fixed compensation costs on a reduced revenue base.

Occupancy and equipment rental – For the year ended December 31, 2011, occupancy and equipment rental expense increased 17.6% to $23.1 million from $19.7 million in 2010. The increase is primarily due to the increase in rent and depreciation expense as a result of the growth of the segment.

Communications and office supplies – For the year ended December 31, 2011, communications and office supplies expense increased 26.2% to $29.9 million from $23.7 million in 2010. The increase is primarily attributable to increased telecommunications costs as a result of the growth of the business

Commissions and floor brokerage – For the year ended December 31, 2011, commissions and floor brokerage expense increased 6.3% to $15.3 million from $14.4 million during the comparable period in 2010. The increase is primarily attributable to higher expenses associated with accessing electronic communications networks.

Other operating expenses – For the year ended December 31, 2011, other operating expenses increased 33.3% to $52.2 million from $39.2 million in 2010. The increase is primarily attributable to an increase in industry conference expenses, higher travel and promotion costs, and professional fees

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2011, income before income taxes for the Institutional Group segment decreased 51.2% to $63.3 million from $129.5 million in 2010. Profit margins have diminished as a result of the increase in non-interest expenses. In addition, our margins have been impacted by the decline in fixed income institutional brokerage revenues and investment banking revenues, which have been negatively impacted by the challenging market conditions present throughout 2011.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

NET REVENUES

For the year ended December 31, 2010, Institutional Group net revenues increased 9.8% to $541.8 million from $494.1 million in 2009. The increase in net revenues is primarily attributable to improved equity capital markets and our acquisition of TWPG on July 1, 2010.

Principal transactions – For the year ended December 31, 2010, principal transactions revenues decreased 17.5%, to $217.8 million from $263.8 million in 2009. Principal transactions revenues were negatively impacted by challenging fixed income market conditions during 2010, which contributed to lower trading volumes and the tightening of corporate bond spreads. Additionally, in the second half of 2010, investor concerns over credit risk continued, which led to wider credit spreads and lower client activity in municipal products and reduced trading performance.  The impact of the decline in our fixed income business was offset by improved equity market conditions during the second half of 2010.

Commissions – For the year ended December 31, 2010, commission revenues increased 11.0% to $123.7 million from $111.5 million in 2009. The increase is attributable to an increase in trading volumes in equities over the prior year.

Investment banking – For the year ended December 31, 2010, investment banking revenues increased 73.0% to $191.9 million from $110.9 million in 2009. The increase is attributable to an increase in equity financing revenues and advisory fee revenues from the prior year and the acquisition of TWPG, which closed on July 1, 2010.

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

Interest revenue – For the year ended December 31, 2010, interest revenue decreased 15.6% to $8.3 million from $9.8 million in 2009. The decrease in interest revenues is primarily attributable to decreased interest earned on our trading inventory during 2010.

Interest expense – For the year ended December 31, 2010, interest expense increased 26.4% to $4.1 million from $3.3 million in 2009.

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

Compensation and benefits – For the year ended December 31, 2010, compensation and benefits expense increased 9.6% to $315.3 million from $287.8 million in 2009. The increase is principally due to increased compensation as a result of the acquisition of TWPG on July 1, 2010, offset by the elimination of deferred compensation expense as a result of the modification to our deferred compensation plan, whereby we removed the service requirement, as previously discussed. Compensation and benefits expense as a percentage of net revenues decreased to 58.2% for the year ended December 31, 2010, compared to 58.3% in 2009.

The change in compensation and benefits expense as a percent of net revenues is primarily attributable to the increase in net revenues and profitability and, to a lesser extent, the reduction in deferred compensation expense, offset by an increase in compensation expense due to the acquisition of TWPG.

Occupancy and equipment rental – For the year ended December 31, 2010, occupancy and equipment rental expense increased 21.0% to $19.7 million from $16.2 million in 2009.

Communications and office supplies – For the year ended December 31, 2010, communications and office supplies expense increased 23.7% to $23.7 million from $18.5 million in 2009.

Commissions and floor brokerage – For the year ended December 31, 2010, commissions and floor brokerage expense decreased 8.4% to $14.4 million from $15.7 million in 2009. The decrease is primarily attributable to vendor billing issues, resulting in higher than normal expense for the year ended December 31, 2009.

 Other operating expenses – For the year ended December 31, 2010, other operating expenses increased 47.2% to $39.2 million from $26.6 million in 2009. The increase is primarily attributable to merger-related costs associated with the acquisition of TWPG, including approximately $3.0 million in transaction costs.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2010, income before income taxes for the Institutional Group segment increased 0.3%, to $129.5 million from $129.1 million in 2009. Increased non-interest expense resulting from the TWPG acquisition and decreased fixed income institutional brokerage revenues and fixed income trading profits have resulted in lower profit margins.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			As a Percentage of Net Revenues for the Year Ended December 31,
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Net revenues	$1,007	$(3,082)	$570	132.7%		*	%

Non-interest expenses:
Compensation and benefits	48,084	237,417	60,124	(79.7)		294.9
Other operating expenses	112,966	83,288	53,864	35.6		54.6
Total non-interest expenses	161,050	320,705	113,988	(49.8)		181.4
Loss before income taxes	$(160,043)	$(323,787)	$(113,418)	(50.6	) %	185.5%

* Percentage is not meaningful.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Net revenues – For the year ended December 31, 2011, net revenues increased $4.1 million from 2010. The increase in net revenues is primarily attributable to lower investment losses recognized in 2011, offset by an increase in other-than temporary impairment charges. For the year ended December 31, 2011 we recognized an impairment charge of $1.9 million on our held-to-maturity investment due to an other-than-temporary decline in value during 2011.

Compensation and benefits – For the year ended December 31, 2011, compensation and benefits expense decreased 79.7% to $48.1 million from $237.4 million in 2010, which included $186.3 million related to the modification of the company’s deferred compensation plan and merger-related expenses.

Other operating expenses – For the year ended December 31, 2011, other operating expenses increased 35.6% to $113.0 million from $83.3 million in 2010. The increase in other operating expenses over the prior year period is primarily attributable to an increase in litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts. For a discussion of our legal matters, including the OPEB litigation, see Item 3, “Legal Proceedings.”

In addition to the increase in litigation-related expenses described above, the increase was attributable to increased administrative support expense, rent, professional fees and legal expenses. The increase in legal expenses is attributable to a number of factors, including significant litigation and regulatory matters, and an increase in the number of customer claims, as well as litigation costs to defend industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net revenues – For the year ended December 31, 2010, net revenues decreased $3.7 million from the prior year. The decrease in net revenues for the year ended December 31, 2010, is primarily attributable to an increase in investment losses. In addition, we recorded an impairment charge of $0.9 million on a held-to-maturity investment during 2010 due to an other-than-temporary decline in value. The decrease in net revenues is offset by the recognition of a $2.1 million gain on the conversion of our seat membership on the Chicago Board Options Exchange to shares in conjunction with its initial public offering during the second quarter of 2010.

Compensation and benefits – For the year ended December 31, 2010, compensation and benefits expense increased $177.3 million to $237.4 million from $60.1 million in 2009. The increase is primarily attributable to an increase in deferred compensation expense due to the modification of our deferred compensation plan. We accelerated all unvested deferred compensation as a result of the plan modification resulting in a non-cash, pre-tax charge of $179.5 million.

Other operating expenses – For the year ended December 31, 2010, other operating expenses increased 14.8% to $83.3 million from $53.9 million in 2009. The increase is primarily attributable to the continued growth in all segments during 2010, which included merger-related expenses of $19.0 million related to our acquisition of TWPG. In addition, the growth of our company contributed to increased SIPC assessments, securities processing fees, travel and promotion, and legal expenses. The increase in legal expenses is attributable to an increase in the number of customer claims arising from volatile market conditions. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $5.0 billion at December 31, 2011, were up 17.5% over December 31, 2010. The increase is primarily attributable to an increase in receivables, trading inventory, the investment portfolio at Stifel Bank, and the recognition of goodwill and intangibles associated with our acquisition of Stone & Youngberg. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions. The increase in assets is primarily attributable to the growth of our company, both organically and through the acquisition of Stone & Youngberg.

As of December 31, 2011, our liabilities were comprised primarily of short-term borrowings of $199.4 million, deposits of $2.1 billion at Stifel Bank, and payables to customers, and brokers, dealers and clearing organizations of $245.9 million and $139.9 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $461.3 million. To meet our obligations to clients and operating needs, we had $167.7 million in cash and cash equivalents at December 31, 2011. We also had client brokerage receivables of $560.0 million at Stifel Nicolaus and $763.9 million in loans at Stifel Bank.

Liquidity and Capital Resources

Management of Our Liquidity

Liquidity is essential to our business. We regularly evaluate cash requirements for current operations, commitments, development activities, and capital expenditures, and we may elect to raise additional funds for these purposes in the future through the issuance of either debt or equity, under our universal shelf registration filed with the SEC on January 11, 2012.

Management assesses our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital markets conditions, and other relevant circumstances.

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

Our bank assets consist principally of available-for-sale and held-to-maturity securities, retained loans, and cash and cash equivalents. Stifel Bank’s current liquidity needs are generally met through deposits from bank clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements, and support asset growth.

We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, depend upon the earnings of our subsidiaries. In addition, we depend on the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to provide us with funds to pay our obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries to us would be subject to regulatory or contractual restrictions. Payments to us by our subsidiaries also will be contingent upon our subsidiaries’ earnings and business considerations. Net capital rules, restrictions under the borrowing arrangements of our subsidiaries, as well as the earnings, financial condition, and cash requirements of our subsidiaries, may each limit distributions to us from our subsidiaries.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At December 31, 2011, the maximum number of shares that may yet be purchased under this plan was 4.3 million. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents decreased $85.8 million to $167.7 million at December 31, 2011, from $253.5 million at December 31, 2010. Operating activities provided $45.9 million of cash primarily due to net income recognized in 2011 and the net effect of non-cash items, offset by an increase in operating assets and a decrease in operating liabilities. Investing activities used cash of $716.1 million due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank,  purchases of eligible ARS from our customers as part of our voluntary repurchase plan, fixed asset purchases and the acquisition of Stone & Youngberg, offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. During the year ended December 31, 2011, we purchased $59.7 million in fixed assets, which included the purchase of our principal executive offices in St. Louis, information technology equipment, leasehold improvements, and furniture and fixtures. Financing activities provided cash of $585.1 million principally due to the increase in affiliated deposits and proceeds received from bank borrowings, offset by repurchases of our common stock.

Funding Sources

We use a variety of funding sources to obtain funds, which includes, but is not limited to, gathering deposits, issuing equity securities, and securitizing assets. Further liquidity is available to our company through committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At December 31, 2011, we have $181.1 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period such redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents

We held $167.7 million of cash and cash equivalents at December 31, 2011, compared to $253.5 million at December 31, 2010. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale

We held $1.2 billion in available-for-sale investment securities at December 31, 2011, compared to $1.0 billion at December 31, 2010. As of December 31, 2011, the weighted average life of the investment securities portfolio was approximately 2.8 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

Deposits

Deposits have become one of our largest funding sources. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”).

As of December 31, 2011, we had $2.1 billion in deposits compared to $1.6 billion at December 31, 2010. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2011 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $401.2 million during the year ended December 31, 2011. There are no compensating balance requirements under these arrangements.

At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $293.0 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $199.6 million, $108.8 million, and $107.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, at weighted average daily interest rates of 1.15%, 1.01%, and 0.99%, respectively.

At December 31, 2011 and 2010, Stifel Nicolaus had a stock loan balance of $124.7 million and $27.9 million, respectively, at weighted average daily interest rates of 0.17% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $124.1 million, $69.5 million, and $53.1 million during the years ended December 31, 2011, 2010, and 2009, respectively, at weighted average daily effective interest rates of 1.28%, 1.54%, and 1.07%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings

Our committed short-term bank line financing at December 31, 2011 consisted of a $50.0 million committed revolving credit facility with two banks, which was renewed in December 2011. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

We can draw upon this line, as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are also required to maintain compliance with a minimum consolidated tangible net worth covenant under which we are required to have at all times a consolidated tangible net worth, as defined in the revolving credit facility, of not less than the greater of (x) $625.0 million or (y) 80% of the consolidated tangible net worth as of the last day of the previous fiscal year and a maximum consolidated total capitalization ratio covenant under which we are required to have at all times a consolidated total capitalization ratio, as defined in the revolving credit facility, of not more than 25%. In addition, Stifel Nicolaus, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

At December 31, 2011, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $613.5 million at December 31, 2011, all of which was unused, and a $5.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Our federal funds agreement was increased to $25.0 million in January 2012. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $2.1 billion at December 31, 2011.

Public Offering of Senior Notes

On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “notes”). Interest on the notes will accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $169.3 million, after discounts, commissions and expenses, will be used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor’s Financial Services LLC of BBB-, along with a BBB- rating on the notes.

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

The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and our credit rating. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. As a result of any future concerns about the stability of the markets generally and the strength of counterparties specifically, lenders may from time to time curtail, or even cease, to provide funding to borrowers.

We believe our current rating depends upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit rating. A reduction in our credit rating could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all.

As a holding company, whereby all of our operations are conducted through our subsidiaries, our cash flow and our ability to service our debt, including the notes, depend upon the earnings of our subsidiaries. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on the notes or to provide us with funds to pay our obligations, whether by dividends, distributions, loans or other payments.

Use of Capital Resources

On December 28, 2009, we announced that Stifel Nicolaus had reached an agreement between the State of Missouri, the State of Indiana, the State of Colorado, and with an association of other State securities regulatory authorities regarding the repurchase of ARS from Eligible ARS investors. We completed the final phase of the previously announced modified ARS repurchase plan during the fourth quarter of 2011. For the year ended December 31, 2011, we repurchased ARS of $48.7 million par value from our retail clients.

Separately, TWP has entered into settlement and release agreements with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2011, we estimate that TWP customers held $36.0 million par value of ARS, which may be repurchased over the next 5 years. The amount estimated for repurchase assumes no issuer redemptions.

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and expands our Private Client Group. The purchase consideration consisted of cash, a portion paid at closing and a portion to be paid over the next three years, and stock based on the value of net assets at closing. In addition, we may be required to pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The transaction closed on October 1, 2011.

We utilize transition pay, principally in the form of upfront demand notes, to financial advisors and certain key revenue producers as part of our overall growth strategy. The initial value of the notes is determined primarily by the financial advisors’ trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the years ended December 31, 2012, 2013, 2014, 2015, 2016, and thereafter are $49.2 million, $38.4 million, $28.6 million, $19.5 million, $12.8 million, and $20.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

The following table summarizes the activity related to our company’s demand note receivable from January 1, 2010 to December 31, 2011 (in thousands):

	December 31, 2011	December 31, 2010

Beginning balance	$181,357	$185,123
Notes issued – organic growth	38,654	39,777
Notes issued – acquisitions (1)	7,830	4,681
Amortization	(55,923)	(50,162)
Other	799	1,938
Ending balance	$172,717	$181,357

(1) Notes issued in conjunction with the acquisitions of S&Y and TWPG in 2011 and 2010, respectively.

We have paid $46.5 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2011. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

Net Capital Requirements

We operate in a highly regulated environment and are subject to net capital requirements, which may limit distributions to our company from our broker-dealer subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse effect on our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiary, Stifel Bank, is also subject to various regulatory capital requirements administered by the federal banking agencies.

At December 31, 2011, Stifel Nicolaus had net capital of $182.1 million, which was 27.4% of its aggregate debit items and $168.8 million in excess of its minimum required net capital. At December 31, 2011, CSA’s, TWP’s, and S&Y’s net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2011, SNEL’s net capital and reserves was in excess of the financial resources requirement under the rules of the FSA. At December 31, 2011, SN Canada’s net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At December 31, 2011, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At December 31, 2011, Level 3 assets for which we bear economic exposure were $234.6 million or 12.3% of the total assets measured at fair value. During the year ended December 31, 2011, we recorded purchases of $287.7 million and sales and redemptions of $254.6 million of Level 3 assets. We transferred $21.8 million, net, into Level 3 during the year ended December 31, 2011. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $6.2 million.

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

At December 31, 2011, Level 3 assets included the following: $181.8 million of auction rate securities and $52.8 million of private equity and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2011, we had commitments to invest in affiliated and unaffiliated investment partnerships of $4.0 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

The investment partnerships in which we are general partner may allocate carried interest and make carried interest distributions, which represent an additional allocation of net realized and unrealized gains to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. These allocations are recognized in revenue as realized and unrealized gains and losses on investments in partnerships. Our recognition of allocations of carried interest gains and losses from the investment partnerships in revenue is not adjusted to reflect expectations about future performance of the partnerships.

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

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration, and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Topic 450 (“Topic 450”), “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires us to use significant judgment, and our final liabilities may ultimately be materially different. This determination is inherently subjective, as it requires estimates that are subject to potentially significant revision as more information becomes available and due to subsequent events. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. See Item 3, “Legal Proceedings,” in Part I of this report for information on our legal, regulatory, and arbitration proceedings.

Allowance for Loan Losses

We regularly review the loan portfolio and have established an allowance for loan losses for inherent losses estimated to have occurred in the loan portfolio through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan's effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Derivative Instruments and Hedging Activities

Our derivative instruments are carried on the consolidated statement of financial condition at fair value. We utilize these derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our company’s goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments does expose our company to credit and market risk. We manage credit risk through strict counterparty credit risk limits and/or collateralization agreements. At inception, we determine if a derivative instrument meets the criteria for hedge accounting under Topic 815, “Derivatives and Hedging.” Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative does not qualify for hedge accounting, no assessment of effectiveness is needed.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At December 31, 2011, we had goodwill of $359.0 million and intangible assets of $33.9 million.

In accordance with Topic 350, “Intangibles – Goodwill and Other,” indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities as well as identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. We have elected to test for goodwill impairment in the third quarter of each calendar year. The results of the impairment test performed as of July 31, 2011, our last annual measurement date, did not indicate any impairment.

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

Dilution

As of December 31, 2011, there were 982,803 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $9.38, and 14,704,441 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 10,939,859 shares are currently vested and 3,764,582 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,538,256 shares under these awards will be distributed in 2012, 3,514,615 will be distributed in 2013, 1,883,128 will be distributed in 2014, and the balance of 6,768,442 will be distributed thereafter.

An employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of such shares at that time, and we are entitled to a corresponding tax deduction in the year of such issuance. Unless an employee elects to satisfy such withholding in another manner, such as by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by such person and held by such person for at least six months, we may satisfy tax withholding obligations on income associated with such grants by reducing the number of shares otherwise deliverable in connection with such awards, such reduction to be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy such minimum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2011 (in thousands):
	Total	2012	2013	2014	2015	2016	Thereafter

Debenture to Stifel Financial Capital Trust II (1)	$35,000	$—	$—	$—	$—	$—	$35,000
Interest on debenture (1)	17,896	778	778	778	778	778	14,006
Debenture to Stifel Financial Capital Trust III (2)	35,000	—	35,000	—	—	—	—
Interest on debenture (2)	24,505	1,537	937	937	937	937	19,220
Debenture to Stifel Financial Capital Trust IV (3)	12,500	—	12,500	—	—	—	—
Interest on debenture (3)	8,896	677	335	335	335	335	6,879
Operating leases	242,928	48,538	45,479	41,373	34,120	26,303	47,115
Commitments to extend credit – Stifel Bank (4)	252,614	172,861	14,652	16,757	6,908	30,676	10,760
ARS repurchase (5)	35,995	8,120	—	—	27,875	—	—
Earn-out to UBS Financial Services, Inc. (6)	9,728	9,728	—	—	—	—	—
Commitments to fund partnership interests	4,015	4,015	—	—	—	—	—
Certificates of deposit	1,970	1,450	323	197	—	—	—
	$681,047	$247,704	$110,004	$60,377	$70,953	$59,029	$132,980

(1) Debenture to Stifel Financial Capital Trust II is callable at par no later than September 30, 2035. The interest is payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum. Thereafter, interest rate assumes no increase.

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

(5) TWP has entered into settlement and release agreements with certain customers, whereby it will purchase auction rate securities, at par, no later than December 31, 2015. The amounts estimated for repurchase assume no issuer redemptions. Issuer redemptions have been at par, and we expect this to continue.

(6) Information concerning the UBS transaction is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $4.1 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 23 to the consolidated financial statements for a discussion of income taxes.

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

Additionally, we monitor, on a daily basis, the Value-at-Risk (“VaR”) in our trading portfolios using a ten-day horizon and report VaR at a 99% confidence level. VaR is a statistical technique used to estimate the probability of portfolio losses based on the statistical analysis of historical price trends and volatility. This model assumes that historical changes in market conditions are representative of future changes, and trading losses on any given day could exceed the reported VaR by significant amounts in unusually volatile markets. Further, the model involves a number of assumptions and inputs. While we believe that the assumptions and inputs we use in our risk model are reasonable, different assumptions and inputs could produce materially different VaR estimates.

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2011, and the daily VaR at December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011			VaR calculation at
	High	Low	Daily Average	December 31, 2011	December 31, 2010

Daily VaR	$13,325	$4,130	$8,524	$8,421	$8,043

Stifel Bank’s interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

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

The following table illustrates the estimated change in net interest margin at December 31, 2011, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	57.5%
+100	29.1%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2011 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$766,211	$10,319	$10,056	$495
Securities	452,813	81,445	553,975	305,588
Interest-bearing cash	59,979	—	—	—
	$1,279,003	$91,764	$564,031	$306,083

Interest-bearing liabilities:
Transaction accounts and savings	$320,991	$360,151	$1,152,582	$246,341
Certificates of deposit	502	948	520	—
	$321,493	$361,099	$1,153,102	$246,341
GAP	957,510	(269,335)	(589,071)	59,742
Cumulative GAP	$957,510	$668,175	$99,104	$158,846

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

Our equity securities inventories are repriced on a regular basis, and there are no unrecorded gains or losses. Our activities as a dealer are client-driven, with the objective of meeting clients’ needs while earning a positive spread.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.0 billion, and the fair value of the collateral that had been sold or repledged was $80.2 million.

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

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of private client group customer claims for sales practice violations. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on our legal reserves policy under “Critical Accounting Policies and Estimates” in Item 7, Part II and “Legal Proceedings” in Item 3, Part I of this report. In addition, we are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation by the SEC, FINRA, and state securities regulators in the different jurisdictions in which we conduct business. As a bank holding company, we are subject to regulation by the Federal Reserve. Stifel Bank is subject to regulation by the FDIC. As a result, we are subject to a risk of loss resulting from failure to comply with banking laws. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering, and record keeping. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2012

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition

(in thousands)	December 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$167,671	$253,529
Restricted cash	6,883	6,868
Cash segregated for regulatory purposes	26	6,023
Receivables:
Brokerage clients, net	560,018	477,514
Brokers, dealers, and clearing organizations	252,636	247,707
Securities purchased under agreements to resell	75,455	123,617
Trading securities owned, at fair value (includes securities pledged of $392,395 and $272,172, respectively)	493,643	444,170
Available-for-sale securities, at fair value	1,214,141	1,012,714
Held-to-maturity securities, at amortized cost	190,484	52,640
Loans held for sale	131,754	86,344
Bank loans, net of allowance	632,140	389,742
Other real estate owned	708	1,577
Investments	220,516	178,936
Fixed assets, net	104,740	71,498
Goodwill	358,988	301,919
Intangible assets, net	33,863	34,595
Loans and advances to financial advisors and other employees, net	172,717	181,357
Deferred tax assets, net	177,803	197,139
Other assets	157,714	145,226
Total Assets	$4,951,900	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	December 31, 2011	December 31, 2010

Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$199,400	$109,600
Payables:
Brokerage clients	245,886	212,642
Brokers, dealers, and clearing organizations	139,911	114,869
Drafts	75,901	73,248
Securities sold under agreements to repurchase	80,176	109,595
Bank deposits	2,071,738	1,623,568
Trading securities sold, but not yet purchased, at fair value	266,833	200,140
Securities sold, but not yet purchased, at fair value	19,223	19,935
Accrued compensation	204,076	234,512
Accounts payable and accrued expenses	257,194	170,382
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
	3,642,838	2,950,991
Liabilities subordinated to claims of general creditors	6,957	8,241
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Exchangeable common stock - $0.15 par value; issued 172,242 and 897,618 shares, respectively	26	135
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,547,774 and 52,822,428 shares, respectively	8,032	7,923
Additional paid-in-capital	1,078,743	1,082,788
Retained earnings	277,195	232,415
Accumulated other comprehensive income/(loss)	(7,938)	381
	1,356,058	1,323,642

Treasury stock, at cost, 1,769,096 and 2,235,473 shares, respectively	(53,640)	(69,238)
Unearned employee stock ownership plan shares, at cost, 73,215 and 122,024 shares, respectively	(313)	(521)
	1,302,105	1,253,883
Total Liabilities and Shareholders’ Equity	$4,951,900	$4,213,115

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Revenues:
Commissions	$561,081	$445,260	$345,520
Principal transactions	343,213	453,533	458,188
Asset management and service fees	228,834	193,159	117,357
Investment banking	199,584	218,104	125,807
Interest	89,466	65,326	46,860
Other income	19,731	19,855	9,138
Total revenues	1,441,909	1,395,237	1,102,870
Interest expense	25,347	13,211	12,234
Net revenues	1,416,562	1,382,026	1,090,636

Non-interest expenses:
Compensation and benefits	900,421	1,056,202	718,115
Occupancy and equipment rental	121,929	115,742	89,741
Communications and office supplies	75,589	69,929	54,745
Commissions and floor brokerage	27,040	26,301	23,416
Other operating expenses	152,975	114,081	84,205
Total non-interest expenses	1,277,954	1,382,255	970,222

Income/(loss) before income tax expense	138,608	(229)	120,414
Provision for income taxes/(benefit)	54,474	(2,136)	44,616
Net income	$84,134	$1,907	$75,798

Earnings per common share:
Basic	$1.61	$0.04	$1.79
Diluted	$1.33	$0.03	$1.56

Weighted average number of common shares outstanding:
Basic	52,418	48,723	42,445
Diluted	63,058	57,672	48,441

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2008	39,450	$5,918	$425,507	$168,993	$(6,295)	$—	$(938)	$593,185
Comprehensive income:
Net income	—	—	—	75,798	—	—	—	75,798
Unrealized gain on securities, net of tax	—	—	—	—	7,517	—	—	7,517
Unrealized loss on cash flow hedging activities, net of tax					80			80
Total comprehensive income	—	—	—	—	—	—	—	83,395
Purchase of treasury stock	—	—	572	—	—	(572)	—	—
Employee stock ownership plan purchases	—	—	1,347	—	—	—	208	1,555
Issuance of stock for employee benefit plans	1,107	165	(7,662)	(72)	—	102	—	(7,467)
Stock option exercises	531	80	959	(104)	—	228	—	1,163
Unit amortization	—	—	42,502	—	—	—	—	42,502
Excess tax benefit from stock-based compensation	—	—	13,337	—	—	—	—	13,337
Ryan Beck contingent earn-out	407	61	9,240	—	—	—	—	9,301
Issuance of stock – at the market offering	1,500	225	44,469	—	—	—	—	44,694
Issuance of stock – public offering	2,588	388	91,382	—	—	—	—	91,770
Warrant exercises	—	—	11	—	—	—	—	11
Balance at December 31, 2009	45,583	$6,837	$621,664	$244,615	$1,302	$(242)	$(730)	$873,446
Comprehensive income:
Net income	—	—	—	1,907	—	—	—	1,907
Unrealized gain on securities, net of tax	—	—	—	—	3,132	—	—	3,132
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	(5,793)	—	—	(5,793)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,740	—	—	1,740
Total comprehensive income	—	—	—	—	—	—	—	986
Purchase of treasury stock	—	—	—	—	—	(91,769)	—	(91,769)
Employee stock ownership plan purchases	—	—	1,446	—	—	—	209	1,655
Issuance of stock for employee benefit plans	735	111	(35,669)	(4,738)	—	16,558	—	(23,738)
Stock option exercises	246	37	1,118	(5,647)	—	4,916	—	424
Unit amortization	—	—	204,096	—	—	—	—	204,096
Excess tax benefit from stock-based compensation	—	—	17,487	—	—	—	—	17,487
Purchase of TWPG	6,655	998	272,528	33	—	(2,274)	—	271,285
Warrant exercises	501	75	118	(3,755)	—	3,573	—	11
Balance at December 31, 2010	53,720	$8,058	$1,082,788	$232,415	$381	$(69,238)	$(521)	$1,253,883

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2010	53,720	$8,058	$1,082,788	$232,415	$381	$(69,238)	$(521)	$1,253,883
Comprehensive income:
Net income	—	—	—	84,134	—	—	—	84,134
Unrealized gain on securities, net of tax	—	—	—	—	2,103	—	—	2,103
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	(9,615)	—	—	(9,615)
Foreign currency translation adjustment, net of tax	—	—	—	—	(807)	—	—	(807)
Total comprehensive income	—	—	—	—	—	—	—	75,815
Purchase of treasury stock	—	—	—	—	—	(48,505)	—	(48,505)
Employee stock ownership plan purchases	—	—	1,624	—	—	—	208	1,832
Issuance of stock for employee benefit plans	—	—	(54,267)	(39,354)	—	53,298	—	(40,323)
Stock option exercises			(3,055)		—	3,957	—	902
Unit amortization	—	—	27,538	—	—	—	—	27,538
Excess tax benefit from stock-based compensation	—	—	24,863	—	—	—	—	24,863
Purchase of Stone & Youngberg	—	—	(722)	—	—	6,822	—	6,100
Warrant exercises	—	—	(26)	—	—	26	—	—
Balance at December 31, 2011	53,720	$8,058	$1,078,743	$277,195	$(7,938)	$(53,640)	$(313)	$1,302,105

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$84,134	$1,907	$75,798
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	28,267	23,843	23,216
Amortization of loans and advances to financial advisors and other employees	55,923	50,162	33,408
Amortization of premium/(accretion of discount) on available-for-sale securities	12,782	8,552	866
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	2,243	123	298
Amortization of intangible assets	5,311	5,518	2,762
Deferred income taxes	25,764	(54,213)	(10,270)
Stock-based compensation	26,411	190,731	47,962
Excess tax benefits from stock-based compensation	(24,863)	(17,487)	(13,337)
Gains/(losses) on sale of investments	1,877	(5,431)	14,303
Other, net	1,315	4,366	2,455
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	5,982	(6,004)	21
Receivables:
Brokerage clients, net	(82,210)	(93,765)	(79,688)
Brokers, dealers, and clearing organizations	18,395	63,132	(198,034)
Securities purchased under agreements to resell	48,162	1,237	(107,131)
Trading securities owned, including those pledged	(43,467)	25,316	(332,315)
Loans originated as held for sale	(1,060,457)	(1,130,528)	(874,786)
Proceeds from mortgages held for sale	1,013,515	1,104,317	848,045
Loans and advances to financial advisors and other employees, net	(46,426)	(46,376)	(108,327)
Other assets	14,842	22,473	(14,136)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	33,244	(2,241)	58,388
Brokers, dealers, and clearing organizations	(72,495)	13,251	62,181
Drafts	2,653	6,284	17,563
Trading securities sold, but not yet purchased	65,296	(77,230)	178,436
Other liabilities and accrued expenses	(70,310)	54,295	25,072
Net cash provided by/(used in) operating activities	$45,888	$142,232	$(347,250)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns on available-for-sale securities	$654,958	$309,646	$49,259
Maturities, calls, and principal paydowns on held-to-maturity securities	9,450	—	—
Sale or maturity of investments	76,263	105,703	57,515
Sale of bank branch	—	13,905	—
Sale of other real estate owned	929	2,099	3,734
Increase in bank loans, net	(243,592)	(55,214)	(2,626)
Payments for:
Purchase of available-for-sale securities	(895,391)	(747,376)	(568,910)
Purchase of held-to-maturity securities	(119,960)	(45,963)	—
Purchase of other real estate owned	(474)	(744)	(4,966)
Purchase of investments	(119,720)	(121,885)	(105,275)
Purchase of fixed assets	(59,730)	(27,736)	(27,892)
Acquisitions, net	(18,817)	(483)	(251,652)
Net cash used in investing activities	(716,084)	(568,048)	(850,813)
Cash Flows from Financing Activities:
Net proceeds from short-term borrowings from banks	89,800	18,800	90,800
(Decrease)/increase in securities sold under agreements to repurchase	(29,419)	(12,938)	120,317
Increase in bank deposits, net	448,170	593,977	762,413
Increase/(decrease) in securities loaned	97,537	11,158	(1,412)
Excess tax benefits from stock-based compensation	24,863	17,487	13,337
Proceeds from offering of common stock, net	—	—	136,464
Issuance of common stock	—	865	2,719
Repurchase of common stock	(48,505)	(91,769)	—
Reissuance of treasury stock	3,983	5,045	820
Extinguishment of senior notes	—	(23,000)	—
Repayments of Federal Home Loan Bank advances	—	(2,000)	(4,000)
Extinguishment of subordinated debt	(1,284)	(1,840)	(1,300)
Net cash provided by financing activities	585,145	515,785	1,120,158

Effect of exchange rate changes on cash	(807)	1,740	—

(Decrease)/increase in cash and cash equivalents	(85,858)	91,709	(77,905)
Cash and cash equivalents at beginning of year	253,529	161,820	239,725
Cash and cash equivalents at end of year	$167,671	$253,529	$161,820

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,209	$13,104	$12,066
Cash paid for income taxes, net of refunds	5,547	54,984	15,617
Noncash investing and financing activities:
Unit grants, net of forfeitures	$138,203	$157,546	$89,633
Issuance of common stock for acquisition of Stone & Youngberg LLC	6,100	—	—
Issuance of common stock for acquisition of Thomas Weisel Partners Group, Inc.	—	271,285	—
Payment of Ryan Beck contingent earn-out	—	—	9,301
Liabilities subordinated to claims of general creditors	—	—	3,166

See accompanying Notes to Consolidated Financial Statements.

 STIFEL FINANCIAL CORP.
Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Stifel Nicolaus Canada, Inc. (“SN Canada”), and Thomas Weisel Partners LLC (“TWP”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

On October 1, 2011, we acquired Stone & Youngberg LLC (“Stone & Youngberg”), a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration consisted of cash, a portion paid at closing and a portion to be paid over the next three years, and stock based on the value of net assets at closing. In addition, we may be required to pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The public finance, institutional sales and trading, and retail businesses were integrated with Stifel Nicolaus immediately after the acquisition. Stone & Youngberg remains a wholly owned broker-dealer subsidiary of the Parent.

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts. We consider significant estimates, which are most susceptible to change and impacted significantly by judgments, assumptions, and estimates, to be: valuation of financial instruments and investments in partnerships; accrual for contingencies; allowance for loan losses; derivative instruments and hedging activities; fair value of goodwill and intangible assets; provision for income taxes and related tax reserves; and forfeitures associated with stock-based compensation. Actual results could differ from those estimates.

On March 7, 2011, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on April 5, 2011 to shareholders of record as of March 22, 2011. All share and per share information has been retroactively adjusted to reflect the stock split.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

Consolidation Policies

The consolidated financial statements include the accounts of Stifel Financial Corp. and its subsidiaries. We also have investments or interests in other entities for which we must evaluate whether to consolidate by determining whether we have a controlling financial interest or are considered to be the primary beneficiary. In determining whether to consolidate these entities, we evaluate whether the entity is a voting interest entity or a variable interest entity (“VIE”).

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

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s control structure, expected benefits and losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb benefits or losses, variability, related party relationships, and the design of the VIE. Where a qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See Note 28 for additional information on variable interest entities.

NOTE 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider money market mutual funds and highly liquid investments with original maturities of three months or less that are not restricted or segregated to be cash equivalents. Cash and cash equivalents include money market mutual funds, deposits with banks, certificates of deposit, and federal funds sold. Cash and cash equivalents also include balances that Stifel Bank maintains at the Federal Reserve Bank.

Restricted Cash

Restricted cash consists of cash used as collateral for letters of credit related to certain TWPG lease commitments.

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2011.

Brokerage Client Receivables, net

Brokerage client receivables include receivables of our company’s broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. Brokerage client receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry.  The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a brokerage client receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (“resale agreements”) are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. We obtain control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. As of December 31, 2011, we have entered into these agreements with one major financial institution. These agreements are short-term in nature and are collateralized by U.S. government agency securities. We value collateral on a daily basis, with additional collateral obtained when necessary to minimize the risk associated with this activity.

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

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. We have categorized our financial instruments measured at fair value into a three-level classification in accordance with Topic 820, “Fair Value Measurement and Disclosures,” which established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level 1 – Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the measurement date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement, because it is directly observable to the market.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 – Instruments that have little to no pricing observability as of the measurement date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The following is a description of the valuation techniques used to measure fair value on a recurring basis:

Cash Equivalents

Cash equivalents include money market mutual funds and highly liquid investments with original maturities of three months or less. Actively traded money market funds are measured at their net asset value, which approximates fair value, and classified as Level 1.

Trading Securities and Available-for-Sale Securities

When available, the fair value of financial instruments are based on quoted prices (unadjusted) in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices (unadjusted), such as equities listed in active markets, certain corporate obligations, and U.S. treasury securities.

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

Investments

Investments in certain public companies, mutual funds and U.S. treasury securities are valued based on quoted prices (unadjusted) in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management’s best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and are evaluated using internal models.

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

Warrants are valued based upon the Black-Scholes option-pricing model that uses discount rates and stock volatility factors of comparable companies as inputs. These inputs are subject to management’s judgment to account for differences between the measured investment and comparable companies and are reported as Level 3 assets.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Trading Securities Sold, But Not Yet Purchased

Trading securities sold but not purchased are recorded at fair value based on quoted prices in active markets and other observable market data are reported as Level 1. Trading securities sold but not yet purchased include highly liquid instruments with quoted prices such as certain U.S. treasury securities, corporate bonds, and equities listed in active markets.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments generally include certain U.S. government agency securities, certain equity securities not actively traded, certain corporate bonds, and certain municipal securities.

Derivatives

Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. The derivatives are classified as Level 2 and the measurements are used to value interest rate swaps.

Available-for-Sale Securities

Securities available for sale include U.S. agency notes; state and municipal securities; U.S. agency, non-agency, and commercial mortgage-backed securities; corporate debt securities; auction-rate securities (“ARS”); and asset-backed securities. We evaluate these securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. If we determine other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. Factors we consider in determining whether an impairment is other-than-temporary are the length of time and extent of the impairment, the credit rating of the securities and the issuer, whether the issuer continues to make the contractual cash payments, whether we believe the issuer will be able to continue to make the contractual payments until the value recovers or the securities mature, and our company’s ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we will not recover our investment in the securities.

Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income included in shareholders’ equity. Amortization of premiums and accretion of discounts are recorded as interest income using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue in the consolidated statements of operations in the period they are sold.

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized debt obligation securities and ARS. We evaluate these securities for OTTI on a quarterly basis.

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

Loan Classification

We classify loans as based on our investment strategy and management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The accounting and measurement framework for loans differs depending on the loan classification. The classification criteria and accounting and measurement framework for bank loans and loans held for sale are described below.

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, stock secured loans, construction loans, and commercial and industrial and consumer loans originated by Stifel Bank. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, and deferred origination fees and costs. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance. Stifel Bank does not retain any mortgage servicing rights on mortgages that are sold.

We regularly review the loan portfolio and have established an allowance for loan losses for inherent losses estimated to have occurred in the loan portfolio through a provision for loan losses charged to income. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Loans Held for Sale

Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Declines in market value below cost and any gains or losses on the sale of these assets are recognized in other revenues in the consolidated statements of operations. Market value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Because loans held for sale are reported at lower of cost or market value, an allowance for loan losses is not established for loans held for sale.

Impaired Loans

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

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan's effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Other Real Estate Owned

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

Investments

Our broker-dealer subsidiaries report changes in fair value of marketable and non-marketable securities through current period earnings based on guidance provided by the AICPA Audit and Accounting Guide, “Brokers and Dealers in Securities.” The fair value of marketable investments is generally based on either quoted market or dealer prices. The fair value of non-marketable securities is based on management’s estimate using the best information available, which generally consists of quoted market prices for similar securities and internally developed discounted cash flow models.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for the potential impairment of goodwill, we estimate the fair value of each of our company’s reporting units (generally defined as the businesses for which financial information is available and reviewed regularly by management) and compare it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, we are required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. We have elected July 31 as our annual impairment testing date.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees’ overall financial positions.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. We make delivery of securities sold under agreements to repurchase and monitor the value of collateral on a daily basis. When necessary, we will deliver additional collateral.

Derivative Instruments and Hedging Activities

We recognize all of our derivative instruments at fair value as either assets or liabilities in the consolidated statements of financial condition. These instruments are recorded in other assets or accounts payable and accrued expenses in the consolidated statements of financial condition and in the operating section of the consolidated statements of cash flows as increases or decreases of other assets and accounts payable and accrued expenses. Our company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments under Topic 815, “Derivatives and Hedging,” we must also designate the hedging instrument or transaction, based upon the exposure being hedged.

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2011, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 14 for additional details.

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

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our company’s assets and liabilities. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefit) in the consolidated statements of operations. See Note 23 for further information regarding income taxes.

Foreign Currency Translation

We consolidate our foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at an average rate for the period. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 830, “Foreign Currency Matters,” gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

Recently Adopted Accounting Guidance

Fair Value of Financial Instruments

In January 2010, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance for the disclosure on the rollforward activities for Level 3 fair value measurements became effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 6 – Fair Value Measurements.

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

Recently Issued Accounting Guidance

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Topic 210 “Balance Sheet,” and Topic 815, “Derivatives and Hedging or 2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 (January 1, 2013 for our company), and requires retrospective disclosures for comparative periods presented. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued Update No. 2011-08 “Testing Goodwill for Impairment,” which amends Topic 350 “Intangibles – Goodwill and Other.” This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for our company), with early adoption permitted. We are currently evaluating the impact the new guidance will have on our goodwill impairment analysis.

Comprehensive Income

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“Topic 2011-05”), which allows for the presentation of  total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). While the adoption will impact where we disclose the components of other comprehensive income in our consolidated financial statements, we do not expect the adoption to have a material impact on those consolidated financial statements.

In December 2011, the FASB issued Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“Topic No. 2011-12”), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the  proposal. The amendments contained in Update No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Topic 2011-05, as amended by Topic 2011-12, is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating the historical practice of showing these items within our consolidated financial statements.

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

NOTE 3 – Acquisitions

Stone & Youngberg LLC

On July 25, 2011, we entered into a definitive agreement to acquire Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. The purchase consideration consisted of cash, a portion paid at closing and $24.0 million to be paid in installments over the next three years, and stock based on the value of net assets at closing. In addition, we may be required to pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The fair value of the common stock was determined using the market price of our common stock on the acquisition date. The transaction closed on October 1, 2011. Stone & Youngberg’s comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group.

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805 “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the fair value of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $49.5 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group and Global Wealth Management reporting segments. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Stone & Youngberg as of October 1, 2011 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Stone & Youngberg’s business and the reputation and expertise of Stone & Youngberg in the investment banking business. Goodwill is expected to be deductible for federal income tax purposes.

We have recognized a liability of $23.5 million for estimated earn-out payments over the five-year period. Additionally, we have recognized a liability of $23.3 million for the installment payments to be made over the next three years. These liabilities are included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2011.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the “SEC”). The results of operations of Stone & Youngberg have been included in our results prospectively from the date of acquisition.

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

TWPG’s results of operations have been included in our consolidated financial statements prospectively from the date of acquisition. The investment banking, research, and institutional brokerage businesses of TWPG were integrated with Stifel Nicolaus immediately after the merger; therefore, the revenues, expenses, and net income of the integrated businesses are not distinguishable within the results of our company. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting our historical results to include TWPG’s results of operations adjusted for the following changes: amortization expense adjusted as a result of acquisition-date fair value adjustments to intangible assets; interest expense adjusted for revised debt structures; and the income tax effect of applying our statutory tax rates to TWPG’s results. The unaudited pro forma results presented do not necessarily reflect the results of operations had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results.

	Year Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Total net revenues	$1,472,905	$1,286,664
Net income/(loss)	(66,809)	39,770
Earnings/(loss) per share:
Basic	(1.38)	0.82
Diluted	(1.38)	0.69

UBS Wealth Management Americas Branch Network

On March 23, 2009, we announced that Stifel Nicolaus had entered into a definitive agreement with UBS Financial Services Inc. (“UBS”) to acquire certain specified branches from the UBS Wealth Management Americas branch network. As subsequently amended, we agreed to acquire 56 branches (the “Acquired Locations”) from UBS in four separate closings pursuant to this agreement. We completed the closings on the following dates: August 14, 2009, September 11, 2009, September 25, 2009, and October 16, 2009. This acquisition further expanded our private client footprint. Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of the Acquired Locations have been included in our results prospectively from the respective acquisition dates.

The transaction was structured as an asset purchase for cash at a premium over certain balance sheet items, subject to adjustment. In addition, a contingent earn-out payment is payable over the two-year period following the closing based on the performance of the UBS financial advisors who joined Stifel Nicolaus. We have recognized a liability of $9.7 million for estimated earn-out payments over the two-year period. The liability is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2011 and 2010.

Butler, Wick & Co., Inc.

On December 31, 2008, we closed on the acquisition of Butler, Wick & Co., Inc. (“Butler Wick”), a privately held broker-dealer that provides financial advice to individuals, municipalities, and corporate clients. We acquired 100% of the voting interests of Butler Wick from United Community Financial Corp. This acquisition extends our company’s geographic reach in the Ohio Valley region. The purchase price of $12.0 million was funded from cash generated from operations. Under the purchase method of accounting, the assets and liabilities of Butler Wick are recorded as of the acquisition date, at their respective fair values, and consolidated in our company’s financial statements.

Ryan Beck & Company, Inc. Earn-Out

On February 28, 2007, we completed the acquisition of Ryan Beck & Company, Inc. (“Ryan Beck”), a full-service brokerage and investment banking firm and wholly owned subsidiary of BankAtlantic Bancorp, Inc. Pursuant to the stock purchase agreement, an additional earn-out payment was payable based on the achievement of defined revenues over the two-year period following the closing. We paid the final earn-out payment of $9.3 million related to the two-year private client contingent earn-out in 271,353 shares of our company’s common stock at an average price of $34.30 per share in the first quarter of 2009, with partial shares paid in cash.

NOTE 4 –Sale of Bank Branch

On April 30, 2010, Stifel Bank completed the sale of certain assets and the transfer of certain liabilities of Stifel Bank’s branch office, which resulted in a pre-tax loss of $0.4 million. As a result of the transaction, we sold $31.4 million of loans as well as certain other assets, including the building and office equipment of $0.7 million, and the buyer assumed $17.6 million of deposits.

The branch sale was not classified as discontinued operations, as Stifel Bank has ongoing banking operations in this market.

NOTE 5 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2011 and 2010, included (in thousands):

	December 31, 2011	December 31, 2010

Deposits paid for securities borrowed	$193,509	$94,709
Receivable from clearing organizations	43,642	78,007
Securities failed to deliver	15,485	74,991
	$252,636	$247,707

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2011 and 2010, included (in thousands):

	December 31, 2011	December 31, 2010

Deposits received from securities loaned	$124,711	$27,907
Securities failed to receive	11,216	78,499
Payable to clearing organizations	3,984	8,463
	$139,911	$114,869

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 6 – Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are presented below:
	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,156	$14,156	$—	$—
Trading securities owned:
U.S. government agency securities	66,424	—	66,424	—
U.S. government securities	32,845	32,845	—	—
Corporate securities:
Fixed income securities	244,535	31,398	209,395	3,742
Equity securities	38,551	38,198	353	—
State and municipal securities	111,288	—	111,288	—
Total trading securities owned	493,643	102,441	387,460	3,742
Available-for-sale securities:
U.S. government agency securities	1,103	—	1,103	—
State and municipal securities	86,932	—	20,036	66,896
Mortgage-backed securities:
Agency	404,662	—	404,662	—
Commercial	271,510	—	271,510	—
Non-agency	17,460	—	17,460	—
Corporate fixed income securities	405,985	153,855	240,130	12,000
Asset-backed securities	26,489	—	26,489	—
Total available-for-sale securities	1,214,141	153,855	981,390	78,896
Investments:
Corporate equity securities	5,229	5,229	—	—
Mutual funds	33,958	33,958	—	—
Auction rate securities:
Equity securities	103,176	—	—	103,176
Municipal securities	11,729	—	—	11,729
Other	38,424	1,055	336	37,033
Total investments	192,516	40,242	336	151,938
	$1,914,456	$310,694	$1,369,186	$234,576

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$109,776	$109,776	$—	$—
U.S. government agency securities	954	—	954	—
Corporate securities:
Fixed income securities	149,460	74,719	74,741	—
Equity securities	6,060	6,019	41	—
State and municipal securities	583	—	583	—
Total trading securities sold, but not yet purchased	266,833	190,514	76,319	—
Securities sold, but not yet purchased	19,223	19,223	—	—
Derivative contracts (1)	24,877	—	24,877	—
	$310,933	$209,737	$101,196	$—

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Our company’s investment in a senior preferred interest in Miller Buckfire & Co. LLC, which is included in investments in the consolidated statements of financial condition, is carried at cost and therefore not included in the above analysis of fair value at December 31, 2011.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,675	$15,675	$—	$—
Trading securities owned:
U.S. government agency securities	86,882	—	86,882	—
U.S. government securities	9,038	9,038	—	—
Corporate securities:
Fixed income securities	221,145	47,001	133,901	40,243
Equity securities	46,877	46,395	482	—
State and municipal securities	80,228	—	80,228	—
Total trading securities owned	444,170	102,434	301,493	40,243
Available-for-sale securities:
U.S. government agency securities	25,030	—	25,030	—
State and municipal securities	26,343	—	14,907	11,436
Mortgage-backed securities:
Agency	697,163	—	697,163	—
Commercial	67,996	—	67,996	—
Non-agency	29,273	—	29,273	—
Corporate fixed income securities	154,901	34,897	120,004	—
Asset-backed securities	12,008	—	12,008	—
Total available-for-sale securities	1,012,714	34,897	966,381	11,436
Investments:
Corporate equity securities	3,335	3,335	—	—
Mutual funds	32,193	32,193	—	—
U.S. government securities	8,751	8,751	—	—
Auction rate securities:
Equity securities	76,826	—	—	76,826
Municipal securities	6,533	—	—	6,533
Other	51,298	10,489	2,307	38,502
Total investments	178,936	54,768	2,307	121,861
	$1,651,495	$207,774	$1,270,181	$173,540

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$131,561	$131,561	$—	$—
U.S. government agency securities	664	—	664	—
Corporate securities:
Fixed income securities	61,026	18,815	37,526	4,685
Equity securities	6,800	6,780	20	—
State and municipal securities	89	—	89	—
Total trading securities sold, but not yet purchased	200,140	157,156	38,299	4,685
Securities sold, but not yet purchased	19,935	19,935	—	—
Derivative contracts (1)	9,259	—	9,259	—
	$229,334	$177,091	$47,558	$4,685

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the years ended December 31, 2011 and 2010 (in thousands):
	Year Ended December 31, 2011
	Financial Assets						Financial Liabilities
		Available-for-sale		Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other	Corporate Fixed Income Securities (2)

Balance at December 31, 2010	$40,243	$11,436	$—	$76,826	$6,533	$38,502	$4,685
Unrealized gains/(losses):
Included in changes in net assets (3)	(288)	—	—	(600)	(189)	4,078	—
Included in OCI (4)	—	3,085	—	—	—	—	—
Realized gains/(losses) (3)	371	881	—	—	—	(1,126)	(52)
Purchases	169,152	48,974	12,000	45,625	10,135	1,776	6,663
Sales	(198,636)	(24,126)	—	—	(2,900)	—	(11,296)
Redemptions	(871)	(1,125)	—	(18,675)	(1,850)	(6,437)	—
Transfers:
Into Level 3	35	27,854	—	—	—	240	—
Out of Level 3	(6,264)	(83)	—	—	—	—	—
Net change	(36,501)	55,460	12,000	26,350	5,196	(1,469)	(4,685)
Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033	$—

	Year Ended December 31, 2010
	Financial Assets						Financial Liabilities
		Available-for-sale		Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities	Asset-backed Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other	Corporate Fixed Income Securities (2)

Balance at December 31, 2009	$1,243	$—	$2,693	$46,297	$9,706	$5,426	$—
Unrealized gains/(losses):
Included in changes in net assets (3)	509	—	—	(1,671)	938	1,534	50
Included in OCI (4)	—	998	887	—	—	—	—
Realized gains/(losses) (3)	2,056	219	—	—	(629)	2,165	68
Purchases	36,337	10,219	(3,580)	32,200	(3,482)	29,377	3,677
Sales
Redemptions
Transfers:
Into Level 3	156	—	—	—	—	—	890
Out of Level 3	(58)	—	—	—	—	—	—
Net change	39,000	11,436	(2,693)	30,529	(3,173)	33,076	4,685
Balance at December 31, 2010	$40,243	$11,436	$—	$76,826	$6,533	$38,502	$4,685

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

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: purchases of ARS from our customers, unrealized gains and losses, and redemptions of ARS at par during the year ended December 30, 2011. There were $6.3 million of transfers from Level 3 to Level 2 during the year ended December 31, 2011 related to securities for which market trades were observed that provided transparency into the valuation of these assets. There were $28.1 million of transfers of financial assets into Level 3 during the year ended December 31, 2011 primarily related to municipal ARS, which we transferred from held-to-maturity to available-for-sale during the second quarter of 2011. Given that there has been no recent trade activity observed, we transferred them into available-for-sale as Level 3 assets. There were no changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2011 relating to Level 3 assets still held at December 31, 2011.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $30.3 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2011 primarily related to tax-exempt securities and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $33.6 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2011 primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of December 31, 2011 and 2010, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$167,671	$167,671	$253,529	$253,529
Restricted cash	6,883	6,883	6,868	6,868
Cash segregated for regulatory purposes	26	26	6,023	6,023
Securities purchased under agreements to resell	75,455	75,455	123,617	123,617
Trading securities owned	493,643	493,643	444,170	444,170
Available-for-sale securities	1,214,141	1,214,141	1,012,714	1,012,714
Held-to-maturity securities	190,484	189,071	52,640	52,984
Loans held for sale	131,754	131,754	86,344	86,344
Bank loans	632,140	639,341	389,742	376,176
Investments	220,516	220,516	178,936	178,936
Financial liabilities:
Securities sold under agreements to repurchase	$80,176	$80,176	$109,595	$109,595
Bank deposits	2,071,738	2,067,324	1,623,568	1,573,179
Trading securities sold, but not yet purchased	266,833	266,833	200,140	200,140
Securities sold, but not yet purchased	19,223	19,223	19,935	19,935
Derivative contracts (1)	24,877	24,877	9,259	9,259
Debentures to Stifel Financial Capital Trusts	82,500	67,594	82,500	75,445
Liabilities subordinated to the claims of general creditors	6,957	6,671	8,241	7,739

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following, as supplemented by the discussion in Note 2, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2011 and 2010.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2011 and 2010 approximate fair value due to the short-term nature.

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

The decrease in estimated fair value below the carrying amount of our asset-backed securities at December 31, 2011 and 2010 are primarily due to unrealized losses that were caused by: illiquid markets for collateralized debt obligations, global disruptions in the credit markets, increased supply of collateralized debt obligation secondary market securities from distressed sellers, and challenging times in the banking sector.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2011 and 2010 approximate fair value due to the short-term nature.

Bank Deposits

The fair value for demand deposits is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money-market and savings accounts approximate their fair values at the reporting date as these are short-term in nature. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Debentures to Stifel Financial Capital Trusts

The fair value of our trust preferred securities is based on the discounted value of contractual cash flows. We have assumed a discount rate based on the coupon achieved in our recently issued 6.7% senior notes due 2022.

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

NOTE 7 – Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at December 31, 2011 and 2010, are as follows (in thousands):

	December 31, 2011	December 31, 2010
Trading securities owned:
U.S. government agency securities	$66,424	$86,882
U.S. government securities	32,845	9,038
Corporate securities:
Fixed income securities	244,535	221,145
Equity securities	38,551	46,877
State and municipal securities	111,288	80,228
	$493,643	$444,170
Trading securities sold, but not yet purchased:
U.S. government securities	$109,776	$131,561
U.S. government agency securities	954	664
Corporate securities:
Fixed income securities	149,460	61,026
Equity securities	6,060	6,800
State and municipal securities	583	89
	$266,833	$200,140

At December 31, 2011 and 2010, trading securities owned in the amount of $392.4 million and $272.2 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

Trading securities sold, but not yet purchased, represent obligations of our company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices in future periods. We are obligated to acquire the securities sold short at prevailing market prices in future periods, which may exceed the amount reflected in the consolidated statements of financial condition.

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$1,105	$—	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489
	$1,204,205	$18,050	$(8,114)	$1,214,141
Held-to-maturity (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524
	$190,484	$3,742	$(5,155)	$189,071

	December 31, 2010
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale
U.S. government securities	$24,972	$58	$—	$25,030
State and municipal securities	26,678	727	(1,062)	26,343
Mortgage-backed securities:
Agency	692,922	6,938	(2,697)	697,163
Commercial	66,912	1,212	(128)	67,996
Non-agency	29,319	744	(790)	29,273
Corporate fixed income securities	153,523	1,705	(327)	154,901
Asset-backed securities	11,331	677	—	12,008
	$1,005,657	$12,061	$(5,004)	$1,012,714
Held-to-maturity (2)
Municipal auction rate securities	$43,719	$3,803	$(171)	$47,351
Asset-backed securities	8,921	198	(3,486)	5,633
	$52,640	$4,001	$(3,657)	$52,984

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income/(loss).

(2) Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the year ended December 31, 2011, we received proceeds of $362.1 million from the sale of available-for-sale securities, which resulted in realized gains of $7.9 million. For the years ended December 31, 2010 and 2009, proceeds from the sales of available-for-sale securities and the resulting realized gains and losses were immaterial. During the years ended December 31, 2011 and 2010, unrealized gains, net of deferred taxes, of $2.1 million and $3.3 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

During the second quarter of 2011, we determined that we no longer had the intent to hold $32.9 million of held-to-maturity securities to maturity. As a result, we reclassified $27.9 million carrying value of municipal auction rate securities from held-to-maturity to available-for-sale and recorded an unrealized loss of $5.0 million at the date of transfer.

During the second quarter of 2011, we reclassified $64.6 million of securities available-for-sale to securities held-to-maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	December 31, 2011
	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$39,591	$39,712	$—	$—
After one year through three years	232,006	231,770	—	—
After three years through five years	141,647	138,677	15,112	14,538
After five years through ten years	10,545	10,662	85,314	83,523
After ten years	95,086	99,688	90,058	91,010

Mortgage-backed securities
After one year through three years	9,584	9,950	—	—
After five years through ten years	16,401	16,681	—	—
After ten years	659,345	667,001	—	—
	$1,204,205	$1,214,141	$190,484	$189,071

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $644.9 million and $111.6 million at December 31, 2011 and 2010, respectively.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at December 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. government securities	$(2)	$303	$—	$—	$(2)	$303
State and municipal securities	(303)	16,565	—	—	(303)	16,565
Mortgage-backed securities:
Agency	(759)	148,817	—	—	(759)	148,817
Commercial	(978)	114,731	—	—	(978)	114,731
Non-agency	—	—	(376)	7,225	(376)	7,225
Corporate fixed income securities	(4,587)	216,510	(1,039)	8,961	(5,626)	225,471
Asset-backed securities	(70)	4,079	—	—	(70)	4,079
	$(6,699)	$501,005	$(1,415)	$16,186	$(8,114)	$517,191

The gross unrealized losses on our available-for-sale securities of $8.1 million as of December 31, 2011 relate to 65 individual securities.

Certain investments in the available-for-sale portfolio at December 31, 2011, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at December 31, 2011, was $517.2 million, which was 42.6% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $525.3 million at December 31, 2011. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral; and current market conditions.

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

Based on the evaluation, we recognized a credit-related OTTI of $1.9 million in earnings for the year ended December 31, 2011. If certain loss thresholds are exceeded, this bond would experience an event of default that would allow the senior class to liquidate the collateral securing this investment, which could adversely impact our valuation.

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

We believe the gross unrealized losses related to all other securities of $8.1 million as of December 31, 2011 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at December 31, 2011 and 2010 (in thousands, except percentages):

	December 31, 2011		December 31, 2010
	Balance	Percent	Balance	Percent

Consumer (1)	$371,399	58.2%	$266,806	68.2%
Commercial and industrial	186,996	29.3	41,965	10.7
Residential real estate	51,755	8.1	49,550	12.7
Home equity lines of credit	24,086	3.8	30,966	7.9
Commercial real estate	3,107	0.5	1,637	0.4
Construction and land	514	0.1	524	0.1
	637,857	100.0%	391,448	100.0%
Unamortized loan origination costs, net of loan fees	(421)		392
Loans in process	4		233
Allowance for loan losses	(5,300)		(2,331)
	$632,140		$389,742

(1) Includes securities-based loans of $371.1 million and $266.1 million at December 31, 2011 and 2010, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Allowance for loan losses, beginning of period	$2,331	$1,702	$2,448
Provision for loan losses	2,925	460	604
Charge-offs:
Residential real estate	(5)	(216)	(213)
Construction and land	—	—	(859)
Commercial real estate	(5)	—	(294)
Other	—	(2)	(25)
Total charge-offs	(10)	(218)	(1,391)
Recoveries	54	387	41
Allowance for loan losses, end of period	$5,300	$2,331	$1,702

A loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loans is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2011, we had $2.3 million of non-accrual loans, for which there was a specific allowance of $0.6 million. Further, we had $0.3 million in troubled debt restructurings at December 31, 2011. At December 31, 2010, we had $1.1 million of non-accrual loans, for which there was a specific allowance of $0.2 million. Further, we had $0.4 million in troubled debt restructurings at December 31, 2010. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the year, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At December 31, 2011 and 2010, approximately 95% and 98% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of December 31, 2011 and 2010 (in thousands, except rates):

	December 31, 2011		December 31, 2010
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$2,595	29.3%	$696	10.7%
Residential real estate	679	8.1	681	12.7
Commercial real estate	633	0.5	278	0.4
Consumer	510	58.2	288	68.2
Unallocated	883	3.9	388	8.0
	$5,300	100.0%	$2,331	100.0%

(1) Loan category as a percentage of total loan portfolio.

At December 31, 2011 and 2010, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.8 million and $0.9 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $4.3 million and $3.5 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At December 31, 2011 and 2010, we had mortgage loans held for sale of $131.8 million and $86.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized gains of $9.7 million, $8.3 million and $4.1 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2011 and 2010 (in thousands):

	December 30, 2011	December 30, 2010

Furniture and equipment	$147,210	$116,650
Building and leasehold improvements	77,192	51,046
Total	224,402	167,696
Less accumulated depreciation and amortization	(119,662)	(96,198)
	$104,740	$71,498

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $28.3 million, $21.7 million and $17.6 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):
	December 31, 2010	Net additions	Impairment losses	December 31, 2011
Goodwill
Global Wealth Management	$128,524	$15,304	$—	$143,828
Institutional Group	173,395	41,765	—	215,160
	$301,919	$57,069	$—	$358,988

	December 31, 2010	Net additions	Amortization	December 31, 2011
Intangible assets
Global Wealth Management	$21,463	$192	$(2,836)	$18,819
Institutional Group	13,132	4,387	(2,475)	15,044
	$34,595	$4,579	$(5,311)	$33,863

The additions to goodwill and intangible assets during the year ended December 31, 2011 are primarily attributable to the acquisition of Stone & Youngberg. Additionally, the adjustments recorded to goodwill of $7.6 million were primarily related to pre-acquisition contingencies of TWPG based on facts that existed as of the acquisition date that would have affected our estimate of the acquisition date fair value.

The allocation of the purchase price of Stone & Youngberg is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Stone & Youngberg on October 1, 2011 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. We have preliminarily identified $5.0 million of intangible assets related to the acquisition of Stone & Youngberg, consisting of customer relationships ($3.1 million), trade name ($1.5 million) and investment banking backlog ($0.4 million). The customer relationships and trade name will be amortized over a weighted average life of 15 years and 3 years, respectively. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. See Note 3 for additional information regarding our acquisition of Stone & Youngberg.

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Gross carrying value	Accumulated Amortization	Gross carrying value	Accumulated Amortization

Customer relationships	$40,166	$14,827	$37,068	$11,015
Trade name	9,442	1,011	7,981	364
Non-compete agreement	2,441	2,441	2,441	2,238
Investment banking backlog	2,250	2,157	2,230	1,508
	$54,299	$20,436	$49,720	$15,125

Amortization expense related to intangible assets was $5.3 million, $5.5 million, and $2.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2011 are: customer relationships, 7.1 years; and trade name, 8.3 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months. As of December 31, 2011, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2012	$4,672
2013	4,150
2014	3,731
2015	3,034
2016	2,761
Thereafter	15,515
$33,863

NOTE 12 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2011 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $401.2 million during the year ended December 31, 2011. There are no compensating balance requirements under these arrangements.

At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $293.0 million. At December 31, 2010, short-term borrowings from banks were $109.6 million at an average rate of 1.05%, which were collateralized by company-owned securities valued at $162.6 million. The average bank borrowing was $199.6 million, $108.8 million, and $107.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, at weighted average daily interest rates of 1.15%, 1.01%, and 0.99%, respectively.

At December 31, 2011 and 2010, Stifel Nicolaus had a stock loan balance of $124.7 million and $27.9 million, respectively, at weighted average daily interest rates of 0.17% and 0.26%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $124.1 million, $69.5 million, and $53.1 million during the years ended December 31, 2011, 2010, and 2009, respectively, at weighted average daily effective interest rates of 1.28%, 1.54%, and 1.07%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2011 and 2010 were as follows (in thousands):
	December 31, 2011	December 31, 2010

Money market and savings accounts	$2,024,568	$1,590,663
Demand deposits (interest-bearing)	29,509	22,031
Demand deposits (non-interest-bearing)	15,691	8,197
Certificates of deposit	1,970	2,677
	$2,071,738	$1,623,568

The weighted average interest rate on deposits was 0.2% at December 31, 2011 and 2010, respectively.

Scheduled maturities of certificates of deposit at December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
Certificates of deposit, less than $100:
Within one year	$794	$198
One to three years	240	577
Over three years	—	190
	$1,034	$965

Certificates of deposit, $100 and greater:
Within one year	$656	$692
One to three years	280	1,020
Over three years	—	—
	$936	$1,712

	$1,970	$2,677

At December 31, 2011 and 2010, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $2.1 billion and $1.6 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.6 million and $0.4 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 14 – Derivative Instruments and Hedging Activities

We use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our company making fixed payments. Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements.

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2011 and 2010 (in thousands):
	December 31, 2011
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$761,907	Other assets	$—	Accounts payable and accrued expenses	$(24,877)

	December 31, 2010
		Asset derivatives		Liability derivatives
	Notional Value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$491,807	Other assets	$—	Accounts payable and accrued expenses	$(9,259)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive income/(loss) into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was no ineffectiveness recognized during the year ended December 31, 2011.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $10.9 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$29,567	Interest expense	$13,949	None	$—

	Year Ended December 31, 2010
	Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$12,411	Interest expense	$3,073	None	$—

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of variable rate affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no repayment risk. See Note 6 in the notes to our consolidated financial statements for further discussion on how we determine the fair value of our financial instruments. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Credit Risk-Related Contingency Features

We have agreements with our derivative counterparties containing provisions where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

We have agreements with certain of our derivative counterparties that contain provisions where if our shareholders’ equity declines below a specified threshold or if we fail to maintain a specified minimum shareholders’ equity, then we could be declared in default on our derivative obligations.

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

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26.1 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $32.9 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2011, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by the Trust II. The debenture bears the same terms as the trust preferred securities and is presented as Debenture to Stifel Financial Capital Trust II in the consolidated statements of financial condition.

On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the "Trust III"), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.79% per annum from the issue date to June 6, 2012, and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by Trust III. The debenture bears the same terms as the trust preferred securities and is presented as Debenture to Stifel Financial Capital Trust III in the consolidated statements of financial condition. The net proceeds from the sale of the Junior Subordinated Debentures to Trust III were utilized to fund the acquisition of Stifel Bank.

On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable quarterly in arrears at a fixed interest rate equal to 6.78% per annum from the issue date to September 6, 2012, and then will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. The trust preferred securities represent an indirect interest in a junior subordinated debenture purchased from our company by Trust IV. The debenture bears the same terms as the trust preferred securities and is presented as Debenture to Stifel Financial Capital Trust IV in the consolidated statements of financial condition. The net proceeds from the sale of the Junior Subordinated Debentures to Trust IV were used to call, on July 13, 2007, our $34.5 million 9% Cumulative Trust Preferred Securities, issued through Stifel Financial Capital Trust I on April 25, 2002 and callable June 30, 2007.

On November 4, 2008, we issued 142,196 shares of our common stock in exchange for $12.5 million par value of 6.78% Cumulative Trust Preferred Securities, originally offered and sold by Stifel Financial Capital Trust IV. As a result, we extinguished $12.5 million of our debenture to Stifel Financial Capital Trust IV in 2008.

NOTE 16 – Liabilities Subordinated to Claims of General Creditors

Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, a portion of which is deferred in stock units and the balance into optional investment choices.. We obtained approval from Financial Industry Regulatory Authority (“FINRA”) and its predecessor, the New York Stock Exchange, to subordinate the liability for future payments for the portion of compensation that is not deferred in stock units. Required annual payments, as of December 31, 2011, are as follows (in thousands):

Distribution – January 31,	Plan year	Total

2012	2006	1,638
2013	2007	2,188
2014	2008	3,131
		$6,957

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in our computation of net capital under the SEC’s Uniform Net Capital Rule. We have estimated the fair value of the liability to be $6.7 million as of December 31, 2011.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2011, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $91.9 million to satisfy the minimum margin deposit requirement of $36.2 million at December 31, 2011.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $14.7 million in cash at December 31, 2011, which satisfied the minimum margin deposit requirements of $8.7 million.

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

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2011, we estimate that TWP customers held $36.0 million par value of ARS, which may be repurchased over the next 5 years. The amount estimated for repurchase assumes no issuer redemptions.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 in the notes to our consolidated financial statements for further details.

Fund Capital Commitments

At December 31, 2011, Stifel Nicolaus and certain of our asset management subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships of $4.0 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2011 and 2010, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases and Purchase Obligations

We have non-cancelable operating leases for office space and equipment. Future minimum commitments under these operating leases at December 31, 2011 are as follows (in thousands):

2012	$48,538
2013	45,479
2014	41,373
2015	34,120
2016	26,303
Thereafter	47,115
$242,928

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2011 and 2010 was $58.6 million and $53.9 million, net of sublease income of $1.9 million and $1.2 million, respectively. Rent expense for the year ended December 31, 2009 was $40.9 million.

Note 18 – Legal Proceedings

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

In our opinion, based on currently available information, review with outside legal counsel, and consideration of amounts provided for in our consolidated financial statements with respect to these matters, including the matters described below, the ultimate resolution of these matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period. For matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, based on currently available information, we believe that such losses will not have a material effect on our consolidated financial statements.

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”).  These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. Briefs supporting and opposing our motion have been filed with the Court.  We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit has been filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “Defendants”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”).

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

Additionally, on July 25, 2011, we entered into a binding letter agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the “Depfa notes”). The Plaintiffs’ liabilities to repay the Depfa Notes compose the majority of the Plaintiffs’ claimed damages. We subsequently consummated such purchase on August 23, 2011 pursuant to a definitive agreement with Depfa Bank. Included in the consolidated results of operations is a provision related to the estimated probable litigation-related costs associated with the civil and regulatory investigation in connection with the OPEB matters.

TWP LLC FINRA Matter

On April 28, 2010, FINRA commenced an administrative proceeding against TWP involving a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP’s answer denied the substantive allegations and asserted various affirmative defenses. TWP repurchased the ARS at issue from the customers at par. FINRA sought fines and other relief against TWP and the former employee.

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs.  The FINRA hearing panel dismissed all other charges against TWP and the former employee. On December 5, 2011, FINRA appealed the hearing panel’s findings to the National Adjudicatory Council.

EDC Bond Issuance Matter

On January 16, 2012, our company and Stifel Nicolaus were named as defendants in a suit filed in Wisconsin state court with respect to Stifel Nicolaus’ role as initial purchaser in a $50.0 million bond offering under Rule 144A in January 2008. The bonds were issued by the Lake of the Torches Economic Development Corporation (“EDC”) in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the “Tribe”), who are also defendants in the action, together with Godfrey & Kahn, S.C. (“G&K”) who served as both issuer’s counsel and bond counsel in the transaction. In an ongoing action in federal court in Wisconsin related to the transaction, EDC was successful in its assertion that the bond indenture was void as an unapproved “management contract” under National Indian Gaming Commission regulations, and that accordingly the waiver of sovereign immunity contained in the indenture was void. After a remand from the Seventh Circuit Court of Appeals, the federal action continues regarding the validity of the bond documents other than the bond indenture.

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, “Saybrook”), and Wells Fargo Bank, NA (“Wells Fargo”), indenture trustee for the bonds (collectively, “plaintiffs”), brought the Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. Saybrook and Wells Fargo are also the plaintiffs in the federal court action, and they have moved the court to amend their claims in the federal action to include all of the claims and parties in the state court action. In the state court action, the plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to those matters. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys’ fees from us. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

NOTE 19 – Regulatory Capital Requirements

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

At December 31, 2011, Stifel Nicolaus had net capital of $182.1 million, which was 27.4% of aggregate debit items and $168.8 million in excess of its minimum required net capital. At December 31, 2011, CSA’s, TWP’s and S&Y’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Services Authority (“FSA”) in the United Kingdom. At December 31, 2011, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At December 31, 2011, SN Canada’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts
December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$861,147	27.6%	$249,996	8.0%	$312,495	10.0%
Tier 1 capital to risk-weighted assets	855,847	27.4	124,998	4.0	187,497	6.0
Tier 1 capital to adjusted average total assets	855,847	21.4	160,234	4.0	200,293	5.0

Stifel Bank – Federal Reserve Capital Amounts
December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$172,357	11.3%	$122,439	8.0%	$153,049	10.0%
Tier 1 capital to risk-weighted assets	167,057	10.9	61,220	4.0	91,829	6.0
Tier 1 capital to adjusted average total assets	167,057	7.2	92,479	4.0	115,599	5.0

NOTE 20 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders but are allowed to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. Options expire ten years from the date of grant. The awards generally vest ratably over a three- to eight-year vesting period.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 9.5 million shares at December 31, 2011.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $29.5 million, $203.8 million, and $45.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $24.9 million, $17.5 million, and $13.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Modification of Deferred Compensation Plan

On August 3, 2010, the Compensation Committee approved the modification of the existing Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) to align the requirements for vesting with that of the TWPG deferred compensation plan, whereby forfeiture would not result from an event of termination, except termination for cause, provided that the employee does not compete with our company or violate non-solicitation provisions during the remaining term of the award. This action accelerated the non-cash compensation expense associated with all outstanding deferred compensation awards as of August 9, 2010, resulting in a charge of $179.5 million (pre-tax), which is included in compensation and benefits expense in the consolidated statements of operations.

Under the provisions of the modified SWAP Plan, future deferred compensation awards to employees will continue to be subject to continued service and employment requirements with the grant date fair value of the awards amortized as compensation expense over the required service period, which is typically three to eight years; however, participants who wish to leave our company and whose awards have not met the service requirements for vesting at that time may seek the approval of the SWAP Plan’s administrative committee to receive those awards. Upon receipt of approval, the employee’s awards will continue to vest over the remaining service period of the award provided that the employee executes a non-compete, non-solicitation agreement, which will be effective over the remaining term of the award. The removal of the service requirement by the administrative committee will result in a non-cash compensation charge for the unvested portion at the time of the approval.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2011, no options were granted.

A summary of option activity under the plans as of December 31, 2011, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value

Outstanding December 31, 2010	1,109	$9.05
Granted	—	$—
Exercised	(120)	$6.61
Forfeited	—	$—
Expired	(6)	$4.08
Outstanding December 31, 2011	983	$9.38	2.45	$23,415

At December 31, 2011, all outstanding options were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $3.7 million, $13.9 million, and $10.9 million, respectively. The fair value of options vested during the years ended December 31, 2011, 2010, and 2009 was $0.7 million, $2.9 million, and $4.2 million, respectively. Cash proceeds from the exercise of stock options were $1.4 million, $2.0 million, and $2.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2011, 2010, and 2009 were $1.4 million, $5.7 million, and $4.3 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At December 31, 2011, the total number of stock units outstanding was 14.7 million, of which 3.8 million were unvested.

A summary of unvested stock unit activity under the plans as of December 31, 2011, and changes during the year then ended is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted-average grant date fair value

Unvested December 31, 2010	602	31.82
Granted	3,579	40.10
Vested	(395)	38.91
Cancelled	(22)	40.74
Unvested December 31, 2011	3,764	39.12

At December 31, 2011, there was unrecognized compensation cost for stock units of $121.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of December 31, 2011, there were 14.5 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $34.0 million and $32.2 million at December 31, 2011 and 2010, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2011 and 2010, the deferred compensation liability related to the mutual fund option of $24.5 million and $23.9 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Employee Stock Ownership Plans

We have an internally leveraged employee stock ownership plan (“ESOP”) in which qualified employees of our company, as defined in the ESOP, participate. We make annual contributions to the ESOP in an amount determined by the Compensation Committee on behalf of all eligible employees based upon the relationship of individual compensation to total compensation.

The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The remaining collateral shares are reported as a reduction to paid-in capital in equity. As shares are committed to be released, we report compensation expense equal to the current market value of the shares.

Compensation expense of $1.7 million, $1.7 million, and $1.6 million relating to the ESOP was recorded for the years ended December 31, 2011, 2010, and 2009, respectively. The ESOP trust owned 722,233 and 709,933 shares of common stock at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, there were 73,215 and 122,024 shares held in suspense with a fair value of $2.3 million and $5.0 million, respectively.

Retirement Plans

Eligible employees of our company who have met certain service requirements may participate in the Stifel Nicolaus Profit Sharing 401(k) Plan (the “Profit Sharing Plan”). Under the Profit Sharing Plan, participants can purchase up to 750,000 shares of our common stock. We may match certain employee contributions or make additional contributions to the Profit Sharing Plan at our discretion. Our contributions to the Profit Sharing Plan were $3.6 million, $3.3 million, and $3.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 21 – Restructuring

As a result of the merger and integration of TWPG, we incurred certain restructuring charges during the third quarter of 2010. These charges related to costs associated with contract and lease terminations, consolidation of facilities and infrastructure, and employee termination benefits, which represented one-time activities and do not represent ongoing costs to fully integrate TWPG.

Contract termination fees are determined based on the provisions of Topic 420, “Exit or Disposal Cost Obligations,” which among other things, requires the recognition of a liability for contract termination under a cease-use date concept. Lease terminations represent costs associated with redundant office space disposed of as part of the restructuring plan. Payments relate to terminated lease contracts (net of anticipated sublease proceeds) continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2012. The restructuring charges are based on estimates that are subject to change.

The following table presents a summary of the activity with respect to the restructuring-related liabilities included in accrued compensation and accounts payable and accrued expenses in the consolidated statements of financial condition (in thousands):

Balance at December 31, 2010	$6,295
Provision charged to operating expense	354
Cash outlays	(2,255)
Non-cash write-downs	(3,541)
Balance at December 31, 2011	$853

NOTE 22 – Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.0 billion, and the fair value of the collateral that had been sold or repledged was $80.2 million. At December 31, 2010, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $864.7 million, and the fair value of the collateral that had been sold or repledged was $109.6 million.

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

For a complete discussion of our activities related to derivative instruments, see Note 14 in the notes to our consolidated financial statements.

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

At December 31, 2011 and 2010, Stifel Bank had outstanding commitments to originate loans aggregating $141.0 million and $107.2 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2011 scheduled to be disbursed in the following two months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2011 and 2010, Stifel Bank had outstanding letters of credit totaling $9.2 million, respectively. One of the standby letters of credit has an expiration of December 16, 2013. All of the remaining standby letters of credit commitments at December 31, 2011 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2011 and 2010, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $102.4 million and $97.4 million, respectively.

NOTE 23 – Income Taxes

The provision for income taxes/(benefit) consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current taxes:
Federal	$20,847	$35,998	$46,646
State	6,416	9,647	10,854
Foreign	(127)	(19)	—
	27,136	45,626	57,500
Deferred taxes:
Federal	20,262	(36,965)	(5,844)
State	5,958	(11,821)	(7,040)
Foreign	1,118	1,024	—
	27,338	(47,762)	(12,884)
Provision for income taxes/(benefit)	$54,474	$(2,136)	$44,616

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009

Statutory rate	$48,512	$(80)	$42,145
State income taxes, net of federal income tax benefit	7,288	(845)	6,052
Investment and jobs creation state tax credit, net of federal income tax effect	—	—	(3,444)
Change in valuation allowance	(4,180)	(767)	—
Revaluation of deferred taxes	1,685	—	—
Other, net	1,169	(444)	(137)
	$54,474	$(2,136)	$44,616

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):
	December 31, 2011	December 31, 2010
Deferred tax assets:
Deferred compensation	$128,515	$144,773
Net operating loss carryforwards	28,432	35,397
Accrued expenses	26,359	22,280
Unrealized loss on investments	11,396	7,453
Depreciation	—	4,377
Receivable reserves	2,488	2,480
Investment and jobs creation credit	2,081	2,069
Other	513	1,807
Total deferred tax assets	199,784	220,636
Valuation allowance	(2,231)	(6,287)
	197,553	214,349
Deferred tax liabilities:
Goodwill and other intangibles	(14,249)	(13,635)
Prepaid expenses	(2,382)	(3,575)
Depreciation	(3,119)	—
	(19,750)	(17,210)
Net deferred tax asset	$177,803	$197,139

Our net deferred tax asset at December 31, 2011 includes net operating loss and tax credit carryforwards of $118.1 million and $2.1 million, respectively that expire between 2012 and 2027. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was decreased by $4.1 million to adjust the tax benefit of certain state and foreign net operating loss carryforwards to the amount that we have determined is more likely than not to be realized. We believe the realization of the remaining net deferred tax asset of $177.8 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax receivable, included in other assets, is $10.0 million and $9.0 million as of December 31, 2011 and 2010, respectively.

Uncertain Tax Positions

As of December 31, 2011 and 2010, we had $3.1 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefits) in the consolidated statements of operations. As of December 31, 2011 and 2010, we had accrued interest and penalties of $1.0 million and $0.9 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2009 to December 31, 2011 (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009

Beginning balance	$3,138	$2,046	$2,015
Increase related to prior year tax positions	21	1,907	303
Decrease related to prior year tax positions	(1,075)	(586)	(157)
Increase related to current year tax positions	1,260	35	233
Decreases related to settlements with taxing authorities	(253)	—	(319)
Decreases related to lapsing of statute of limitations	—	(264)	(29)
Ending balance	$3,091	$3,138	$2,046

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

NOTE 24 – Segment Reporting

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenues: (1)
Global Wealth Management	$908,158	$843,269	$595,974
Institutional Group	507,397	541,839	494,092
Other	1,007	(3,082)	570
	$1,416,562	$1,382,026	$1,090,636

Income/(loss) before income taxes:
Global Wealth Management	$235,382	194,023	104,699
Institutional Group	63,269	129,535	129,133
Other	(160,043)	(323,787)	(113,418)
	$138,608	$(229)	$120,414

(1) No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2011, 2010, or 2009.

The following table presents our company’s total assets on a segment basis at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010

Global Wealth Management	$3,637,069	$2,965,168
Institutional Group	1,028,948	883,235
Other	285,883	364,712
	$4,951,900	$4,213,115

We have operations in the United States, Canada, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SN Ltd., SN Canada, and TWPIL. Substantially all long-lived assets are located in the United States.

Net revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2011, 2010, and 2009, were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenues:
United States	$1,361,899	$1,340,727	$1,069,066
Canada	23,422	10,739	—
United Kingdom	21,945	20,479	13,527
Other European	9,296	10,081	8,043
	$1,416,562	$1,382,026	$1,090,636

NOTE 25 – Other Comprehensive Income/(Loss)

The following table sets forth the components of other comprehensive income for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net income	$84,134	$1,907	$75,798
Other comprehensive income/(loss):
Unrealized gains on available-for-sale securities, net of tax	2,103	3,132	7,517
Unrealized (losses)/gains in cash flow hedging instruments, net of tax	(9,615)	(5,793)	80
Foreign currency translation adjustment, net of tax	(807)	1,740	—
	(8,319)	(921)	7,597
Comprehensive income	$75,815	$986	$83,395

NOTE 26 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009

Net income	$84,134	$1,907	$75,798
Shares for basic and diluted calculations:
Average shares used in basic computation	52,418	48,723	42,445
Dilutive effect of stock options and units (1)	10,640	8,949	5,996
Average shares used in diluted computation	63,058	57,672	48,441
Net income per share:
Basic	$1.61	$0.04	$1.79
Diluted (1)	$1.33	$0.03	$1.56

(1) Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2011, 2010, and 2009, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At December 31, 2011, the maximum number of shares that may yet be purchased under this plan was 4.3 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the years ended December 31, 2011 and 2010, we repurchased $48.5 million and $91.8 million, or 1.7 million and 3.0 million shares, respectively, using existing Board authorizations at average prices of $28.12 and $31.02 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes. During the year ended December 31, 2009, we did not repurchase shares.

Issuance of Shares

During the years ended December 31, 2011 and 2010, we issued 1.7 million and 8.1 million shares, respectively, which included the reissuance of 1.7 million and 0.8 million shares from treasury, respectively. Share issuances during the year ended December 31, 2011 were primarily a result of the vesting and exercise transactions under our incentive stock award plans and the acquisition of Stone & Youngberg. Share issuances during the year ended December 31, 2010 were primarily for the purchase of TWPG, the exercise of warrants that were issued as part of the Ryan Beck acquisition, and for vesting and exercise transactions under our incentive stock award plans. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of TWPG. No shares were reissued during the years ended December 31, 2009. There were no new shares issued during the year ended December 31, 2011. We issued 1.0 million and 1.6 million new shares, respectively, for employee benefit plans during the years ended December 31, 2010 and 2009.

As partial consideration of the purchase price of Ryan Beck, we issued shares of common stock and five-year immediately exercisable warrants to purchase up to 1.13 million shares of our common stock at an exercise price of $16.00 per share. At December 31, 2011 and 2010, there were 34,328 and 35,441 warrants outstanding, respectively, to purchase shares of our common stock at an exercise price of $16.00.

During the first quarter of 2009, we paid $9.3 million related to the Ryan Beck two-year private client contingent earn-out in 0.4 million shares of our company’s common stock at an average price of $22.87 per share, with partial shares paid in cash.

In June 2009, we completed an “at-the-market” public offering of 1.5 million shares of our common stock at an average price of $30.00 per share, which generated gross proceeds of $45.0 million (net proceeds of $44.7 million after fees and expenses).  Net proceeds were used for general corporate purposes.

In September 2009, we completed a public offering of 2.6 million shares of our common stock at an average price of $37.33 per share, which generated gross proceeds of $96.6 million (net proceeds of $91.8 million after fees and expenses).  Net proceeds were used for general corporate purposes.

On July 1, 2010, we completed the purchase of all the outstanding shares of common stock of TWPG. As consideration, at the close of the merger, we issued approximately 5.8 million shares, including approximately 1.2 million exchangeable shares to the holders of TWPG common stock and approximately 2.7 million restricted stock units to employees of TWPG, which resulted in purchase consideration of $271.3 million. Exchangeable shares are exchangeable at any time into shares of our common stock; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

On October 1, 2011, we completed the purchase of Stone & Youngberg. As part of the purchase consideration, at the close of the acquisition, we issued 0.2 million shares of our common stock. The shares were issued from treasury.

NOTE 28 – Variable Interest Entities

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of approximately $271.6 million at December 31, 2011. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2011, 2010, and 2009. In addition, our direct investment interest in these entities is insignificant at December 31, 2011 and 2010.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $235.2 million at December 31, 2011. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.8 million at December 31, 2011. Management fee revenue earned by our company was insignificant during the years ended December 31, 2011 and 2010.

For the entities noted above that were determined to be VIEs, we have concluded that we are not the primary beneficiary and therefore are not required to consolidated these entities. Additionally, for certain other entities we reviewed other relevant accounting guidance, which states the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at December 31, 2011, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2011. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2011. Our company’s involvement with FSI has not had a material effect on its consolidated financial position, operations, or cash flows.

NOTE 29 – Subsequent Events

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

Based on the evaluation, we identified the following as non-recognized subsequent events:

Public Offering of Senior Notes

On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “notes”). Interest on the notes will accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $169.3 million, after discounts, commissions and expenses, will be used for general corporate purposes.

NOTE 30 – Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2011:
Total revenues	$372,855	$365,240	$340,520	$363,294
Interest expense	$6,242	$6,383	$6,306	$6,416
Net revenues	$366,613	$358,857	$334,214	$356,878
Non-interest expense	$315,929	$354,982	$295,191	$311,852
Income before income taxes	$50,684	$3,875	$39,023	$45,026
Net income	$31,398	$3,416	$22,304	$27,016
Earnings per common share:
Basic	$0.60	$0.06	$0.43	$0.52
Diluted	$0.50	$0.05	$0.35	$0.43

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2010:
Total revenues	$314,371	$330,358	$344,086	$406,422
Interest expense	$2,341	$2,349	$3,698	$4,823
Net revenues	$312,030	$328,009	$340,388	$401,599
Non-interest expense	$272,465	$292,064	$482,944	$334,782
Income/(loss) before income taxes	$39,565	$35,945	$(142,556)	$66,817
Net income/(loss)	$23,740	$21,109	$(84,336)	$41,394
Earnings per common share:
Basic	$0.52	$0.46	$(1.65)	$0.81
Diluted (1)	$0.45	$0.40	$(1.65)	$0.65

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Stifel Financial Corp., together with its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. Our company’s internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2011, we conducted an assessment of the effectiveness of our company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have determined that our company’s internal control over financial reporting as of December 31, 2011, was effective.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of our company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on our consolidated financial statements.

Our company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of financial condition of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2012

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2009 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2011, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	15,596,503	$26.90	9,451,017
Equity compensation plans not approved by the shareholders	90,741	$38.48	—
	15,687,244	$26.97	9,451,017

On December 31, 2011, the total number of securities to be issued upon exercise of options and units consisted of 982,803 options and 14,704,440 units, for a total of 15,687,244 shares. The equity compensation plans approved by the stockholders contained 892,062 options and 14,704,440 units, for a total of 15,596,503 shares. The equity compensation plan not approved by the stockholders contained 90,741 options, for a total of 90,741 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2011, for equity compensation plans approved by the stockholders consists of 825,917 shares subject to options granted under the 2001 Incentive Stock Plan, and 66,145 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2011, for equity compensation plans approved by the stockholders consists of 13,999,848 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 519,801 under the 2007 Incentive Stock Plan, and 184,792 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2011, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 8,249,708 shares under the 2001 Incentive Stock Plan, 859,425 under the 2007 Incentive Stock Plan, and 341,884 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 9,451,017 shares.

Equity compensation plans not approved by stockholders

Equity compensation plans not approved by the stockholders as of December 31, 2011, include 90,741 shares that are subject to stock options granted to the former directors of TWPG in exchange for the options they held prior to the merger. There were no shares reserved for future grants or awards under this plan as of December 31, 2011.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included in Item 8, “Financial Statements and Supplementary Data,” and incorporated by reference hereto:

2. Financial Statement Schedules

All schedules are omitted, since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

(b)	Exhibits

A list of the exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

STIFEL FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2011

Exhibit No.		Description

2.	1
Agreement and Plan of Merger dated as of April 25, 2010, among Stifel Financial Corp., PTAS, Inc., and Thomas Weisel Partners Group, Inc., incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.’s Registration Statement on Form S-4 Amendment No. 1 (File No. 333-166355) filed May 20, 2010.

2
Form of Plan of Arrangement (including Exchangeable Share Provisions), incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.’s Registration Statement on Form S-3 Amendment No. 1 (File No. 333-166355) filed July 2, 2010.

3.	1
Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

	2	Stifel Financial Corp. Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3. (b)(1) to Stifel Financial Corp.’s Annual Report on Form 10-K for fiscal year ended July 30, 1993.

3
Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

4.		Stifel Financial Corp. Registration Rights Agreement dated February 28, 2007, incorporated herein by reference to Stifel Financial Corp.’s Current Report on Form 8-K/A filed March 6, 2007.

10.	1
Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – June 22, 1987) filed July 14, 1987.

2
Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

	3(a)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997.*

3(b)
Employment Agreement with Richard Himelfarb dated September 6, 2005, incorporated herein by reference to Exhibit 10.(p) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

3(c)
Employment Agreement with Thomas Mulroy dated September 7, 2005, incorporated herein by reference to Exhibit 10.(q) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

	3(d)	Employment Agreement with Victor Nesi dated June 25, 2009, filed herewith. *

	4(a)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1998. *

4(b)
Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

5
Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *

6
Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

7
Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

	8	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *

	9(a)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *

9(b)
Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *

9(c)
Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

9(d)
Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

9(e)
Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported June 21, 2011) filed on June 22, 2011. *

10
Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *

11
Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

12(a)
Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

12(b)
Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

12(c)
First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 9, 2010. *

13(a)
Agreement and Plan of Merger, dated as of January 8, 2007, by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc., and Ryan Beck Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K / A (date of earliest event reported – January 8, 2007) filed on January 12, 2007.

13(b)
Amendment No.1 to Merger Agreement by and among Stifel Financial Corp. and BankAtlantic Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – August 14, 2008) filed on August 15, 2008.

14(a)
Asset Purchase Agreement dated March 23, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – March 23, 2009) filed on March 23, 2009.

14(c)
Amendment No. 1 to Asset Purchase Agreement, dated May 4, 2009, by and between Stifel
Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported May 4, 2009) filed on May 11, 2009.

14(c)
Amendment No. 2 to Asset Purchase Agreement, dated June 1, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 10 (aa) to Stifel Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

	14(d)	Amendment No. 3 to Asset Purchase Agreement, dated August 12, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported August 12, 2009) filed on August 18, 2009.

	14(e)	Amendment No. 4 to Asset Purchase Agreement, dated September 11, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 10 (cc) to Stifel Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

11.		Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21.1		List of Subsidiaries of Stifel Financial Corp., filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certification of Chief Executive Officer. **

32.2		Section 1350 Certification of Chief Financial Officer. **

101.		Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to Consolidated Financial Statements. **

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2012.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

/s/	Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski
/s/	James M. Zemlyak	Senior Vice President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak
/s/	Bruce A. Beda	Director
Bruce A. Beda
/s/	Michael W. Brown	Director
Michael W. Brown
/s/	Charles A. Dill	Director
Charles A. Dill
/s/	John P. Dubinsky	Director
John P. Dubinsky
/s/	Richard F. Ford	Director
Richard F. Ford
/s/	Robert E. Grady	Director
Robert E. Grady
/s/	Frederick O. Hanser	Director
Frederick O. Hanser
/s/	Richard J. Himelfarb	Director
Richard J. Himelfarb
/s/	Alton F. Irby III	Director
Alton F. Irby III
/s/	Robert E. Lefton	Director
Robert E. Lefton
/s/	Thomas P. Mulroy	Director
Thomas P. Mulroy
/s/	Victor J. Nesi	Director
Victor J. Nesi
/s/	James M. Oates	Director
James M. Oates
/s/	Ben A. Plotkin	Director
Ben A. Plotkin
/s/	Thomas W. Weisel
	Thomas W. Weisel	Chairman of the Board and Director
/s/	Kelvin R. Westbrook	Director
Kelvin R. Westbrook