Form 10-Q
period 2012-03-31
STIFEL FINANCIAL CORP
filed 2012-05-10
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on April 30, 2012, was 53,720,016, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 22,830 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.
Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition

(in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$226,458	$167,671
Restricted cash	6,584	6,883
Cash segregated for regulatory purposes	26	26
Receivables:
Brokerage clients, net	569,276	560,018
Brokers, dealers, and clearing organizations	237,258	252,636
Securities purchased under agreements to resell	103,958	75,455
Trading securities owned, at fair value (includes securities pledged of $425,845 and $392,395, respectively)	575,724	474,951
Available-for-sale securities, at fair value	1,347,535	1,214,141
Held-to-maturity securities, at amortized cost	327,447	190,484
Loans held for sale	141,136	131,754
Bank loans, net of allowance	657,193	632,140
Other real estate owned	717	708
Investments	244,106	239,208
Fixed assets, net	101,401	104,740
Goodwill	358,988	358,988
Intangible assets, net	32,534	33,863
Loans and advances to financial advisors and other employees, net	183,652	172,717
Deferred tax assets, net	141,798	177,803
Other assets	209,903	157,714
Total Assets	$5,465,694	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$187,400	$199,400
Payables:
Brokerage clients	291,317	245,886
Brokers, dealers, and clearing organizations	169,437	139,911
Drafts	56,627	75,901
Securities sold under agreements to repurchase	142,119	80,176
Bank deposits	2,357,912	2,071,738
Trading securities sold, but not yet purchased, at fair value	267,807	266,833
Securities sold, but not yet purchased, at fair value	21,823	19,223
Accrued compensation	124,962	204,076
Accounts payable and accrued expenses	240,530	257,194
Senior notes	175,000	-
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
	4,117,434	3,642,838
Liabilities subordinated to claims of general creditors	5,318	6,957
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 34,593 and 172,242 shares, respectively	5	26
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,685,423 and 53,547,774 shares, respectively	8,053	8,032
Additional paid-in-capital	1,051,863	1,078,743
Retained earnings	286,854	277,195
Accumulated other comprehensive loss	(189)	(7,938)
	1,346,586	1,356,058
Treasury stock, at cost, 92,359 and 1,769,096 shares, respectively	(3,383)	(53,640)
Unearned employee stock ownership plan shares, at cost, 61,013 and 73,215 shares, respectively	(261)	(313)
	1,342,942	1,302,105
Total Liabilities and Shareholders' Equity	$5,465,694	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Revenues:
Commissions	$123,303	$155,786
Principal transactions	116,233	92,859
Investment banking	70,438	41,418
Asset management and service fees	60,818	57,680
Interest	25,257	18,856
Other income	13,294	6,256
Total revenues	409,343	372,855
Interest expense	9,010	6,242
Net revenues	400,333	366,613

Non-interest expenses:
Compensation and benefits	254,704	231,166
Occupancy and equipment rental	30,791	29,325
Communications and office supplies	20,373	18,845
Commissions and floor brokerage	7,612	6,649
Other operating expenses	27,599	29,944
Total non-interest expenses	341,079	315,929

Income before income tax expense	59,254	50,684
Provision for income taxes	24,481	19,286
Net income	$34,773	$31,398

Earnings per common share:
Basic	$0.65	$0.60
Diluted	$0.55	$0.50

Weighted average number of common shares outstanding:
Basic	53,243	52,534
Diluted	62,669	63,179

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Net income	$34,773	$31,398
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	4,850	1,193
Unrealized gains on cash flow hedging instruments, net of tax	2,364	2,806
Foreign currency translation adjustment, net of tax	535	534
	7,749	4,533
Comprehensive income	$42,522	$35,931

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$34,773	$31,398
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,189	5,606
Amortization of loans and advances to financial advisors and other employees	13,931	14,268
Amortization of premium on available-for-sale securities	2,886	3,602
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	955	(259)
Amortization of intangible assets	1,329	1,064
Deferred income taxes	31,514	23,351
Excess tax benefits from stock-based compensation	(12,438)	(22,463)
Stock-based compensation	6,963	6,780
Gains on investments	(7,952)	(3,317)
Other, net	(308)	633
Decrease/(increase) in operating assets:
Cash segregated for regulatory purposes and restricted cash	299	996
Receivables:
Brokerage clients	(9,270)	(6,756)
Brokers, dealers, and clearing organizations	15,378	(77,388)
Securities purchased under agreements to resell	(28,503)	(90,616)
Loans originated as held for sale	(356,192)	(179,834)
Proceeds from mortgages held for sale	346,809	234,725
Trading securities owned, including those pledged	(100,773)	(117,240)
Loans and advances to financial advisors and other employees	(25,203)	(14,029)
Other assets	(35,119)	(11,265)
Increase/(decrease) in operating liabilities:
Payables:
Brokerage clients	45,431	(6,636)
Brokers, dealers, and clearing organizations	13,590	(42,560)
Drafts	(19,274)	(17,962)
Trading securities sold, but not yet purchased	3,574	167,269
Other liabilities and accrued expenses	(119,349)	(151,611)
Net cash used in operating activities	$(189,760)	$(252,244)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns on available-for-sale securities	$63,783	$71,512
Calls of held-to-maturity securities	-	500
Sale or maturity of investments	15,534	16,609
Sale of other real estate owned	75	228
Increase in bank loans, net	(25,534)	(7,604)
Payments for:
Purchase of available-for-sale securities	(192,536)	(251,409)
Purchase of held-to-maturity securities	(136,854)	(11,264)
Purchase of investments	(12,480)	(12,369)
Purchase of fixed assets	(3,902)	(18,118)
Net cash used in investing activities	(291,914)	(211,915)
Cash Flows from Financing Activities:
(Payments of)/proceeds from short-term borrowings from banks	(12,000)	190,100
Proceeds from issuance of senior notes, net	170,291	-
Increase in securities sold under agreements to repurchase	61,943	33,911
Increase in bank deposits, net	286,174	2,322
Increase in securities loaned	15,936	85,361
Excess tax benefits from stock-based compensation	12,438	22,463
Reissuance of treasury stock	6,783	2,093
Extinguishment of subordinated debt	(1,639)	(1,284)
Net cash provided by financing activities	539,926	334,966

Effect of exchange rate changes on cash	535	534

Increase/(decrease) in cash and cash equivalents	58,787	(128,659)
Cash and cash equivalents at beginning of period	167,671	253,529
Cash and cash equivalents at end of period	$226,458	$124,870

Supplemental disclosure of cash flow information:
(Refunds, net of taxes paid)/Cash paid for income taxes, net of refunds	$(885)	$4,323
Cash paid for interest	6,712	5,982
Noncash investing and financing activities:
Units, net of forfeitures	68,159	84,193

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Stifel Bank & Trust ("Stifel Bank"), Stifel Nicolaus Europe Limited ("SNEL"), Century Securities Associates, Inc. ("CSA"), Stifel Nicolaus Canada, Inc. ("SN Canada"), and Thomas Weisel Partners LLC ("TWP"), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company's principal customers are individual investors, corporations, municipalities, and institutions.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period's presentation. The effect of these reclassifications on our company's previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's control structure, expected benefits and losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb benefits or losses, variability, related party relationships, and the design of the VIE. Where a qualitative analysis is not conclusive, we perform a quantitative analysis. We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See Note 23 for additional information on variable interest entities.

NOTE 2 - Recently Adopted Accounting Guidance

Goodwill Impairment Testing

In September 2011, the Financial Accounting Standards Board ("FASB") issued Update No. 2011-08 "Testing Goodwill for Impairment," which amends Topic 350 "Intangibles - Goodwill and Other." This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for our company), with early adoption permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("Update No. 2011-05"), which allows for the presentation of  total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). While the adoption impacted where we disclose the components of other comprehensive income in our consolidated financial statements, it did not have an impact on our consolidated financial statements.

In December 2011, the FASB issued Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("Update No. 2011-12"), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the  proposal. The amendments contained in Update No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Update No. 2011-05, as amended by Update No. 2011-12, became effective for us on January 1, 2012. Although the adoption of this new guidance did not have a material impact on our accounting for comprehensive income, it did impact our presentation of the components of comprehensive income by eliminating the historical practice of showing these items within our consolidated financial statements.

Fair Value of Financial Instruments

In May 2011, the FASB issued Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (Update No. 2011-04), which generally aligns the principals of measuring fair value and for disclosing information about fair value measurements with International Financial Reporting Standards. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). Other than requiring additional disclosures regarding fair value measurements, the adoption of this new guidance did not have an impact on our consolidated financial statements. See Note 4 - Fair Value Measurements.

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

Recently Issued Accounting Guidance

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," which enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Topic 210 "Balance Sheet," and Topic 815, "Derivatives and Hedging or 2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 (January 1, 2013 for our company), and requires retrospective disclosures for comparative periods presented. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

NOTE 3 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2012 and December 31, 2011, included (in thousands):

	March 31, 2012	December 31, 2011

Deposits paid for securities borrowed	$200,734	$193,509
Securities failed to deliver	22,336	15,485
Receivable from clearing organizations	14,188	43,642
	$237,258	$252,636

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2012 and December 31, 2011, included (in thousands):

	March 31, 2012	December 31, 2011

Deposits received from securities loaned	$141,101	$124,711
Securities failed to receive	24,791	11,216
Payable to clearing organizations	3,545	3,984
	$169,437	$139,911

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 4 - Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased, securities sold, but not yet purchased, and derivatives.

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

We generally utilize third-party pricing services to value Level 1 and Level 2 available-for-sale investment securities, as well as certain derivatives designated as fair value hedges. We review the methodologies and assumptions used by the third-party pricing services and evaluate the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data. We may occasionally adjust certain values provided by the third-party pricing service when we believe, as the result of our review, that the adjusted price most appropriately reflects the fair value of the particular security.

Following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value. The descriptions include an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. Actively traded money market funds are measured at their net asset value, which approximates fair value. As such, we classify the estimated fair value of these instruments as Level 1.

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

Securities classified as Level 3, of which the substantial majority is auction rate securities ("ARS"), represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on an internally developed discounted cash flow model. The discounted cash flow model utilizes two significant unobservable inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and our company's own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. On an on-going basis, management verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.

In addition to ARS, we have classified certain corporate obligations with unobservable pricing inputs and airplane trust certificates as Level 3. The methods used to value trading securities are the same as the methods used to value ARS, discussed above.

Investments

Investments valued at fair value include ARS, investments in mutual funds, U.S. treasury securities, investments in public companies, private equity securities, partnerships, and warrants of public or private companies.

Investments in certain public companies, mutual funds and U.S. treasury securities are valued based on quoted prices in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. The methods used to value ARS are discussed above.

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $3.7 million and $4.0 million at March 31, 2012 and December 31, 2011, respectively.

Warrants are valued based upon the Black-Scholes option-pricing model that uses discount rates and stock volatility factors of comparable companies as inputs. These inputs are subject to management judgment to account for differences between the measured investment and comparable companies and are reported as Level 3 assets.

Securities Sold, But Not Yet Purchased

Equity securities that are valued based on quoted prices in active markets and reported in Level 1.

Derivatives

Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis and calculate credit valuation adjustments, included in the fair value of these instruments, on the basis of our relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty to the total expected exposure of the derivative after considering collateral and other master netting arrangements. We have classified our interest rate swaps as Level 2.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,751	$48,751	$-	$-
Trading securities owned:
U.S. government agency securities	91,271	-	91,271	-
U.S. government securities	15,030	15,030	-	-
Corporate securities:
Fixed income securities	240,244	67,774	165,773	6,697
Equity securities	31,810	28,584	3,226	-
State and municipal securities	197,369	-	197,369	-
Total trading securities owned	575,724	111,388	457,639	6,697
Available-for-sale securities:
U.S. government agency securities	1,116	-	1,116	-
State and municipal securities	83,466	-	18,607	64,859
Mortgage-backed securities:
Agency	465,882	-	465,882	-
Commercial	286,868	-	286,868	-
Non-agency	16,689	-	16,689	-
Corporate fixed income securities	468,097	310,850	145,247	12,000
Asset-backed securities	25,417	-	25,417	-
Total available-for-sale securities	1,347,535	310,850	959,826	76,859
Investments:
Corporate equity securities	27,504	27,311	193	-
Mutual funds	36,855	36,855	-	-
U.S. government securities	7,000	7,000	-	-
Auction rate securities:
Equity securities	92,077	-	-	92,077
Municipal securities	13,404	-	-	13,404
Other	39,266	942	342	37,982
Total investments	216,106	72,108	535	143,463
	$2,188,116	$543,097	$1,418,000	$227,019

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$98,283	$98,283	$-	$-
U.S. government agency securities	6,161	-	6,161	-
Corporate securities:
Fixed income securities	145,002	46,729	98,273	-
Equity securities	17,972	17,972	-	-
State and municipal securities	389	-	389	-
Total trading securities sold, but not yet purchased	267,807	162,984	104,823	-
Securities sold, but not yet purchased	21,823	21,823	-	-
Derivative contracts (1)	21,040	-	21,040	-
	$310,670	$184,807	$125,863	$-

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,156	$14,156	$-	$-
Trading securities owned:
U.S. government agency securities	66,424	-	66,424	-
U.S. government securities	32,845	32,845	-	-
Corporate securities:
Fixed income securities	244,535	31,398	209,395	3,742
Equity securities	19,859	19,506	353	-
State and municipal securities	111,288	-	111,288	-
Total trading securities owned	474,951	83,749	387,460	3,742
Available-for-sale securities:
U.S. government agency securities	1,103	-	1,103	-
State and municipal securities	86,932	-	20,036	66,896
Mortgage-backed securities:
Agency	404,662	-	404,662	-
Commercial	271,510	-	271,510	-
Non-agency	17,460	-	17,460	-
Corporate fixed income securities	405,985	153,855	240,130	12,000
Asset-backed securities	26,489	-	26,489	-
Total available-for-sale securities	1,214,141	153,855	981,390	78,896
Investments:
Corporate equity securities	23,921	23,921	-	-
Mutual funds	33,958	33,958	-	-
Auction rate securities:
Equity securities	103,176	-	-	103,176
Municipal securities	11,729	-	-	11,729
Other	38,424	1,055	336	37,033
Total investments	211,208	58,934	336	151,938
	$1,914,456	$310,694	$1,369,186	$234,576

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$109,776	$109,776	$-	$-
U.S. government agency securities	954	-	954	-
Corporate securities:
Fixed income securities	149,460	74,719	74,741	-
Equity securities	6,060	6,019	41	-
State and municipal securities	583	-	583	-
Total trading securities sold, but not yet purchased	266,833	190,514	76,319	-
Securities sold, but not yet purchased	19,223	19,223	-	-
Derivative contracts (1)	24,877	-	24,877	-
	$310,933	$209,737	$101,196	$-

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Our investment in a senior preferred interest in Miller Buckfire & Co. LLC, which is included in investments in the consolidated statements of financial condition, is carried at cost and therefore not included in the above analysis of fair value at March 31, 2012 and December 31, 2011.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended March 31, 2012 (in thousands):

		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities (2)	Corporate Fixed Income Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other

Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033
Unrealized gains/(losses):
Included in changes in net assets (3)	47	-	-	451	(65)	704
Included in OCI (4)	-	(155)	-	-	-	-
Realized gains (3)	18	118	-	-	-	590
Purchases	5,246	-	-	2,800	2,040	390
Sales	(2,557)	-	-	-	-	(735)
Redemptions	-	(2,000)	-	(14,350)	(300)	-
Transfers:
Into Level 3	227	-	-	-	-	-
Out of Level 3	(26)	-	-	-	-	-
Net change	2,955	(2,037)	-	(11,099)	1,675	949
Balance at March 31, 2012	$6,697	$64,859	$12,000	$92,077	$13,404	$37,982

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Consists of auction rate securities.
(3) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(4) Unrealized gains related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: unrealized gains and losses, and redemptions of ARS at par during the three months ended March 31, 2012. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2012 relating to Level 3 assets still held at March 31, 2012 were immaterial.

The following table presents quantitative information related to the significant unobservable inputs utilized in our company's Level 3 recurring fair value measurements as of March 31, 2012 (in thousands, except rates and years).

		Discounted cash flow model - unobservable inputs
		Discount rate		Workout period
	Estimated fair value	Range	Weighted average	Range	Weighted average

Available-for-sale securities:
State and municipal securities	$64,859	2.4% - 9.2%	5.0%	3 - 4 years	3.5 years
Investments:
Auction rate securities:
Equity securities	92,077	0.0% - 7.5%	4.7%	1 - 4 years	2.6 years
Municipal securities	13,404	1.5% - 8.7%	4.2%	1 - 3 years	1.9 years

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $1.8 million of transfers of financial assets from Level 2 to Level 1 during the three months ended March 31, 2012 primarily related to tax-exempt securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.4 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2012 primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed. There were $0.2 million of transfers of financial assets into Level 3 during the three months ended March 31, 2012 related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of March 31, 2012 and December 31, 2011, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$226,458	$226,458	$167,671	$167,671
Restricted cash	6,584	6,584	6,883	6,883
Cash segregated for regulatory purposes	26	26	26	26
Securities purchased under agreements to resell	103,958	103,958	75,455	75,455
Trading securities owned	575,724	575,724	474,951	474,951
Available-for-sale securities	1,347,535	1,347,535	1,214,141	1,214,141
Held-to-maturity securities	327,447	329,833	190,484	189,071
Loans held for sale	141,136	141,136	131,754	131,754
Bank loans	657,193	665,773	632,140	639,341
Investments	244,106	244,106	239,208	239,208
Financial liabilities:
Securities sold under agreements to repurchase	$142,119	$142,119	$80,176	$80,176
Bank deposits	2,357,912	2,326,411	2,071,738	2,067,324
Trading securities sold, but not yet purchased	267,807	267,807	266,833	266,833
Securities sold, but not yet purchased	21,823	21,823	19,223	19,223
Derivative contracts (1)	21,040	21,040	24,877	24,877
Senior notes	175,000	189,108	-	-
Debentures to Stifel Financial Capital Trusts	82,500	69,206	82,500	67,594
Liabilities subordinated to the claims of general creditors	5,318	5,079	6,957	6,671

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	March 31, 2012 (1)
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$177,707	$177,707	$-	$-
Restricted cash	6,584	6,584	-	-
Cash segregated for regulatory purposes	26	26	-	-
Securities purchased under agreements to resell	103,958	103,958	-	-
Held-to-maturity securities	329,833	14,707	39,537	275,589
Loans held for sale	141,136	-	141,136	-
Bank loans	665,773	-	665,773	-
Investments	28,000	-	-	28,000
Financial liabilities:
Securities sold under agreements to repurchase	$142,119	35,809	106,310	-
Bank deposits	2,326,411	-	2,326,411	-
Senior notes	189,108	189,108	-	-
Debentures to Stifel Financial Capital Trusts	69,206	-	-	69,206
Liabilities subordinated to claims of general creditors	5,079	-	-	5,079

(1) We adopted the provisions of Update No. 2011-04 in the first quarter of 2012 on a prospective basis. Accordingly, disclosures for prior periods are not presented.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2012 and December 31, 2011.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2012 and December 31, 2011 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2012 and December 31, 2011 approximate fair value due to the short-term nature.

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

Senior Notes

The fair value of our 6.70% senior notes is estimated based upon quoted market prices.

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

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at March 31, 2012 and December 31, 2011, are as follows (in thousands):

	March 31, 2012	December 31, 2011
Trading securities owned:
U.S. government agency securities	$91,271	$66,424
U.S. government securities	15,030	32,845
Corporate securities:
Fixed income securities	240,244	244,535
Equity securities	31,810	19,859
State and municipal securities	197,369	111,288
	$575,724	$474,951
Trading securities sold, but not yet purchased:
U.S. government securities	$98,283	$109,776
U.S. government agency securities	6,161	954
Corporate securities:
Fixed income securities	145,002	149,460
Equity securities	17,972	6,060
State and municipal securities	389	583
	$267,807	$266,833

At March 31, 2012 and December 31, 2011, trading securities owned in the amount of $425.8 million and $392.4 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,115	$2	$(1)	$1,116
State and municipal securities	79,351	4,540	(425)	83,466
Mortgage-backed securities:
Agency	457,608	8,687	(413)	465,882
Commercial	283,746	3,664	(542)	286,868
Non-agency	16,458	231	-	16,689
Corporate fixed income securities	466,221	4,647	(2,771)	468,097
Asset-backed securities	25,252	498	(333)	25,417
	$1,329,751	$22,269	$(4,485)	$1,347,535
Held-to-maturity securities (2)
Asset-backed securities	$251,832	$6,221	$(2,681)	$255,372
Corporate fixed income securities	55,519	56	(1,331)	54,244
Municipal auction rate securities	20,096	846	(725)	20,217
	$327,447	$7,123	$(4,737)	$329,833

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,105	$-	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489
	$1,204,205	$18,050	$(8,114)	$1,214,141
Held-to-maturity securities (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524
	$190,484	$3,742	$(5,155)	$189,071

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2) Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three months ended March 31, 2012, we received proceeds of $2.7 million from the sale of available-for-sale securities, which resulted in realized gains of an immaterial amount. During the three months ended March 31, 2012 and 2011, unrealized gains, net of deferred taxes, of $4.9 million and $1.2 million, respectively, were recorded in accumulated other comprehensive loss in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$36,257	$36,424	$-	$-
After one year through three years	318,885	322,515	-	-
After three years through five years	118,776	116,776	21,265	20,909
After five years through ten years	5,583	6,207	143,413	142,717
After ten years	92,438	96,174	162,769	166,207
Mortgage-backed securities
After one year through three years	9,528	10,003	-	-
After five years through ten years	17,408	17,815	-	-
After ten years	730,876	741,621	-	-
	$1,329,751	$1,347,535	$327,447	$329,833

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $706.3 million and $634.8 million at March 31, 2012 and December 31, 2011, respectively.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at March 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(1)	$109	$-	$-	$(1)	$109
State and municipal securities	(425)	26,129	-	-	(425)	26,129
Mortgage-backed securities:
Agency	(413)	163,201	-	-	(413)	163,201
Commercial	(542)	46,227	-	-	(542)	46,227
Corporate fixed income securities	(1,301)	57,026	(1,470)	28,512	(2,771)	85,538
Asset-backed securities	(333)	15,196	-	-	(333)	15,196
	$(3,015)	$307,888	$(1,470)	$28,512	$(4,485)	$336,400

The gross unrealized losses on our available-for-sale securities of $4.5 million as of March 31, 2012 relate to 37 individual securities.

Certain investments in the available-for-sale portfolio at March 31, 2012, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at March 31, 2012, was $336.4 million, which was 25.0% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $331.9 million at March 31, 2012. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security's amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security's fair value and the present value of expected future cash flows. Based on the evaluation, we recognized a credit-related OTTI of $0.2 million in earnings for the three months ended March 31, 2012.

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

We believe the gross unrealized losses related to all other securities of $4.5 million as of March 31, 2012 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at March 31, 2012 and December 31, 2011 (in thousands, except percentages):

	March 31, 2012		December 31, 2011
	Balance	Percent	Balance	Percent

Consumer (1)	$385,231	58.1%	$371,399	58.2%
Commercial and industrial	203,559	30.7	186,996	29.3
Residential real estate	47,200	7.1	51,755	8.1
Home equity lines of credit	24,100	3.6	24,086	3.8
Commercial real estate	2,996	0.4	3,107	0.5
Construction and land	514	0.1	514	0.1
	663,600	100.0%	637,857	100.0%
Unamortized loan fees, net of origination costs	(537)		(421)
Loans in process	(89)		4
Allowance for loan losses	(5,781)		(5,300)
	$657,193		$632,140

(1) Includes securities-based loans of $384.9 million and $371.1 million at March 31, 2012 and December 31, 2011, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Allowance for loan losses, beginning of period	$5,300	$2,331
Provision for loan losses	543	185
Charge-offs:
Residential real estate	(109)	-
Recoveries	47	5
Allowance for loan losses, end of period	$5,781	$2,521

A loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is reversed. At March 31, 2012, we had $1.9 million of non-accrual loans, for which there was a specific allowance of $0.6 million. Further, we had $0.3 million in troubled debt restructurings at March 31, 2012. At December 31, 2011, we had $2.3 million of non-accrual loans, for which there was a specific allowance of $0.6 million. Further, we had $0.3 million in troubled debt restructurings at December 31, 2011. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2012, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At March 31, 2012 and December 31, 2011, approximately 95% and 95% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of March 31, 2012 and December 31, 2011 (in thousands, except rates):

	March 31, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$2,908	30.7%	$2,595	29.3%
Residential real estate	667	7.1	679	8.1
Commercial real estate	565	0.4	633	0.5
Consumer	785	58.1	510	58.2
Unallocated	856	3.7	883	3.9
	$5,781	100.0%	$5,300	100.0%

(1) Loan category as a percentage of total loan portfolio.

At March 31, 2012 and December 31, 2011, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.8 million and $0.8 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.2 million and $4.3 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At March 31, 2012 and December 31, 2011, we had mortgage loans held for sale of $141.1 million and $131.8 million, respectively. For the three months ended March 31, 2012 and 2011, we recognized gains of $2.8 million and $2.0 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 8 - Fixed Assets

The following is a summary of fixed assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Furniture and equipment	$149,905	$147,210
Building and leasehold improvements	77,100	77,192
Total	227,005	224,402
Less accumulated depreciation and amortization	(125,604)	(119,662)
	$101,401	$104,740

For the three months ended March 31, 2012 and 2011, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.2 million and $5.6 million, respectively.

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2011	Net additions	Impairment losses	March 31, 2012
Goodwill
Global Wealth Management	$143,828	$-	$-	$143,828
Institutional Group	215,160	-	-	215,160
	$358,988	$-	$-	$358,988

	December 31, 2011	Net additions	Amortization	March 31, 2012
Intangible assets
Global Wealth Management	$18,819	$-	$(625)	$18,194
Institutional Group	15,044	-	(704)	14,340
	$33,863	$-	$(1,329)	$32,534

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization

Customer relationships	$40,166	$15,843	$40,166	$14,827
Trade name	9,442	1,264	9,442	1,011
Investment banking backlog	2,250	2,217	2,250	2,157
	$51,858	$19,324	$51,858	$17,995

Amortization expense related to intangible assets was $1.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2012 are: customer relationships, 6.9 years; and trade name, 8.1 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months. As of March 31, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2012	$3,597
2013	4,309
2014	3,856
2015	3,129
2016	2,829
Thereafter	14,814
$32,534

NOTE 10 - Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $364.0 million during the three months ended March 31, 2012. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at March 31, 2012 consisted of a $50.0 million committed revolving credit facility with two banks. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At March 31, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants.

At March 31, 2012, short-term borrowings from banks were $187.4 million at an average rate of 1.13%, which were collateralized by company-owned securities valued at $283.7 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $293.0 million. The average bank borrowing was $185.3 million and $168.5 million for the three months ended March 31, 2012 and 2011, respectively, at average daily interest rates of 1.13%, and 1.40%, respectively.

At March 31, 2012 and December 31, 2011, Stifel Nicolaus had a stock loan balance of $141.1 million and $124.7 million, respectively, at average daily interest rates of 0.14% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $156.0 million and $98.4 million during the three months ended March 31, 2012 and 2011, respectively, at average daily effective interest rates of 2.09% and 1.34%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 11 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011

Money market and savings accounts	$2,316,088	$2,024,568
Demand deposits (interest-bearing)	25,292	29,509
Demand deposits (non-interest-bearing)	14,942	15,691
Certificates of deposit	1,590	1,970
	$2,357,912	$2,071,738

The weighted average interest rate on deposits was 0.1% and 0.2% at March 31, 2011 and December 31, 2011, respectively.

Scheduled maturities of certificates of deposit at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Certificates of deposit, less than $100:
Within one year	$546	$794
One to three years	241	240
	$787	$1,034

Certificates of deposit, $100 and greater:
Within one year	$521	$656
One to three years	282	280
	803	936
	$1,590	$1,970

At March 31, 2012 and December 31, 2011, the amount of deposits includes related party deposits, primarily brokerage customers' deposits from Stifel Nicolaus of $2.3 billion and $2.1 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.1 million and $0.6 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$734,567	Other assets	$-	Accounts payable and accrued expenses	$(21,040)

	December 31, 2011
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$761,907	Other assets	$-	Accounts payable and accrued expenses	$(24,877)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was no ineffectiveness recognized during the three months ended March 31, 2012.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $10.5 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(625)	Interest expense	$3,211	None	$-

	Three Months Ended March 31, 2011
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(1,135)	Interest expense	$3,405	None	$-

We maintain a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate volatility. Our goal is to manage sensitivity to changes in rates by hedging the maturity characteristics of variable rate affiliated deposits, thereby limiting the impact on earnings. By using derivative instruments, we are exposed to credit and market risk on those derivative positions. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes our company and, therefore, creates a repayment risk for our company. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no repayment risk. See Note 4 in the notes to our consolidated financial statements for further discussion on how we determine the fair value of our financial instruments. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Regulatory Capital-Related Contingency Features

Certain of our derivative instruments contain provisions that require us to maintain our capital adequacy requirements. If we were to lose our status as "adequately capitalized," we would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $22.2 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $32.9 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2012, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 13 - Senior Notes

On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the "notes"). Interest on the notes will accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption.

NOTE 14 - Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2012, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $88.2 million to satisfy the minimum margin deposit requirement of $56.0 million at March 31, 2012.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $24.1 million in cash at March 31, 2012, which satisfied the minimum margin deposit requirements of $18.4 million.

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

TWP has entered into settlement and release agreements ("Settlement Agreements") with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2012, we estimate that TWP customers held $32.7 million par value of ARS, which may be repurchased over the next 5 years. The amount estimated for repurchase assumes no issuer redemptions.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2012 and December 31, 2011, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs").  These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. Briefs supporting and opposing our motion have been filed with the Court.  The District Court has not yet ruled on the motion to dismiss.  We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC's lawsuit and intend to vigorously defend the SEC's claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs"). This lawsuit relates to the same transactions that are the subject of the SEC action noted above.

The suit arises out of purchases of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Since the investments were made, we believe their value has declined, resulting in a total loss for the OPEB trusts.  The Plaintiffs have asserted that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse under the loan agreements entered into by Depfa Bank is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted in the Complaint included violation of the Wisconsin Securities Act, fraud, and negligence. The lawsuit sought equitable relief, unspecified compensatory damages, treble damages, punitive damages, and attorney's fees and costs. The Plaintiffs claimed that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act.

On July 25, 2011, we entered into a binding letter agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the "Depfa notes"). The Plaintiffs' liabilities to repay the Depfa Notes compose the majority of the Plaintiffs' claimed damages. We subsequently consummated such purchase on August 23, 2011 pursuant to a definitive agreement with Depfa Bank. On March 19, 2012 we announced the settlement by our company and Stifel Nicolaus of the lawsuit brought by the school districts in exchange for a cash payment, release of the school districts' moral obligations, and an agreement not to pursue the OPEB trusts for repayment of the Depfa Notes beyond amounts the OPEB trusts may collect from the RBC entities in the continuation of the litigation. We agreed to make a $13.0 million cash payment to the school districts and to fund the issuance of a $9.5 million letter of credit payable to the school districts upon final resolution of the SEC lawsuit.  The settlement also provides the potential for the school districts to obtain significant additional damages from the RBC entities.  Appropriate reserves for these amounts were previously recorded and included in the consolidated results of operations. The RBC entities and our company and Stifel Nicolaus have asserted cross claims for indemnity and contribution against each other, and we will also continue in the lawsuit to recover from the RBC entities payments we have made to the school districts and for amounts owed by the OPEB trusts under the Depfa Notes.

TWP LLC FINRA Matter

On April 28, 2010, FINRA commenced an administrative proceeding against TWP involving a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP's answer denied the substantive allegations and asserted various affirmative defenses. TWP repurchased the ARS at issue from the customers at par. FINRA sought fines and other relief against TWP and the former employee.

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs.  The FINRA hearing panel dismissed all other charges against TWP and the former employee. On December 5, 2011, FINRA appealed the hearing panel's findings to the National Adjudicatory Council.

EDC Bond Issuance Matter

On January 16, 2012, our company and Stifel Nicolaus were named as defendants in a suit filed in Wisconsin state court with respect to Stifel Nicolaus' role as initial purchaser in a $50.0 million bond offering under Rule 144A in January 2008. The bonds were issued by the Lake of the Torches Economic Development Corporation ("EDC") in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the "Tribe"), who are also defendants in the action, together with Godfrey & Kahn, S.C. ("G&K") who served as both issuer's counsel and bond counsel in the transaction. In an action in federal court in Wisconsin related to the transaction, EDC was successful in its assertion that the bond indenture was void as an unapproved "management contract" under National Indian Gaming Commission regulations, and that accordingly the Tribe's waiver of sovereign immunity contained in the indenture was void. After a remand from the Seventh Circuit Court of Appeals, a new federal action continues regarding the validity of the bond documents other than the bond indenture, and our company and Stifel Nicolaus are defendants in this new federal action.

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, "Saybrook"), and Wells Fargo Bank, NA ("Wells Fargo"), indenture trustee for the bonds (collectively, "plaintiffs"), also brought a Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. The parties have agreed to stay the state court action until the federal court rules on whether it has jurisdiction over the new federal action.  Saybrook is the plaintiff in the new federal action and in  the state court action. The plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC's waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe's waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys' fees from us. On May 2, 2012, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus in the new federal court action. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

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

At March 31, 2012, Stifel Nicolaus had net capital of $307.6 million, which was 45.2% of aggregate debit items and $294.0 million in excess of its minimum required net capital. At March 31, 2012, CSA's, TWP's and S&Y's net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At March 31, 2012, SNEL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At March 31, 2012, SN Canada's net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Quantitative measures established by regulation to ensure capital adequacy require our company, as a bank holding company, and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). To be categorized as "well capitalized," our company and Stifel Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below (in thousands, except ratios).

Stifel Financial Corp. - Federal Reserve Capital Amounts
March 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$939,967	25.2%	$297,914	8.0%	$372,392	10.0%
Tier 1 capital to risk-weighted assets	934,186	25.1	148,957	4.0	223,435	6.0
Tier 1 capital to adjusted average total assets	934,186	22.3	167,334	4.0	209,167	5.0

Stifel Bank - Federal Reserve Capital Amounts
March 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$189,782	10.8%	$140,448	8.0%	$175,560	10.0%
Tier 1 capital to risk-weighted assets	184,001	10.5	70,224	4.0	105,336	6.0
Tier 1 capital to adjusted average total assets	184,001	7.5	98,806	4.0	123,507	5.0

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 8.9 million shares at March 31, 2012.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $15.1 million and $9.1 million for the three months ended March 31, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $12.4 million and $22.5 million for the three months ended March 31, 2012 and 2011, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2012, no options were granted.

At March 31, 2012, all outstanding options were exercisable. Cash proceeds from the exercise of stock options were $1.2 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Tax benefits realized from the exercise of stock options for the three months ended March 31, 2012 and 2011 were $3.3 million and $0.8 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At March 31, 2012, the total number of stock units outstanding was 14.3 million, of which 4.7 million were unvested.

At March 31, 2012, there was unrecognized compensation cost for stock units of $172.6 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the "SWAP Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of March 31, 2012, there were 14.1 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus' financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $36.9 million and $34.0 million at March 31, 2012 and December 31, 2011, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2012 and December 31, 2011, the deferred compensation liability related to the mutual fund option of $14.2 million and $24.5 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $142.1 million. At December 31, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.0 billion, and the fair value of the collateral that had been sold or repledged was $80.2 million.

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

At March 31, 2012 and December 31, 2011, Stifel Bank had outstanding commitments to originate loans aggregating $169.9 million and $141.0 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2012 scheduled to be disbursed in the following two months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2012 and December 31, 2011, Stifel Bank had outstanding letters of credit totaling $10.6 million and $9.2 million, respectively. One of the standby letters of credit has an expiration of December 16, 2013. All of the remaining standby letters of credit commitments at March 31, 2012 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2012 and December 31, 2011, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $119.3 million and $102.4 million, respectively.

NOTE 19 - Income Taxes

Our effective rate for the three months ended March 31, 2012 was 41.3% compared to 38.1% for the three months ended March 31, 2011. The change in the effective tax rate is due to an increase in our state tax rate and losses incurred at a lower tax rate in foreign jurisdictions during the three months ended March 31, 2012, combined with the reduction of the valuation allowance, which lowered our effective tax rate during the comparable period in 2011.

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues: (1)
Global Wealth Management	$248,348	$238,446
Institutional Group	148,504	126,994
Other	3,481	1,173
	$400,333	$366,613

Income before income taxes:
Global Wealth Management	$69,178	$61,472
Institutional Group	23,704	21,393
Other	(33,628)	(32,181)
	$59,254	$50,684

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2012 or 2011.

The following table presents our company's total assets on a segment basis at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Global Wealth Management	$3,980,145	$3,637,069
Institutional Group	1,182,290	1,028,948
Other	303,259	285,883
	$5,465,694	$4,951,900

We have operations in the United States, Canada, United Kingdom, and Europe. Our company's foreign operations are conducted through its wholly owned subsidiaries, SNEL and SN Canada. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2012 and 2011, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues:
United States	$391,838	$351,009
United Kingdom	3,890	6,049
Other European	2,353	3,107
Canada	2,252	6,448
	$400,333	$366,613

NOTE 21 - Earnings Per Share ("EPS")

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011

Net income	$34,773	$31,398
Shares for basic and diluted calculations:
Average shares used in basic computation	53,243	52,534
Dilutive effect of stock options and units (1)	9,426	10,645
Average shares used in diluted computation	62,669	63,179
Net income per share:
Basic	$0.65	$0.60
Diluted (1)	$0.55	$0.50

(1) Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2012 and 2011, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 - Shareholders' Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At March 31, 2012, the maximum number of shares that may yet be purchased under this plan was 4.3 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

Issuance of Shares

During the three months ended March 31, 2012, we reissued 1.7 million shares from treasury for shares as a result of vesting and exercise transactions under our incentive stock award plans.

NOTE 23 - Variable Interest Entities

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies ("LLCs") or limited partnerships. These partnerships and LLCs have assets of approximately $278.8 million at March 31, 2012. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2012 and 2011. In addition, our direct investment interest in these entities is insignificant at March 31, 2012 and December 31, 2011.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $235.7 million at March 31, 2012. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.3 million at March 31, 2012. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2012 and 2011.

For the entities noted above that were determined to be VIEs, we have concluded that we are not the primary beneficiary and therefore we are not required to consolidated these entities. Additionally, for certain other entities we reviewed other relevant accounting guidance, which states the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at March 31, 2012, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2012. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2012. Our company's involvement with FSI has not had a material effect on its consolidated financial position, operations, or cash flows.

NOTE 24 - Subsequent Events

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Stifel Financial Corp. (the "Parent"), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated ("Stifel Nicolaus"), Stifel Bank & Trust ("Stifel Bank"), Stifel Nicolaus Europe Limited ("SNEL"), Century Securities Associates, Inc. ("CSA"), and Stifel Nicolaus Canada, Inc. ("SN Canada"), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. Although we have offices throughout the United States, two Canadian cities, and three European cities, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

On October 1, 2011, we acquired Stone & Youngberg LLC ("Stone & Youngberg"), a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg's comprehensive institutional group expands our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and adds more than 30 financial advisors in four offices to our Private Client Group. The purchase consideration consisted of cash, a portion paid at closing and a portion to be paid over the next three years, and stock based on the value of net assets at closing. In addition, we may be required to pay a contingent earn-out over a five year period after the close based upon revenue goals, as established in the purchase agreement. The public finance, institutional sales and trading, and retail businesses were integrated with Stifel Nicolaus immediately after the acquisition. Stone & Youngberg remains a wholly owned broker-dealer subsidiary of the Parent.

Results for the three months ended March 31, 2012

For the three months ended March 31, 2012, our net revenues increased 9.2% to $400.3 million compared to $366.6 million during the comparable period in 2011. Net income increased 10.7% to $34.8 million for the three months ended March 31, 2012, compared to $31.4 million during the comparable period in 2011.

The increase in net revenues from the prior year was primarily attributable to higher investment banking revenues as a result of the improved performance of the capital markets; increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; and growth in asset management and service fees as a result of an increase in investment advisory revenues. The increase in revenue growth was offset by a decline in commission revenues, which was down from the record high during the first quarter of 2011. While market conditions improved during the first quarter 2012, the lack of volatility in the capital markets limited trading opportunities during the first quarter of 2012.

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers' assets under management. The municipal underwriting market is challenging as state and local governments reduce their debt levels. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks. Investor confidence has been dampened by the debt concerns in Europe, continued economic turmoil related to the disasters in Japan, concerns over unemployment levels and economic data in the U.S. lackluster jobs growth, and the uncertainty with the U.S. budget.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 30, 2012, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ and the S&P 500 closed 8.1%, 11.2% and 6.2% higher than their December 30, 2011 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$123,303	$155,786	(20.9)	30.8%	42.5%
Principal transactions	116,233	92,859	25.2	29.1	25.3
Investment banking	70,438	41,418	70.1	17.6	11.3
Asset management and service fees	60,818	57,680	5.4	15.2	15.7
Interest	25,257	18,856	33.9	6.3	5.1
Other income	13,294	6,256	112.3	3.3	1.8
Total revenues	409,343	372,855	9.8	102.3	101.7
Interest expense	9,010	6,242	44.3	2.3	1.7
Net revenues	400,333	366,613	9.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	254,704	231,166	10.2	63.6	63.1
Occupancy and equipment rental	30,791	29,325	5.0	7.7	8.0
Communication and office supplies	20,373	18,845	8.1	5.1	5.1
Commissions and floor brokerage	7,612	6,649	14.5	1.9	1.8
Other operating expenses	27,599	29,944	(7.8)	6.9	8.2
Total non-interest expenses	341,079	315,929	8.0	85.2	86.2

Income before income taxes	59,254	50,684	16.9	14.8	13.8
Provision for income taxes	24,481	19,286	26.9	6.1	5.2
Net income	$34,773	$31,398	10.7	8.7%	8.6%

For the three months ended March 31, 2012, net revenues (total revenues less interest expense) increased $33.7 million to $400.3 million; a 9.2% increase over the $366.6 million recorded for the three months ended March 31, 2011. For the three months ended March 31, 2012, we reported net income of $34.8 million compared to net income of $31.4 million during the comparable period in 2011.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Net revenues:
Commissions	$123,303	$155,786	(20.9)
Principal transactions	116,233	92,859	25.2
Investment banking:
Capital raising	54,833	32,358	69.5
Strategic advisory fees	15,605	9,060	72.2
	70,438	41,418	70.1
Asset management and service fees	60,818	57,680	5.4
Net interest	16,247	12,614	28.8
Other income	13,294	6,256	112.3
Total net revenues	$400,333	$366,613	9.2

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

For the three months ended March 31, 2012, commission revenues decreased 20.9% to $123.3 million from $155.8 million in the comparable period in 2011. The decrease is primarily attributable to a decrease in OTC transactions from the comparable period in 2011.

Principal transactions - For the three months ended March 31, 2012, principal transactions revenues increased 25.2% to $116.2 million from $92.9 million in the comparable period in 2011. The increase is primarily attributable to improved fixed income institutional brokerage revenues as a result of strong trading volumes and tightening credit spreads.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2012, investment banking revenues increased 70.1%, to $70.4 million from $41.4 million in the comparable period in 2011. The increase was primarily attributable to an increase in capital raising and advisory fees as a result of improved equity capital market conditions, improving investor sentiment and lower volatility.

Capital raising revenues increased 69.5% to $54.8 million for the three months ended March 31, 2012 from $32.4 million in the comparable period in 2011. During the first quarter of 2012, equity capital raising revenues increased 76.6% to $39.5 million from $22.4 million in the comparable period in 2011. For the three months ended March 31, 2012, fixed income capital raising revenues increased 234.7% to $11.1 million from $3.3 million in the comparable period in 2011.

Strategic advisory fees increased 72.2% to $15.6 million for the three months ended March 31, 2012 from $9.1 million in the comparable period in 2011. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2011.

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

For the three months ended March 31, 2012, asset management and service fee revenues increased 5.4% to $60.8 million from $57.7 million in the comparable period of 2011. The increase is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Other income - For the three months ended March 31, 2012, other income increased 112.3% to $13.3 million from $6.3 million during the comparable period in 2011. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$504,287	$4,885	3.87%	$444,443	$4,587	4.13%
Interest-earning assets (Stifel Bank)	2,385,689	17,476	2.93	1,734,407	11,203	2.58
Stock borrow (Stifel Nicolaus)	67,669	26	0.16	96,861	5	0.02
Other (Stifel Nicolaus)		2,870			3,061
Total interest revenue		$25,257			$18,856

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$185,342	$522	1.13%	$168,502	$589	1.40%
Interest-bearing liabilities (Stifel Bank)	2,213,848	4,064	0.73	1,615,049	4,238	1.05
Stock loan (Stifel Nicolaus)	155,986	817	2.09	98,394	330	1.34
Senior notes (Stifel Financial)	175,000	2,293	6.94	-	-	-
Interest-bearing liabilities (Capital Trusts)	82,500	1,005	4.87	82,500	977	4.73
Other (Stifel Nicolaus)		309			108
Total interest expense		9,010			6,242
Net interest income		$16,247			$12,614

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2012, net interest income increased to $16.2 million from $12.6 million during the comparable period in 2011.

For the three months ended March 31, 2012, interest revenue increased 33.9% to $25.3 million from $18.9 million in the comparable period in 2011, principally as a result of a $6.3 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.4 billion during the three months ended March 31, 2012 compared to $1.7 billion during the comparable period in 2011 at average interest rates of 2.93% and 2.58%, respectively.

For the three months ended March 31, 2012, interest expense increased 44.3% to $9.0 million from $6.2 million during the comparable period in 2011. The increase is primarily attributable to the interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2012	2011	% Change
Non-interest expenses:
Compensation and benefits	$254,704	$231,166	10.2
Occupancy and equipment rental	30,791	29,325	5.0
Communications and office supplies	20,373	18,845	8.1
Commissions and floor brokerage	7,612	6,649	14.5
Other operating expenses	27,599	29,944	(7.8)
Total non-interest expenses	$341,079	$315,929	8.0

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

For the three months ended March 31, 2012, compensation and benefits expense increased 10.2%, or $23.5 million, to $254.7 million from $231.2 million during the comparable period in 2011. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) increased fixed compensation for the additional administrative support staff; and 3) an increase in deferred compensation expense as a result of the acceleration of the vesting period for all unit grants awarded to retirement-eligible employees in February 2012.

Compensation and benefits expense as a percentage of net revenues was 63.6% for the three months ended March 31, 2012, compared to 63.1% for the three months ended March 31, 2011. Excluding the acceleration of deferred compensation expense, compensation and benefits expense as a percentage of net revenues was 62.7% for the three months ended March 31, 2012, compared to 62.9% for the three months ended March 31, 2011.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $18.4 million (4.6% of net revenues) for the three months ended March 31, 2012, compared to $18.8 million (5.1% of net revenues) for the comparable period in 2011. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended March 31, 2012, occupancy and equipment rental expense increased 5.0% to $30.8 million from $29.3 million during the three months ended March 31, 2011. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations.  As of March 31, 2012, we have 326 locations compared to 311 at March 31, 2011.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2012, communications and office supplies expense increased 8.1% to $20.4 million from $18.8 million during the first quarter of 2011. The increase is primarily attributable to our continued expansion through the addition of revenue producers and support staff.

Commissions and floor brokerage - For the three months ended March 31, 2012, commissions and floor brokerage expense increased 14.5% to $7.6 million from $6.6 million during the comparable period in 2011. The increase is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commissions revenues.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2012, other operating expenses decreased 7.8% to $27.6 million from $29.9 million during the three months ended March 31, 2011. The decrease is primarily attributable to a reduction in legal expenses and travel and promotion and conference expenses, offset by an increase in professional service fees and subscription expenses.

Provision for income taxes - For the three months ended March 31, 2012, our provision for income taxes was $24.5 million, representing an effective tax rate of 41.3%, compared to expense of $19.3 million for the comparable period in 2012, representing an effective tax rate of 38.1%. The change in the effective tax rate is due to an increase in our state tax rate and losses incurred at a lower tax rate in foreign jurisdictions during the three months ended March 31, 2012, combined with the reduction of the valuation allowance, which lowered our effective tax rate during the comparable period in 2011.

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

Results of Operations - Global Wealth Management

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$91,023	$101,762	(10.6)	36.7%	42.7%
Principal transactions	59,045	56,163	5.1	23.7	23.6
Asset management and service fees	60,586	57,530	5.3	24.4	24.1
Investment banking	12,470	6,312	97.6	5.0	2.6
Interest	23,099	16,703	38.3	9.3	7.0
Other income	7,577	5,510	37.5	3.1	2.3
Total revenues	253,800	243,980	4.0	102.2	102.3
Interest expense	5,452	5,534	(1.5)	2.2	2.3
Net revenues	248,348	238,446	4.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	143,757	142,586	0.8	57.9	59.8
Occupancy and equipment rental	15,786	15,198	3.9	6.3	6.4
Communication and office supplies	8,869	8,139	9.0	3.6	3.4
Commissions and floor brokerage	3,420	2,793	22.4	1.4	1.2
Other operating expenses	7,338	8,258	(11.1)	2.9	3.4
Total non-interest expenses	179,170	176,974	1.2	72.1	74.2
Income before income taxes	$69,178	$61,472	12.5	27.9%	25.8%

	March 31, 2012	March 31, 2011
Branch offices	297	285
Financial advisors	1,858	1,787
Independent contractors	155	160

Assets in fee-based accounts:
Value (in thousands) (1)	$18,552,774	$16,717,112
Number of accounts	71,065	61,529

(1) Fee based account revenues for the three months ended March 31, 2012 and 2011are billed in arrears based on values as of December 31, 2011 and December 31, 2010, respectively.

NET REVENUES

For the three months ended March 31, 2012, Global Wealth Management net revenues increased 4.2% to $248.3 million from $238.4 million for the comparable period in 2011. The increase in net revenues for the three months ended March 31, 2012 over the comparable period in 2011 is attributable to increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; higher investment banking revenues as a result of the improved performance of the capital markets; growth in asset management and service fees as a result of an increase in assets under management through market performance; and increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads. The increase in revenue growth was offset by a decline in commission revenues. While market conditions improved during the first quarter of 2012, the lack of volatility in the capital markets impacted the commission revenues derived from our retail clients during the quarter.

Commissions - For the three months ended March 31, 2012, commission revenues decreased 10.6% to $91.0 million from $101.8 million in the comparable period in 2011. The decrease is primarily attributable to a decrease in agency transactions in equities, insurance products and mutual funds.

Principal transactions - For the three months ended March 31, 2012, principal transactions revenues increased 5.1% to $59.0 million from $56.2 million in the comparable period in 2011. The increase is primarily attributable to increased principal transactions, primarily in fixed income products from the first quarter of 2011.

Asset management and service fees - For the three months ended March 31, 2012, asset management and service fees increased 5.3% to $60.6 million from $57.5 million in the comparable period in 2011. The increase is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. The value of assets in fee-based accounts increased 10.8% from March 31, 2011. This increase is primarily attributable to net inflows and market appreciation. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 97.6% to $12.5 million for the three months ended March 31, 2012 from $6.3 million during the comparable period in 2011. See "Investment banking" in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue - For the three months ended March 31, 2012, interest revenue increased 38.3% to $23.1 million from $16.7 million in the comparable period in 2011. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues. The increase is also attributable to an increase in interest revenue from customer margin borrowing to finance trading activity.

Other income - For the three months ended March 31, 2012, other income increased 37.5% to $7.6 million from $5.5 million during the comparable period in 2011. The increase is primarily attributable to an increase in investment gains on our private equity investments and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Interest expense - For the three months ended March 31, 2012, interest expense of $5.5 million was consistent with the comparable period in 2011. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$154,496	$90	0.70%	$160,570	$104	0.26%
U.S. government agencies	-	-	-	24,973	90	1.44
State and political subdivisions:
Taxable	90,905	1,138	5.01	77,437	625	3.23
Non-taxable (1)	2,689	22	3.22	2,944	25	3.40
Mortgage-backed securities	690,778	5,581	3.23	798,949	5,046	2.53
Corporate bonds	477,929	2,938	2.46	185,887	1,189	2.56
Asset-backed securities	196,656	1,013	2.06	22,538	193	3.43
Federal Home Loan Bank ("FHLB") and other capital stock	2,277	26	4.75	1,545	10	2.59
Loans (2)	646,058	5,630	3.49	405,253	3,451	3.41
Loans held for sale	123,901	1,038	3.35	54,311	470	3.46
Total interest-earning assets (3)	$2,385,689	$17,476	2.93%	$1,734,407	$11,203	2.58%
Cash and due from banks	8,181			6,811
Other non interest-earning assets	68,368			38,941
Total assets	$2,462,238			$1,780,159

Liabilities and stockholders' equity:
Deposits:
Money market	$2,174,164	$4,037	0.74%	$1,591,577	$4,211	1.06%
Demand deposits	37,750	14	0.15	20,750	11	0.21
Time deposits	1,893	13	2.65	2,697	16	2.37
Savings	41	-	-	25	-	-
Total interest-bearing liabilities (3)	$2,213,848	$4,064	0.73%	$1,615,049	$4,238	1.05%
Non interest-bearing deposits	23,105			9,337
Other non interest-bearing liabilities	42,369			17,344
Total liabilities	2,279,322			1,641,730
Stockholders' equity	182,916			138,429
Total liabilities and stockholders' equity	$2,462,238			$1,780,159
Net interest margin		$13,412	2.25%		$6,965	1.61%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3) See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$(443)	$429	$(14)
U.S. government agencies	(45)	(45)	(90)
State and political subdivisions:
Taxable	123	390	513
Non-taxable	(2)	(1)	(3)
Mortgage-backed securities	(3,503)	4,038	535
Corporate bonds	1,794	(45)	1,749
Asset-backed securities	864	(44)	820
FHLB and other capital stock	137	(121)	16
Loans	1,627	552	2,179
Loans held for sale	671	(103)	568
	$1,223	$5,050	$6,273

	Increase (decrease) due to:
	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$6,104	$(6,278)	$(174)
Demand deposits	31	(28)	3
Time deposits	(17)	14	(3)
Savings	-	-	-
	$6,118	$(6,292)	$(174)

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

For the three months ended March 31, 2012, interest revenue of $17.5 million was generated from average interest-earning assets of $2.4 billion at a average interest rate of 2.93%. Interest revenue of $11.2 million for the comparable period in 2011 was generated from average interest-earning assets of $1.7 billion at a average interest rate of 2.58%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2012 was $2.2 billion at a average interest rate of 0.73%. The average balance of interest-bearing liabilities for the comparable period in 2011 was $1.6 billion at a average interest rate of 1.05%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2012, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $2.3 billion compared to $1.6 billion at March 31, 2011.

See "Net Interest Income - Stifel Bank" above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2012, Global Wealth Management non-interest expenses increased 1.2% to $179.2 million from $177.0 million for the comparable period in 2011.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of March 31, 2012, we have 297 branch offices compared to 285 at March 31, 2011. In addition, since March 31, 2011, we have added 400 revenue producers and support staff.

Compensation and benefits - For the three months ended March 31, 2012, compensation and benefits expense increased 0.8% to $143.8 million from $142.6 million during the three months ended March 31, 2011. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues decreased to 57.9% for the three months ended March 31, 2012, compared to 59.8% for the comparable period in 2011.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $14.4 million (5.8% of net revenues) for the three months ended March 31, 2012, compared to $16.2 million (6.8% of net revenues) for the three months ended March 31, 2011. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended March 31, 2012, occupancy and equipment rental expense increased 3.9% to $15.8 million from $15.2 million during the comparable period in 2011. The increase is primarily due to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies - For the three months ended March 31, 2012, communications and office supplies expense increased 9.0% to $8.9 million from $8.1 million during the first quarter of 2011.  The increase is primarily attributable to an increase in telecommunication and data communication expenses as a result of the increase in financial advisors.

Commissions and floor brokerage - For the three months ended March 31, 2012, commissions and floor brokerage expense increased 22.4% to $3.4 million from $2.8 million during the first quarter of 2011. The increase is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commissions revenues.

Other operating expenses - For the three months ended March 31, 2012, other operating expenses decreased 11.1% to $7.3 million from $8.3 million during the comparable period in 2011. The decrease in other operating expenses is primarily attributable to a reduction in legal expenses and travel from the first quarter of 2011.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2012, income before income taxes increased $7.7 million, or 12.5%, to $69.2 million from $61.5 million during the comparable period in 2011. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in deferred compensation expense.

Results of Operations - Institutional Group

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$32,280	$54,025	(40.2)	21.7%	42.5
Principal transactions	57,188	36,696	55.8	38.5	28.9

Capital raising	42,363	26,046	62.6	28.5	20.5
Advisory	15,605	9,060	72.2	10.5	7.1
Investment banking	57,968	35,106	65.1	39.0	27.6
Interest	1,845	1,793	2.9	1.2	1.4
Other income	398	462	(13.9)	0.4	0.5
Total revenues	149,679	128,082	16.9	100.8	100.9
Interest expense	1,175	1,088	8.0	0.8	0.9
Net revenues	148,504	126,994	16.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	94,024	77,187	21.8	63.3	60.8
Occupancy and equipment rental	6,729	4,924	36.7	4.5	3.9
Communication and office supplies	8,261	7,302	13.1	5.6	5.8
Commissions and floor brokerage	4,191	3,857	8.7	2.8	3.0
Other operating expenses	11,595	12,331	(6.0)	7.8	9.7
Total non-interest expenses	124,800	105,601	18.2	84.0	83.2
Income before income taxes	$23,704	$21,393	10.8	16.0%	16.8%

NET REVENUES

For the three months ended March 31, 2012, Institutional Group net revenues increased 16.9% to $148.5 million from $127.0 million for the comparable period in 2011. The increase in net revenues for the three months ended March 31, 2011 over the comparable period in 2011 is primarily attributable to higher investment banking revenues and increased fixed income institutional brokerage revenues as a result of the improved performance of the capital markets. The increase in revenue growth was offset by a decline in commission revenues. The increase is also attributable to our acquisition of Stone & Youngberg, which was completed on October 1, 2011.

Commissions - For the three months ended March 31, 2012, commission revenues decreased 40.2% to $32.3 million from $54.0 million in the comparable period in 2011.

Principal transactions - For the three months ended March 31, 2012, principal transactions revenues increased 55.8%, to $57.2 million from $36.7 million in the comparable period in 2011.

For the three months ended March 31, 2012, fixed income institutional brokerage revenues increased 18.2% to $45.3 million from $38.3 million in the first quarter of 2011. The increase is primarily attributable to improved fixed income trading volumes, tighter credit spreads and an increase in the number of debt issuances over the comparable period in 2011.

For the three months ended March 31, 2012, equity institutional brokerage revenues decreased 15.7% to $44.2 million from $52.4 million during the comparable period in 2011. The decrease is primarily attributable to a decrease in market volatility, which limited trading opportunities during the first quarter of 2012.

Investment banking - For the three months ended March 31, 2012, investment banking revenues increased 65.1% to $58.0 million from $35.1 million in the comparable period in 2011. The increase is attributable to an increase in capital raising revenues and advisory fee revenues over the comparable period in 2011.

For the three months ended March 31, 2012, capital raising revenues increased 62.6% to $42.4 million from $26.0 million in the comparable period in 2011.

For the three months ended March 31, 2012, equity capital raising revenues increased 37.1% to $31.6 million from $23.0 million during the first quarter of 2011. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2011. During the three months ended March 31, 2012, we were involved, as manager or co-manager, in 59 equity underwritings, compared to 34 equity underwritings, during the comparable period in 2011.

For the three months ended March 31, 2012, fixed income capital raising revenues increased 255.6%, to $10.8 million from $3.0 million during the first quarter of 2011. The increase is primarily attributable to an increase in the municipal bond origination business. For the three months ended March 31, 2012, we were involved, as manager or co-manager, in 234 tax-exempt issues compared to 58 issues during the comparable period in 2011

For the three months ended March 31, 2012, strategic advisory fees increased 72.2% to $15.6 million from $9.1 million in the comparable period in 2011. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2011.

NON-INTEREST EXPENSES

For the three months ended March 31, 2012, Institutional Group non-interest expenses increased 18.2% to $124.8 million from $105.6 million for the comparable period in 2011.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added approximately 247 revenue producers and support staff since March 31, 2011.

Compensation and benefits - For the three months ended March 31, 2012, compensation and benefits expense increased 21.8% to $94.0 million from $77.2 million during the comparable period in 2011. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues increased to 63.3% for the three months ended March 31, 2012, compared to 60.8% for the comparable period in 2011.

Occupancy and equipment rental - For the three months ended March 31, 2012, occupancy and equipment rental expense increased 36.7% to $6.7 million from $4.9 million during the comparable period in 2011. The increase is primarily due to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies - For the three months ended March 31, 2012, communications and office supplies expense increased 13.1% to $8.3 million from $7.3 million during the first quarter of 2011. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage - For the three months ended March 31, 2012, commissions and floor brokerage expense increased 8.7% to $4.2 million from $3.9 million during the first quarter of 2011. The increase is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commissions revenues.

Other operating expenses - For the three months ended March 31, 2012, other operating expenses decreased 6.0% to $11.6 million from $12.3 million during the comparable period in 2011. The decrease is primarily attributable to a reduction in legal expenses and travel and promotion and conference expenses, offset by an increase in subscription expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2012, income before income taxes for the Institutional Group segment increased 10.8% to $23.7 million from $21.4 million during the comparable period in 2011. Profit margins have diminished as a result of the increase in non-interest expenses. While our revenues in the first quarter were up over the comparable period in 2011, our margins were negatively impacted by an increase in fixed compensation and benefits expense and increased occupancy costs as we continue to grow in anticipation of continued capital market growth.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,
	2012	2011	% Change
Net revenues	$3,481	$1,173	196.8

Non-interest expenses:
Compensation and benefits	16,923	11,393	48.5
Other operating expenses	20,186	21,961	(8.1)
Total non-interest expenses	37,109	33,354	11.3
Loss before income taxes	$(33,628)	$(32,181)	4.5

Net revenues - For the three month period ended March 31, 2012, net revenues increased $2.3 million from the comparable period in 2011. Net revenues for the three months ended March 31, 2012 was positively impacted by investment gains, offset by the interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes.

Compensation and benefits - For the three months ended March 31, 2012, compensation and benefits expense increased 48.5% to $16.9 million from $11.4 million for the comparable period in 2011. The increase is principally due an increase in deferred compensation expense as a result of the acceleration of the vesting period for all unit grants awarded to retirement-eligible employees in February 2012 and to increased compensation for the additional administrative support staff. Excluding the acceleration of deferred compensation expense, compensation and benefits expense increased 35.9% over the comparable period in 2012.

Other operating expenses - For the three months ended March 31, 2012, other operating expenses decreased 8.1% to $20.2 million from $22.0 million for the comparable period in 2011. The decrease is primarily attributable to a reduction in legal expenses from the comparable period in 2011.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $5.5 billion at March 31, 2012, were up 10.4% over December 31, 2011. The increase is primarily attributable to an increase in the investment portfolio at Stifel Bank, the growth of our trading inventory, an increase in loans at Stifel Bank and an increase in cash and cash equivalents. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2012, our liabilities were comprised primarily of short-term borrowings of $187.4 million, senior notes of $175.0 million, $82.5 million of trust preferred securities, deposits of $2.4 billion at Stifel Bank, and payables to customers, and brokers, dealers and clearing organizations of $291.3 million and $169.4 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $365.5 million. To meet our obligations to clients and operating needs, we had $226.5 million in cash and cash equivalents at March 31, 2012. We also had client brokerage receivables of $569.3 million at Stifel Nicolaus and $798.3 million in loans at Stifel Bank.

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

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At March 31, 2012, the maximum number of shares that may yet be purchased under this plan was 4.3 million. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $58.8 million to $226.5 million at March 31, 2012, from $167.7 million at December 31, 2011. Operating activities used cash of $189.8 million primarily due to an increase in operating assets and a decrease in operating liabilities, offset by the net effect of non-cash items and net income. Investing activities used cash of $291.9 million due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, offset by proceeds from the maturity of available-for-sale securities and sale of investments. During the three months ended March 31, 2012, we purchased $3.9 million in fixed assets, which included the purchase of information technology equipment, leasehold improvements, and furniture and fixtures. Financing activities provided cash of $539.9 million principally due to the increase in affiliated deposits and the proceeds received from the issuance of our 6.70% senior notes.

Funding Sources

We use a variety of funding sources to obtain funds, which includes, but is not limited to, gathering deposits, issuing equity securities, and securitizing assets. Further liquidity is available to our company through committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At March 31, 2012, we have $170.3 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period such redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $364.0 million during the three months ended March 31, 2012. There are no compensating balance requirements under these arrangements.

At March 31, 2012, short-term borrowings from banks were $187.4 million at an average rate of 1.13%, which were collateralized by company-owned securities valued at $283.7 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $293.0 million. The average bank borrowing was $185.3 million and $168.5 million for the three months ended March 31, 2012 and 2011, respectively, at average daily interest rates of 1.13%, and 1.40%, respectively.

At March 31, 2012 and December 31, 2011, Stifel Nicolaus had a stock loan balance of $141.1 million and $124.7 million, respectively, at average daily interest rates of 0.14% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $156.0 million and $98.4 million during the three months ended March 31, 2012 and 2011, respectively, at average daily effective interest rates of 2.09% and 1.34%, respectively. Customer-owned securities were utilized in these arrangements.

Our committed short-term bank line financing at March 31, 2012 consisted of a $50.0 million committed revolving credit facility with two banks. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

At March 31, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the "notes"). Interest on the notes will accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $170.3 million, after discounts, commissions and expenses, will be used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor's Financial Services LLC of BBB-, along with a BBB- rating on the notes.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $673.5 million at March 31, 2012, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $2.3 billion at March 31, 2012.

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

Use of Capital Resources

TWP has entered into settlement and release agreements ("Settlement Agreements") with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2012, we estimate that TWP customers held $32.7 million par value of ARS, which may be repurchased over the next 5 years. The amount estimated for repurchase assumes no issuer redemptions.

On March 19, 2012, we announced a settlement with five Wisconsin school districts in a lawsuit that the districts filed in 2008 over investments that were created by Royal Bank of Canada and purchased by the districts when we acted as the districts' public finance investment banker. Under the terms of the settlement, we paid $13.0 million to the school districts and provided a standby letter of credit for an additional $9.5 million, to be paid when, among other conditions, we resolve a related case with the SEC. The settlement also provides the potential for the school districts to obtain significant additional damages.

We have paid $31.1 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2012 through April 30, 2012. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining nine months of 2012 and the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter are $40.0 million, $44.0 million, $33.4 million, $23.1 million, $15.5 million and $23.5 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At March 31, 2012, Stifel Nicolaus had net capital of $307.6 million, which was 45.2% of its aggregate debit items and $294.0 million in excess of its minimum required net capital. At March 31, 2012, CSA's and TWP's net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2012, SNEL's net capital and reserves was in excess of the financial resources requirement under the rules of the FSA. At March 31, 2012, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At March 31, 2012, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, Level 3 assets for which we bear economic exposure were $227.0 million or 10.3% of the total assets measured at fair value. During the three months ended March 31, 2012, we recorded purchases of $10.5 million and sales and redemptions of $19.9 million of Level 3 assets. We transferred $0.2 million, net, into Level 3 during the three months ended March 31, 2012. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.7 million.

At March 31, 2012, Level 3 assets included the following: $170.3 million of auction rate securities and $56.7 million of private equity and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At March 31, 2012, we had commitments to invest in affiliated and unaffiliated investment partnerships of $3.7 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

As the investment partnerships realize proceeds from the sale of their investments, they may make cash distributions as provided for in the partnership agreements. Distributions that result from carried interest may subsequently become subject to claw-back provisions, if the fair value of private equity partnership assets subsequently decreases in fair value. To the extent these decreases in fair value and allocated losses exceed our capital account balance, a liability is recorded by us. These liabilities for claw back obligations are not required to be paid to the investment partnerships until the dissolution of such partnerships, and are only required to be paid if the cumulative amounts actually distributed exceed the amount due based on the cumulative operating results of the partnerships.

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

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At March 31, 2012, we had goodwill of $359.0 million and intangible assets of $32.5 million.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2012, and the daily VaR at March 31, 2012 and December 31, 2011 (in thousands):

	Three Months Ended March 31, 2012			VAR Calculation at
	High	Low	Daily Average	March 31, 2012	December 31, 2011 (1)
Daily VaR	$6,235	$1,770	$3,635	$2,849	$1,969

(1) Our calculation of VAR at December 31, 2011, as presented in our Form 10-K, included the available-for-sale and held-to-maturity securities of Stifel Bank. We have restated our VAR calculation at December 31, 2011 to conform to our current presentation, whereby we have excluded these positions based on discussions with our regulators.

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

The following table illustrates the estimated change in net interest margin at March 31, 2012, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	30.4%
+100	14.8%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at December 31, 2011 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$807,845	$9,589	$10,951	$85
Securities	570,742	84,618	672,996	329,337
Interest-bearing cash	69,441	-	-	-
	$1,448,028	$94,207	$683,947	$329,422

Interest-bearing liabilities:
Transaction accounts and savings	$419,495	$367,521	$1,335,765	$243,598
Certificates of deposit	115	952	523	-
Borrowings	-	-	16,983	-
	$419,610	$368,473	$1,353,271	$243,598
GAP	1,028,418	(274,266)	(669,324)	85,824
Cumulative GAP	$1,028,418	$754,152	$84,828	$170,652

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $142.1 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following supplements and amends our discussion set forth under Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs").  These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. Briefs supporting and opposing our motion have been filed with the Court.  The District Court has not yet ruled on the motion to dismiss.  We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC's lawsuit and intend to vigorously defend the SEC's claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "Defendants") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs"). This lawsuit relates to the same transactions that are the subject of the SEC action noted above.

The suit arises out of purchases of certain CDOs by the OPEB trusts. The RBC entities structured and served as "arranger" for the CDOs. We served as the placement agent/broker in connection with the transactions.  The school districts each formed trusts that made investments designed to address their OPEB liabilities.  The total amount of the investments made by the OPEB trusts was $200.0 million. Since the investments were made, we believe their value has declined, resulting in a total loss for the OPEB trusts.  The Plaintiffs have asserted that the school districts contributed $37.5 million to the OPEB trusts to purchase the investments. The balance of $162.5 million used to purchase the investments was borrowed by the OPEB trusts from Depfa Bank. The recourse under the loan agreements entered into by Depfa Bank is each of the OPEB trusts' respective assets and the moral obligation of each school district. The legal claims asserted in the Complaint included violation of the Wisconsin Securities Act, fraud, and negligence. The lawsuit sought equitable relief, unspecified compensatory damages, treble damages, punitive damages, and attorney's fees and costs. The Plaintiffs claimed that the RBC entities and our company either made misrepresentations or failed to disclose material facts in connection with the sale of the CDOs, and thus allegedly violated the Wisconsin Securities Act.

On July 25, 2011, we entered into a binding letter agreement to purchase, at a substantial discount, the approximately $162.5 million face value notes referenced above issued by Depfa Bank in connection with the loans made to the OPEB trusts formed by the school districts (the "Depfa notes"). The Plaintiffs' liabilities to repay the Depfa Notes compose the majority of the Plaintiffs' claimed damages. We subsequently consummated such purchase on August 23, 2011 pursuant to a definitive agreement with Depfa Bank. On March 19, 2012 we announced the settlement by our company and Stifel Nicolaus of the lawsuit brought by the school districts in exchange for a cash payment, release of the school districts' moral obligations, and an agreement not to pursue the OPEB trusts for repayment of the Depfa Notes beyond amounts the OPEB trusts may collect from the RBC entities in the continuation of the litigation. We agreed to make a $13.0 million cash payment to the school districts and to fund the issuance of a $9.5 million letter of credit payable to the school districts upon final resolution of the SEC lawsuit.  The settlement also provides the potential for the school districts to obtain significant additional damages from the RBC entities.  Appropriate reserves for these amounts were previously recorded and included in the consolidated results of operations. The RBC entities and our company and Stifel Nicolaus have asserted cross claims for indemnity and contribution against each other, and we will also continue in the lawsuit to recover from the RBC entities payments we have made to the school districts and for amounts owed by the OPEB trusts under the Depfa Notes.

TWP LLC FINRA Matter

On April 28, 2010, FINRA commenced an administrative proceeding against TWP involving a transaction undertaken by a former employee in which approximately $15.7 million of ARS were sold from a TWPG account to the accounts of three customers. FINRA alleged that TWP violated various NASD and FINRA rules, as well as Section 10(b) of the Securities Exchange Act and Rule 10b-5. TWP's answer denied the substantive allegations and asserted various affirmative defenses. TWP repurchased the ARS at issue from the customers at par. FINRA sought fines and other relief against TWP and the former employee.

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs.  The FINRA hearing panel dismissed all other charges against TWP and the former employee. On December 5, 2011, FINRA appealed the hearing panel's findings to the National Adjudicatory Council.

EDC Bond Issuance Matter

On January 16, 2012, our company and Stifel Nicolaus were named as defendants in a suit filed in Wisconsin state court with respect to Stifel Nicolaus' role as initial purchaser in a $50.0 million bond offering under Rule 144A in January 2008. The bonds were issued by the Lake of the Torches Economic Development Corporation ("EDC") in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the "Tribe"), who are also defendants in the action, together with Godfrey & Kahn, S.C. ("G&K") who served as both issuer's counsel and bond counsel in the transaction. In an action in federal court in Wisconsin related to the transaction, EDC was successful in its assertion that the bond indenture was void as an unapproved "management contract" under National Indian Gaming Commission regulations, and that accordingly the Tribe's waiver of sovereign immunity contained in the indenture was void. After a remand from the Seventh Circuit Court of Appeals, a new federal action continues regarding the validity of the bond documents other than the bond indenture, and our company and Stifel Nicolaus are defendants in this new federal action.

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, "Saybrook"), and Wells Fargo Bank, NA ("Wells Fargo"), indenture trustee for the bonds (collectively, "plaintiffs"), also brought a Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. The parties have agreed to stay the state court action until the federal court rules on whether it has jurisdiction over the new federal action.  Saybrook is the plaintiff in the new federal action and in  the state court action. The plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC's waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe's waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys' fees from us. On May 2, 2012, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus in the new federal court action. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2012. There were also no purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2012.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At March 31, 2012, the maximum number of shares that may yet be purchased under this plan was 4.3 million.

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
101.INS
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements. *

*
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

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, and Chief Executive Officer

/s/ James M. Zemlyak
James M. Zemlyak Senior Vice President and Chief Financial Officer
Date: May 10, 2012