Form 10-Q
period 2012-06-30
STIFEL FINANCIAL CORP
filed 2012-08-09
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on July 31, 2012, was 53,720,015, which includes exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly owned subsidiary of the registrant. These shares are exchangeable at any time into an aggregate of 22,830 shares of common stock of the registrant; entitle the holder to dividend and other rights substantially economically equivalent to those of a share of common stock; and, through a voting trust, entitle the holder to a vote on matters presented to common shareholders.

STIFEL FINANCIAL CORP.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition

(in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$441,699	$167,671
Restricted cash	6,587	6,883
Cash segregated for regulatory purposes	27	26
Receivables:
Brokerage clients, net	567,704	560,018
Brokers, dealers, and clearing organizations	311,561	252,636
Securities purchased under agreements to resell	156,748	75,455
Trading securities owned, at fair value (includes securities pledged of $565,814 and $392,395, respectively)	750,947	474,951
Available-for-sale securities, at fair value	1,329,359	1,214,141
Held-to-maturity securities, at amortized cost	521,378	190,484
Loans held for sale	117,166	131,754
Bank loans, net of allowance	708,879	632,140
Other real estate owned	634	708
Investments	208,080	239,208
Fixed assets, net	98,349	104,740
Goodwill	361,735	358,988
Intangible assets, net	31,342	33,863
Loans and advances to financial advisors and other employees, net	186,263	172,717
Deferred tax assets, net	120,156	177,803
Other assets	219,921	157,714
Total Assets	$6,138,535	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$282,000	$199,400
Payables:
Brokerage clients	249,623	245,886
Brokers, dealers, and clearing organizations	169,088	139,911
Drafts	59,487	75,901
Securities sold under agreements to repurchase	153,284	80,176
Bank deposits	2,776,684	2,071,738
Trading securities sold, but not yet purchased, at fair value	411,680	266,833
Securities sold, but not yet purchased, at fair value	20,857	19,223
Accrued compensation	143,180	204,076
Accounts payable and accrued expenses	237,989	257,194
Senior notes	175,000	-
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
	4,761,372	3,642,838
Liabilities subordinated to claims of general creditors	5,318	6,957
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 22,830 and 172,242 shares, respectively	3	26
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,697,185 and 53,547,774 shares, respectively	8,055	8,032
Additional paid-in-capital	1,060,310	1,078,743
Retained earnings	310,753	277,195
Accumulated other comprehensive loss	(2,161)	(7,938)
	1,376,960	1,356,058
Treasury stock, at cost, 153,695 and 1,769,096 shares, respectively	(4,907)	(53,640)
Unearned employee stock ownership plan shares, at cost, 48,811 and 73,215 shares, respectively	(208)	(313)
	1,371,845	1,302,105
Total Liabilities and Shareholders' Equity	$6,138,535	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Commissions	$127,427	$138,315	$250,730	$294,101
Principal transactions	91,564	79,741	207,797	172,600
Investment banking	67,363	64,418	137,801	105,836
Asset management and service fees	65,311	56,981	126,129	114,661
Interest	27,181	21,229	52,438	40,085
Other income	5,418	4,556	18,712	10,812
Total revenues	384,264	365,240	793,607	738,095
Interest expense	9,857	6,383	18,867	12,625
Net revenues	374,407	358,857	774,740	725,470

Non-interest expenses:
Compensation and benefits	239,374	229,939	494,078	461,105
Occupancy and equipment rental	32,320	29,723	63,111	59,048
Communications and office supplies	20,797	18,515	41,170	37,360
Commissions and floor brokerage	7,747	6,894	15,359	13,543
Other operating expenses	30,295	69,911	57,894	99,855
Total non-interest expenses	330,533	354,982	671,612	670,911

Income before income tax expense	43,874	3,875	103,128	54,559
Provision for income taxes	17,738	459	42,219	19,745
Net income	$26,136	$3,416	$60,909	$34,814

Earnings per common share:
Basic	$0.49	$0.06	$1.14	$0.66
Diluted	$0.42	$0.05	$0.97	$0.55

Weighted average number of common shares outstanding:
Basic	53,569	52,932	53,406	52,734
Diluted	62,678	63,245	62,700	63,239

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Net income	$26,136	$3,416	$60,909	$34,814
Other comprehensive income:
Unrealized gains/(losses) on available-for-sale securities, net of tax	(492)	5,445	4,358	6,638
Unrealized gains/(losses) in cash flow hedging instruments, net of tax	(1,335)	(4,398)	1,029	(1,592)
Foreign currency translation adjustment, net of tax	(145)	472	390	1,006
	(1,972)	1,519	5,777	6,052
Comprehensive income	$24,164	$4,935	$66,686	$40,866

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$60,909	$34,814
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,565	12,070
Amortization of loans and advances to financial advisors and other employees	28,190	28,544
Amortization of premium on available-for-sale securities	6,665	6,039
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	1,617	586
Amortization of intangible assets	2,521	2,377
Deferred income taxes	54,294	12,598
Excess tax benefits from stock-based compensation	(13,357)	(23,574)
Stock-based compensation	18,231	14,368
Gains on investments	(6,630)	(4,670)
Other, net	(47)	841
Decrease/(increase) in operating assets:
Cash segregated for regulatory purposes and restricted cash	295	5,990
Receivables:
Brokerage clients	(7,726)	(13,981)
Brokers, dealers, and clearing organizations	(58,925)	(63,093)
Securities purchased under agreements to resell	(81,293)	25,932
Loans originated as held for sale	(670,178)	(349,421)
Proceeds from mortgages held for sale	684,617	378,466
Trading securities owned, including those pledged	(275,996)	(159,794)
Loans and advances to financial advisors and other employees	(42,106)	(21,951)
Other assets	(44,201)	(20,748)
Increase/(decrease) in operating liabilities:
Payables:
Brokerage clients	3,737	56,107
Brokers, dealers, and clearing organizations	2,388	19,419
Drafts	(16,414)	(25,401)
Trading securities sold, but not yet purchased	146,481	91,325
Other liabilities and accrued expenses	(110,467)	(84,150)
Net cash used in operating activities	$(302,830)	$(77,307)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns on available-for-sale securities	$188,748	$277,866
Calls of held-to-maturity securities	-	600
Sale or maturity of investments	59,233	50,234
Sale of other real estate owned	84	560
Increase in bank loans, net	(77,715)	(87,409)
Payments for:
Purchase of available-for-sale securities	(295,953)	(362,847)
Purchase of held-to-maturity securities	(338,816)	(25,334)
Purchase of investments	(21,475)	(33,883)
Purchase of fixed assets	(8,380)	(26,181)
Net cash used in investing activities	(494,274)	(206,394)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings from banks	82,600	120,800
Proceeds from issuance of senior notes, net	170,291	-
Increase/(decrease) in securities sold under agreements to repurchase	73,108	(67,131)
Increase in bank deposits, net	704,946	17,511
Increase in securities loaned	26,789	87,965
Excess tax benefits from stock-based compensation	13,357	23,574
Repurchase of common stock	(6,350)	(3,555)
Reissuance of treasury stock	7,639	2,234
Extinguishment of subordinated debt	(1,639)	(1,284)
Net cash provided by financing activities	1,070,741	180,114

Effect of exchange rate changes on cash	391	1,022

Increase/(decrease) in cash and cash equivalents	274,028	(102,565)
Cash and cash equivalents at beginning of period	167,671	253,529
Cash and cash equivalents at end of period	$441,699	$150,964

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,315	$12,520
Cash paid for interest	13,527	6,036
Noncash investing and financing activities:
Units, net of forfeitures	82,206	101,220

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

Comprehensive Income

In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("Update No. 2011-05"), which allows for the presentation of  total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). While the adoption impacted where we disclose the components of other comprehensive income in our consolidated financial statements, it did not otherwise have an impact on our consolidated financial statements.

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

Recently Issued Accounting Guidance

Indefinite-Lived Assets Impairment Testing

In July 2012, the FASB issued Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived asset is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform a quantitative assessment. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for our company) with early adoption permitted. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

NOTE 3 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2012 and December 31, 2011, included (in thousands):

	June 30, 2012	December 31, 2011

Deposits paid for securities borrowed	$179,119	$193,509
Receivable from clearing organizations	121,963	43,642
Securities failed to deliver	10,479	15,485
	$311,561	$252,636

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2012 and December 31, 2011, included (in thousands):

	June 30, 2012	December 31, 2011

Deposits received from securities loaned	$151,313	$124,711
Payable to clearing organizations	9,249	3,984
Securities failed to receive	8,526	11,216
	$169,088	$139,911

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

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $3.4 million and $4.0 million at June 30, 2012 and December 31, 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are presented below:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$62,045	$62,045	$-	$-
Trading securities owned:
U.S. government agency securities	80,673	-	80,673	-
U.S. government securities	31,879	31,879	-	-
Corporate securities:
Fixed income securities	432,086	85,059	334,219	12,808
Equity securities	43,997	42,934	1,063	-
State and municipal securities	162,312	-	162,312	-
Total trading securities owned	750,947	159,872	578,267	12,808
Available-for-sale securities:
U.S. government agency securities	1,115	-	1,115	-
State and municipal securities	119,603	-	18,873	100,730
Mortgage-backed securities:
Agency	411,277	-	411,277	-
Commercial	283,825	-	283,825	-
Non-agency	15,408	-	15,408	-
Corporate fixed income securities	470,981	288,066	170,915	12,000
Asset-backed securities	27,150	-	27,150	-
Total available-for-sale securities	1,329,359	288,066	928,563	112,730
Investments:
Corporate equity securities	25,473	25,358	115	-
Mutual funds	15,836	15,836	-	-
U.S. government securities	7,068	7,068	-	-
Auction rate securities:
Equity securities	80,037	-	-	80,037
Municipal securities	11,503	-	-	11,503
Other	40,163	709	363	39,091
Total investments	180,080	48,971	478	130,631
	$2,322,431	$558,954	$1,507,308	$256,169

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$208,786	$208,786	$-	$-
U.S. government agency securities	6,658	-	6,658	-
Corporate securities:
Fixed income securities	177,976	62,330	115,646	-
Equity securities	18,090	17,939	151	-
State and municipal securities	170	-	170	-
Total trading securities sold, but not yet purchased	411,680	289,055	122,625	-
Securities sold, but not yet purchased	20,857	20,857	-	-
Derivative contracts (1)	23,207	-	23,207	-
	$455,744	$309,912	$145,832	$-

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,156	$14,156	$-	$-
Trading securities owned:
U.S. government agency securities	66,424	-	66,424	-
U.S. government securities	32,845	32,845	-	-
Corporate securities:
Fixed income securities	244,535	31,398	209,395	3,742
Equity securities	19,859	19,506	353	-
State and municipal securities	111,288	-	111,288	-
Total trading securities owned	474,951	83,749	387,460	3,742
Available-for-sale securities:
U.S. government agency securities	1,103	-	1,103	-
State and municipal securities	86,932	-	20,036	66,896
Mortgage-backed securities:
Agency	404,662	-	404,662	-
Commercial	271,510	-	271,510	-
Non-agency	17,460	-	17,460	-
Corporate fixed income securities	405,985	153,855	240,130	12,000
Asset-backed securities	26,489	-	26,489	-
Total available-for-sale securities	1,214,141	153,855	981,390	78,896
Investments:
Corporate equity securities	23,921	23,921	-	-
Mutual funds	33,958	33,958	-	-
Auction rate securities:
Equity securities	103,176	-	-	103,176
Municipal securities	11,729	-	-	11,729
Other	38,424	1,055	336	37,033
Total investments	211,208	58,934	336	151,938
	$1,914,456	$310,694	$1,369,186	$234,576

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$109,776	$109,776	$-	$-
U.S. government agency securities	954	-	954	-
Corporate securities:
Fixed income securities	149,460	74,719	74,741	-
Equity securities	6,060	6,019	41	-
State and municipal securities	583	-	583	-
Total trading securities sold, but not yet purchased	266,833	190,514	76,319	-
Securities sold, but not yet purchased	19,223	19,223	-	-
Derivative contracts (1)	24,877	-	24,877	-
	$310,933	$209,737	$101,196	$-

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Our investment in a senior preferred interest in Miller Buckfire & Co. LLC, which is included in investments in the consolidated statements of financial condition, is carried at cost and therefore not included in the above analysis of fair value at June 30, 2012 and December 31, 2011.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012
		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State & Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other

Balance at March 31, 2012	$6,697	$64,859	$12,000	$92,077	$13,404	$37,982
Unrealized gains/(losses):
Included in changes in net assets (2)	-	-	-	(15)	134	2,127
Included in OCI (3)	-	(1,129)	-	-	-	-
Realized gains (2)	110	-	-	-	-	63
Purchases	16,662	37,000	-	-	215	854
Sales	(8,870)	-	-	-	-	(1,935)
Redemptions	-	-	-	(12,025)	(2,250)	-
Transfers:
Into Level 3	2,459	-	-	-	-	-
Out of Level 3	(4,250)	-	-	-	-	-
Net change	6,111	35,871	-	(12,040)	(1,901)	1,109
Balance at June 30, 2012	$12,808	$100,730	$12,000	$80,037	$11,503	$39,091

	Six Months Ended June 30, 2012
		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State & Municipal Securities)	Corporate Fixed Income Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other

Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033
Unrealized gains/(losses):
Included in changes in net assets (2)	47	-	-	436	69	2,831
Included in OCI (3)	-	(1,284)	-	-	-	-
Realized gains (2)	128	118	-	-	-	653
Purchases	21,908	37,000	-	2,800	2,255	1,244
Sales	(11,427)	-	-	-	-	(2,670)
Redemptions	-	(2,000)	-	(26,375)	(2,550)	-
Transfers:
Into Level 3	2,686	-	-	-	-	-
Out of Level 3	(4,276)	-	-	-	-	-
Net change	9,066	33,834	-	(23,139)	(226)	2,058
Balance at June 30, 2012	$12,808	$100,730	$12,000	$80,037	$11,503	$39,091

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(3) Unrealized losses related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: unrealized gains and losses, and redemptions of ARS at par during the three and six months ended June 30, 2012. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2012 relating to Level 3 assets still held at June 30, 2012 were immaterial.

The following table presents quantitative information related to the significant unobservable inputs utilized in our company's Level 3 recurring fair value measurements as of June 30, 2012 (in thousands, except rates and years).

		Discounted cash flow model - unobservable inputs
		Discount rate		Workout period
	Estimated fair value	Range	Weighted average	Range	Weighted average

Available-for-sale securities:
State and municipal securities	$100,730	1.8% - 9.7%	5.3%	2 - 4 years	3.3 years
Investments:
Auction rate securities:
Equity securities	$80,037	1.6% - 9.2%	5.4%	1 - 3 years	2.4 years
Municipal securities	$11,503	0.4% - 10.0%	4.9%	1 - 4 years	2.6 years

As previously disclosed, our other investments reported as Level 3 assets primarily include investments in partnerships and our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The methods and assumptions used in fair valuing the underlying investments of the investment partnerships are consistent with those used in determining the fair value of similar investments held directly by our company. The general and limited partnership interests are valued using unobservable inputs such as net asset values of the fund, as reported by the fund or on behalf of the fund. For those partnership interests where a net asset value is not provided, we estimate the fair value of each underlying investment in the fund. Investments in non-public companies are valued using a variety of inputs, including the company's relevant performance, where available, subsequent offering prices, and comparable company prices. These inputs vary widely based on the individual investment being valued.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were no transfers of financial assets from Level 2 to Level 1 during the three months ended June 30, 2012. There were $1.8 million of transfers of financial assets from Level 2 to Level 1 during the six months ended June 30, 2012 primarily related to tax-exempt securities for which market trades were observed that provided transparency into the valuation of these assets. There were $13.7 million and $14.1 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2012, respectively, primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed. There were $4.3 million of transfers of financial assets from Level 3 to Level 2 during the three and six months ended June 30, 2012, respectively, related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $2.5 million and $2.7 million of transfers of financial assets into Level 3 during the three and six months ended June 30, 2012, respectively, related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of June 30, 2012 and December 31, 2011, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$441,699	$441,699	$167,671	$167,671
Restricted cash	6,587	6,587	6,883	6,883
Cash segregated for regulatory purposes	27	27	26	26
Securities purchased under agreements to resell	156,748	156,748	75,455	75,455
Trading securities owned	750,947	750,947	474,951	474,951
Available-for-sale securities	1,329,359	1,329,359	1,214,141	1,214,141
Held-to-maturity securities	521,378	525,208	190,484	189,071
Loans held for sale	117,166	117,166	131,754	131,754
Bank loans	708,879	720,297	632,140	639,341
Investments	208,080	208,080	239,208	239,208
Financial liabilities:
Securities sold under agreements to repurchase	$153,284	$153,284	$80,176	$80,176
Bank deposits	2,776,684	2,775,323	2,071,738	2,067,324
Trading securities sold, but not yet purchased	411,680	411,680	266,833	266,833
Securities sold, but not yet purchased	20,857	20,857	19,223	19,223
Derivative contracts (1)	23,207	23,207	24,877	24,877
Senior notes	175,000	193,478	-	-
Debentures to Stifel Financial Capital Trusts	82,500	68,437	82,500	67,594
Liabilities subordinated to claims of general creditors	5,318	5,120	6,957	6,671

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	June 30, 2012 (1)
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$379,654	$379,654	$-	$-
Restricted cash	6,587	6,587	-	-
Cash segregated for regulatory purposes	27	27	-	-
Securities purchased under agreements to resell	156,748	142,437	14,311	-
Held-to-maturity securities	525,208	14,284	39,462	471,462
Loans held for sale	117,166	-	117,166	-
Bank loans	720,297	-	720,297	-
Investments	28,000	-	-	28,000
Financial liabilities:
Securities sold under agreements to repurchase	$153,284	$10,314	$142,970	$-
Bank deposits	2,775,323	-	2,775,323	-
Senior notes	193,478	193,478	-	-
Debentures to Stifel Financial Capital Trusts	68,437	-	-	68,437
Liabilities subordinated to claims of general creditors	5,120	-	-	5,120

(1) We adopted the provisions of Update No. 2011-04 in the first quarter of 2012 on a prospective basis. Accordingly, disclosures for prior periods are not presented.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2012 and December 31, 2011.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2012 and December 31, 2011 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2012 and December 31, 2011 approximate fair value due to the short-term nature.

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

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at June 30, 2012 and December 31, 2011, are as follows (in thousands):

	June 30, 2012	December 31, 2011
Trading securities owned:
U.S. government agency securities	$80,673	$66,424
U.S. government securities	31,879	32,845
Corporate securities:
Fixed income securities	432,086	244,535
Equity securities	43,997	19,859
State and municipal securities	162,312	111,288
	$750,947	$474,951
Trading securities sold, but not yet purchased:
U.S. government securities	$208,786	$109,776
U.S. government agency securities	6,658	954
Corporate securities:
Fixed income securities	177,976	149,460
Equity securities	18,090	6,060
State and municipal securities	170	583
	$411,680	$266,833

At June 30, 2012 and December 31, 2011, trading securities owned in the amount of $565.8 million and $392.4 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,116	$-	$(1)	$1,115
State and municipal securities	114,276	5,926	(599)	119,603
Mortgage-backed securities:
Agency	403,553	7,724	-	411,277
Commercial	281,191	3,633	(999)	283,825
Non-agency	15,152	256	-	15,408
Corporate fixed income securities	469,917	3,805	(2,741)	470,981
Asset-backed securities	27,145	477	(472)	27,150
	$1,312,350	$21,821	$(4,812)	$1,329,359
Held-to-maturity securities (2)
Asset-backed securities	$443,495	$7,395	$(3,298)	$447,592
Corporate fixed income securities	55,495	58	(1,808)	53,745
Municipal auction rate securities	22,388	1,500	(17)	23,871
	$521,378	$8,953	$(5,123)	$525,208

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,105	$-	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489
	$1,204,205	$18,050	$(8,114)	$1,214,141
Held-to-maturity securities (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524
	$190,484	$3,742	$(5,155)	$189,071

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.

(2)  Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2012, we received proceeds of $91.4 million and $94.1 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $2.1 million, respectively. During the three months ended June 30, 2012, unrealized losses, net of deferred tax benefits, of $0.5 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the three months ended June 30, 2011, unrealized gains, net of deferred taxes, of $5.4 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the six months ended June 30, 2012 and 2011, unrealized gains, net of deferred taxes, of $4.4 million and $6.6 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	June 30, 2012
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$81,583	$81,942	$-	$-
After one year through three years	294,073	296,928	-	-
After three years through five years	104,097	101,828	34,988	34,222
After five years through ten years	5,600	6,227	201,419	200,480
After ten years	127,101	131,924	284,971	290,506
Mortgage-backed securities
After one year through three years	9,469	9,922	-	-
After three years through five years	407	419	-	-
After five years through ten years	16,280	16,640	-	-
After ten years	673,740	683,529	-	-
	$1,312,350	$1,329,359	$521,378	$525,208

The carrying value of securities pledged as collateral to secure public deposits and other purposes was $616.0 million and $634.8 million at June 30, 2012 and December 31, 2011, respectively.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at June 30, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(1)	$109	$-	$-	$(1)	$109
State and municipal securities	(599)	32,562	-	-	(599)	32,562
Mortgage-backed securities:
Commercial	(997)	82,876	(2)	560	(999)	83,436
Corporate fixed income securities	(1,510)	108,235	(1,231)	28,752	(2,741)	136,987
Asset-backed securities	(472)	17,289	-	-	(472)	17,289
	$(3,579)	$241,071	$(1,233)	$29,312	$(4,812)	$270,383

The gross unrealized losses on our available-for-sale securities of $4.8 million as of June 30, 2012 relate to 43 individual securities.

Certain investments in the available-for-sale portfolio at June 30, 2012, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at June 30, 2012, was $270.4 million, which was 20.3% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $265.6 million at June 30, 2012. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security's amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security's fair value and the present value of expected future cash flows. Based on the evaluation, we recognized a credit-related OTTI of $0.1 million and $0.3 million in earnings for the three and six months ended June 30, 2012, respectively.

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

We believe the gross unrealized losses related to all other securities of $4.8 million as of June 30, 2012 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at June 30, 2012 and December 31, 2011 (in thousands, except percentages):

	June 30, 2012		December 31, 2011
	Balance	Percent	Balance	Percent

Consumer (1)	$398,790	55.7%	$371,399	58.2%
Commercial and industrial	243,214	34.0	186,996	29.3
Residential real estate	48,696	6.8	51,755	8.1
Home equity lines of credit	22,151	3.1	24,086	3.8
Commercial real estate	2,912	0.3	3,107	0.5
Construction and land	514	0.1	514	0.1
	716,277	100.0%	637,857	100.0%
Unamortized loan fees, net of origination costs	(907)		(421)
Loans in process	(199)		4
Allowance for loan losses	(6,292)		(5,300)
	$708,879		$632,140

(1) Includes securities-based loans of $398.7 million and $371.1 million at June 30, 2012 and December 31, 2011, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Allowance for loan losses, beginning of period	$5,781	$2,521	$5,300	$2,331
Provision for loan losses	596	721	1,139	906
Charge-offs:
Residential real estate	(86)	-	(195)	-
Recoveries	1	9	48	14
Allowance for loan losses, end of period	$6,292	$3,251	$6,292	$3,251

A loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is reversed. At June 30, 2012, we had $1.9 million of non-accrual loans, which included $1.5 million in troubled debt restructurings, for which there was a specific allowance of $0.5 million. At December 31, 2011, we had $2.5 million of non-accrual loans, which included $0.3 million of trouble debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2012, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At June 30, 2012 and December 31, 2011, approximately 95% and 95% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of June 30, 2012 and December 31, 2011 (in thousands, except rates):

	June 30, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$3,370	34.0%	$2,595	29.3%
Consumer	806	55.7	510	58.2
Commercial real estate	560	0.3	633	0.5
Residential real estate	507	6.8	679	8.1
Unallocated	1,049	3.2	883	3.9
	$6,292	100.0%	$5,300	100.0%

(1) Loan category as a percentage of total loan portfolio.

At June 30, 2012 and December 31, 2011, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.8 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $4.3 million and $4.3 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At June 30, 2012 and December 31, 2011, we had mortgage loans held for sale of $117.2 million and $131.8 million, respectively. For the three months ended June 30, 2012 and 2011, we recognized gains of $3.2 million and $1.4 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2012 and 2011, we recognized gains of $6.0 million and $3.4 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 8 - Fixed Assets

The following is a summary of fixed assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Furniture and equipment	$151,714	$147,210
Building and leasehold improvements	76,054	77,192
Total	227,768	224,402
Less accumulated depreciation and amortization	(129,419)	(119,662)
	$98,349	$104,740

For the three months ended June 30, 2012 and 2011, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.4 million and $6.5 million, respectively. For the six months ended June 30, 2012 and 2011, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $14.6 million and $12.1 million, respectively.

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2011	Net additions	Impairment losses	June 30, 2012
Goodwill
Global Wealth Management	$143,828	$549	$-	$144,377
Institutional Group	215,160	2,198	-	217,358
	$358,988	$2,747	$-	$361,735

	December 31, 2011	Net additions	Amortization	June 30, 2012
Intangible assets
Global Wealth Management	$18,819	$-	$(1,234)	$17,585
Institutional Group	15,044	-	(1,287)	13,757
	$33,863	$-	$(2,521)	$31,342

The adjustments to goodwill during the six months ended June 30, 2012 are attributable to our acquisition of Stone & Youngberg.

Amortizable intangible assets consist of acquired customer relationships, trade name, non-compete agreements, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization

Customer relationships	$40,166	$16,782	$40,166	$14,827
Trade name	9,442	1,517	9,442	1,011
Investment banking backlog	2,250	2,217	2,250	2,157
	$51,858	$20,516	$51,858	$17,995

Amortization expense related to intangible assets was $1.2 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense related to intangible assets was $2.5 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2012 are: customer relationships, 6.6 years; and trade name, 7.8 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months. As of June 30, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2012	$2,405
2013	4,309
2014	3,856
2015	3,129
2016	2,829
Thereafter	14,814
$31,342

NOTE 10 - Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $473.7 million during the six months ended June 30, 2012. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at June 30, 2012 consisted of a $50.0 million revolving credit facility with two banks. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At June 30, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants.

At June 30, 2012, short-term borrowings from banks were $282.0 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $412.5 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $293.0 million. The average bank borrowing was $267.0 million and $206.0 million for the three months ended June 30, 2012 and 2011, respectively, at average daily interest rates of 1.15%, and 1.12%, respectively. The average bank borrowing was $226.2 million and $187.7 million for the six months ended June 30, 2012 and 2011, respectively, at average daily interest rates of 1.14%, and 1.24%, respectively.

At June 30, 2012 and December 31, 2011, Stifel Nicolaus had a stock loan balance of $151.3 million and $124.7 million, respectively, at average daily interest rates of 0.14% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $143.4 million and $121.8 million during the three months ended June 30, 2012 and 2011, respectively, at average daily effective interest rates of [1.09]% and 1.36%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $149.7 million and $110.2 million during the six months ended June 30, 2012 and 2011, respectively, at average daily effective interest rates of [1.61]% and 1.35%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 11 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2012 and December 31, 2011 were as follows (in thousands):
	June 30, 2012	December 31, 2011

Money market and savings accounts	$2,707,778	$2,024,568
Demand deposits (interest-bearing)	49,930	29,509
Demand deposits (non-interest-bearing)	17,398	15,691
Certificates of deposit	1,578	1,970
	$2,776,684	$2,071,738

The weighted average interest rate on deposits was 0.2% and 0.2% at June 30, 2012 and December 31, 2011, respectively.

Scheduled maturities of certificates of deposit at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Certificates of deposit, less than $100:
Within one year	$504	$794
One to three years	285	240
	$789	$1,034

Certificates of deposit, $100 and greater:
Within one year	$547	$656
One to three years	242	280
	789	936
	$1,578	$1,970

At June 30, 2012 and December 31, 2011, the amount of deposits includes related party deposits, primarily brokerage customers' deposits from Stifel Nicolaus of $2.7 billion and $2.1 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.1 million and $0.6 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 12 - Derivative Instruments and Hedging Activities

We use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our company making fixed payments. Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements.

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2012 and December 31, 2011 (in thousands):
	June 30, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$699,242	Other assets	$-	Accounts payable and accrued expenses	$(23,207)

	December 31, 2011
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$761,907	Other assets	$-	Accounts payable and accrued expenses	$(24,877)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was no ineffectiveness recognized during the three and six months ended June 30, 2012.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $9.8 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$5,130	Interest expense	$2,963	None	$-

	Three Months Ended June 30, 2011
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$10,782	Interest expense	$3,644	None	$-

	Six Months Ended June 30, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$4,505	Interest expense	$6,174	None	$-

	Six Months Ended June 30, 2011
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$9,647	Interest expense	$7,049	None	$-

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

As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24.3 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $28.7 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2012, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 - Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2012, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $98.9 million to satisfy the minimum margin deposit requirement of $27.3 million at June 30, 2012.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $19.1 million in cash at June 30, 2012, which satisfied the minimum margin deposit requirements of $15.9 million.

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

TWP has entered into settlement and release agreements ("Settlement Agreements") with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2012, we estimate that TWP customers held $25.1 million par value of ARS, which may be repurchased over the next 4 years. We estimate that we will repurchase ARS of $6.2 million par value in December 2012. The amount estimated for repurchase assumes no issuer redemptions.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2012 and December 31, 2011, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "RBC entities") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs"). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs' lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts' purchase of the CDOs.  RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure in business based upon our company's settlement with the school districts and pursuit of claims against the RBC entities.  We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs. The FINRA hearing panel dismissed all other charges against TWP and the former employee. On July 25, 2012, the National Adjudicatory Council considered FINRA's appeal of the FINRA hearing panel's decision, which has not yet been determined.

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

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, "Saybrook"), and Wells Fargo Bank, NA ("Wells Fargo"), indenture trustee for the bonds (collectively, "plaintiffs"), also brought a Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. The parties have agreed to stay the state court action until the federal court rules on whether it has jurisdiction over the new federal action.  Saybrook is the plaintiff in the new federal action and in  the state court action. The plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC's waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe's waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys' fees from us. On May 2, 2012, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus in the new federal court action. The case is currently stayed while the federal court considers whether it has jurisdiction over the lawsuit. If the federal court determines it does not have jurisdiction, the action will continue in Wisconsin state court. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

NOTE 16 - Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC's Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC's Customer Protection Rule (Rule 15c3-3). CSA calculates its net capital under the aggregate indebtedness method, whereby its aggregate indebtedness may not be greater than fifteen times its net capital (as defined).

At June 30, 2012, Stifel Nicolaus had net capital of $342.4 million, which was 53.1% of aggregate debit items and $329.5 million in excess of its minimum required net capital. At June 30, 2012, CSA's net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At June 30, 2012, SNEL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At June 30, 2012, SN Canada's net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Stifel Financial Corp. - Federal Reserve Capital Amounts
June 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$984,110	26.0%	$302,524	8.0%	$378,155	10.0%
Tier 1 capital to risk-weighted assets	977,818	25.9	151,262	4.0	226,893	6.0
Tier 1 capital to adjusted average total assets	977,818	19.4	201,703	4.0	252,129	5.0

Stifel Bank - Federal Reserve Capital Amounts
June 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$224,731	12.3%	$146,723	8.0%	$183,404	10.0%
Tier 1 capital to risk-weighted assets	218,439	11.9	73,362	4.0	110,042	6.0
Tier 1 capital to adjusted average total assets	218,439	7.9	111,052	4.0	138,815	5.0

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 9.1 million shares at June 30, 2012.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $11.0 million and $6.9 million for the three months ended June 30, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $1.0 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $26.1 million and $16.0 million for the six months ended June 30, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $13.4 million and $23.6 million for the six months ended June 30, 2012 and 2011, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and six months ended June 30, 2012, no options were granted.

At June 30, 2012, all outstanding options were exercisable. Cash proceeds from the exercise of stock options were $0.1 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. Tax benefits realized from the exercise of stock options for the three months ended June 30, 2012 and 2011 were $0.3 million and $0.1 million, respectively.

Cash proceeds from the exercise of stock options were $1.3 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. Tax benefits realized from the exercise of stock options for the six months ended June 30, 2012 and 2011 were $3.6 million and $0.9 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At June 30, 2012, the total number of stock units outstanding was 14.6 million, of which 5.1 million were unvested.

At June 30, 2012, there was unrecognized compensation cost for stock units of $173.8 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the "SWAP Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of June 30, 2012, there were 14.2 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus' financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $15.8 million and $34.0 million at June 30, 2012 and December 31, 2011, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2012 and December 31, 2011, the deferred compensation liability related to the mutual fund option of $14.1 million and $24.5 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $153.3 million. At December 31, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.0 billion, and the fair value of the collateral that had been sold or repledged was $80.2 million.

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

At June 30, 2012 and December 31, 2011, Stifel Bank had outstanding commitments to originate loans aggregating $330.3 million and $141.0 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2012 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2012 and December 31, 2011, Stifel Bank had outstanding letters of credit totaling $10.5 million and $9.2 million, respectively. One of the standby letters of credit has an expiration of December 16, 2013. All of the remaining standby letters of credit commitments at June 30, 2012 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2012 and December 31, 2011, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $477.0 million and $102.4 million, respectively.

NOTE 19 - Income Taxes

Our effective rate for the three and six months ended June 30, 2012 was 40.4% and 40.9%, respectively, compared to 11.8% and 36.2% for the three and six months ended June 30, 2011, respectively. The provision for income taxes for the three and six months ended June 30, 2011 were reduced primarily as a result of the release of the valuation allowance due to realized and unrealized capital gains, which offset previously recorded unrealized capital losses.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues: (1)
Global Wealth Management	$240,029	$225,645	$488,377	$464,091
Institutional Group	135,297	132,915	283,801	259,909
Other	(919)	297	2,562	1,470
	$374,407	$358,857	$774,740	$725,470

Income/(loss) before income taxes:
Global Wealth Management	$61,353	$55,426	$130,531	$116,898
Institutional Group	17,546	21,951	41,250	43,344
Other	(35,025)	(73,502)	(68,653	(105,683)
	$43,874	$3,875	$103,128	$54,559

(1) No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2012 or 2011.

The following table presents our company's total assets on a segment basis at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Global Wealth Management	$4,385,714	$3,637,069
Institutional Group	1,456,680	1,028,948
Other	296,141	285,883
	$6,138,535	$4,951,900

We have operations in the United States, Canada, United Kingdom, and Europe. Our company's foreign operations are conducted through its wholly owned subsidiaries, SNEL and SN Canada. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

United States	$365,265	$343,800	$757,103	$694,809
United Kingdom	2,942	6,088	6,832	12,137
Canada	3,814	6,813	6,066	13,261
Other European	2,386	2,156	4,739	5,263
	$374,407	$358,857	$774,740	$725,470

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$26,136	$3,416	$60,909	$34,814
Shares for basic and diluted calculations:
Average shares used in basic computation	53,569	52,932	53,406	52,734
Dilutive effect of stock options and units (1)	9,109	10,313	9,294	10,505
Average shares used in diluted computation	$62,678	$63,245	$62,700	$63,239
Net income per share:
Basic	$0.49	$0.06	$1.14	$0.66
Diluted (1)	$0.42	$0.05	$0.97	$0.55

(1) Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and six months ended June 30, 2012 and 2011, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 - Shareholders' Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At June 30, 2012, the maximum number of shares that may yet be purchased under this plan was 4.1 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three months ended June 30, 2012, we repurchased $7.2 million, or 0.2 million shares, using existing Board authorizations at an average price of $30.85 per share to meet obligations under our company's employee benefit plans and for general corporate purposes.

Issuance of Shares

During the three and six months ended June 30, 2012, we reissued 0.2 million and 1.9 million shares, respectively, from treasury as a result of vesting and exercise transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies ("LLCs") or limited partnerships. These partnerships and LLCs have assets of approximately $278.5 million at June 30, 2012. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2012 and 2011. In addition, our direct investment interest in these entities is insignificant at June 30, 2012 and December 31, 2011.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $248.0 million at June 30, 2012. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.3 million at June 30, 2012. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2012 and 2011.

For the entities noted above that were determined to be VIEs, we have concluded that we are not the primary beneficiary and therefore we are not required to consolidate these entities. Additionally, for certain other entities we reviewed other relevant accounting guidance, which states the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at June 30, 2012, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2012. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2012. Our company's involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

Results for the three and six months ended June 30, 2012

For the three months ended June 30, 2012, our net revenues increased 4.3% to $374.4 million compared to $358.9 million during the comparable period in 2011. Net income increased $22.7 million to $26.1 million for the three months ended June 30, 2012, compared to $3.4 million during the comparable period in 2011.

For the six months ended June 30, 2012, our net revenues increased 6.8% to $774.7 million compared to $725.5 million during the comparable period in 2011. Net income increased 75.0% to $60.9 million for the six months ended June 30, 2012, compared to $34.8 million during the comparable period in 2011.

Our revenue growth was primarily attributable to increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads; higher investment banking revenues as a result of strong public finance activity and improved M&A revenues; growth in asset management and service fees as a result of an increase in investment advisory revenues; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. The increase in revenue growth was offset by a decline in commission revenues.

The results for the three and six months ended June 30, 2011 were significantly impacted by estimated costs of settlement and litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the previously disclosed matter involving five Southeastern Wisconsin school districts and merger-related expenses.

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers' assets under management. Investor confidence has been dampened by the sovereign debt concerns in Europe, concerns over unemployment levels and recently weaker U.S. economic data, lackluster jobs growth, and the uncertainty with the U.S. budget. These conditions have adversely affected investor and CEO confidence, resulting in significant declines in capital raising activity, as evidenced by the decline in IPOs during 2012 compared to 2011.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2012, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ and the S&P 500 closed 5.4%, 12.7% and 8.3% higher than their December 30, 2011 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$127,427	$138,315	(7.9)	34.0%	38.5%
Principal transactions	91,564	79,741	14.8	24.5	22.2
Investment banking	67,363	64,418	4.6	18.0	18.0
Asset management and service fees	65,311	56,981	14.6	17.4	15.9
Interest	27,181	21,229	28.0	7.3	5.9
Other income	5,418	4,556	18.9	1.4	1.3
Total revenues	384,264	365,240	5.2	102.6	101.8
Interest expense	9,857	6,383	54.4	2.6	1.8
Net revenues	374,407	358,857	4.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	239,374	229,939	4.1	63.9	64.1
Occupancy and equipment rental	32,320	29,723	8.7	8.6	8.3
Communication and office supplies	20,797	18,515	12.3	5.6	5.2
Commissions and floor brokerage	7,747	6,894	12.4	2.1	1.9
Other operating expenses	30,295	69,911	(56.7)	8.1	19.4
Total non-interest expenses	330,533	354,982	(6.9)	88.3	98.9

Income before income taxes	43,874	3,875	*	11.7	1.1
Provision for income taxes	17,738	459	*	4.7	0.1
Net income	$26,136	$3,416	*	7.0%	1.0%

* Percentage not meaningful.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$250,730	$294,101	(14.7)	32.3%	40.5%
Principal transactions	207,797	172,600	20.4	26.8	23.8
Investment banking	137,801	105,836	30.2	17.8	14.6
Asset management and service fees	126,129	114,661	10.0	16.3	15.8
Interest	52,438	40,085	30.8	6.8	5.5
Other income	18,712	10,812	73.1	2.4	1.5
Total revenues	793,607	738,095	7.5	102.4	101.7
Interest expense	18,867	12,625	49.4	2.4	1.7
Net revenues	774,740	725,470	6.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	494,078	461,105	7.2	63.8	63.6
Occupancy and equipment rental	63,111	59,048	6.9	8.1	8.1
Communication and office supplies	41,170	37,360	10.2	5.3	5.1
Commissions and floor brokerage	15,359	13,543	13.4	2.0	1.9
Other operating expenses	57,894	99,855	(42.0)	7.5	13.8
Total non-interest expenses	671,612	670,911	0.1	86.7	92.5

Income before income taxes	103,128	54,559	89.0	13.3	7.5
Provision for income taxes	42,219	19,745	113.8	5.4	2.7
Net income	$60,909	$34,814	75.0	7.9%	4.8%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net revenues:
Commissions	$127,427	$138,315	(7.9)	$250,730	$294,101	(14.7)
Principal transactions	91,564	79,741	14.8	207,797	172,600	20.4
Investment banking:
Capital raising	40,733	39,689	2.6	95,566	72,047	32.6
Strategic advisory fees	26,630	24,729	7.7	42,235	33,789	25.0
	67,363	64,418	4.6	137,801	105,836	30.2
Asset management and service fees	65,311	56,981	14.6	126,129	114,661	10.0
Net interest	17,324	14,846	16.7	33,571	27,460	22.3
Other income	5,418	4,556	18.9	18,712	10,812	73.1
Total net revenues	$374,407	$358,857	4.3	$774,740	$725,470	6.8

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

For the three months ended June 30, 2012, commission revenues decreased 7.9% to $127.4 million from $138.3 million in the comparable period in 2011. For the six months ended June 30, 2012, commission revenues decreased 14.7% to $250.7 million from $294.1 million in the comparable period in 2011. The decrease in commission revenues is primarily attributable to a decrease in OTC transactions from the comparable periods in 2011.

Principal transactions - For the three months ended June 30, 2012, principal transactions revenues increased 14.8% to $91.6 million from $79.7 million in the comparable period in 2011. For the six months ended June 30, 2012, principal transactions revenues increased 20.4% to $207.8 million from $172.6 million in the comparable period in 2011. The increase in principal transactions revenues is primarily attributable to improved fixed income institutional brokerage revenues as a result of strong trading volumes and tightening credit spreads.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2012, investment banking revenues increased 4.6%, to $67.4 million from $64.4 million in the comparable period in 2011. For the six months ended June 30, 2012, investment banking revenues increased 30.2%, to $137.8 million from $105.8 million in the comparable period in 2011. The increase in investment banking revenues is primarily attributable to an increase in advisory fees as a result of an increase in M&A activity and fixed income capital raising revenues, which is primarily attributable to strong public finance activity and our acquisition of Stone & Youngberg in October 2011. The increase was offset by a decrease in equity capital raising revenues as a result of weaker equity capital markets, which have been negatively impacted by the difficult market environment.

Capital raising revenues increased 2.6% to $40.7 million for the three months ended June 30, 2012 from $39.7 million in the comparable period in 2011. For the three months ended June 30, 2012, fixed income capital raising revenues increased $9.4 million, or 182.1%, to $14.6 million from $5.2 million in the comparable period in 2011. During the second quarter of 2012, equity capital raising revenues decreased 8.4% to $24.3 million from $26.5 million in the comparable period in 2011.

Capital raising revenues increased 32.6% to $95.6 million for the six months ended June 30, 2012 from $72.0 million in the comparable period in 2011. For the six months ended June 30, 2012, fixed income capital raising revenues increased $17.2 million, or 202.6%, to $25.6 million from $8.4 million in the comparable period in 2011. During the first six months of 2012, equity capital raising revenues increased 30.5% to $63.8 million from $48.9 million in the comparable period in 2011.

Strategic advisory fees increased 7.7% to $26.6 million for the three months ended June 30, 2012 from $24.7 million in the comparable period in 2011. Strategic advisory fees increased 25.0% to $42.2 million for the six months ended June 30, 2012 from $33.8 million in the comparable period in 2011. The increase in strategic advisory fees is primarily attributable to an increase in the number of completed transactions over the comparable periods in 2011.

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

For the three months ended June 30, 2012, asset management and service fee revenues increased 14.6% to $65.3 million from $57.0 million in the comparable period of 2011. For the six months ended June 30, 2012, asset management and service fee revenues increased 10.0% to $126.1 million from $114.7 million in the comparable period of 2011. The increase in asset management and service fees is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Other income - For the three months ended June 30, 2012, other income increased 18.9% to $5.4 million from $4.6 million during the comparable period in 2011. For the six months ended June 30, 2012, other income increased 73.1% to $18.7 million from $10.8 million during the comparable period in 2011. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$510,857	$4,921	3.86%	$446,387	$4,517	4.05%
Interest-earning assets (Stifel Bank)	2,703,031	18,086	2.68	1,741,351	13,419	3.08
Stock borrow (Stifel Nicolaus)	94,203	57	0.24	113,410	46	0.16
Other (Stifel Nicolaus)		4,117			3,247
Total interest revenue		$27,181			$21,229

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$266,963	$768	1.15%	$205,999	$576	1.12%
Interest-bearing liabilities (Stifel Bank)	2,516,526	4,281	0.68	1,619,088	4,238	1.05
Stock loan (Stifel Nicolaus)	143,425	391	1.09	121,800	415	1.36
Senior notes (Stifel Financial)	175,000	3,047	6.96	-	-	-
Interest-bearing liabilities (Capital Trusts)	82,500	1,006	4.88	82,500	981	4.76
Other (Stifel Nicolaus)		364			173
Total interest expense		9,857			6,383
Net interest income		$17,324			$14,846

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$507,422	$9,806	3.86%	$445,421	$9,104	4.09%
Interest-earning assets (Stifel Bank)	2,544,359	35,562	2.80	1,737,948	24,622	2.83
Stock borrow (Stifel Nicolaus)	80,936	30	0.08	105,354	51	0.10
Other (Stifel Nicolaus)		7,040			6,308
Total interest revenue		$52,438			$40,085

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$226,152	$1,290	1.14%	$187,713	$1,165	1.24%
Interest-bearing liabilities (Stifel Bank)	2,365,187	8,345	0.71	1,617,079	8,476	1.05
Stock loan (Stifel Nicolaus)	149,705	1,208	1.61	110,162	745	1.35
Senior notes (Stifel Financial)	153,846	5,340	7.43	-	-	-
Interest-bearing liabilities (Capital Trusts)	82,500	2,011	4.87	82,500	1,958	4.75
Other (Stifel Nicolaus)		673			281
Total interest expense		18,867			12,625
Net interest income		$33,571			$27,460

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2012, net interest income increased to $17.3 million from $14.8 million during the comparable period in 2011. For the six months ended June 30, 2012, net interest income increased to $33.6 million from $27.5 million during the comparable period in 2011.

For the three months ended June 30, 2012, interest revenue increased 28.0% to $27.2 million from $21.2 million in the comparable period in 2011, principally as a result of a $4.7 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.7 billion during the three months ended June 30, 2012 compared to $1.7 billion during the comparable period in 2011 at average interest rates of 2.68% and 3.08%, respectively.

For the six months ended June 30, 2012, interest revenue increased 30.8% to $52.4 million from $40.1 million in the comparable period in 2011, principally as a result of a $10.9 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.5 billion during the six months ended June 30, 2012 compared to $1.7 billion during the comparable period in 2011 at average interest rates of 2.80% and 2.83%, respectively.

For the three months ended June 30, 2012, interest expense increased 54.4% to $9.9 million from $6.4 million during the comparable period in 2011. For the six months ended June 30, 2012, interest expense increased 49.4% to $18.9 million from $12.6 million during the comparable period in 2011. The increases are primarily attributable to the interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Non-interest expenses:
Compensation and benefits	$239,374	$229,939	4.1	$494,078	$461,105	7.2
Occupancy and equipment rental	32,320	29,723	8.7	63,111	59,048	6.9
Communications and office supplies	20,797	18,515	12.3	41,170	37,360	10.2
Commissions and floor brokerage	7,747	6,894	12.4	15,359	13,543	13.4
Other operating expenses	30,295	69,911	(56.7)	57,894	99,855	(42.0)
Total non-interest expenses	$330,533	$354,982	(6.9)	$671,612	$670,911	0.1

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion and increased administrative overhead to support the growth in our segments. We have continued to make investments in our firm in anticipation of continued capital market growth through the selective hiring of professionals in areas where we see opportunities.

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

For the three months ended June 30, 2012, compensation and benefits expense increased 4.1%, or $9.5 million, to $239.4 million from $229.9 million during the comparable period in 2011. For the six months ended June 30, 2012, compensation and benefits expense increased 7.2%, or $33.0 million, to $494.1 million from $461.1 million during the comparable period in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) increased fixed compensation for the additional administrative support staff; and 3) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Compensation and benefits expense as a percentage of net revenues was 63.9% and 63.8% for the three and six months ended June 30, 2012, respectively, compared to 64.1% and 63.6% for the three and six months ended June 30, 2011, respectively. Excluding the acceleration of deferred compensation expense, compensation and benefits expense as a percentage of net revenues was 63.3% for the six months ended June 30, 2012, compared to 63.6% for the six months ended June 30, 2011.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $20.4 million (5.4% of net revenues) and $38.7 million (5.0% of net revenues) for the three and six months ended June 30, 2012, respectively, compared to $17.6 million (4.9% of net revenues) and $36.4 million (5.0% of net revenues) for the comparable periods in 2011, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2012, occupancy and equipment rental expense increased 8.7% to $32.3 million from $29.7 million during the three months ended June 30, 2011. For the six months ended June 30, 2012, occupancy and equipment rental expense increased 6.9% to $63.1 million from $59.0 million during the six months ended June 30, 2011. The increase in occupancy and equipment rental expense is primarily attributable to an increase in rent and depreciation expense as a result of an increase in office locations.  As of June 30, 2012, we have 332 locations compared to 314 at June 30, 2011.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2012, communications and office supplies expense increased 12.3% to $20.8 million from $18.5 million during the second quarter of 2011. For the six months ended June 30, 2012, communications and office supplies expense increased 10.2% to $41.2 million from $37.4 million during the first six months of 2011. The increase in communications and office supplies expense is primarily attributable to our continued expansion through the addition of revenue producers and support staff.

Commissions and floor brokerage - For the three months ended June 30, 2012, commissions and floor brokerage expense increased 12.4% to $7.7 million from $6.9 million during the comparable period in 2011. For the six months ended June 30, 2012, commissions and floor brokerage expense increased 13.4% to $15.4 million from $13.5 million during the comparable period in 2011. The increase in commission and floor brokerage expense is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commissions revenues.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2012, other operating expenses decreased 56.7% to $30.3 million from $69.9 million during the three months ended June 30, 2011. For the six months ended June 30, 2012, other operating expenses decreased 42.0% to $57.9 million from $99.9 million during the six months ended June 30, 2011.

Included in other operating expenses for the three and six months ended June 30, 2011 were estimated costs of settlement and litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the previously disclosed matter involving five Southeastern Wisconsin school districts and merger-related expenses. Excluding these expenses other operating expenses increased 11.0% and 5.3%, respectively, over the comparable periods in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in legal expenses, and conference and travel expenses from the comparable periods in 2011.

Provision for income taxes - For the three months ended June 30, 2012, our provision for income taxes was $17.7 million, representing an effective tax rate of 40.4%, compared to $0.5 million for the comparable period in 2011, representing an effective tax rate of 11.8%. For the six months ended June 30, 2012, our provision for income taxes was $42.2 million, representing an effective tax rate of 40.9%, compared to $19.7 million for the comparable period in 2011, representing an effective tax rate of 36.2%. The provision for income taxes for the three and six months ended June 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to realized and unrealized capital gains, which offset previously recorded unrealized capital losses.

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

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$88,423	$93,593	(5.5)	36.8%	41.5%
Principal transactions	55,628	51,263	8.5	23.1	22.7
Asset management and service fees	65,169	56,817	14.7	27.2	25.2
Investment banking	8,531	6,411	33.1	3.6	2.8
Interest	23,889	18,892	26.5	10.0	8.4
Other income	4,045	4,160	(2.7)	1.7	1.8
Total revenues	245,685	231,136	6.3	102.4	102.4
Interest expense	5,656	5,491	3.0	2.4	2.4
Net revenues	240,029	225,645	6.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	140,984	132,952	6.0	58.7	58.9
Occupancy and equipment rental	16,067	15,375	4.5	6.7	6.8
Communication and office supplies	8,998	9,199	(2.2)	3.7	4.1
Commissions and floor brokerage	3,535	2,788	26.8	1.5	1.2
Other operating expenses	9,092	9,905	(8.2)	3.8	4.4
Total non-interest expenses	178,676	170,219	5.0	74.4	75.4
Income before income taxes	$61,353	$55,426	10.7	25.6%	24.6%

	June 30, 2012	June 30, 2011
Branch offices	301	288
Financial advisors	1,872	1,798
Independent contractors	156	160

Assets in fee-based accounts:
Value (in thousands) (1)	$20,220,582	$18,278,557
Number of accounts	74,053	64,559

(1) Fee based account revenues for the three months ended June 30, 2012 and 2011 are billed in arrears based on values as of March 31, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$179,446	$195,355	(8.1)	36.7%	42.1%
Principal transactions	114,673	107,426	6.7	23.5	23.2
Asset management and service fees	125,755	114,347	10.0	25.8	24.6
Investment banking	21,001	12,723	65.1	4.3	2.7
Interest	46,988	35,595	32.0	9.6	7.7
Other income	11,622	9,670	20.2	2.4	2.1
Total revenues	499,485	475,116	5.1	102.3	102.4
Interest expense	11,108	11,025	0.8	2.3	2.4
Net revenues	488,377	464,091	5.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	284,741	275,538	3.3	58.3	59.4
Occupancy and equipment rental	31,853	30,573	4.2	6.5	6.6
Communication and office supplies	17,867	17,338	3.1	3.7	3.7
Commissions and floor brokerage	6,955	5,581	24.6	1.4	1.2
Other operating expenses	16,430	18,163	(9.5)	3.4	3.9
Total non-interest expenses	357,846	347,193	3.1	73.3	74.8
Income before income taxes	$130,531	$116,898	11.7	26.7%	25.2%

NET REVENUES

For the three months ended June 30, 2012, Global Wealth Management net revenues increased 6.4% to $240.0 million from $225.6 million for the comparable period in 2011. For the six months ended June 30, 2012, Global Wealth Management net revenues increased 5.2% to a record $488.4 million from $464.1 million for the comparable period in 2011. The increase in net revenues for the three and six months ended June 30, 2012 over the comparable periods in 2011 is attributable to growth in asset management and service fees as a result of an increase in assets under management through market performance; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; higher investment banking revenues; and increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads, offset by a decline in commission revenues. The difficult conditions in the capital markets have impacted the commission revenues derived from our retail clients during 2012.

Commissions - For the three months ended June 30, 2012, commission revenues decreased 5.5% to $88.4 million from $93.6 million in the comparable period in 2011. For the six months ended June 30, 2012, commission revenues decreased 8.1% to $179.4 million from $195.4 million in the comparable period in 2011.  The decrease in commission revenues is primarily attributable to a decrease in agency transactions in equities, and insurance products.

Principal transactions - For the three months ended June 30, 2012, principal transactions revenues increased 8.5% to $55.6 million from $51.3 million in the comparable period in 2011. For the six months ended June 30, 2012, principal transactions revenues increased 6.7% to $114.7 million from $107.4 million in the comparable period in 2011. The increase in principal transactions revenues is primarily attributable to increased principal transactions, primarily in fixed income products from the comparable periods in 2011.

Asset management and service fees - For the three months ended June 30, 2012, asset management and service fees increased 14.7% to $65.2 million from $56.8 million in the comparable period in 2011. For the six months ended June 30, 2012, asset management and service fees increased 10.0% to $125.8 million from $114.4 million in the comparable period in 2011. The increase in asset management and service fess is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. The value of assets in fee-based accounts increased 10.6% from June 30, 2011, of which approximately 55% is attributable to net inflows and approximately 45% is attributable to market appreciation. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 33.1% to $8.5 million for the three months ended June 30, 2012 from $6.4 million during the comparable period in 2011. For the six months ended June 30, 2012, investment banking revenues increased 65.1% to $21.0 million from $12.7 million in the comparable period in 2011. See "Investment banking" in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue - For the three months ended June 30, 2012, interest revenue increased 26.5% to $23.9 million from $18.9 million in the comparable period in 2011. For the six months ended June 30, 2012, interest revenue increased 32.0% to $47.0 million from $35.6 million in the comparable period in 2011. The increase in interest revenue is primarily attributable to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Other income - For the three months ended June 30, 2012, other income decreased 2.7% to $4.0 million from $4.2 million during the comparable period in 2011. The decrease in other income for the three months ended June 30, 2012 from the comparable period in 2011 is primarily attributable to lower investment gains, offset by an increase in mortgage fees at Stifel Bank.

For the six months ended June 30, 2012, other income increased 20.2% to $11.6 million from $9.7 million during the comparable period in 2011. The increase in other income for the six months ended June 30, 2012 over the comparable period in 2011 is primarily attributable an increase in mortgage fees due to the increase in loan originations at Stifel Bank, offset by lower investment gains.

Interest expense - For the three months ended June 30, 2012, interest expense increased 3.0% to $5.7 million from $5.5 million during the comparable period in 2011. For the six months ended June 30, 2012, interest expense increased 0.8% to $11.1 million from $11.0 million in the comparable period in 2012. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$135,254	$80	0.24%	$79,088	$41	0.21%
U.S. government agencies	-	-	-	12,896	71	2.20
State and political subdivisions:
Taxable	118,020	1,139	3.86	63,087	687	4.36
Non-taxable (1)	2,442	19	3.10	2,943	25	3.40
Mortgage-backed securities	738,169	5,250	2.84	759,278	6,218	3.28
Corporate bonds	524,508	3,155	2.41	294,046	1,709	2.32
Asset-backed securities	351,855	1,684	1.91	42,368	266	2.51
Federal Home Loan Bank ("FHLB") and other capital stock	3,025	2	0.16	2,083	12	2.30
Loans (2)	709,282	5,693	3.21	444,797	4,007	3.60
Loans held for sale	120,476	1,064	3.54	40,765	383	3.76
Total interest-earning assets (3)	2,703,031	$18,086	2.68%	1,741,351	$13,419	3.08%
Cash and due from banks	4,506			5,727
Other non interest-earning assets	70,620			45,816
Total assets	$2,778,157			$1,792,894

Liabilities and stockholders' equity:
Deposits:
Money market	$2,457,686	$4,243	0.69%	$1,597,770	$4,216	1.06%
Demand deposits	41,303	22	0.21	18,696	6	0.13
Savings	11,624	1	0.05	32	-	-
FHLB advances	4,330	4	0.35	-	-	-
Time deposits	1,583	11	2.99	2,590	16	2.47
Total interest-bearing liabilities (3)	2,516,526	4,281	0.68	1,619,088	4,238	1.05
Non interest-bearing deposits	18,896			8,292
Other non interest-bearing liabilities	40,082			21,025
Total liabilities	2,575,504			1,648,405
Stockholders' equity	202,653			144,489
Total liabilities and stockholders' equity	$2,778,157			$1,792,894
Net interest margin		$13,805	2.04%		$9,181	2.11%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3)   See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$144,875	$169	0.23%	$119,604	$145	0.24%
U.S. government agencies	-	-	-	18,901	161	1.70
State and political subdivisions:
Taxable	104,462	2,277	4.36	70,222	1,312	3.74
Non-taxable (1)	2,566	41	3.17	2,943	49	3.33
Mortgage-backed securities	714,473	10,831	3.03	779,004	11,264	2.89
Corporate bonds	501,219	6,093	2.43	240,265	2,898	2.41
Asset-backed securities	274,255	2,697	1.97	32,508	459	2.82
FHLB and other capital stock	2,651	28	2.13	1,866	23	2.47
Loans (2)	677,813	11,323	3.34	425,300	7,458	3.51
Loans held for sale	122,045	2,103	3.45	47,335	853	3.60
Total interest-earning assets (3)	2,544,359	$35,562	2.80%	1,737,948	$24,622	2.83%
Cash and due from banks	6,343			6,266
Other non interest-earning assets	69,495			42,348
Total assets	$2,620,197			$1,786,562

Liabilities and stockholders' equity:
Deposits:
Money market	$2,315,924	$8,280	0.71%	$1,594,690	$8,427	1.06%
Demand deposits	39,527	36	0.18	19,717	17	0.17
Savings	5,833	1	0.05	29	-	-
FHLB advances	2,165	4	0.35	-	-	-
Time deposits	1,738	24	2.80	2,643	32	2.42
Total interest-bearing liabilities (3)	2,365,187	8,345	0.71	1,617,079	8,476	1.05
Non interest-bearing deposits	21,001			8,812
Other non interest-bearing liabilities	41,225			19,195
Total liabilities	2,427,413			1,645,086
Stockholders' equity	192,784			141,476
Total liabilities and stockholders' equity	$2,620,197			$1,786,562
Net interest margin		$27,217	2.14%		$16,146	1.86%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3)  See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$1	$38	$39	$36	$(12)	$24
U.S. government agencies	(35)	(36)	(71)	(80)	(81)	(161)
State and political subdivisions:
Taxable	520	(68)	452	719	246	965
Non-taxable	(4)	(2)	(6)	(6)	(2)	(8)
Mortgage-backed securities	(1,494)	526	(968)	(1,650)	1,217	(433)
Corporate bonds	1,384	62	1,446	3,172	23	3,195
Asset-backed securities	1,465	(47)	1,418	2,333	(95)	2,238
FHLB and other capital stock	25	(35)	(10)	13	(8)	5
Loans	4,379	(2,693)	1,686	4,888	(1,023)	3,865
Loans held for sale	838	(157)	681	1,361	(111)	1,250
	$7,079	$(2,412)	$4,667	$10,786	$154	$10,940

Interest expense:
Deposits:
Money market	$8,900	$(8,873)	$27	$7,496	$(7,643)	$(147)
Demand deposits	12	4	16	17	2	19
Savings	1	-	1	1	-	1
FHLB advances	2	2	4	2	2	4
Time deposits	(23)	18	(5)	(21)	13	(8)
	$8,892	$(8,849)	$43	$7,495	$(7,626)	$(131)

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

For the three months ended June 30, 2012, interest revenue of $18.1 million was generated from average interest-earning assets of $2.7 billion at a average interest rate of 2.68%. Interest revenue of $13.4 million for the comparable period in 2011 was generated from average interest-earning assets of $1.7 billion at a average interest rate of 3.08%.

For the six months ended June 30, 2012, interest revenue of $35.6 million was generated from weighted average interest-earning assets of $2.5 billion at a weighted average interest rate of 2.80%. Interest revenue of $24.6 million for the comparable period in 2011 was generated from weighted average interest-earning assets of $1.7 billion at a weighted average interest rate of 2.83%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2012 was $2.5 billion at an average interest rate of 0.68%. The average balance of interest-bearing liabilities for the comparable period in 2011 was $1.6 billion at a average interest rate of 1.05%. The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2012 was $2.4 billion at a weighted average interest rate of 0.71%. The weighted average balance of interest-bearing liabilities for the comparable period in 2011 was $1.6 billion at a weighted average interest rate of 1.05%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2012, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $2.7 billion compared to $1.6 billion at June 30, 2011.

See "Net Interest Income - Stifel Bank" above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2012, Global Wealth Management non-interest expenses increased 5.0% to $178.7 million from $170.2 million for the comparable period in 2011. For the six months ended June 30, 2012, Global Wealth Management non-interest expenses increased 3.1% to $357.8 million from $347.2 million for the comparable period in 2011.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of June 30, 2012, we have 301 branch offices compared to 288 at June 30, 2011. In addition, since June 30, 2011, we have added 398 revenue producers and support staff.

Compensation and benefits - For the three months ended June 30, 2012, compensation and benefits expense increased 6.0% to $141.0 million from $133.0 million during the three months ended June 30, 2011. For the six months ended June 30, 2012, compensation and benefits expense increased 3.3% to $284.7 million from $275.5 million during the six months ended June 30, 2011. The increase in compensation and benefits expense is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 58.7% and 58.3% for the three and six months ended June 30, 2012, respectively, compared to 58.9% and 59.4% for the three and six months ended June 30, 2011, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.2 million (6.8% of net revenues) and $30.6 million (6.3% of net revenues) for the three and six months ended June 30, 2012, respectively, compared to $14.7 million (6.5% of net revenues) and $30.9 million (6.7% of net revenues) for the three and six months ended June 30, 2011, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended June 30, 2012, occupancy and equipment rental expense increased 4.5% to $16.1 million from $15.4 million during the comparable period in 2011. For the six months ended June 30, 2012, occupancy and equipment rental expense increased 4.2% to $31.9 million from $30.6 million during the comparable period in 2011. The increase in occupancy and equipment rental expense is primarily attributable to an increase in office locations.

Communications and office supplies - For the three months ended June 30, 2012, communications and office supplies expense decreased 2.2% to $9.0 million from $9.2 million during the second quarter of 2011. For the six months ended June 30, 2012, communications and office supplies expense increased 3.1% to $17.9 million from $17.3 million during the comparable period in 2011. The increase in communications and office supplies expense for the six months ended June 30, 2012 over the comparable period in 2011 is primarily attributable to an increase in telecommunication and data communication expenses as a result of the increase in financial advisors.

Commissions and floor brokerage - For the three months ended June 30, 2012, commissions and floor brokerage expense increased 26.8% to $3.5 million from $2.8 million during the second quarter of 2011. For the six months ended June 30, 2012, commissions and floor brokerage expense increased 24.6% to $7.0 million from $5.6 million during the comparable period in 2011. The increase in commissions and floor brokerage expense is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commission revenues.

Other operating expenses - For the three months ended June 30, 2012, other operating expenses decreased 8.2% to $9.1 million from $9.9 million during the comparable period in 2011. For the six months ended June 30, 2012, other operating expenses decreased 9.5% to $16.4 million from $18.2 million during the comparable period in 2011. The decrease in other operating expenses is primarily attributable to a reduction in legal expenses, travel, and professional fees from the comparable periods in 2011, offset by an increase in license and registration fees, and subscriptions as a result of the continued growth of the business.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2012, income before income taxes increased $6.0 million, or 10.7%, to $61.4 million from $55.4 million during the comparable period in 2011. For the six months ended June 30, 2012, income before income taxes increased $13.6 million, or 11.7%, to $130.5 million from $116.9 million during the comparable period in 2011. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in other operating expenses.

Results of Operations - Institutional Group

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$39,004	$44,721	(12.8)	28.8%	33.6
Principal transactions	35,936	28,477	26.2	26.6	21.4

Capital raising	32,202	33,172	(2.9)	23.8	24.9
Advisory	26,630	24,835	7.2	19.7	18.7
Investment banking	58,832	58,007	1.4	43.5	43.6
Interest	2,861	1,962	45.9	2.1	1.5
Other income	93	1,007	(90.8)	0.1	0.8
Total revenues	136,726	134,174	1.9	101.1	100.9
Interest expense	1,429	1,259	13.5	1.1	0.9
Net revenues	135,297	132,915	1.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	84,754	82,006	3.4	62.6	61.7
Occupancy and equipment rental	6,942	5,520	25.8	5.1	4.2
Communication and office supplies	8,670	7,223	20.0	6.4	5.4
Commissions and floor brokerage	4,212	3,956	6.5	3.1	3.0
Other operating expenses	13,173	12,259	7.5	9.8	9.2
Total non-interest expenses	117,751	110,964	6.1	87.0	83.5
Income before income taxes	$17,546	$21,951	(20.1)	13.0%	16.5%

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$71,284	$98,746	(27.8)	25.1%	38.0
Principal transactions	93,124	65,173	42.9	32.8	25.1

Capital raising	74,565	59,218	25.9	26.3	22.8
Advisory	42,235	33,895	24.6	14.9	13.0
Investment banking	116,800	93,113	25.4	41.2	35.8
Interest	4,706	3,755	25.3	1.7	1.4
Other income	491	1,469	(66.6)	0.1	0.6
Total revenues	286,405	262,256	9.2	100.9	100.9
Interest expense	2,604	2,347	10.9	0.9	0.9
Net revenues	283,801	259,909	9.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	178,778	159,193	12.3	63.0	61.2
Occupancy and equipment rental	13,671	10,444	30.9	4.8	4.0
Communication and office supplies	16,931	14,525	16.6	6.0	5.6
Commissions and floor brokerage	8,403	7,813	7.6	3.0	3.0
Other operating expenses	24,768	24,590	0.7	8.7	9.5
Total non-interest expenses	242,551	216,565	12.0	85.5	83.3
Income before income taxes	$41,250	$43,344	(4.8)	14.5%	16.7%

NET REVENUES

For the three months ended June 30, 2012, Institutional Group net revenues increased 1.8% to $135.3 million from $132.9 million for the comparable period in 2011. For the six months ended June 30, 2012, Institutional Group net revenues increased 9.2% to $283.8 million from $259.9 million for the comparable period in 2011.  The increase in net revenues for the three and six months ended June 30, 2012 over the comparable periods in 2011 is primarily attributable to increased fixed income institutional brokerage revenues as a result of strong trading volumes and tightening credit spreads; and higher investment banking revenues as a result of an increase in advisory fees as a result of an increase in M&A activity and fixed income capital raising revenues, which is primarily attributable to strong public finance activity and our acquisition of Stone & Youngberg in October 2011. The increase was offset by a decrease in equity capital raising, which has been negatively impacted by the difficult market environment.

Commissions - For the three months ended June 30, 2012, commission revenues decreased 12.8% to $39.0 million from $44.7 million in the comparable period in 2011. For the six months ended June 30, 2012, commission revenues decreased 27.8% to $71.3 million from $98.7 million in the comparable period in 2011.

Principal transactions - For the three months ended June 30, 2012, principal transactions revenues increased 26.2% to $35.9 million from $28.5 million in the comparable period in 2011. For the six months ended June 30, 2012, principal transactions revenues increased 42.9% to $93.1 million from $65.2 million in the comparable period in 2011.

For the three months ended June 30, 2012, fixed income institutional brokerage revenues increased 15.8% to $36.5 million from $31.5 million in the second quarter of 2011. For the six months ended June 30, 2012, fixed income institutional brokerage revenues increased 17.1% to $81.8 million from $69.8 million in the comparable period in 2011. The increase in fixed income institutional brokerage revenues is primarily attributable to improved fixed income trading volumes, tighter credit spreads, and to our acquisition of Stone & Youngberg in 2011.

For the three months ended June 30, 2012, equity institutional brokerage revenues decreased 7.7% to $38.5 million from $41.7 million during the comparable period in 2011. For the six months ended June 30, 2012, equity institutional brokerage revenues decreased 12.2% to $82.6 million from $94.1 million during the comparable period in 2011. The decrease in equity institutional brokerage revenues is primarily attributable to the challenging conditions in the equity capital markets.

Investment banking - For the three months ended June 30, 2012, investment banking revenues increased 1.4% to $58.8million from $58.0 million in the comparable period in 2011. For the six months ended June 30, 2012, investment banking revenues increased 25.4% to $116.8 million from $93.1 million in the comparable period in 2011. The increase in investment banking revenues is primarily attributable to an increase in advisory fee revenues and fixed income capital raising revenues over the comparable periods in 2011.

For the three months ended June 30, 2012, capital raising revenues decreased 2.9% to $32.2 million from $33.2 million in the comparable period in 2011. For the six months ended June 30, 2012, capital raising revenues increased 25.9% to $74.6 million from $59.2 million in the comparable period in 2011.

For the three months ended June 30, 2012, fixed income capital raising revenues increased 181.3% to $14.6 million from $5.2 million during the second quarter of 2011. For the six months ended June 30, 2012, fixed income capital raising revenues increased 208.8% to $25.4 million from $8.2 million in the comparable period in 2011. The increase in fixed income capital raising revenues is primarily attributable to an increase in the municipal bond origination business. For the three and six months ended June 30, 2012, we were involved, as manager or co-manager, in 238 and 472 tax-exempt issues, respectively, compared to 93 and 151 issues, respectively, during the comparable periods in 2011. The increase in the number of deals we were involved in over the comparable periods in 2011 is primarily attributable to our acquisition of Stone & Youngberg in 2011.

For the three months ended June 30, 2012, equity capital raising revenues decreased 37.0% to $17.7 million from $28.0 million during the second quarter of 2011. For the six months ended June 30, 2012, equity capital raising revenues decreased 3.5% to $49.2 million from $51.0 million in the comparable period in 2011. The decrease in equity capital raising revenues is primarily as a result of weaker equity capital markets, which have been negatively impacted by the difficult market environment.

For the three months ended June 30, 2012, strategic advisory fees increased 7.2% to $26.6 million from $24.8 million in the comparable period in 2011. For the six months ended June 30, 2012, strategic advisory fees increased 24.6% to $42.2 million from $33.9 million in the comparable period in 2011. The increase in strategic advisory fees is primarily attributable to an increase in the number of M&A transactions.

NON-INTEREST EXPENSES

For the three months ended June 30, 2012, Institutional Group non-interest expenses increased 6.1% to $117.8 million from $111.0 million for the comparable period in 2011. For the six months ended June 30, 2012, Institutional Group non-interest expenses increased 12.0% to $242.6 million from $216.6 million for the comparable period in 2011.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have continued to make investments in our firm in anticipation of continued capital market growth through the selective hiring of professionals in areas where we see opportunities. Since June 30, 2011, we have added approximately 294 revenue producers, including approximately 95 revenue producers and support staff from our acquisition of Stone & Youngberg.

Compensation and benefits - For the three months ended June 30, 2012, compensation and benefits expense increased 3.4% to $84.8 million from $82.0 million during the comparable period in 2011. For the six months ended June 30, 2012, compensation and benefits expense increased 12.3% to $178.8 million from $159.2 million during the comparable period in 2011. The increase in compensation and benefits expense is primarily due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 62.6% and 63.0% for the three and six months ended June 30, 2012, respectively, compared to 61.7% and 61.2% for the three and six months ended June 30, 2011, respectively.

Occupancy and equipment rental - For the three months ended June 30, 2012, occupancy and equipment rental expense increased 25.8% to $6.9 million from $5.5 million during the comparable period in 2011. For the six months ended June 30, 2012, occupancy and equipment rental expense increased 30.9% to $13.7 million from $10.4 million during the comparable period in 2011. The increase in occupancy and equipment rental expense is primarily attributable to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies - For the three months ended June 30, 2012, communications and office supplies expense increased 20.0% to $8.7 million from $7.2 million during the second quarter of 2011. For the six months ended June 30, 2012, communications and office supplies expense increased 16.6% to $16.9 million from $14.5 million during the comparable period in 2011. The increase in communications and office supplies expense is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage - For the three months ended June 30, 2012, commissions and floor brokerage expense increased 6.5% to $4.2 million from $4.0 million during the second quarter of 2011. For the six months ended June 30, 2012, commissions and floor brokerage expense increased 7.6% to $8.4 million from $7.8 million during the comparable period in 2011. The increase in commissions and floor brokerage expense is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commission revenues.

Other operating expenses - For the three months ended June 30, 2012, other operating expenses increased 7.5% to $13.2 million from $12.3 million during the comparable period in 2011. For the six months ended June 30, 2012, other operating expenses increased 0.7% to $24.8 million from $24.6 million during the comparable period in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in conference and travel expenses, legal expenses, and professional fees from the comparable periods in 2011.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2012, income before income taxes for the Institutional Group segment increased 20.1% to $17.5 million from $22.0 million during the comparable period in 2011. For the six months ended June 30, 2012, income before income taxes for the Institutional Group segment decreased 4.8% to $41.3 million from $43.3 million during the comparable period in 2011. Profit margins have diminished as a result of the increase in non-interest expenses. While our revenues in the first quarter were up over the comparable period in 2011, our margins were negatively impacted by an increase in fixed compensation and benefits expense and increased occupancy costs as we continue to grow in anticipation of continued capital market growth.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change

Net revenues	$(919)	$297	*	$2,562	$1,470	74.3

Non-interest expenses:
Compensation and benefits	13,636	14,981	(9.0)	30,559	26,374	15.9
Other operating expenses	20,470	58,818	(65.2)	40,656	80,779	(49.7)
Total non-interest expenses	34,106	73,799	(53.8)	71,215	107,153	(33.5)
Loss before income taxes	$(35,025)	$(73,502)	(52.3)	$(68,653)	$(105,683)	(35.0)

* Percentage not meaningful.

Net revenues - For the three month period ended June 30, 2012, net revenues decreased $1.2 million from the comparable period in 2011. For the six month period ended June 30, 2012, net revenues increased $1.1 million from the comparable period in 2011. Net revenues for the three and six months ended June 30, 2012 was negatively impacted by the interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes.

Compensation and benefits - For the three months ended June 30, 2012, compensation and benefits expense decreased 9.0% to $13.7 million from $15.0 million for the comparable period in 2011. For the six months ended June 30, 2012, compensation and benefits expense increased 15.9% to $30.6 million from $26.4 million for the comparable period in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased fixed compensation for the additional administrative support staff; and 2) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Other operating expenses - For the three months ended June 30, 2012, other operating expenses decreased 65.2% to $20.5 million from $58.8 million for the comparable period in 2011. For the six months ended June 30, 2012, other operating expenses decreased 49.7% to $40.7 million from $80.8 million for the comparable period in 2011.

Included in other operating expenses for the three and six months ended June 30, 2011 were estimated costs of settlement and litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the previously disclosed matter involving five Southeastern Wisconsin school districts and merger-related expenses. Excluding these expenses other operating expenses increased 26.4% and 13.3%, respectively, over the comparable periods in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, professional fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in legal expenses, and conference and travel expenses from the comparable periods in 2011.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $6.1 billion at June 30, 2012, were up 24.0% over December 31, 2011. The increase is primarily attributable to an increase in the investment portfolio at Stifel Bank, the growth of our trading inventory, an increase in loans at Stifel Bank and an increase in cash and cash equivalents. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2012, our liabilities were comprised primarily of short-term borrowings of $282.0 million, senior notes of $175.0 million, $82.5 million of trust preferred securities, deposits of $2.8 billion at Stifel Bank, and payables to customers, and brokers, dealers and clearing organizations of $249.6 million and $169.1 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $381.2 million. To meet our obligations to clients and operating needs, we had $421.9 million in cash and cash equivalents at June 30, 2012. We also had client brokerage receivables of $567.7 million at Stifel Nicolaus and $826.0 million in loans at Stifel Bank.

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

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At June 30, 2012, the maximum number of shares that may yet be purchased under this plan was 4.1 million. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Cash Flow

Cash and cash equivalents increased $274.0 million to $441.7 million at June 30, 2012, from $167.7 million at December 31, 2011. Operating activities used cash of $302.8 million primarily due to an increase in operating assets, offset by the net effect of non-cash items, net income, and an increase in operating liabilities. Investing activities used cash of $494.3 million due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, offset by proceeds from the maturity of available-for-sale securities and sale of investments. During the three months ended June 30, 2012, we purchased $8.4 million in fixed assets, which included the purchase of information technology equipment, leasehold improvements, and furniture and fixtures. Financing activities provided cash of $1.1 billion principally due to the increase in affiliated deposits and the proceeds received from the issuance of our 6.70% senior notes.

Funding Sources

We use a variety of funding sources to obtain funds, which includes, but is not limited to, gathering deposits, issuing equity securities, and securitizing assets. Further liquidity is available to our company through committed and uncommitted credit facilities, FHLB advances, and a federal funds agreement. At June 30, 2012, we have $175.3 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period such redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $473.7 million during the six months ended June 30, 2012. There are no compensating balance requirements under these arrangements.

At June 30, 2012, short-term borrowings from banks were $282.0 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $412.5 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $293.0 million. The average bank borrowing was $267.0 million and $206.0 million for the three months ended June 30, 2012 and 2011, respectively, at average daily interest rates of 1.15%, and 1.12%, respectively. The average bank borrowing was $226.2 million and $187.7 million for the six months ended June 30, 2012 and 2011, respectively, at average daily interest rates of 1.14%, and 1.24%, respectively.

At June 30, 2012 and December 31, 2011, Stifel Nicolaus had a stock loan balance of $151.3 million and $124.7 million, respectively, at average daily interest rates of 0.14% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $143.4 million and $121.8 million during the three months ended June 30, 2012 and 2011, respectively, at average daily effective interest rates of [1.09]% and 1.36%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $149.7 million and $110.2 million during the six months ended June 30, 2012 and 2011, respectively, at average daily effective interest rates of [1.61]% and 1.35%, respectively. Customer-owned securities were utilized in these arrangements.

Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $588.0 million at June 30, 2012, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $2.7 billion at June 30, 2012.

Our committed short-term bank line financing at June 30, 2012 consisted of a $50.0 million committed revolving credit facility with two banks. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

At June 30, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

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

Use of Capital Resources

TWP has entered into settlement and release agreements ("Settlement Agreements") with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2012, we estimate that TWP customers held $25.1 million par value of ARS, which may be repurchased over the next 4 years. We estimate that we will repurchase ARS of $6.2 million par value in December 2012. The amount estimated for repurchase assumes no issuer redemptions.

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

On August 6, 2012, along with certain other investors, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Knight Capital Group, Inc. ("Knight Capital"), pursuant to which, among other things, Knight Capital sold an aggregate of 400,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), in a private placement in exchange for aggregate cash consideration of $400.0 million.  Pursuant to the Purchase Agreement, we purchased 30,000 shares of Preferred Stock in exchange for cash consideration of $30.0 million.  Each share of Preferred Stock is convertible into 666.667 shares of common stock, $0.01 per share, of Knight Capital.

We have paid $44.1 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2012 through July 31, 2012. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining six months of 2012 and the years ended December 31, 2013, 2014, 2015, 2016, and thereafter are $27.7 million, $47.0 million, $35.9 million, $25.7 million, $18.2 million and $27.6 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At June 30, 2012, Stifel Nicolaus had net capital of $342.4 million, which was 53.1% of its aggregate debit items and $329.5 million in excess of its minimum required net capital. At June 30, 2012, CSA's net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2012, SNEL's net capital and reserves was in excess of the financial resources requirement under the rules of the FSA. At June 30, 2012, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At June 30, 2012, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At June 30, 2012, Level 3 assets for which we bear economic exposure were $256.2 million or 11.0% of the total assets measured at fair value. During the three months ended June 30, 2012, we recorded purchases of $54.7 million and sales and redemptions of $25.1 million of Level 3 assets. We transferred $1.8 million, net, out of Level 3 during the three months ended June 30, 2012. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.3 million.

During the six months ended June 30, 2012, we recorded purchases of $65.2 million and sales and redemptions of $45.0 million of Level 3 assets. We transferred $1.6 million, net, out of Level 3 during the six months ended June 30, 2012. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $3.0 million.

At June 30, 2012, Level 3 assets included the following: $175.3 million of auction rate securities and $80.9 million of private equity and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At June 30, 2012, we had commitments to invest in affiliated and unaffiliated investment partnerships of $3.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Once a loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, "Business Combinations," we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At June 30, 2012, we had goodwill of $361.7 million and intangible assets of $31.3 million.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2012, and the daily VaR at June 30, 2012 and December 31, 2011 (in thousands):

	Six Months Ended June 30, 2012			VAR Calculation at
	High	Low	Daily Average	June 30, 2012	December 31, 2011 (1)

Daily VaR	$6,441	$1,601	$3,844	$2,446	$1,969

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

The following table illustrates the estimated change in net interest margin at June 30, 2012, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	42.8%
+100	20.7%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at June 30, 2012 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$828,106	$8,202	$17,075	$2,734
Securities	772,358	110,787	843,979	107,738
Interest-bearing cash	306,492	-	-	-
	$1,906,956	$118,989	$861,054	$110,472

Interest-bearing liabilities:
Transaction accounts and savings	$964,540	$551,183	$1,240,928	$27,035
Certificates of deposit	957	95	527	-
Borrowings	-	-	-	16,983
	965,497	551,278	1,241,455	44,018
GAP	941,459	(432,289)	(380,401)	66,454
Cumulative GAP	$941,459	$509,170	$128,769	$195,223

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion, and the fair value of the collateral that had been sold or repledged was $153.3 million.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the "Wisconsin State Court") on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. ("RBC"), and certain other RBC entities (collectively the "RBC entities") by the school districts and the individual trustees for other post-employment benefit ("OPEB") trusts established by those school districts (collectively the "Plaintiffs"). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs' lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts' purchase of the CDOs.  RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure in business based upon our company's settlement with the school districts and pursuit of claims against the RBC entities.  We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs. The FINRA hearing panel dismissed all other charges against TWP and the former employee. On July 25, 2012, the National Adjudicatory Council considered FINRA's appeal of the FINRA hearing panel's decision,which has not yet been determined.

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

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, "Saybrook"), and Wells Fargo Bank, NA ("Wells Fargo"), indenture trustee for the bonds (collectively, "plaintiffs"), also brought a Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. The parties have agreed to stay the state court action until the federal court rules on whether it has jurisdiction over the new federal action.  Saybrook is the plaintiff in the new federal action and in  the state court action. The plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC's waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe's waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys' fees from us. On May 2, 2012, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus in the new federal court action. The case is currently stayed while the federal court considers whether it has jurisdiction over the lawsuit. If the federal court determines it does not have jurisdiction, the action will continue in Wisconsin state court. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2012.
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 - 30, 2012	-	$-	-	4,332,776
May 1 - 31, 2012	112,122	31.85	112,122	4,220,654
June 1 - 30, 2012	100,658	30.15	100,658	4,119,996
	212,780	$31.05	212,780

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. On November 7, 2011, the Board authorized the repurchase of an additional 3.0 million shares.  At June 30, 2012, the maximum number of shares that may yet be purchased under this plan was 4.1 million.

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
101.INS
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements. *

*
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
Date: August 9, 2012