Form 10-Q
period 2012-09-30
STIFEL FINANCIAL CORP
filed 2012-11-09
CIK 720672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

The number of shares outstanding of the registrant's common stock, $0.15 par value per share, as of the close of business on October 31, 2012, was 53,720,013.

STIFEL FINANCIAL CORP.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition

(in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$193,333	$167,671
Restricted cash	6,589	6,883
Cash segregated for regulatory purposes	28	26
Receivables:
Brokerage clients, net	519,008	560,018
Brokers, dealers, and clearing organizations	212,747	252,636
Securities purchased under agreements to resell	141,964	75,455
Trading securities owned, at fair value (includes securities pledged of $352,283 and $393,888, respectively)	746,213	474,951
Available-for-sale securities, at fair value	1,476,681	1,214,141
Held-to-maturity securities, at amortized cost	657,933	190,484
Loans held for sale	209,358	131,754
Bank loans, net of allowance	746,567	632,140
Other real estate owned	449	708
Investments (includes $214,761 and $211,208 at fair value, respectively)	242,674	239,208
Fixed assets, net	96,388	104,740
Goodwill	361,735	358,988
Intangible assets, net	30,150	33,863
Loans and advances to financial advisors and other employees, net	183,141	172,717
Deferred tax assets, net	115,375	177,803
Other assets	199,197	157,714
Total Assets	$6,139,530	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and Shareholders' Equity
Short-term borrowings from banks	$97,900	$199,400
Payables:
Brokerage clients	329,926	245,886
Brokers, dealers, and clearing organizations	124,081	139,911
Drafts	63,397	75,901
Securities sold under agreements to repurchase	78,437	80,176
Bank deposits	2,923,671	2,071,738
Trading securities sold, but not yet purchased, at fair value	369,886	266,833
Securities sold, but not yet purchased, at fair value	22,194	19,223
Accrued compensation	198,026	204,076
Accounts payable and accrued expenses	242,070	257,194
Senior notes	175,000	-
Debenture to Stifel Financial Capital Trust II	35,000	35,000
Debenture to Stifel Financial Capital Trust III	35,000	35,000
Debenture to Stifel Financial Capital Trust IV	12,500	12,500
	4,707,088	3,642,838
Liabilities subordinated to claims of general creditors	5,318	6,957
Shareholders' Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	-	-
Exchangeable common stock - $0.15 par value; issued 0 and 172,242 shares, respectively	-	26
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 53,720,013 and 53,547,774 shares, respectively	8,058	8,032
Additional paid-in-capital	1,067,196	1,078,743
Retained earnings	345,866	277,195
Accumulated other comprehensive income/(loss)	7,707	(7,938)
	1,428,827	1,356,058
Treasury stock, at cost, 65,275 and 1,769,096 shares, respectively	(1,547)	(53,640)
Unearned employee stock ownership plan shares, at cost, 36,608 and 73,215 shares, respectively	(156)	(313)
	1,427,124	1,302,105
Total Liabilities and Shareholders' Equity	$6,139,530	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Commissions	$127,966	$143,243	$378,696	$437,344
Principal transactions	102,979	76,650	310,776	249,250
Investment banking	72,938	37,673	210,739	143,509
Asset management and service fees	62,881	58,253	189,010	172,914
Interest	27,306	24,161	79,744	64,246
Other income	31,922	540	50,634	11,352
Total revenues	425,992	340,520	1,219,599	1,078,615
Interest expense	5,912	6,306	24,779	18,931
Net revenues	420,080	334,214	1,194,820	1,059,684

Non-interest expenses:
Compensation and benefits	267,652	210,573	761,730	671,678
Occupancy and equipment rental	33,061	30,914	96,172	89,962
Communications and office supplies	19,976	18,838	61,146	56,198
Commissions and floor brokerage	8,031	7,400	23,390	20,943
Other operating expenses	29,683	27,466	87,577	127,321
Total non-interest expenses	358,403	295,191	1,030,015	966,102

Income before income tax expense	61,677	39,023	164,805	93,582
Provision for income taxes	23,967	16,719	66,186	36,464
Net income	$37,710	$22,304	$98,619	$57,118

Earnings per common share:
Basic	$0.70	$0.43	$1.84	$1.09
Diluted	$0.60	$0.35	$1.57	$0.90

Weighted average number of common shares outstanding:
Basic	53,601	52,367	53,471	52,610
Diluted	63,054	63,152	62,817	63,174

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Net income	$37,710	$22,304	$98,619	$57,118
Other comprehensive income:
Unrealized gains/(losses) on available-for-sale securities, net of tax	8,356	(3,393)	12,714	3,245
Unrealized gains/(losses) in cash flow hedging instruments, net of tax	463	(8,513)	1,492	(10,105)
Foreign currency translation adjustment, net of tax	1,049	(2,283)	1,439	(1,277)
	9,868	(14,189)	15,645	(8,137)
Comprehensive income	$47,578	$8,115	$114,264	$48,981

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$98,619	$57,118
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,958	19,124
Amortization of loans and advances to financial advisors and other employees	42,687	42,262
Amortization of premium on available-for-sale securities	11,215	9,201
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	1,685	986
Amortization of intangible assets	3,713	3,588
Deferred income taxes	53,872	23,777
Excess tax benefits from stock-based compensation	(14,510)	(25,188)
Stock-based compensation	29,213	19,562
Gains on investments	(29,272)	(60)
Other, net	143	931
Decrease/(increase) in operating assets:
Cash segregated for regulatory purposes and restricted cash	292	5,985
Receivables:
Brokerage clients	41,000	(49,174)
Brokers, dealers, and clearing organizations	39,889	11,757
Securities purchased under agreements to resell	(66,509)	2,613
Loans originated as held for sale	(1,156,692)	(638,596)
Proceeds from mortgages held for sale	1,075,487	608,853
Trading securities owned, including those pledged	(271,262)	(82,274)
Loans and advances to financial advisors and other employees	(53,351)	(30,265)
Other assets	(21,360)	(37,058)
Increase/(decrease) in operating liabilities:
Payables:
Brokerage clients	84,040	29,207
Brokers, dealers, and clearing organizations	19,272	(63,977)
Drafts	(12,504)	(27,871)
Trading securities sold, but not yet purchased	106,024	72,050
Other liabilities and accrued expenses	(54,341)	(82,110)
Net cash used in operating activities	$(50,692)	$(129,559)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns on available-for-sale securities	$353,324	$535,499
Calls of held-to-maturity securities	10,500	800
Sale or maturity of investments	84,718	74,437
Sale of other real estate owned	137	808
Increase in bank loans, net	(112,687)	(178,275)
Payments for:
Purchase of available-for-sale securities	(607,579)	(868,769)
Purchase of held-to-maturity securities	(477,117)	(80,115)
Purchase of investments	(58,912)	(71,991)
Purchase of fixed assets	(13,823)	(32,561)
Net cash used in investing activities	(821,439)	(620,167)
Cash Flows from Financing Activities:
(Repayments of)/proceeds from short-term borrowings from banks	(101,500)	201,000
Proceeds from issuance of senior notes, net	170,291	-
Decrease in securities sold under agreements to repurchase	(1,739)	(56,790)
Increase in bank deposits, net	851,933	497,195
Increase/(decrease) in securities loaned	(35,102)	92,518
Excess tax benefits from stock-based compensation	14,510	25,188
Repurchase of common stock	(9,163)	(48,505)
Reissuance of treasury stock	8,829	2,755
Extinguishment of subordinated debt	(1,639)	(1,284)
Net cash provided by financing activities	896,420	712,077

Effect of exchange rate changes on cash	1,373	(1,261)

Increase/(decrease) in cash and cash equivalents	25,662	(38,910)
Cash and cash equivalents at beginning of period	167,671	253,529
Cash and cash equivalents at end of period	$193,333	$214,619

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,940	$5,618
Cash paid for interest	22,567	18,880
Noncash investing and financing activities:
Units, net of forfeitures	106,404	119,530

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

NOTE 3 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2012 and December 31, 2011, included (in thousands):

	September 30, 2012	December 31, 2011

Deposits paid for securities borrowed	$173,434	$193,509
Securities failed to deliver	31,329	15,485
Receivable from clearing organizations	7,984	43,642
	$212,747	$252,636

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2012 and December 31, 2011, included (in thousands):

	September 30, 2012	December 31, 2011

Deposits received from securities loaned	$89,634	$124,711
Securities failed to receive	25,783	11,216
Payable to clearing organizations	8,664	3,984
	$124,081	$139,911

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

Securities classified as Level 3, of which the substantial majority is auction rate securities ("ARS"), represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on an internally developed discounted cash flow model. In addition to ARS, we have classified certain corporate obligations with unobservable pricing inputs and airplane trust certificates as Level 3. The methods used to value these securities are the same as the methods used to value ARS, discussed below.

Investments

Investments carried at fair value include ARS, investments in mutual funds, U.S. treasury securities, investments in public companies, private equity securities, partnerships, and warrants of public or private companies.

Investments in certain public companies, mutual funds and U.S. treasury securities are valued based on quoted prices in active markets and reported in Level 1. The fair value of our investment in the preferred stock of Knight Capital Corp. was derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and is classified as Level 2.

Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. The methods used to value ARS are discussed above.

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $3.3 million and $4.0 million at September 30, 2012 and December 31, 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are presented below:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,675	$26,675	$-	$-
Trading securities owned:
U.S. government agency securities	144,286	-	144,286	-
U.S. government securities	8,059	8,059	-	-
Corporate securities:
Fixed income securities	391,981	68,005	320,505	3,471
Equity securities	39,829	37,482	2,347	-
State and municipal securities	162,058	-	162,058	-
Total trading securities owned	746,213	113,546	629,196	3,471
Available-for-sale securities:
U.S. government agency securities	1,115	-	1,115	-
State and municipal securities	142,586	-	58,490	84,096
Mortgage-backed securities:
Agency	520,332	-	520,332	-
Commercial	269,808	-	269,808	-
Non-agency	14,765	-	14,765	-
Corporate fixed income securities	500,982	331,244	158,209	11,529
Asset-backed securities	27,093	-	27,093	-
Total available-for-sale securities	1,476,681	331,244	1,049,812	95,625
Investments:
Corporate equity securities	26,111	25,413	698	-
Corporate preferred securities	46,558	-	46,558	-
Mutual funds	17,750	17,750	-	-
U.S. government securities	7,068	7,068	-	-
Auction rate securities:
Equity securities	67,887	-	-	67,887
Municipal securities	10,778	-	-	10,778
Other	38,609	1,551	341	36,717
Total investments	214,761	51,782	47,597	115,382
	$2,464,330	$523,247	$1,726,605	$214,478
Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$148,876	$148,876	$-	$-
U.S. government agency securities	8,464	-	8,464	-
Corporate securities:
Fixed income securities	173,157	45,814	127,343	-
Equity securities	39,284	37,928	1,356	-
State and municipal securities	105	-	105	-
Total trading securities sold, but not yet purchased	369,886	232,618	137,268	-
Securities sold, but not yet purchased	22,194	22,194	-	-
Derivative contracts (1)	22,455	-	22,455	-
	$414,535	$254,812	$159,723	$-

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,156	$14,156	$-	$-
Trading securities owned:
U.S. government agency securities	66,424	-	66,424	-
U.S. government securities	32,845	32,845	-	-
Corporate securities:
Fixed income securities	244,535	31,398	209,395	3,742
Equity securities	19,859	19,506	353	-
State and municipal securities	111,288	-	111,288	-
Total trading securities owned	474,951	83,749	387,460	3,742
Available-for-sale securities:
U.S. government agency securities	1,103	-	1,103	-
State and municipal securities	86,932	-	20,036	66,896
Mortgage-backed securities:
Agency	404,662	-	404,662	-
Commercial	271,510	-	271,510	-
Non-agency	17,460	-	17,460	-
Corporate fixed income securities	405,985	153,855	240,130	12,000
Asset-backed securities	26,489	-	26,489	-
Total available-for-sale securities	1,214,141	153,855	981,390	78,896
Investments:
Corporate equity securities	23,921	23,921	-	-
Mutual funds	33,958	33,958	-	-
Auction rate securities:
Equity securities	103,176	-	-	103,176
Municipal securities	11,729	-	-	11,729
Other	38,424	1,055	336	37,033
Total investments	211,208	58,934	336	151,938
	$1,914,456	$310,694	$1,369,186	$234,576

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$109,776	$109,776	$-	$-
U.S. government agency securities	954	-	954	-
Corporate securities:
Fixed income securities	149,460	74,719	74,741	-
Equity securities	6,060	6,019	41	-
State and municipal securities	583	-	583	-
Total trading securities sold, but not yet purchased	266,833	190,514	76,319	-
Securities sold, but not yet purchased	19,223	19,223	-	-
Derivative contracts (1)	24,877	-	24,877	-
	$310,933	$209,737	$101,196	$-

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

Our investment in a senior preferred interest in Miller Buckfire & Co. LLC ("Miller Buckfire"), which is included in investments in the consolidated statements of financial condition, is carried at cost and therefore not included in the above analysis of fair value at September 30, 2012 and December 31, 2011.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and nine months ended September 30, 2012 (in thousands):
	Three Months Ended September 30, 2012
		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State & Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other

Balance at June 30, 2012	$12,808	$100,730	$12,000	$80,037	$11,503	$39,091
Unrealized gains/(losses):
Included in changes in net assets (2)	-	-	-	(350)	25	(172)
Included in OCI (3)	-	366	-	-	-	-
Realized gains/(losses) (2)	233	-	-	-	-	(132)
Purchases	2,786	-	-	50	-	117
Sales	(8,798)	-	-	-	-	(2,187)
Redemptions	(434)	(17,000)	(471)	(11,850)	(750)	-
Transfers:
Into Level 3	-	-	-	-	-	-
Out of Level 3	(3,124)	-	-	-	-	-
Net change	(9,337)	(16,634)	(471)	(12,150)	(725)	(2,374)
Balance at September 30, 2012	$3,471	$84,096	$11,529	$67,887	$10,778	$36,717

	Nine Months Ended September 30, 2012
		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State & Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities - Equity	Auction Rate Securities - Municipal	Other

Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033
Unrealized gains/(losses):
Included in changes in net assets (2)	47	-	-	86	94	2,659
Included in OCI (3)	-	(918)	-	-	-	-
Realized gains (2)	361	118	-	-	-	521
Purchases	24,694	37,000	-	2,850	2,255	1,361
Sales	(20,225)	-	-	-	-	(4,857)
Redemptions	(434)	(19,000)	(471)	(38,225)	(3,300)	-
Transfers:
Into Level 3	2,686	-	-	-	-	-
Out of Level 3	(7,400)	-	-	-	-	-
Net change	(271)	17,200	(471)	(35,289)	(951)	(316)
Balance at September 30, 2012	$3,471	$84,096	$11,529	$67,887	$10,778	$36,717

(1) Included in trading securities owned in the consolidated statements of financial condition.
(2) Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(3) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company's Level 3 classified instruments were principally a result of: unrealized gains and losses, and redemptions of ARS at par during the three and nine months ended September 30, 2012. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2012 relating to Level 3 assets still held at September 30, 2012 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company's Level 3 recurring fair value measurements as of September 30, 2012.
	Valuation technique	Unobservable input	Range	Weighted average

Available-for-sale securities:
State and municipal securities	Discounted cash flow	Discount rate	1.8% - 9.6%	4.9%
		Workout period	2 - 4 years	3.1 years

Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.5% - 11.7%	6.8%
		Workout period	1 - 3 years	2.7 years

Municipal securities	Discounted cash flow	Discount rate	0.4% - 10.0%	5.0%
		Workout period	1 - 4 years	2.5 years

Other
Investments in partnerships	Market approach	Revenue multiple	1.5 - 3.7	2.8
		EBITDA multiple	6.3 - 14.6	10.4

Private equity investments	Market approach	Revenue multiple	1.4 - 3.2	2.8
		EBITDA multiple	7.8 - 17.4	12.5

The fair value of certain Level 3 assets was determined using various methodologies as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment and other analytical procedures.

Stifel Bank's investment in a senior preferred interest in Miller Buckfire, which is included in the available for sale portfolio as a Level 3 asset, is carried at the transaction price until significant transactions or development indicate that a change in the fair value is appropriate.

The fair value for our auction-rate securities was determined using an income approach based on an internally developed discounted cash flow model. The discounted cash flow model utilizes two significant unobservable inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and our company's own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. On an on-going basis, management verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.

General and limited partnership interests in investment partnerships totaled $21.4 million at September 30, 2012. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $13.1 million at September 30, 2012. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $6.2 million and $10.2 million of transfers of financial assets from Level 2 to Level 1 during the three and nine months ended September 30, 2012, respectively, primarily related to tax-exempt securities for which market trades were observed that provided transparency into the valuation of these assets. There were $3.0 million and $17.1 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2012, respectively, primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed. There were $3.1 million and $7.4 million of transfers of financial assets from Level 3 to Level 2 during the three and nine months ended September 30, 2012, respectively, related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were no transfers of financial assets into Level 3 during the three months ended September 30, 2012. There were $2.7 million of transfers of financial assets into Level 3 during the nine months ended September 30, 2012 related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of September 30, 2012 and December 31, 2011, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$193,333	$193,333	$167,671	$167,671
Restricted cash	6,589	6,589	6,883	6,883
Cash segregated for regulatory purposes	28	28	26	26
Securities purchased under agreements to resell	141,964	141,964	75,455	75,455
Trading securities owned	746,213	746,213	474,951	474,951
Available-for-sale securities	1,476,681	1,476,681	1,214,141	1,214,141
Held-to-maturity securities	657,933	664,593	190,484	189,071
Loans held for sale	209,358	209,358	131,754	131,754
Bank loans	746,567	765,467	632,140	639,341
Investments	242,674	242,674	239,208	239,208
Financial liabilities:
Securities sold under agreements to repurchase	$78,437	$78,437	$80,176	$80,176
Bank deposits	2,923,671	2,924,394	2,071,738	2,067,324
Trading securities sold, but not yet purchased	369,886	369,886	266,833	266,833
Securities sold, but not yet purchased	22,194	22,194	19,223	19,223
Derivative contracts (1)	22,455	22,455	24,877	24,877
Senior notes	175,000	185,034	-	-
Debentures to Stifel Financial Capital Trusts	82,500	53,517	82,500	67,594
Liabilities subordinated to claims of general creditors	5,318	5,162	6,957	6,671

(1) Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	September 30, 2012 (1)
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$166,658	$166,658	$-	$-
Restricted cash	6,589	6,589	-	-
Cash segregated for regulatory purposes	28	28	-	-
Securities purchased under agreements to resell	141,964	141,964	-	-
Held-to-maturity securities	664,593	14,796	39,672	610,125
Loans held for sale	209,358	-	209,358	-
Bank loans	765,467	-	765,467	-
Investments	27,913	-	-	27,913
Financial liabilities:
Securities sold under agreements to repurchase	$78,437	$32,841	$45,596	$-
Bank deposits	2,924,394	-	2,924,394	-
Senior notes	185,034	185,034	-	-
Debentures to Stifel Financial Capital Trusts	53,517	-	-	53,517
Liabilities subordinated to claims of general creditors	5,162	-	-	5,162

(1) We adopted the provisions of Update No. 2011-04 in the first quarter of 2012 on a prospective basis. Accordingly, disclosures for prior periods are not presented.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2012 and December 31, 2011.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2012 and December 31, 2011 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2012 and December 31, 2011 approximate fair value due to the short-term nature.

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

Debentures to Stifel Financial Capital Trusts

The fair value of our trust preferred securities is based on the discounted value of contractual cash flows. We have assumed a discount rate based on the coupon achieved in our 6.7% senior notes due 2022.

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

NOTE 5 - Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at September 30, 2012 and December 31, 2011, are as follows (in thousands):

	September 30, 2012	December 31, 2011
Trading securities owned:
U.S. government agency securities	$144,286	$66,424
U.S. government securities	8,059	32,845
Corporate securities:
Fixed income securities	391,981	244,535
Equity securities	39,829	19,859
State and municipal securities	162,058	111,288
	$746,213	$474,951
Trading securities sold, but not yet purchased:
U.S. government securities	$148,876	$109,776
U.S. government agency securities	8,464	954
Corporate securities:
Fixed income securities	173,157	149,460
Equity securities	39,284	6,060
State and municipal securities	105	583
	$369,886	$266,833

At September 30, 2012 and December 31, 2011, trading securities owned in the amount of $352.3 million and $393.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 6 - Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,115	$-	$-	$1,115
State and municipal securities	137,257	5,912	(583)	142,586
Mortgage-backed securities:
Agency	507,897	12,435	-	520,332
Commercial	264,417	5,878	(487)	269,808
Non-agency	14,093	672	-	14,765
Corporate fixed income securities	494,451	8,031	(1,500)	500,982
Asset-backed securities	26,867	460	(234)	27,093
	$1,446,097	$33,388	$(2,804)	$1,476,681
Held-to-maturity securities (2)
Asset-backed securities	$580,165	$9,449	$(3,290)	$586,324
Corporate fixed income securities	55,443	174	(1,150)	54,467
Municipal auction rate securities	22,325	1,493	(16)	23,802
	$657,933	$11,116	$(4,456)	$664,593

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,105	$-	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489
	$1,204,205	$18,050	$(8,114)	$1,214,141
Held-to-maturity securities (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524
	$190,484	$3,742	$(5,155)	$189,071

(1) Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.

(2)  Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and nine months ended September 30, 2012, we received proceeds of $92.4 million and $186.5 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $1.0 million and $3.1 million, respectively. During the three months ended September 30, 2012, unrealized gains, net of deferred taxes, of $8.4 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the three months ended September 30, 2011, unrealized losses, net of deferred tax benefits, of $3.3 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the nine months ended September 30, 2012 and 2011, unrealized gains, net of deferred taxes, of $12.8 million and $3.3 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$140,404	$141,051	$-	$-
After one year through three years	316,768	323,487	-	-
After three years through five years	77,537	76,602	32,943	32,818
After five years through ten years	5,626	6,249	226,638	226,503
After ten years	119,355	124,387	398,352	405,272
Mortgage-backed securities
After three years through five years	389	399	-	-
After five years through ten years	6,650	7,007	-	-
After ten years	779,368	797,499	-	-
	$1,446,097	$1,476,681	$657,933	$664,593

At September 30, 2012 and December 31, 2011, securities of $712.0 million and $634.8 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at September 30, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
State and municipal securities	$(583)	$32,596	$-	$-	$(583)	$32,596
Mortgage-backed securities:
Commercial	(228)	26,665	(259)	16,832	(487)	43,497
Corporate fixed income securities	(1,184)	24,385	(316)	24,684	(1,500)	49,069
Asset-backed securities	(234)	14,734	-	-	(234)	14,734
	$(2,229)	$98,380	$(575)	$41,516	$(2,804)	$139,896

The gross unrealized losses on our available-for-sale securities of $2.8 million as of September 30, 2012 relate to 22 individual securities.

Certain investments in the available-for-sale portfolio at September 30, 2012, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at September 30, 2012, was $139.9 million, which was 9.5% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $142.7 million at September 30, 2012. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security's amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security's fair value and the present value of expected future cash flows. Based on the evaluation, we recognized a credit-related OTTI of $0.3 million in earnings for the nine months ended September 30, 2012. There were no credit-related OTTI charges during the three months ended September 30, 2012.

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

We believe the gross unrealized losses related to all other securities of $2.8 million as of September 30, 2012 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 7 - Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at September 30, 2012 and December 31, 2011 (in thousands, except percentages):

	September 30, 2012		December 31, 2011
	Balance	Percent	Balance	Percent

Consumer (1)	$414,577	55.0%	$371,399	58.2%
Commercial and industrial	255,356	33.9	186,996	29.3
Residential real estate	59,050	7.8	51,755	8.1
Home equity lines of credit	21,188	2.8	24,086	3.8
Commercial real estate	2,867	0.4	3,107	0.5
Construction and land	513	0.1	514	0.1
	753,551	100.0%	637,857	100.0%
Unamortized loan fees, net of origination costs	(1,038)		(421)
Loans in process	448		4
Allowance for loan losses	(6,394)		(5,300)
	$746,567		$632,140

 (1) Includes securities-based loans of $414.5 million and $371.1 million at September 30, 2012 and December 31, 2011, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Allowance for loan losses, beginning of period	$6,292	$3,251	$5,300	$2,331
Provision for loan losses	161	559	1,300	1,465
Charge-offs:
Residential real estate	(59)	-	(254)	-
Recoveries	-	20	48	34
Allowance for loan losses, end of period	$6,394	$3,830	$6,394	$3,830

A loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued ("non-accrual status"), and any accrued and unpaid interest income is reversed. At September 30, 2012, we had $1.7 million of non-accrual loans, which included $1.5 million in troubled debt restructurings, for which there was a specific allowance of $0.5 million. At December 31, 2011, we had $2.5 million of non-accrual loans, which included $0.3 million of trouble debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2012, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio.  In general, we are a secured lender. At September 30, 2012 and December 31, 2011, approximately 94% and 95% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of September 30, 2012 and December 31, 2011 (in thousands, except rates):

	September 30, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$3,482	33.9%	$2,595	29.3%
Consumer	838	55.0	510	58.2
Residential real estate	515	7.8	679	8.1
Commercial real estate	494	0.4	633	0.5
Unallocated	1,065	2.9	883	3.9
	$6,394	100.0%	$5,300	100.0%

(1) Loan category as a percentage of total loan portfolio.

At September 30, 2012 and December 31, 2011, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.8 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $4.4 million and $4.3 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At September 30, 2012 and December 31, 2011, we had mortgage loans held for sale of $209.4 million and $131.8 million, respectively. For the three months ended September 30, 2012 and 2011, we recognized gains of $3.6 million and $2.0 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2012 and 2011, we recognized gains of $9.6 million and $5.4 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 8 - Fixed Assets

The following is a summary of fixed assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Furniture and equipment	$154,497	$147,210
Building and leasehold improvements	78,107	77,192
Total	232,604	224,402
Less accumulated depreciation and amortization	(136,216)	(119,662)
	$96,388	$104,740

For the three months ended September 30, 2012 and 2011, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.4 million and $7.0 million, respectively. For the nine months ended September 30, 2012 and 2011, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $22.0 million and $19.1 million, respectively.

NOTE 9 - Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company's business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2012, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):
	December 31, 2011	Net additions	Impairment losses	September 30, 2012
Goodwill
Global Wealth Management	$143,828	$549	$-	$144,377
Institutional Group	215,160	2,198	-	217,358
	$358,988	$2,747	$-	$361,735

	December 31, 2011	Net additions	Amortization	September 30, 2012
Intangible assets
Global Wealth Management	$18,819	$-	$(1,844)	$16,975
Institutional Group	15,044	-	(1,869)	13,175
	$33,863	$-	$(3,713)	$30,150

The adjustments to goodwill during the nine months ended September 30, 2012 are attributable to our acquisition of Stone & Youngberg.

Amortizable intangible assets consist of acquired customer relationships, trade name, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization

Customer relationships	$40,166	$17,720	$40,166	$14,827
Trade name	9,442	1,771	9,442	1,011
Investment banking backlog	2,250	2,217	2,250	2,157
	$51,858	$21,708	$51,858	$17,995

Amortization expense related to intangible assets was $1.2 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense related to intangible assets was $3.7 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2012 are: customer relationships, 6.3 years; and trade name, 7.6 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months. As of September 30, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2012	$1,213
2013	4,309
2014	3,856
2015	3,129
2016	2,829
Thereafter	14,814
$30,150

NOTE 10 - Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at September 30, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $473.7 million during the nine months ended September 30, 2012. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at September 30, 2012 consisted of a $50.0 million revolving credit facility with two banks. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At September 30, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants.

At September 30, 2012, short-term borrowings from banks were $97.9 million at an average rate of 1.13%, which were collateralized by company-owned securities valued at $309.4 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $388.0 million. The average bank borrowing was $151.3 million and $91.8 million for the three months ended September 30, 2012 and 2011, respectively, at average daily interest rates of 1.15%, and 1.15%, respectively. The average bank borrowing was $201.0 million and $196.0 million for the nine months ended September 30, 2012 and 2011, respectively, at average daily interest rates of 1.15%, and 1.11%, respectively.

At September 30, 2012 and December 31, 2011, Stifel Nicolaus had a stock loan balance of $89.6 million and $124.7 million, respectively, at average daily interest rates of 0.15% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $150.6 million and $99.5 million during the three months ended September 30, 2012 and 2011, respectively, at average daily effective interest rates of 0.93% and 1.36%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $150.0 million and $113.9 million during the nine months ended September 30, 2012 and 2011, respectively, at average daily effective interest rates of 1.38% and 1.36%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 11 - Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011

Money market and savings accounts	$2,900,461	$2,024,568
Demand deposits (non-interest-bearing)	11,904	15,691
Demand deposits (interest-bearing)	9,720	29,509
Certificates of deposit	1,586	1,970
	$2,923,671	$2,071,738

The weighted average interest rate on deposits was 0.1% and 0.2% at September 30, 2012 and December 31, 2011, respectively.

Scheduled maturities of certificates of deposit at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Certificates of deposit, less than $100:
Within one year	$507	$794
One to three years	287	240
	$794	$1,034

Certificates of deposit, $100 and greater:
Within one year	$549	$656
One to three years	243	280
	792	936
	$1,586	$1,970

At September 30, 2012 and December 31, 2011, the amount of deposits includes related party deposits, primarily brokerage customers' deposits from Stifel Nicolaus of $2.9 billion and $2.1 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.1 million and $0.6 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2012 and December 31, 2011 (in thousands):
	September 30, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$642,134	Other assets	$-	Accounts payable and accrued expenses	$(22,455)

	December 31, 2011
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$761,907	Other assets	$-	Accounts payable and accrued expenses	$(24,877)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was no ineffectiveness recognized during the three and nine months ended September 30, 2012.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $9.3 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company's derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$2,032	Interest expense	$2,784	None	$-

	Three Months Ended September 30, 2011
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$17,325	Interest expense	$3,510	None	$-

	Nine Months Ended September 30, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$6,537	Interest expense	$8,958	None	$-

	Nine Months Ended September 30, 2011
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$26,972	Interest expense	$10,559	None	$-

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

As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $23.5 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $28.9 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2012, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 14 - Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2012, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $113.8 million to satisfy the minimum margin deposit requirement of $21.4 million at September 30, 2012.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $25.4 million in cash at September 30, 2012, which satisfied the minimum margin deposit requirements of $25.3 million.

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

Thomas Weisel Partners LLC ("TWP") has entered into settlement and release agreements ("Settlement Agreements") with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At September 30, 2012, we estimate that TWP customers held $25.1 million par value of ARS, which may be repurchased over the next 3 years. We estimate that we will repurchase ARS of $6.2 million par value in December 2012. The amount estimated for repurchase assumes no issuer redemptions.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2012 and December 31, 2011, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC's lawsuit and intend to vigorously defend the SEC's claims.

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

At September 30, 2012, Stifel Nicolaus had net capital of $377.4 million, which was 63.7% of aggregate debit items and $365.6 million in excess of its minimum required net capital. At September 30, 2012, CSA's net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Services Authority ("FSA") in the United Kingdom. At September 30, 2012, SNEL's capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada ("IIROC"). At September 30, 2012, SN Canada's net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Stifel Financial Corp. - Federal Reserve Capital Amounts
September 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$1,046,286	26.0%	$322,504	8.0%	$403,129	10.0%
Tier 1 capital to risk-weighted assets	1,039,892	25.8	161,252	4.0	241,878	6.0
Tier 1 capital to adjusted average total assets	1,039,892	20.0	207,957	4.0	259,947	5.0

Stifel Bank - Federal Reserve Capital Amounts
September 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$234,543	11.8%	$158,496	8.0%	$198,120	10.0%
Tier 1 capital to risk-weighted assets	228,149	11.5	79,248	4.0	118,872	6.0
Tier 1 capital to adjusted average total assets	228,149	7.3	125,607	4.0	157,009	5.0

NOTE 17 - Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders but are allowed to reissue our treasury shares. Awards under our company's incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a three- to eight-year vesting period. Options expire ten years from the date of grant.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors ("Compensation Committee"), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 8.5 million shares at September 30, 2012.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $11.6 million and $5.8 million for the three months ended September 30, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $1.1 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company's incentive stock award plans was $37.7 million and $21.8 million for the nine months ended September 30, 2012 and 2011, respectively. The tax benefit related to stock-based compensation recognized in shareholders' equity was $14.5 million and $24.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and nine months ended September 30, 2012, no options were granted.

At September 30, 2012, all outstanding options were exercisable. Cash proceeds from the exercise of stock options were $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. Tax benefits realized from the exercise of stock options for the three months ended September 30, 2012 and 2011 were $0.5 million and $0.2 million, respectively.

Cash proceeds from the exercise of stock options were $1.5 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. Tax benefits realized from the exercise of stock options for the nine months ended September 30, 2012 and 2011 were $4.1 million and $1.1 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At September 30, 2012, the total number of stock units outstanding was 15.1 million, of which 5.7 million were unvested.

At September 30, 2012, there was unrecognized compensation cost for stock units of $183.3 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the "SWAP Plan") is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of September 30, 2012, there were 14.9 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus' financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $17.8 million and $34.0 million at September 30, 2012 and December 31, 2011, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2012 and December 31, 2011, the deferred compensation liability related to the mutual fund option of $17.8 million and $24.5 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $979.2 million, and the fair value of the collateral that had been sold or repledged was $78.4 million. At December 31, 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.0 billion, and the fair value of the collateral that had been sold or repledged was $80.2 million.

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

At September 30, 2012 and December 31, 2011, Stifel Bank had outstanding commitments to originate loans aggregating $251.6 million and $141.0 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2012 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2012 and December 31, 2011, Stifel Bank had outstanding letters of credit totaling $10.5 million and $9.2 million, respectively. One of the standby letters of credit has an expiration of December 16, 2013. All of the remaining standby letters of credit commitments at September 30, 2012 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2012 and December 31, 2011, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $284.3 million and $102.4 million, respectively.

NOTE 19 - Income Taxes

Our effective rate for the three and nine months ended September 30, 2012 was 38.9% and 40.2%, respectively, compared to 42.8% and 39.0% for the three and nine months ended September 30, 2011, respectively. The provision for income taxes for the three months ended September 30, 2011 was increased primarily as a result of adjustments to our uncertain tax positions. The provision for income taxes for the nine months ended September 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to realized and unrealized capital gains, which offset previously recorded unrealized capital losses.

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues: (1)
Global Wealth Management	$251,728	$219,498	$740,105	$683,589
Institutional Group	169,679	113,259	453,480	373,168
Other	(1,327)	1,457	1,235	2,927
	$420,080	$334,214	$1,194,820	$1,059,684

Income/(loss) before income taxes:
Global Wealth Management	$68,370	$55,612	$198,901	$172,510
Institutional Group	33,427	9,152	74,677	52,496
Other	(40,120)	(25,741)	(108,773)	(131,424)
	$61,677	$39,023	$164,805	$93,582

(1) No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2012 or 2011.

The following table presents our company's total assets on a segment basis at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Global Wealth Management	$4,509,359	$3,637,069
Institutional Group	1,275,724	1,028,948
Other	354,447	285,883
	$6,139,530	$4,951,900

We have operations in the United States, Canada, United Kingdom, and Europe. Our company's foreign operations are conducted through its wholly owned subsidiaries, SNEL and SN Canada. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

United States	$408,120	$324,519	$1,165,223	$1,019,328
Canada	6,193	3,261	12,259	16,522
United Kingdom	3,622	4,318	10,454	16,455
Other European	2,145	2,116	6,884	7,379
	$420,080	$334,214	$1,194,820	$1,059,684

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$37,710	$22,304	$98,619	$57,118
Shares for basic and diluted calculations:
Average shares used in basic computation	53,601	52,367	53,471	52,610
Dilutive effect of stock options and units (1)	9,453	10,785	9,346	10,564
Average shares used in diluted computation	$63,054	$63,152	$62,817	$63,174
Net income per share:
Basic	$0.70	$0.43	$1.84	$1.09
Diluted (1)	$0.60	$0.35	$1.57	$0.90

(1)  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and nine months ended September 30, 2012 and 2011, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 22 - Shareholders' Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2012, the maximum number of shares that may yet be purchased under this plan was 4.0 million. The repurchase program has no expiration date.  These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and nine months ended September 30, 2012, we repurchased $2.6 million and $9.2 million, or 0.1 million and 0.3 million shares, respectively, using existing Board authorizations at an average price of $29.34 and $30.55 per share, respectively, to meet obligations under our company's employee benefit plans and for general corporate purposes.

Issuance of Shares

During the three and nine months ended September 30, 2012, we reissued 0.2 million and 2.1 million shares, respectively, from treasury as a result of vesting and exercise transactions under our incentive stock award plans.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies ("LLCs") or limited partnerships. These partnerships and LLCs have assets of approximately $265.3 million at September 30, 2012. For those funds where we act as the general partner, our company's economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2012 and 2011. In addition, our direct investment interest in these entities is insignificant at September 30, 2012 and December 31, 2011.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $247.3 million at September 30, 2012. We hold variable interests in these funds as a result of our company's rights to receive management fees. Our company's investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.5 million at September 30, 2012. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2012 and 2011.

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

Our company's exposure to loss is limited to the carrying value of the note with FSI at September 30, 2012, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2012. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2012. Our company's involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 24 - Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements; however, we identified the following non-recognized subsequent event:

Acquisition of KBW, Inc.

On November 5, 2012 Stifel Financial Corp. and KBW, Inc. ("KBW") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of KBW common stock. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, KBW shareholders will receive $17.50 per share, comprised of $10.00 per share in cash and $7.50 per share in Stifel common stock. Additionally, holders of certain restricted KBW shares, that will continue to vest post closing, will receive $17.50 in Stifel common stock.
The purchase price is estimated to be approximately $577.8 million, which includes the outstanding shares and restricted stock awards of KBW. The acquisition is subject to the effectiveness of a registration statement with respect to our company's shares to be issued in the transaction and other customary closing conditions. The acquisition is also subject to the approval of KBW shareholders. The merger is expected to close during the first quarter of 2013.

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

On November 5, 2012 Stifel Financial Corp. and KBW, Inc. ("KBW") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of KBW common stock. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, KBW shareholders will receive $17.50 per share, comprised of $10.00 per share in cash and $7.50 per share in Stifel common stock. Additionally, holders of certain restricted KBW shares, that will continue to vest post closing, will receive $17.50 in Stifel common stock. The purchase price is estimated to be approximately $577.8 million, which includes the outstanding shares and restricted stock awards of KBW. The acquisition is subject to the effectiveness of a registration statement with respect to our company's shares to be issued in the transaction and other customary closing conditions. The acquisition is also subject to the approval of KBW shareholders. The merger is expected to close during the first quarter of 2013.

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

Results for the three and nine months ended September 30, 2012

For the three months ended September 30, 2012, our net revenues increased 25.7% to $420.1 million compared to $334.2 million during the comparable period in 2011. Net income increased 69.1% to $37.7 million for the three months ended September 30, 2012 compared to $22.3 million during the comparable period in 2011.

For the nine months ended September 30, 2012, our net revenues increased 12.8% to $1.195 billion compared to $1.060 billion during the comparable period in 2011. Net income increased 72.7% to $98.6 million for the nine months ended September 30, 2012, compared to $57.1 million during the comparable period in 2011.

Our revenue growth was primarily attributable to higher investment banking revenues as a result of strong public finance activity and improved M&A revenues; increased principal transactions revenues as a result of strong fixed income trading volumes and tightening credit spreads; gains recognized on our investment in Knight Capital Group, Inc.; growth in asset management and service fees as a result of an increase in investment advisory revenues; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. The increase in revenue growth was offset by a decline in commission revenues.

The results for the nine months ended September 30, 2011 were significantly impacted by estimated costs of settlement and litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the previously disclosed matter involving five Southeastern Wisconsin school districts and merger-related expenses.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2012, the key indicators of the markets' performance, the Dow Jones Industrial Average, the NASDAQ and the S&P 500 closed 10.0%, 19.6% and 14.6% higher than their December 31, 2011 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$127,966	$143,243	(10.7)	30.4%	42.9%
Principal transactions	102,979	76,650	34.4	24.5	22.9
Investment banking	72,938	37,673	93.6	17.4	11.3
Asset management and service fees	62,881	58,253	7.9	15.0	17.4
Interest	27,306	24,161	13.0	6.5	7.2
Other income	31,922	540	*	7.6	0.2
Total revenues	425,992	340,520	25.1	101.4	101.9
Interest expense	5,912	6,306	(6.2)	1.4	1.9
Net revenues	420,080	334,214	25.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	267,652	210,573	27.1	63.7	63.0
Occupancy and equipment rental	33,061	30,914	6.9	7.9	9.3
Communication and office supplies	19,976	18,838	6.0	4.7	5.6
Commissions and floor brokerage	8,031	7,400	8.5	1.9	2.2
Other operating expenses	29,683	27,466	8.1	7.1	8.2
Total non-interest expenses	358,403	295,191	21.4	85.3	88.3

Income before income taxes	61,677	39,023	58.1	14.7	11.7
Provision for income taxes	23,967	16,719	43.4	5.7	5.0
Net income	$37,710	$22,304	69.1	9.0%	6.7%

* Percentage not meaningful.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$378,696	$437,344	(13.4)	31.7%	41.3%
Principal transactions	310,776	249,250	24.7	26.0	23.5
Investment banking	210,739	143,509	46.8	17.6	13.5
Asset management and service fees	189,010	172,914	9.3	15.8	16.3
Interest	79,744	64,246	24.1	6.7	6.1
Other income	50,634	11,352	346.0	4.3	1.1
Total revenues	1,219,599	1,078,615	13.1	102.1	101.8
Interest expense	24,779	18,931	30.9	2.1	1.8
Net revenues	1,194,820	1,059,684	12.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	761,730	671,678	13.4	63.8	63.4
Occupancy and equipment rental	96,172	89,962	6.9	8.0	8.5
Communication and office supplies	61,146	56,198	8.8	5.1	5.3
Commissions and floor brokerage	23,390	20,943	11.7	2.0	2.0
Other operating expenses	87,577	127,321	(31.2)	7.3	12.0
Total non-interest expenses	1,030,015	966,102	6.6	86.2	91.2

Income before income taxes	164,805	93,582	76.1	13.8	8.8
Provision for income taxes	66,186	36,464	81.5	5.5	3.4
Net income	$98,619	$57,118	72.7	8.3%	5.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net revenues:
Commissions	$127,966	$143,243	(10.7)	$378,696	$437,344	(13.4)
Principal transactions	102,979	76,650	34.4	310,776	249,250	24.7
Investment banking:
Capital raising	45,733	25,254	81.1	141,299	97,301	45.2
Strategic advisory fees	27,205	12,419	119.1	69,440	46,208	50.3
	72,938	37,673	93.6	210,739	143,509	46.8
Asset management and service fees	62,881	58,253	7.9	189,010	172,914	9.3
Net interest	21,394	17,855	19.8	54,965	45,315	21.3
Other income	31,922	540	*	50,634	11,352	346.0
Total net revenues	$420,080	$334,214	25.7	$1,194,820	$1,059,684	12.8

* Percentage not meaningful.

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

For the three months ended September 30, 2012, commission revenues decreased 10.7% to $128.0 million from $143.2 million in the comparable period in 2011. For the nine months ended September 30, 2012, commission revenues decreased 13.4% to $378.7 million from $437.3 million in the comparable period in 2011. The decrease in commission revenues is primarily attributable to a decrease in OTC transactions from the comparable periods in 2011.

Principal transactions - For the three months ended September 30, 2012, principal transactions revenues increased 34.4% to $103.0 million from $76.7 million in the comparable period in 2011. For the nine months ended September 30, 2012, principal transactions revenues increased 24.7% to $310.8 million from $249.3 million in the comparable period in 2011. The increase in principal transactions revenues is primarily attributable to improved fixed income institutional brokerage revenues as a result of strong trading volumes and tightening credit spreads.

Investment banking - Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2012, investment banking revenues increased 93.6%, to $72.9 million from $37.7 million in the comparable period in 2011. For the nine months ended September 30, 2012, investment banking revenues increased 46.8%, to $210.7 million from $143.5 million in the comparable period in 2011. The increase in investment banking revenues is primarily attributable to an increase in capital raising revenues, which is primarily attributable to improved equity capital markets, strong public finance activity and our acquisition of Stone & Youngberg in October 2011 and an increase in advisory fees as a result of an increase in M&A activity.

Capital raising revenues increased 81.1% to $45.7 million for the three months ended September 30, 2012 from $25.3 million in the comparable period in 2011. For the three months ended September 30, 2012, equity capital raising revenues increased 68.1% to $28.2 million from $16.8 million in the comparable period in 2011. During the third quarter of 2012, fixed income capital raising revenues increased 245.9%, to $14.2 million from $4.1 million in the comparable period in 2011.

Capital raising revenues increased 45.2% to $141.3 million for the nine months ended September 30, 2012 from $97.3 million in the comparable period in 2011. For the nine months ended September 30, 2012, equity capital raising revenues increased 40.1% to $92.0 million from $65.7 million in the comparable period in 2011. During the first nine months of 2012, fixed income capital raising revenues increased 216.8%, to $39.8 million from $12.6 million in the comparable period in 2011.

Strategic advisory fees increased 119.1% to $27.2 million for the three months ended September 30, 2012 from $12.4 million in the comparable period in 2011. Strategic advisory fees increased 50.3% to $69.4 million for the nine months ended September 30, 2012 from $46.2 million in the comparable period in 2011. The increase in strategic advisory fees is primarily attributable to an increase in the number of completed transactions over the comparable periods in 2011.

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

For the three months ended September 30, 2012, asset management and service fee revenues increased 7.9% to $62.9 million from $58.3 million in the comparable period of 2011. For the nine months ended September 30, 2012, asset management and service fee revenues increased 9.3% to $189.0 million from $172.9 million in the comparable period of 2011. The increase in asset management and service fees is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. See "Assets in fee-based accounts" included in the table in "Results of Operations - Global Wealth Management."

Other income - For the three months ended September 30, 2012, other income increased $31.4 million to $31.9 million from $0.5 million during the comparable period in 2011. For the nine months ended September 30, 2012, other income increased $39.2 million to $50.6 million from $11.4 million during the comparable period in 2011. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank. The increase in other income is primarily attributable to $25.6 million in gains recognized on our investment in Knight Capital Group, Inc.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$485,669	$4,781	3.94%	$438,489	$4,569	4.17%
Interest-earning assets (Stifel Bank)	3,040,622	19,143	2.52	2,010,120	15,230	3.03
Stock borrow (Stifel Nicolaus)	81,402	15	0.07	71,401	4	0.02
Other (Stifel Nicolaus)		3,367			4,358
Total interest revenue		$27,306			$24,161

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$151,271	$496	1.15%	$91,876	$610	1.15%
Interest-bearing liabilities (Stifel Bank)	2,835,544	3,606	0.51	1,351,502	4,182	0.89
Stock loan (Stifel Nicolaus)	150,630	350	0.93	99,508	413	1.36
Senior notes (Stifel Financial)	175,000	3,048	6.97	-	-	-
Interest-bearing liabilities (Capital Trusts)	82,500	496	2.40	82,500	980	4.75
Other (Stifel Nicolaus)		(2,084)			121
Total interest expense		5,912			6,306
Net interest income		$21,394			$17,855

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$500,118	$14,587	3.89%	$443,085	$13,673	4.11%
Interest-earning assets (Stifel Bank)	2,717,101	54,705	2.68	1,829,671	39,852	2.90
Stock borrow (Stifel Nicolaus)	81,092	45	0.07	93,912	55	0.08
Other (Stifel Nicolaus)		10,407			10,666
Total interest revenue		$79,744			$64,246

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$200,970	$1,786	1.15%	$196,034	$1,638	1.11%
Interest-bearing liabilities (Stifel Bank)	2,524,178	11,951	0.63	1,705,080	12,658	0.99
Stock loan (Stifel Nicolaus)	150,016	1,558	1.38	113,886	1,158	1.36
Senior notes (Stifel Financial)	160,949	8,388	6.95	-	-	-
Interest-bearing liabilities (Capital Trusts)	82,500	2,507	4.05	82,500	2,938	4.75
Other (Stifel Nicolaus)		(1,411)			539
Total interest expense		24,779			18,931
Net interest income		$54,965			$45,315

Net interest income - Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2012, net interest income increased to $21.4 million from $17.9 million during the comparable period in 2011. For the nine months ended September 30, 2012, net interest income increased to $55.0 million from $45.3 million during the comparable period in 2011.

For the three months ended September 30, 2012, interest revenue increased 13.0% to $27.3 million from $24.2 million in the comparable period in 2011, principally as a result of a $3.9 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $3.0 billion during the three months ended September 30, 2012 compared to $2.0 billion during the comparable period in 2011 at average interest rates of 2.52% and 3.03%, respectively.

For the nine months ended September 30, 2012, interest revenue increased 24.1% to $79.7 million from $64.2 million in the comparable period in 2011, principally as a result of a $14.9 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.7 billion during the nine months ended September 30, 2012 compared to $1.8 billion during the comparable period in 2011 at average interest rates of 2.68% and 2.90%, respectively.

For the three months ended September 30, 2012, interest expense decreased 6.2% to $5.9 million from $6.3 million during the comparable period in 2011. The decrease is primarily attributable to a reduction in interest expense on Stifel Financial Capital Trust III and Stifel Financial Capital Trust IV (collectively, the "Trusts") whose interest rates switched from fixed to floating in June 2012 and September 2012, respectively, offset by interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes (the "Senior Notes").

For the nine months ended September 30, 2012, interest expense increased 30.9% to $24.8 million from $18.9 million during the comparable period in 2011. The increase is primarily attributable to the interest expense associated with the Senior Notes, offset by a reduction in interest expense on the Trusts whose interest rates switched from fixed to floating during 2012.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Non-interest expenses:
Compensation and benefits	$267,652	$210,573	27.1	$761,730	$671,678	13.4
Occupancy and equipment rental	33,061	30,914	6.9	96,172	89,962	6.9
Communications and office supplies	19,976	18,838	6.0	61,146	56,198	8.8
Commissions and floor brokerage	8,031	7,400	8.5	23,390	20,943	11.7
Other operating expenses	29,683	27,466	8.1	87,577	127,321	(31.2)
Total non-interest expenses	$358,403	$295,191	21.4	$1,030,015	$966,102	6.6

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

For the three months ended September 30, 2012, compensation and benefits expense increased 27.1%, or $57.1 million, to $267.7 million from $210.6 million during the comparable period in 2011. For the nine months ended September 30, 2012, compensation and benefits expense increased 13.4%, or $90.0 million, to $761.7 million from $671.7 million during the comparable period in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) increased fixed compensation for the additional administrative support staff; and 3) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Compensation and benefits expense as a percentage of net revenues was 63.7% and 63.8% for the three and nine months ended September 30, 2012, respectively, compared to 63.0% and 63.4% for the three and nine months ended September 30, 2011, respectively. Excluding the acceleration of deferred compensation expense, compensation and benefits expense as a percentage of net revenues was 63.5% for the nine months ended September 30, 2012, compared to 63.4% for the nine months ended September 30, 2011.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $19.7 million (4.7% of net revenues) and $58.4 million (4.9% of net revenues) for the three and nine months ended September 30, 2012, respectively, compared to $16.8 million (5.0% of net revenues) and $53.1 million (5.0% of net revenues) for the comparable periods in 2011, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended September 30, 2012, occupancy and equipment rental expense increased 6.9% to $33.1 million from $30.9 million during the three months ended September 30, 2011. For the nine months ended September 30, 2012, occupancy and equipment rental expense increased 6.9% to $96.2 million from $90.0 million during the nine months ended September 30, 2011. The increase in occupancy and equipment rental expense is primarily attributable to an increase in rent and depreciation expense as a result of an increase in office locations.  As of September 30, 2012, we have 338 locations compared to 313 at September 30, 2011.

Communications and office supplies - Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2012, communications and office supplies expense increased 6.0% to $20.0 million from $18.8 million during the third quarter of 2011. For the nine months ended September 30, 2012, communications and office supplies expense increased 8.8% to $61.1 million from $56.2 million during the comparable period in 2011. The increase in communications and office supplies expense is primarily attributable to our continued expansion through the addition of revenue producers and support staff.

Commissions and floor brokerage - For the three months ended September 30, 2012, commissions and floor brokerage expense increased 8.5% to $8.0 million from $7.4 million during the comparable period in 2011. For the nine months ended September 30, 2012, commissions and floor brokerage expense increased 11.7% to $23.4 million from $20.9 million during the comparable period in 2011. The increase in commission and floor brokerage expense is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commissions revenues.

Other operating expenses - Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2012, other operating expenses increased 8.1% to $29.7 million from $27.5 million during the three months ended September 30, 2011. For the nine months ended September 30, 2012, other operating expenses decreased 31.2% to $87.6 million from $127.3 million during the nine months ended September 30, 2011.

Included in other operating expenses for the nine months ended September 30, 2011 were estimated costs of settlement and litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the previously disclosed matter involving five Southeastern Wisconsin school districts and merger-related expenses. Excluding these expenses other operating expenses increased 6.9% over the comparable period in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in legal expenses, and conference and travel expenses from the comparable periods in 2011.

Provision for income taxes - For the three months ended September 30, 2012, our provision for income taxes was $24.0 million, representing an effective tax rate of 38.9%, compared to $16.7 million for the comparable period in 2011, representing an effective tax rate of 42.8%. The provision for income taxes for the three months ended September 30, 2011 was increased primarily as a result of adjustments to our uncertain tax positions.

For the nine months ended September 30, 2012, our provision for income taxes was $66.2 million, representing an effective tax rate of 40.2%, compared to $36.5 million for the comparable period in 2011, representing an effective tax rate of 39.0%. The provision for income taxes for the nine months ended September 30, 2011 was reduced primarily as a result of the release of the valuation allowance due to realized and unrealized capital gains, which offset previously recorded unrealized capital losses.

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

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$89,393	$92,029	(2.9)	35.5%	41.9%
Principal transactions	58,801	48,836	20.4	23.3	22.3
Asset management and service fees	62,871	58,007	8.4	25.0	26.4
Investment banking	13,347	3,737	257.2	5.3	1.7
Interest	24,594	20,467	20.2	9.8	9.3
Other income	5,033	1,873	168.7	2.0	0.9
Total revenues	254,039	224,949	12.9	100.9	102.5
Interest expense	2,311	5,451	(57.6)	0.9	2.5
Net revenues	251,728	219,498	14.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	146,882	128,244	14.5	58.3	58.4
Occupancy and equipment rental	15,624	15,997	(2.3)	6.2	7.3
Communication and office supplies	9,557	7,630	25.3	3.8	3.5
Commissions and floor brokerage	3,320	3,172	4.7	1.3	1.5
Other operating expenses	7,975	8,843	(9.8)	3.2	4.0
Total non-interest expenses	183,358	163,886	11.9	72.8	74.7
Income before income taxes	$68,370	$55,612	22.9	27.2%	25.3%

	September 30, 2012	September 30, 2011
Branch offices	306	287
Financial advisors	1,888	1,801
Independent contractors	154	160

Assets in fee-based accounts:
Value (in thousands) (1)	$20,734,737	$18,541,710
Number of accounts	77,741	67,077

(1) Fee based account revenues for the three months ended September 30, 2012 and 2011 are billed in arrears based on values as of June 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$268,839	$287,384	(6.5)	36.3%	42.0%
Principal transactions	173,474	156,262	11.0	23.4	22.9
Asset management and service fees	188,626	172,354	9.4	25.5	25.2
Investment banking	34,348	16,460	108.7	4.6	2.4
Interest	71,582	56,062	27.7	9.7	8.2
Other income	16,655	11,543	44.3	2.3	1.7
Total revenues	753,524	700,065	7.6	101.8	102.4
Interest expense	13,419	16,476	(18.6)	1.8	2.4
Net revenues	740,105	683,589	8.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	431,623	403,782	6.9	58.3	59.1
Occupancy and equipment rental	47,477	46,570	1.9	6.4	6.8
Communication and office supplies	27,424	24,968	9.8	3.7	3.6
Commissions and floor brokerage	10,275	8,753	17.4	1.4	1.3
Other operating expenses	24,405	27,006	(9.6)	3.3	4.0
Total non-interest expenses	541,204	511,079	5.9	73.1	74.8
Income before income taxes	$198,901	$172,510	15.3	26.9%	25.2%

NET REVENUES

For the three months ended September 30, 2012, Global Wealth Management net revenues increased 14.7% to $251.7 million from $219.5 million for the comparable period in 2011. For the nine months ended September 30, 2012, Global Wealth Management net revenues increased 8.3% to a record $740.1 million from $683.6 million for the comparable period in 2011. The increase in net revenues for the three and nine months ended September 30, 2012 over the comparable periods in 2011 is attributable to higher investment banking revenues; increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads; growth in asset management and service fees as a result of an increase in assets under management through market performance; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank, offset by a decline in commission revenues. The difficult market conditions have impacted the commission revenues derived from our retail clients during 2012.

Commissions - For the three months ended September 30, 2012, commission revenues decreased 2.9% to $89.4 million from $92.0 million in the comparable period in 2011. For the nine months ended September 30, 2012, commission revenues decreased 6.5% to $268.8 million from $287.4 million in the comparable period in 2011.  The decrease in commission revenues is primarily attributable to a decrease in agency transactions, primarily equities and insurance products.

Principal transactions - For the three months ended September 30, 2012, principal transactions revenues increased 20.4% to $58.8 million from $48.8 million in the comparable period in 2011. For the nine months ended September 30, 2012, principal transactions revenues increased 11.0% to $173.5 million from $156.3 million in the comparable period in 2011. The increase in principal transactions revenues is primarily attributable to increased volumes in fixed income products from the comparable periods in 2011.

Asset management and service fees - For the three months ended September 30, 2012, asset management and service fees increased 8.4% to $62.9 million from $58.0 million in the comparable period in 2011. For the nine months ended September 30, 2012, asset management and service fees increased 9.4% to $188.6 million from $172.4 million in the comparable period in 2011. The increase in asset management and service fess is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. The value of assets in fee-based accounts increased 11.8% from September 30, 2011, of which approximately 36% is attributable to net inflows and approximately 64% is attributable to market appreciation. See "Assets in fee-based accounts" included in the table above for further details.

Investment banking - Investment banking, which represents sales credits for investment banking underwritings, increased 257.2% to $13.3 million for the three months ended September 30, 2012 from $3.7 million during the comparable period in 2011. For the nine months ended September 30, 2012, investment banking revenues increased 108.7% to $34.3 million from $16.5 million in the comparable period in 2011. See "Investment banking" in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue - For the three months ended September 30, 2012, interest revenue increased 20.2% to $24.6 million from $20.5 million in the comparable period in 2011. For the nine months ended September 30, 2012, interest revenue increased 27.7% to $71.6 million from $56.1 million in the comparable period in 2011. The increase in interest revenue is primarily attributable to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See "Net Interest Income - Stifel Bank" below for a further discussion of the changes in net revenues.

Other income - For the three months ended September 30, 2012, other income increased 168.7% to $5.0 million from $1.9 million during the comparable period in 2011. For the nine months ended September 30, 2012, other income increased 44.3% to $16.7 million from $11.5 million during the comparable period in 2011. The increase in other income is primarily attributable an increase in mortgage fees due to the increase in loan originations at Stifel Bank and an increase in investment gains from the comparable periods in 2011.

Interest expense - For the three months ended September 30, 2012, interest expense decreased 57.6% to $2.3 million from $5.5 million during the comparable period in 2011. For the nine months ended September 30, 2012, interest expense decreased 18.6% to $13.4 million from $16.5 million in the comparable period in 2012. The decrease in interest expense from the comparable periods in 2011 is primarily attributable to an adjustment to eliminate intercompany asset management and service fee revenue and interest expense for the year made during the third quarter of 2012. These intercompany amounts are related to the affiliated deposit sweep program.

NET INTEREST INCOME - STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$143,971	$90	0.25%	$138,378	$84	0.24%
U.S. government agencies	-	-	-	-	-	-
State and political subdivisions:
Taxable	118,530	1,084	3.66	86,190	1,596	7.41
Non-taxable (1)	4,131	29	2.81	2,943	25	3.40
Mortgage-backed securities	800,351	4,723	2.36	760,215	4,955	2.61
Corporate bonds	544,489	2,990	2.20	355,600	3,045	3.43
Asset-backed securities	540,186	2,892	2.14	84,376	520	2.47
Federal Home Loan Bank ("FHLB") and other capital stock	3,202	6	0.75	2,343	16	2.73
Loans (2)	740,841	6,016	3.25	515,506	4,373	3.39
Loans held for sale	144,951	1,313	3.62	64,569	616	3.82
Total interest-earning assets (3)	3,040,652	$19,143	2.52%	2,010,120	$15,230	3.03%
Cash and due from banks	6,274			9,608
Other non interest-earning assets	93,128			52,941
Total assets	$3,140,054			$2,072,669

Liabilities and stockholders' equity:
Deposits:
Money market	$2,774,312	$3,572	0.52%	$1,832,723	$4,152	0.91%
Demand deposits	49,356	14	0.11	42,320	14	0.13
Savings	5,963	1	0.07	35	-	-
FHLB advances	4,330	7	0.65	576	1	0.69
Time deposits	1,583	12	3.03	2,558	15	2.35
Total interest-bearing liabilities (3)	2,835,544	3,606	0.51	1,878,212	4,182	0.89
Non interest-bearing deposits	21,200			13,024
Other non interest-bearing liabilities	44,754			33,307
Total liabilities	2,901,498			1,924,543
Stockholders' equity	238,556			148,126
Total liabilities and stockholders' equity	$3,140,054			$2,072,669
Net interest margin		$15,537	2.04%		$11,048	2.20%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3)  See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$144,571	$259	0.24%	$125,931	$229	0.24%
U.S. government agencies	-	-	-	12,531	161	1.71
State and political subdivisions:
Taxable	115,300	3,361	3.89	75,603	2,908	5.13
Non-taxable (1)	3,091	70	3.02	2,943	74	3.35
Mortgage-backed securities	743,308	15,554	2.79	772,672	16,219	2.80
Corporate bonds	515,747	9,083	2.35	279,135	5,943	2.84
Asset-backed securities	363,536	5,589	2.05	49,987	979	2.61
FHLB and other capital stock	2,836	34	1.60	2,027	39	2.57
Loans (2)	698,976	17,339	3.31	455,626	11,831	3.46
Loans held for sale	129,736	3,416	3.51	53,216	1,469	3.68
Total interest-earning assets (3)	2,717,101	$54,705	2.68%	1,829,671	$39,852	2.90%
Cash and due from banks	6,320			7,392
Other non interest-earning assets	71,315			45,916
Total assets	$2,794,736			$1,882,979

Liabilities and stockholders' equity:
Deposits:
Money market	$2,469,836	$11,852	0.64%	$1,674,906	$12,579	1.00%
Demand deposits	42,827	50	0.16	27,334	31	0.15
Savings	5,876	2	0.07	31	-	-
FHLB advances	3,953	11	0.37	194	1	0.69
Time deposits	1,686	36	2.85	2,615	47	2.40
Total interest-bearing liabilities (3)	2,524,178	11,951	0.63	1,705,080	12,658	0.99
Non interest-bearing deposits	21,068			10,231
Other non interest-bearing liabilities	41,349			23,951
Total liabilities	2,586,595			1,739,262
Stockholders' equity	208,141			143,717
Total liabilities and stockholders' equity	$2,794,736			$1,882,979
Net interest margin		$42,754	2.10%		$27,194	1.98%

(1)  Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)  Loans on non-accrual status are included in average balances.
(3)  See Net Interest Income table included in "Results of Operations" for additional information on our company's average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$4	$2	$6	$35	$(5)	$30
U.S. government agencies	-	-	-	(81)	(80)	(161)
State and political subdivisions:
Taxable	1,468	(1,980)	(512)	841	(388)	453
Non-taxable	8	(4)	4	4	(8)	(4)
Mortgage-backed securities	1,260	(1,492)	(232)	(578)	(87)	(665)
Corporate bonds	5,180	(5,235)	(55)	3,944	(804)	3,140
Asset-backed securities	2,431	(59)	2,372	4,774	(164)	4,610
FHLB and other capital stock	27	(37)	(10)	17	(22)	(5)
Loans	2,864	(1,221)	1,643	6,385	(877)	5,508
Loans held for sale	908	(211)	697	2,061	(114)	1,947
	$14,150	$(10,237)	$3,913	$17,402	$(2,549)	$14,853

Interest expense:
Deposits:
Money market	$8,426	$(9,006)	$(580)	$6,646	$(7,373)	$(727)
Demand deposits	9	(9)	-	11	8	19
Savings	1	-	1	2	-	2
FHLB advances	9	(3)	6	11	(1)	10
Time deposits	(23)	20	(3)	(57)	46	(11)
	$8,422	$(8,998)	$(576)	$6,613	$(7,320)	$(707)

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

For the three months ended September 30, 2012, interest revenue of $19.1 million was generated from average interest-earning assets of $3.0 billion at an average interest rate of 2.52%. Interest revenue of $15.2 million for the comparable period in 2011 was generated from average interest-earning assets of $2.0 billion at an average interest rate of 3.03%.

For the nine months ended September 30, 2012, interest revenue of $54.7 million was generated from weighted average interest-earning assets of $2.7 billion at a weighted average interest rate of 2.68%. Interest revenue of $39.9 million for the comparable period in 2011 was generated from weighted average interest-earning assets of $1.8 billion at a weighted average interest rate of 2.90%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended September 30, 2012 was $2.8 billion at an average interest rate of 0.51%. The average balance of interest-bearing liabilities for the comparable period in 2011 was $1.9 billion at an average interest rate of 0.89%. The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2012 was $2.5 billion at a weighted average interest rate of 0.63%. The weighted average balance of interest-bearing liabilities for the comparable period in 2011 was $1.7 billion at a weighted average interest rate of 0.99%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2012, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $2.9 billion compared to $2.1 billion at September 30, 2011.

NON-INTEREST EXPENSES

For the three months ended September 30, 2012, Global Wealth Management non-interest expenses increased 11.9% to $183.4 million from $163.9 million for the comparable period in 2011. For the nine months ended September 30, 2012, Global Wealth Management non-interest expenses increased 5.9% to $541.2 million from $511.1 million for the comparable period in 2011.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of September 30, 2012, we have 306 branch offices compared to 287 at September 30, 2011. In addition, since September 30, 2011, we have added 196 financial advisors and 218 support staff.

Compensation and benefits - For the three months ended September 30, 2012, compensation and benefits expense increased 14.5% to $146.9 million from $128.2 million during the three months ended September 30, 2011. For the nine months ended September 30, 2012, compensation and benefits expense increased 6.9% to $431.6 million from $403.8 million during the nine months ended September 30, 2011. The increase in compensation and benefits expense is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 58.3% and 58.3% for the three and nine months ended September 30, 2012, respectively, compared to 58.4% and 59.1% for the three and nine months ended September 30, 2011, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $15.6 million (6.3% of net revenues) and $46.2 million (6.3% of net revenues) for the three and nine months ended September 30, 2012, respectively, compared to $13.7 million (6.2% of net revenues) and $44.6 million (6.5% of net revenues) for the three and nine months ended September 30, 2011, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental - For the three months ended September 30, 2012, occupancy and equipment rental expense decreased 2.3% to $15.6 million from $16.0 million during the comparable period in 2011. The decrease in occupancy and equipment rental expense is primarily attributable to a decrease in data processing equipment, offset by an increase in occupancy expense as a result of an increase in office locations.

For the nine months ended September 30, 2012, occupancy and equipment rental expense increased 1.9% to $47.5 million from $46.7 million during the comparable period in 2011. The increase in occupancy and equipment rental expense is primarily attributable to an increase in occupancy expense as a result of an increase in office locations, offset by a reduction in data processing expense.

Communications and office supplies - For the three months ended September 30, 2012, communications and office supplies expense increased 25.3% to $9.6 million from $7.6 million during the third quarter of 2011. For the nine months ended September 30, 2012, communications and office supplies expense increased 9.8% to $27.4 million from $25.0 million during the comparable period in 2011. The increase in communications and office supplies expense is primarily attributable to an increase in telecommunication and data communication expenses as a result of the increase in financial advisors.

Commissions and floor brokerage - For the three months ended September 30, 2012, commissions and floor brokerage expense increased 4.7% to $3.3 million from $3.2 million during the third quarter of 2011. For the nine months ended September 30, 2012, commissions and floor brokerage expense increased 17.4% to $10.3 million from $8.8 million during the comparable period in 2011. The increase in commissions and floor brokerage expense is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commission revenues.

Other operating expenses - For the three months ended September 30, 2012, other operating expenses decreased 9.8% to $8.0 million from $8.8 million during the comparable period in 2011. For the nine months ended September 30, 2012, other operating expenses decreased 9.6% to $24.4 million from $27.0 million during the comparable period in 2011. The decrease in other operating expenses is primarily attributable to a reduction in legal expenses and professional fees from the comparable periods in 2011, offset by an increase in license and registration fees, and subscriptions as a result of the continued growth of the business.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2012, income before income taxes increased $12.8 million, or 22.9%, to $68.4 million from $55.6 million during the comparable period in 2011. For the nine months ended September 30, 2012, income before income taxes increased $26.4 million, or 15.3%, to $198.9 million from $172.5 million during the comparable period in 2011. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in other operating expenses.

Results of Operations - Institutional Group

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$38,574	$51,214	(24.7)	22.7%	45.2%
Principal transactions	44,178	27,815	58.8	26.1	24.6

Capital raising	32,386	21,436	51.1	19.1	18.9
Advisory	27,205	12,500	117.6	16.0	11.1
Investment banking	59,591	33,936	75.6	35.1	30.0
Interest	2,395	1,940	23.5	1.4	1.7
Other income	26,480	(423	*	15.6	(0.4)
Total revenues	171,218	114,482	49.6	100.9	101.1
Interest expense	1,539	1,223	25.8	0.9	1.1
Net revenues	169,679	113,259	49.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	104,913	74,813	40.2	61.8	66.0
Occupancy and equipment rental	6,442	5,431	18.6	3.8	4.8
Communication and office supplies	7,395	7,678	(3.7)	4.4	6.8
Commissions and floor brokerage	4,711	4,377	7.6	2.8	3.9
Other operating expenses	12,791	11,808	8.3	7.5	10.4
Total non-interest expenses	136,252	104,107	30.9	80.3	91.9
Income before income taxes	$33,427	$9,152	265.2	19.7%	8.1%

* Percentage not meaningful.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011
Revenues:
Commissions	$109,858	$149,960	(26.7)	24.2%	40.2%
Principal transactions	137,302	92,988	47.7	30.3	24.9

Capital raising	106,951	80,654	32.6	23.6	21.6
Advisory	69,440	46,395	49.7	15.3	12.4
Investment banking	176,391	127,049	38.8	38.9	34.0
Interest	7,101	5,695	24.7	1.6	1.5
Other income	26,971	1,046	*	5.9	0.4
Total revenues	457,623	376,738	21.5	100.9	101.0
Interest expense	4,143	3,570	16.1	0.9	1.0
Net revenues	453,480	373,168	21.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	283,691	234,006	21.2	62.6	62.7
Occupancy and equipment rental	20,113	15,875	26.7	4.4	4.3
Communication and office supplies	24,326	22,203	9.6	5.3	5.9
Commissions and floor brokerage	13,114	12,190	7.6	2.9	3.3
Other operating expenses	37,559	36,398	3.2	8.3	9.7
Total non-interest expenses	378,803	320,672	18.1	83.5	85.9
Income before income taxes	$74,677	$52,496	42.3	16.5%	14.1%

* Percentage not meaningful.

NET REVENUES

For the three months ended September 30, 2012, Institutional Group net revenues increased 49.8% to $169.7 million from $113.3 million for the comparable period in 2011. For the nine months ended September 30, 2012, Institutional Group net revenues increased 21.5% to $453.5 million from $373.2 million for the comparable period in 2011.  The increase in net revenues for the three and nine months ended September 30, 2012 over the comparable periods in 2011 is primarily attributable to (1) higher investment banking revenues as a result of an increase in fixed income capital raising revenues, which is primarily attributable to strong public finance activity and our acquisition of Stone & Youngberg in 2011; (2) increased advisory fees as a result of improved M&A activity; (3) increased fixed income institutional brokerage revenues as a result of strong trading volumes and tightening credit spreads; and (4) gains recognized on our investment in Knight Capital Group, Inc. The increase was offset by a decrease in equity institutional brokerage revenues, which has been negatively impacted by the difficult market environment.

Commissions - For the three months ended September 30, 2012, commission revenues decreased 24.7% to $38.6 million from $51.2 million in the comparable period in 2011. For the nine months ended September 30, 2012, commission revenues decreased 26.7% to $109.9 million from $150.0 million in the comparable period in 2011.

Principal transactions - For the three months ended September 30, 2012, principal transactions revenues increased 58.8% to $44.2 million from $27.8 million in the comparable period in 2011. For the nine months ended September 30, 2012, principal transactions revenues increased 47.7% to $137.3 million from $93.0 million in the comparable period in 2011.

For the three months ended September 30, 2012, fixed income institutional brokerage revenues increased 40.7% to $44.8 million from $31.8 million in the third quarter of 2011. For the nine months ended September 30, 2012, fixed income institutional brokerage revenues increased 24.5% to $126.6 million from $101.7 million in the comparable period in 2011. The increase in fixed income institutional brokerage revenues is primarily attributable to improved fixed income trading volumes, tighter credit spreads, and to our acquisition of Stone & Youngberg in 2011.

For the three months ended September 30, 2012, equity institutional brokerage revenues decreased 19.6% to $38.0 million from $47.2 million during the comparable period in 2011. For the nine months ended September 30, 2012, equity institutional brokerage revenues decreased 14.6% to $120.6 million from $141.3 million during the comparable period in 2011. The decrease in equity institutional brokerage revenues is primarily attributable to the challenging conditions in the equity capital markets.

Investment banking - For the three months ended September 30, 2012, investment banking revenues increased 75.6% to $59.6 million from $33.9 million in the comparable period in 2011. For the nine months ended September 30, 2012, investment banking revenues increased 38.8% to $176.4 million from $127.0 million in the comparable period in 2011. The increase in investment banking revenues is primarily attributable to an increase in fixed income capital raising revenues and advisory fee revenues over the comparable periods in 2011.

For the three months ended September 30, 2012, capital raising revenues increased 51.1% to $32.4 million from $21.4 million in the comparable period in 2011. For the nine months ended September 30, 2012, capital raising revenues increased 32.6% to $107.0 million from $80.7 million in the comparable period in 2011.

For the three months ended September 30, 2012, fixed income capital raising revenues increased 194.0% to $14.9 million from $5.1 million during the third quarter of 2011. For the nine months ended September 30, 2012, fixed income capital raising revenues increased 203.2% to $40.2 million from $13.3 million in the comparable period in 2011. The increase in fixed income capital raising revenues is primarily attributable to an increase in the municipal bond origination business. For the three and nine months ended September 30, 2012, we were involved, as manager or co-manager, in 250 and 722 tax-exempt issues, respectively, compared to 194 and 345 issues, respectively, during the comparable periods in 2011. The increase in the number of deals we were involved in over the comparable periods in 2011 is primarily attributable to our acquisition of Stone & Youngberg in 2011.

For the three months ended September 30, 2012, equity capital raising revenues increased 7.0% to $17.5 million from $16.4 million during the third quarter of 2011. The increase is primarily attributable to an increase in capital raising activity during the third quarter of 2012 compared to the comparable period in 2011. For the nine months ended September 30, 2012, equity capital raising revenues decreased 1.0% to $66.7 million from $67.4 million in the comparable period in 2011. The decrease is primarily attributable to weaker equity capital markets during the first half of 2012 from the comparable period in 2011.

For the three months ended September 30, 2012, strategic advisory fees increased 117.6% to $27.2 million from $12.5 million in the comparable period in 2011. For the nine months ended September 30, 2012, strategic advisory fees increased 49.7% to $69.4 million from $46.4 million in the comparable period in 2011. The increase in strategic advisory fees is primarily attributable to an increase in the number of M&A transactions.

Other income - For the three months ended September 30, 2012, other income increased $26.9 million to $26.5 million from a loss of $$0.4 million during the comparable period in 2011. For the nine months ended September 30, 2012, other income increased $26.0 million to $27.0 million from $1.0 million during the comparable period in 2011. The increase in other income is primarily attributable a $25.6.million gain recognized on our investment in Knight Capital Group, Inc. during the third quarter of 2012.

NON-INTEREST EXPENSES

For the three months ended September 30, 2012, Institutional Group non-interest expenses increased 30.9% to $136.3 million from $104.1 million for the comparable period in 2011. For the nine months ended September 30, 2012, Institutional Group non-interest expenses increased 18.1% to $378.8 million from $320.7 million for the comparable period in 2011.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have continued to make investments in our firm in anticipation of continued capital market growth through the selective hiring of professionals in areas where we see opportunities. Since September 30, 2011, we have added approximately 312 revenue producers and support staff, including approximately 95 revenue producers and support staff from our acquisition of Stone & Youngberg.

Compensation and benefits - For the three months ended September 30, 2012, compensation and benefits expense increased 40.2% to $104.9 million from $74.8 million during the comparable period in 2011. For the nine months ended September 30, 2012, compensation and benefits expense increased 21.2% to $283.7 million from $234.0 million during the comparable period in 2011. The increase in compensation and benefits expense is primarily due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 61.8% and 62.6% for the three and nine months ended September 30, 2012, respectively, compared to 66.0% and 62.7% for the three and nine months ended September 30, 2011, respectively.

Occupancy and equipment rental - For the three months ended September 30, 2012, occupancy and equipment rental expense increased 18.6% to $6.4 million from $5.4 million during the comparable period in 2011. For the nine months ended September 30, 2012, occupancy and equipment rental expense increased 26.7% to $20.1 million from $15.9 million during the comparable period in 2011. The increase in occupancy and equipment rental expense is primarily attributable to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies - For the three months ended September 30, 2012, communications and office supplies expense decreased 3.7% to $7.4 million from $7.7 million during the third quarter of 2011.

For the nine months ended September 30, 2012, communications and office supplies expense increased 9.6% to $24.3 million from $22.2 million during the comparable period in 2011. The increase in communications and office supplies expense is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage - For the three months ended September 30, 2012, commissions and floor brokerage expense increased 7.6% to $4.7 million from $4.4 million during the third quarter of 2011. For the nine months ended September 30, 2012, commissions and floor brokerage expense increased 7.6% to $13.1 million from $12.2 million during the comparable period in 2011. The increase in commissions and floor brokerage expense is primarily attributable to an increase in fixed income trading volumes over the comparable periods in 2011.

Other operating expenses - For the three months ended September 30, 2012, other operating expenses increased 8.3% to $12.8 million from $11.8 million during the comparable period in 2011. For the nine months ended September 30, 2012, other operating expenses increased 3.2% to $37.6 million from $36.4 million during the comparable period in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in conference and travel expenses, legal expenses, and professional fees from the comparable periods in 2011.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2012, income before income taxes for the Institutional Group segment increased 265.2% to $33.4 million from $9.2 million during the comparable period in 2011. For the nine months ended September 30, 2012, income before income taxes for the Institutional Group segment increased 42.3% to $74.7 million from $52.5 million during the comparable period in 2011. Profit margins have improved as a result of the increase in revenue growth and improved productivity.

Results of Operations - Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Net revenues	$(1,327)	$1,457	(191.1)	$1,235	$2,927	(57.8)

Non-interest expenses:
Compensation and benefits	15,857	7,517	110.9	46,416	33,891	37.0
Other operating expenses	22,936	19,681	16.5	63,592	100,460	(36.7)
Total non-interest expenses	38,793	27,198	42.6	110,008	134,351	(18.1)
Loss before income taxes	$(40,120)	$(25,741)	55.9	$(108,773)	$(131,424)	(17.2)

* Percentage not meaningful.

Net revenues - For the three months ended September 30, 2012, net revenues decreased $2.8 million from the comparable period in 2011. For the nine months ended September 30, 2012, net revenues decreased 57.8% to $1.2 million from $2.9 million for the comparable period in 2011. Net revenues primarily consist of rental income and investment gains, offset by interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes. The decrease in net revenues is primarily attributable to an increase in interest expense as a result of the issuance of our senior notes in January 2012.

Compensation and benefits - For the three months ended September 30, 2012, compensation and benefits expense increased 110.9% to $15.9 million from $7.5 million for the comparable period in 2011. For the nine months ended September 30, 2012, compensation and benefits expense increased 37.0% to $46.4 million from $33.9 million for the comparable period in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased fixed compensation for the additional administrative support staff; and 2) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Other operating expenses - For the three months ended September 30, 2012, other operating expenses increased 16.5% to $22.9 million from $19.7 million for the comparable period in 2011. For the nine months ended September 30, 2012, other operating expenses decreased 36.7% to $63.6 million from $100.5 million for the comparable period in 2011.

Included in other operating expenses for the nine months ended September 30, 2011 were estimated costs of settlement and litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the previously disclosed matter involving five Southeastern Wisconsin school districts and merger-related expenses. Excluding these expenses other operating expenses for the nine months ended September 30, 2012 increased 16.4% over the comparable period in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, professional fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in legal expenses, and travel expenses from the comparable periods in 2011.

Analysis of Financial Condition

Our company's consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $6.1 billion at September 30, 2012, were up 24.0% over December 31, 2011. The increase is primarily attributable to an increase in the investment portfolio at Stifel Bank, the growth of our trading inventory, an increase in loans at Stifel Bank and an increase in cash and cash equivalents. Our broker-dealer subsidiary's gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2012, our liabilities were comprised primarily of short-term borrowings of $97.9 million, senior notes of $175.0 million, $82.5 million of trust preferred securities, deposits of $2.9 billion at Stifel Bank, and payables to customers, and brokers, dealers and clearing organizations of $329.9 million and $124.1 million, respectively, at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $440.1 million. To meet our obligations to clients and operating needs, we had $193.3 million in cash and cash equivalents at September 30, 2012. We also had client brokerage receivables of $519.0 million at Stifel Nicolaus and $955.9 million in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $25.6 million to $193.3 million at September 30, 2012, from $167.7 million at December 31, 2011. Operating activities used cash of $50.7 million primarily due to an increase in operating assets, offset by the net effect of non-cash items, net income, and an increase in operating liabilities. Investing activities used cash of $821.4 million due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, offset by proceeds from the maturity of available-for-sale securities the sale of investments and calls of held-to-maturity securities. During the nine months ended September 30, 2012, we purchased $13.8 million in fixed assets, which included the purchase of information technology equipment, leasehold improvements, and furniture and fixtures. Financing activities provided cash of $896.4 million principally due to the increase in affiliated deposits and the proceeds received from the issuance of our 6.70% senior notes, offset by short-term borrowings pay downs and repurchases of our common stock.

Liquidity and Capital Resources

The Company's senior management establishes the liquidity and capital policies of the Company. The Company's senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position.

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

As of September 30, 2012, we had $6.1 billion in assets, $3.6 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2012	December 31, 2011	Avg. Conversion

Cash and cash equivalents	$193,333	$167,671
Receivables from brokers, dealers, and clearing organizations	212,747	252,636	3 days
Securities purchased under agreements to resell	141,964	75,455	1 day
Trading securities owned at fair value	742,742	471,209	5 days
Available-for-sale securities at fair value	1,465,152	1,202,141	3 days
Held-to-maturity securities at amortized cost	657,933	190,484	10 days
Investments	176,152	172,784	5 days
Total cash and assets readily convertible to cash	$3,590,023	$2,532,380

As of September 30, 2012 and December 31, 2011, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2012		December 31, 2011
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$54,329	$-	$47,637	$-
Trading securities owned at fair value	78,437	352,283	80,176	393,888
Available-for-sale securities at fair value	-	712,034	-	634,816
Investments	-	62,425		99,550
	$132,766	$1,126,742	$127,813	$1,128,254

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2012, the maximum number of shares that may yet be purchased under this plan was 4.0 million. The share repurchase program will manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products.

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

Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material business impact. The principal elements of our liquidity management framework are: (a) daily monitoring of our liquidity needs at the holding company and significant subsidiary level; (b) stress testing the liquidity position at Stifel Bank; and (c) diversification of our funding sources.

Monitoring of liquidity

Senior management establishes our liquidity and capital policies. These policies include senior management's review of short and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity stress testing (Stifel Bank)

Stifel Bank performs two primary stress tests on its liquidity position. These stress tests are based on the following company-specific stresses: (1) the amount of deposit run-off that Stifel Bank could withstand over a one month period of time based on its on-balance sheet liquidity and available credit; and (2) Stifel Bank's ability to fund operations if all available credit were to be drawn immediately, with no additional available credit. The goal of these stress tests is determine Stifel Bank's ability to fund continuing operations under significant pressures on both assets and liabilities.

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2012, available cash and highly liquid investments comprised approximately 50% of Stifel Bank's assets, which was well in excess of its internal target.

In addition to these stress tests, Stifel Bank management performs a daily liquidity review. The daily analysis provides Stifel Bank management with all major fluctuations in liquidity. The analysis also tracks the proportion of deposits that Stifel Bank is sweeping from its affiliated broker-dealer, Stifel Nicolaus. In order to minimize volatility in its affiliated deposits, Stifel Bank will not sweep more than 80% of the total insured sweep deposits from Stifel Nicolaus. On a monthly basis, liquidity key performance indicators and compliance with liquidity policy limits are reported to the Board of Directors. Stifel Bank has not violated any internal liquidity policy limits.

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company's liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company's equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At September 30, 2012, we have $162.8 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period such redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $193.3 million of cash and cash equivalents at September 30, 2012, compared to $167.7 million at December 31, 2011. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.5 billion in available-for-sale investment securities at September 30, 2012, compared to $1.2 billion at December 31, 2011. As of September 30, 2012, the weighted average life of the investment securities portfolio was approximately 2.6 years. These investment securities provide increased liquidity and flexibility to support our company's funding requirements.

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

Deposits. Deposits have become one of our largest funding sources. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit ("CDs").

As of September 30, 2012, we had $2.9 billion in deposits compared to $2.1 billion at December 31, 2011. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at September 30, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $473.7 million during the nine months ended September 30, 2012. There are no compensating balance requirements under these arrangements.

At September 30, 2012, short-term borrowings from banks were $97.9 million at an average rate of 1.13%, which were collateralized by company-owned securities valued at $309.4 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $388.0 million. The average bank borrowing was $151.3 million and $91.8 million for the three months ended September 30, 2012 and 2011, respectively, at average daily interest rates of 1.15%, and 1.15%, respectively. The average bank borrowing was $201.0 million and $196.0 million for the nine months ended September 30, 2012 and 2011, respectively, at average daily interest rates of 1.15%, and 1.11%, respectively.

At September 30, 2012 and December 31, 2011, Stifel Nicolaus had a stock loan balance of $89.6 million and $124.7 million, respectively, at average daily interest rates of 0.15% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $150.6 million and $99.5 million during the three months ended September 30, 2012 and 2011, respectively, at average daily effective interest rates of 0.93% and 1.36%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $150.0 million and $113.9 million during the nine months ended September 30, 2012 and 2011, respectively, at average daily effective interest rates of 1.38% and 1.36%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at September 30, 2012 consisted of a $50.0 million committed revolving credit facility with two banks. The credit facility expires in December 2012. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

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

At September 30, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $683.4 million at September 30, 2012, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $2.9 billion at September 30, 2012.

Public Offering of Senior Notes. On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the "notes"). Interest on the notes will accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $169.3 million, after discounts, commissions and expenses, will be used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor's Financial Services LLC of BBB-, along with a BBB- rating on the notes.

Credit Rating

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

Use of Capital Resources

TWP has entered into settlement and release agreements ("Settlement Agreements") with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At September 30, 2012, we estimate that TWP customers held $25.1 million par value of ARS, which may be repurchased over the next 3 years. We estimate that we will repurchase ARS of $6.2 million par value in December 2012. The amount estimated for repurchase assumes no issuer redemptions.

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

On November 5, 2012 Stifel Financial Corp. and KBW, Inc. ("KBW") entered into a definitive agreement for our company to acquire 100% of the outstanding shares of KBW common stock. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, KBW shareholders will receive $17.50 per share, comprised of $10.00 per share in cash and $7.50 per share in Stifel common stock. Additionally, holders of certain restricted KBW shares, that will continue to vest post closing, will receive $17.50 in Stifel common stock. The purchase price is estimated to be approximately $577.8 million, which includes the outstanding shares and restricted stock awards of KBW. The acquisition is subject to the effectiveness of a registration statement with respect to our company's shares to be issued in the transaction and other customary closing conditions. The acquisition is also subject to the approval of KBW shareholders. The merger is expected to close during the first quarter of 2013.

We have paid $58.7 million in the form of upfront notes to investment executives for transition pay during the period from January 1, 2012 through October 31, 2012. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may have to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers' accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production.  The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining three months of 2012 and the years ended December 31, 2013, 2014, 2015, 2016, and thereafter are $14.0 million, $49.0 million, $37.5 million, $27.6 million, $20.3 million and $31.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

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

At September 30, 2012, Stifel Nicolaus had net capital of $377.4 million, which was 63.7% of its aggregate debit items and $365.6 million in excess of its minimum required net capital. At September 30, 2012, CSA's net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2012, SNEL's net capital and reserves was in excess of the financial resources requirement under the rules of the FSA. At September 30, 2012, SN Canada's net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At September 30, 2012, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 16 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At September 30, 2012, Level 3 assets for which we bear economic exposure were $214.5 million or 8.7% of the total assets measured at fair value. During the three months ended September 30, 2012, we recorded purchases of $3.0 million and sales and redemptions of $41.5 million of Level 3 assets. We transferred $3.1 million out of Level 3 during the three months ended September 30, 2012. Our valuation adjustments (realized and unrealized) decreased the value of our Level 3 assets by $0.1 million.

During the nine months ended September 30, 2012, we recorded purchases of $68.2 million and sales and redemptions of $86.5 million of Level 3 assets. We transferred $4.7 million, net, out of Level 3 during the nine months ended September 30, 2012. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $2.9 million.

At September 30, 2012, Level 3 assets included the following: $162.8 million of auction rate securities and $51.7 million of private equity and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At September 30, 2012, we had commitments to invest in affiliated and unaffiliated investment partnerships of $3.3 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Goodwill - We test goodwill for impairment on an annual basis on July 31 and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all of the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. The estimated fair values are generally determined utilizing methodologies that incorporate price-to-book, price-to-earnings and assets under management multiples of certain comparable companies. We also utilize a discounted cash flow methodology for certain reporting units. At July 31, 2012, each of our company's reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

Intangible Assets - Amortizable intangible assets are amortized over their estimated useful lives and are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, an impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2012, and the daily VaR at September 30, 2012 and December 31, 2011 (in thousands):

	Nine Months Ended September 30, 2012			VAR Calculation at
	High	Low	Daily Average	September 30, 2012	December 31, 2011 (1)

Daily VaR	$8,904	$1,601	$4,403	$8,133	$1,969

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

The following table illustrates the estimated change in net interest margin at September 30, 2012, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	45.9%
+100	23.3%
0	0.00
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank's interest rate sensitivity position at September 30, 2012 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$966,174	$15,285	$8,497	$3
Securities	954,883	227,974	754,878	165,816
Interest-bearing cash	66,319	-	-	-
	$1,987,376	$243,259	$763,375	$165,819

Interest-bearing liabilities:
Transaction accounts and savings	$787,273	$590,372	$1,447,912	$104,216
Certificates of deposit	1,052	181	444	-
Borrowings	-	-	-	16,914
	788,325	590,553	1,448,356	121,130
GAP	1,199,051	(347,294)	(684,981)	44,689
Cumulative GAP	$1,199,051	$851,757	$166,776	$211,465

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $979.2 million, and the fair value of the collateral that had been sold or repledged was $78.4 million.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the "school districts") in transactions involving collateralized debt obligations ("CDOs"). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 10b and Rule 10b-5 of the Exchange Act, Sections 17a(1), 17a(2) and 17a(3) of the Securities Act and Section 15c(1)(A) of the Exchange Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC's lawsuit and intend to vigorously defend the SEC's claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2012.
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 - 31, 2012	70,456	$29.28	70,456	4,049,540
August 1 - 31, 2012	16,686	29.59	16,686	4,032,854
September 1 - 30, 2012	-	-	-	4,032,854
	87,142	$29.34	87,142

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2012, the maximum number of shares that may yet be purchased under this plan was 4.0 million.

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
101.INS
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements. *

*
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
Date: November 9, 2012