Form 10-K
period 2012-12-31
STIFEL FINANCIAL CORP
filed 2013-03-01
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 001-09305

STIFEL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	43-1273600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 N. Broadway, St. Louis, Missouri 63102-2188

(Address of principal executive offices and zip code)

(314) 342-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.15 par value per share	New York Stock Exchange
Chicago Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange
6.70% Senior Notes Due 2022	New York Stock Exchange
5.375% Senior Notes Due 2022	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2012, was $1.8 billion.(1)

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 22, 2013, was 63,052,892.

(1)

In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2012, are incorporated by reference in Part III hereof.

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

•	UBS Financial Services Inc. (“UBS”) – During the third and fourth quarters of 2009, we acquired 56 branches from the UBS Wealth Management Americas branch network.

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

•

Stone & Youngberg LLC (“Stone & Youngberg”) – On October 1, 2011, we acquired Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expanded our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and expanded our Private Client Group.

•

Miller Buckfire & Co. LLC (“Miller Buckfire”) – On December 20, 2012, we acquired Miller Buckfire, an investment banking firm. Miller Buckfire provides a full range of investment banking advisory services, including financial restructuring, mergers and acquisitions, and debt and equity placements.

•

KBW, Inc. (“KBW”) – On February 15, 2013, we acquired KBW, a leading independent authority in the banking, insurance, brokerage, asset management, mortgage banking, real estate and specialty finance sectors. KBW maintained industry-leading positions in research, corporate finance, mergers and acquisitions, as well as sales and trading in equities and debt securities of financial services companies.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative description of business

As of December 31, 2012, we employed 5,343 associates, including 2,041 financial advisors, of which 151 are independent contractors. As of December 31, 2012, through our broker-dealer subsidiaries, we provide securities-related financial services to approximately 1.3 million client accounts of customers from the United States, Canada, and Europe. Our customers include individuals, corporations, municipalities, and institutions. Although we have customers throughout the United States, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel Nicolaus branch system and through CSA. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Nicolaus Branch System

At December 31, 2012, the Private Client Group had a network of 1,890 financial advisors located in 307 branch offices in 45 states and the District of Columbia. In addition, we have 151 independent contractors.

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

Customer Financing

Client securities transactions are effected on either a cash or margin basis. When securities are purchased on a margin basis, the customer deposits less than the full cost of the security in their account. We make a loan to the customer for the balance of the purchase price. Such loans are collateralized by the purchased securities. The amounts of the loans are subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, Financial Industry Regulatory Authority, Inc. (“FINRA”) margin requirements, and our internal policies, which usually are more restrictive than Regulation T or FINRA requirements. In permitting customers to purchase securities on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the amount of the customers’ indebtedness.

We offer securities-based lending through Stifel Bank, which allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. We establish approved lines and advance rates against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of securities-based lending are the amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $3.7 billion at December 31, 2012. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bank not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances.

Stifel Trust

During 2011, we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a trust company. Stifel Trust provides a wide range of trust, investment, agency and custodial services for our individual and corporate clients.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate, and consisted of 1,134 employees at December 31, 2012.

Research

Our research department consisted of 207 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach on servicing our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Located in various cities in the United States as well as Geneva, London, Madrid, Toronto and Calgary, our equity sales and trading team, consisting of 199 professionals and support associates, services approximately 2,000 clients globally.

The fixed income institutional sales and trading group consists of 255 professionals and support associates and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades in both tax-exempt and taxable products, with diversification across municipal, corporate, government agency, and mortgage-backed securities.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 289 professionals and support associates, focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

Our public finance group, consisting of 108 professionals and support staff, acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and acts as manager or participant in offerings managed by other firms.

Syndicate

Our syndicate department coordinates marketing, distribution, pricing, and stabilization of our managed equity and debt offerings. In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the deferred compensation plan modification, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges. At December 31, 2012, we employed 694 persons in this segment.

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

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our private client and capital markets businesses. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise. We intend to pursue the following strategies with discipline:

•

Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 307 at December 31, 2012, and our branch-based financial advisors from 262 to 1,890 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $137.9 billion at December 31, 2012. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•

Further expand our institutional equity business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 86 analysts covering over 1,200 companies at December 31, 2012. In addition, as of December 31, 2012, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•

Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. With the merger with TWPG in 2010 and our acquisition of Miller Buckfire in 2012, we have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a mid-tier focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle-market and continue to align our investment banking coverage with our research footprint.

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

•

Establishment of Stifel Trust Company N.A. During 2011 we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a Trust Company. Stifel Trust provides a wide range of trust, investment, agency and custodial services for our individual and corporate clients. We intend to expand our offering of trust services to our private client group clients.

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

We rely on the expertise acquired in our market area over our 122-year history, our personnel, and our equity capital to operate in the competitive environment.

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

Several of our wholly owned subsidiaries, including Missouri Valley Partners, Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, Timberline Asset Management LLC, and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

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

SN Canada is required by the IIROC to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. The CIPF provides protection for securities and cash held in client accounts. This coverage does not protect against market fluctuations.

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

•

Proprietary Trading. The Dodd-Frank Act adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments as determined by federal regulators. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities,” “risk-mitigating hedging activities,” and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including our company, unless an exception applies. The scope of the Volcker Rule will be more fully defined and implemented over a multi-year period through rulemakings by several federal agencies. As such, we cannot fully assess the impact of the Volcker Rule on our business until final rules and regulations are adopted.

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

Capital Requirements

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the FDIC and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and Stifel Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

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

Public Company Regulation

As a public company whose common stock is listed on the New York Stock Exchange (“NYSE”) and the Chicago Stock Exchange (“CHX”), we are subject to corporate governance requirements established by the SEC, NYSE, and CHX, as well as federal and state law. Under the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of our Audit and Compensation Committees, ethical standards for our senior financial officers, implementation of an internal control structure and procedures for financial reporting, and additional responsibilities regarding financial statements for our Chief Executive Officer and Chief Financial Officer and their assessment of our internal controls over financial reporting. Compliance with all aspects of the Act, particularly the provisions related to management’s assessment of internal controls, has imposed additional costs on our company, reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

Executive Officers

Information regarding our executive officers and their ages as of February 22, 2013, are as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	54	Co-Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel Nicolaus.
Thomas W. Weisel	71	Co-Chairman of the Board of Directors of the Company.
James M. Zemlyak	53	Senior Vice President, Chief Financial Officer, and Director of the Company and Executive Vice President, Chief Operating Officer, and Director of Stifel Nicolaus.
Bernard N. Burkemper	64	Senior Vice President, Treasurer, and Controller of the Company and Chief Financial Officer of Stifel Nicolaus.
S. Chad Estep	39	Senior Vice President of the Company and Chief Compliance Officer of Stifel Nicolaus.
Thomas B. Michaud	48	Senior Vice President and Director of the Company
Richard J. Himelfarb	71	Vice Chairman, Senior Vice President and Director of the Company and Executive Vice President, Chairman of Investment Banking, and Director of Stifel Nicolaus.
David M. Minnick	56	Senior Vice President and General Counsel of the Company and Stifel Nicolaus.
Thomas P. Mulroy	51	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Institutional Group, and Director of Stifel Nicolaus.
Victor J. Nesi	52	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Institutional Group, and Director of Stifel Nicolaus.
Ben A. Plotkin	57	Vice-Chairman, Senior Vice President and Director of the Company and Executive Vice President of Stifel Nicolaus.
David D. Sliney	43	Senior Vice President of the Company and Senior Vice President and Director of Stifel Nicolaus.

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

Thomas B. Michaud was elected to the Board of Directors of our company in February 2013 after the completion of the merger between our company and KBW, Inc. Mr. Michaud serves as Senior Vice President of the Company and Chairman, Chief Executive Officer and President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013. Prior thereto, Mr. Michaud served as the Chief Executive Officer and President of KBW, Inc. since October 2011 and a Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011. From 1994 until 2001, he was an elected member of the Representative Town Meeting of the Town of Greenwich, Connecticut. The Representative Town Meeting is the legislative body for the Town of Greenwich. He is also a member of the Board of Advisors of the Greenwich Chapter of the American Red Cross, a member of the board of directors of the Foreign Policy Association, a non-profit organization, and serves on the Middlebury College Capital Campaign Committee.

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

Victor J. Nesi has served as Senior Vice President, Director of Investment Banking, and Co-Director of our Institutional Group since July 2009. Mr. Nesi has served as Director of our company since August 2009. Mr. Nesi has responsibility for corporate finance investment banking activities and is Co-Director of our Capital Markets segment. Mr. Nesi has more than 20 years of banking and private equity experience, most recently with Merrill Lynch, where he headed the global private equity business for the telecommunications and media industry. From 2005 to 2007, he directed Merrill Lynch’s investment banking group for the Americas region. Prior to joining Merrill Lynch in 1996, Mr. Nesi spent seven years as an investment banker at Salomon Brothers and Goldman Sachs.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

We are affected by difficult domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are generally affected by domestic and international macroeconomic and political conditions, including levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. These conditions may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including the levels of trading, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest rates, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

During the last five years we have experienced operating cycles during generally weak and uncertain U.S. and global economic conditions, including lower levels of economic output, artificially maintained levels of historically low interest rates, high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These conditions have led to several factors in the global financial markets that have negatively impacted our net revenue and profitability. While select factors indicate signs of improvement, significant uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, further reductions to the general level of short term interest rates, a return to increased dislocations in the credit markets, and other negative market factors may significantly impair our revenues and profitability. We may experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from the number and size of transactions in which we provide underwriting, financial advisory and other services, increased credit provisions and charge-offs, losses sustained from our customers and market participants failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses may be accompanied by periods of reduced profitability because certain of our expenses including but not limited to our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short periods of time is limited.

In August 2011, the credit rating agency Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook. The downgrade reflected S&P’s view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. The two other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings. We have specific concerns relating to future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies that could have material adverse impacts on financial markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse effect on our business, financial condition and liquidity. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

Additionally, the negative impact on economic conditions and global markets from further European Union’s (“EU”) sovereign debt matters could adversely affect our business, financial condition and liquidity. Concerns about the EU sovereign debt have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the U.S., non-U.S. governments, and international agencies. The Fed regulates the supply of money and credit in the U.S. Fed policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

U.S. state and local governments also continue to struggle with budget pressures caused by the recent recession, and concerns regarding municipal issuer credit quality. If these trends continue, investor concerns could potentially reduce the number and size of transactions in which we participate and in turn reduce investment banking revenues.

Declines in the real estate market over the past few years, along with high foreclosure rates and prolonged high unemployment rates, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Lack of liquidity or access to capital could impair our business and financial condition.

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our broker-dealer or bank subsidiaries are inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors and selling assets at prices that may be less favorable to us. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for unsecured borrowings within our primary broker-dealer subsidiary, accessibility to credit markets for secured borrowing and diminished access to the capital markets at the parent company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

The availability of outside financing, including access to the credit and capital markets, depends on a variety of factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit rating. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. Additionally, lenders may from time to time curtail, or even cease, to provide funding to borrowers as a result of any future concerns about the stability of the markets generally, and the strength of counterparties specifically.

If our credit rating was downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our relationships with clients. Such a reduction in our credit rating could also adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Form 10-K for additional information on liquidity and how we manage our liquidity risk.

We may experience difficulties, unexpected costs and delays in integrating the KBW businesses, business models and cultures and we may not realize synergies, efficiencies or cost savings from the merger.

The success of our company following the completion of the merger may depend in large part on the ability to integrate the two companies’ businesses, business models and cultures. In particular, investment banking businesses depend to a large degree on the efforts and performance of individual employees whose efforts and performance may be affected by any difficulties in the integration of the businesses. In the process of integration, we may experience difficulties, unanticipated costs and delays. The challenges involved in the integration may include:

•	the necessity of addressing possible differences in corporate cultures and management philosophies;

•	retaining personnel from different companies and integrating them into a new business culture while maintaining their focus on providing consistent, high-quality client service;

•	integrating information technology systems and resources;

•	integrating accounting systems and adjusting internal controls to cover KBW’s operations;

•	unforeseen expenses or delays associated with the transaction;

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the transaction; and

•	meeting the expectations of clients with respect to the integration.

The integration of certain operations following the transaction will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the ongoing businesses of our company. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of our company.

It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our company’s ability to maintain relationships with clients and employees or the ability to achieve the anticipated benefits of the transaction, or could reduce our company’s earnings or otherwise adversely affect the business and financial results of our company. In addition, the integration process may strain our company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives.

Even if we are able to integrate the businesses and operations successfully, there can be no assurance that this integration will result in any synergies, efficiencies or cost savings or that any of these benefits will be achieved within a specific time frame. Any of these factors could adversely affect our company’s business and results of operations.

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, corporate debt, trading account assets and liabilities and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements which could adversely affect our profitability.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing market risk.

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets do not meet their performance obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealer businesses exposing us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date.

We borrow securities from and lend securities to other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We manage the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. A significant deterioration in the credit quality of one of our counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure. We may require counterparties to deposit additional collateral or substitute collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients. A failure of a depository institution to return these deposits could severely impact our operating liquidity, could result in significant reputational damage, and adversely impact our financial performance.

We also incur credit risk by lending to businesses and individuals including, but not limited to, C&I loans, commercial and residential mortgage loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities. We incur credit risk through our investments which include mortgage backed securities, collateralized mortgage obligations, auction rate securities, and other municipal securities.

The credit quality of Stifel Bank’s loans and investment portfolios can have a significant impact on earnings and overall financial performance. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to a natural disaster, act of terrorism, severe weather event, or economic event, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities which we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. In addition, we may incur losses as a result of proprietary positions we hold.

From time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

We have made principal investments in private equity funds and other illiquid investments, which are typically private limited partnership interests and securities that are not publicly traded. There is risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or that we may otherwise be unable to complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent EU sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

We have experienced increased pricing pressures in areas of our business which may impair our future revenue and profitability.

In recent years, our business has experienced increased pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

Growth of our business could increase costs and regulatory risks.

We may incur significant expenses in connection with further expansion of our existing businesses, or recruitment of financial advisors, or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Expansion may also create a need for additional compliance, documentation, risk management and internal controls procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue strategic acquisitions, we may be unable to complete such acquisitions on acceptable terms, or be unable to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and/or complexity. This effort, together with difficulties we may encounter in integrating an acquired business, could have an adverse affect on our business, financial condition, and results of operations. In addition, we may need to raise equity capital or borrow to finance such acquisitions, which could dilute our shareholders or increase our leverage. Any such borrowings might not be available on terms as favorable to us as our current borrowings, or perhaps at all.

The rapid growth of Stifel Bank may expose us to increased operational risk, credit risk, and sensitivity to market interest rates along with increased regulation, examinations, and supervision by regulators.

We have experienced rapid growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities, of Stifel Bank, which is funded by customer deposits. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration-related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities. In addition, Stifel Bank has significantly grown its mortgage banking business. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing, location and reputation in relevant markets. Over time there has been substantial consolidation and convergence among companies in the financial services industry which has significantly increased the capital base and geographic reach of our competitors. See the section entitled “Competition” of Item 1 of this Form 10-K for additional information about our competitors. Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities and skills of our employees and financial advisors. As such, to compete effectively we must attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel. Competitive pressures we experience could have an adverse affect on our business, results of operations, financial condition and liquidity.

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms. Domestic commercial banks and investment banking boutique firms have entered the broker-dealer business, and large international banks are now serving our markets as well. Legislative and regulatory initiatives which eased what were at one time restrictions on the sales of securities and underwriting activities by commercial banks have increased competition. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others. This increased competition could cause our business to suffer.

Competition for personnel within the financial services industry is intense. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significantly more resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims in the past and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.

To remain competitive, our future success also depends in part on our ability to develop and enhance our products and services. In addition, the continued development of internet, networking or telecommunication technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

We are exposed to operational risk.

Our diverse operations are exposed to risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our businesses depend on our ability to process and monitor, on a daily basis, a large number of complex transactions across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, failure to meet corporate fiduciary standards, business disruption or system failures and failed transaction processing. Also, increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

While we have business contingency plans in place, our ability to conduct business may be adversely affected by a disruption involving physical site access, catastrophic events including weather related events, events involving electrical, environmental or communications, as well as events impacting services provided by others that we rely upon which could impact our employees or third parties with whom we conduct business. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing operational risk.

Our businesses depend on technology.

Our businesses rely extensively on electronic data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards.

Our continued success will depend, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients and damage to our reputation.

Customer, public and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although to-date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, computer viruses and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

Extraordinary trading volumes beyond reasonably foreseeable spikes in volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. While we have made investments to maintain the reliability and scalability of our systems and added hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels for client service and client satisfactions and harm to our reputation.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing these types of operational risk.

We are subject to risks of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence, or acts of fraud by our employees.

Many aspects of our business involve substantial risks of liability, arising from the normal course of business. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. The risk associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time.

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

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending litigation and claims continue to increase. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations as such fees occur.

See Item 3, “Legal Proceedings” in this Form 10-K for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K for discussion regarding our approach to managing legal risk.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.

Our financial instruments, including certain trading assets and liabilities, available for sale securities, investments, including ARS, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7, and Note 2 of the Notes to Consolidated Financial Statements, in this Form 10-K.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K.

We are exposed to risk from international markets.

We do business in other parts of the world and, as a result, are exposed to a number of risks, including economic, market, litigation and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified because generally non-U.S. trading markets are smaller, less liquid and more volatile than U.S. trading markets. Additionally, a political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Changes in regulations resulting from either the Dodd-Frank act or any new regulations may affect our businesses.

The market and economic conditions over the past few years have led to legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, while the details of many provisions are subject to additional studies and final rule writing by various applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd—Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and its operations and interact with regulators, all of which while not currently anticipated to, could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the establishment of a fiduciary standard for broker-dealers, regulatory oversight of incentive compensation, the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading.

Additionally, we are closely monitoring regulatory developments related to the “Volcker Rule.” Until the final regulations under the Volcker Rule are adopted, the precise definition of prohibited “proprietary trading”, the scope of any exceptions for market making and hedging, and the scope of permitted hedge fund and private equity fund activities remains uncertain. It is unclear under the proposed rules whether some portion of our market-making and risk mitigation activities, as currently conducted, will be required to be curtailed or will be otherwise adversely affected. In addition, the rules, if enacted as proposed, would prohibit certain securitization structures and would bar U.S. banking entities from sponsoring or investing in certain non-U.S. funds. Also, with respect to certain of our investments in illiquid private equity funds, should regulators not exercise their authority to permit us to hold such investments beyond the minimum statutory divestment period, we could incur substantial losses when we dispose of such investments, as we may be forced to sell such investments at a substantial discount in the secondary market as a result of both the constrained timing of such sales and the possibility that other financial institutions are likewise liquidating their investments at the same time. When the regulations are final, we will be in a position to complete a review of our relevant activities to make plans to implement compliance with the Volcker Rule, which will likely not require full conformance until July 2014, subject to extensions. See Item 1, Business – Regulation,” for additional information on how the Dodd-Frank Act may impact our company.

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

We operate in a highly regulated industry in which future developments could adversely affect our business and financial condition.

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business including, but not limited to, sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees. If laws or regulations are violated, we could be subject to one or more of the following: civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, the revocation of the licenses of our financial advisors, censures, fines or a temporary suspension or permanent bar from conducting business. Any of those events could have a material adverse effect on our business, financial condition and prospects.

As a financial holding company, we are regulated by the Federal Reserve. Stifel Bank is also regulated by the FDIC. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment has caused increased focus on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by our regulators could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

See the section entitled “Business—Regulation” within Item 1 of this Form 10-K for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition or results of operation.

Failure to comply with regulatory capital requirements would significantly harm our business.

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our Canada based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction.

Our company and its bank subsidiary are subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and its bank subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and its bank subsidiary to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm operations and our financial condition.

Additionally, as a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments of our obligations including, among others, debt service. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds the holding company needs to make payments on any such obligations.

See Note 20 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulations and capital requirements.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Stocks of financial institutions have, from time to time, experienced significant downward pressure in connection with economic conditions or events and may again experience such pressures in the future. Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, including those who have joined us from companies we have acquired, reduce our access to debt or equity capital and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with future acquisitions.

Our current shareholders may experience dilution in their holdings if we issue additional shares of common stock as a result of future offerings or acquisitions where we use our common stock.

As part of our business strategy, we may seek opportunities for growth through strategic acquisitions in which we may consider issuing equity securities as part of the consideration. Additionally, we may obtain additional capital through the public sale of debt or equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock. Moreover, if we issue additional shares of common stock in connection with equity compensation, future acquisitions, or as a result of financing, an investor’s ownership interest in our company will be diluted.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales or issuance of shares of our common stock or securities convertible into or exchangeable for common stock.

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

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2012. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2022. We have multiple sublease arrangements for approximately 20,000 square feet of office space in San Francisco, California, the terms of which expire at various times through 2015.

Location	Approximate Square Footage	Use
St. Louis, Missouri (1)	434,000	Headquarters and administrative offices of Stifel Nicolaus, Global Wealth Management operations (including CSA), and Institutional Group operations.
New York, New York	112,000	Global Wealth Management and Institutional Group operations.
Baltimore, Maryland	76,000	Institutional Group operations and Administrative offices.
San Francisco, California	104,000	Global Wealth Management and Institutional Group operations.
Florham Park, New Jersey	50,000	Global Wealth Management and Institutional Group operations.
Toronto, Ontario	20,000	Institutional Group operations.

(1)

During the year ended December 31, 2011, we purchased our principal executive offices in St. Louis, Missouri. As of December 31, 2012, we occupy approximately 134,000 square feet of the available space in the building, and we anticipate taking additional space over time.

We also maintain operations in 340 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 307 private client offices, which are primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. In addition, Stifel Bank leases several locations for its administrative offices and operations. Our Institutional Group segment leases 32 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure in business based upon our company’s settlement with the school districts and pursuit of claims against the RBC entities. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs. The FINRA hearing panel dismissed all other charges against TWP and the former employee. On February 15, 2013, the National Adjudicatory Council dismissed FINRA’s appeal, which affirmed the hearing panel’s decision as the final decision of FINRA.

EDC Bond Issuance Matter

On January 16, 2012, our company and Stifel Nicolaus were named as defendants in a suit filed in Wisconsin state court with respect to Stifel Nicolaus’ role as initial purchaser in a $50.0 million bond offering under Rule 144A in January 2008. The bonds were issued by the Lake of the Torches Economic Development Corporation (“EDC”) in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the “Tribe”), who are also defendants in the action, together with Godfrey & Kahn, S.C. (“G&K”) who served as both issuer’s counsel and bond counsel in the transaction. In an action in federal court in Wisconsin related to the transaction, EDC was successful in its assertion that the bond indenture was void as an unapproved “management contract” under National Indian Gaming Commission regulations, and that accordingly the Tribe’s waiver of sovereign immunity contained in the indenture was void. After a remand from the Seventh Circuit Court of Appeals, a new federal action continues regarding the validity of the bond documents other than the bond indenture, and our company and Stifel Nicolaus are defendants in this new federal action.

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, “Saybrook”), and Wells Fargo Bank, NA (“Wells Fargo”), indenture trustee for the bonds (collectively, “plaintiffs”), also brought a Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. The parties have agreed to stay the state court action until the federal court rules on whether it has jurisdiction over the new federal action. Saybrook is the plaintiff in the new federal action and in the state court action. The plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe’s waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys’ fees from us. On May 2, 2012, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus in the new federal court action. The case is currently stayed while the federal court considers whether it has jurisdiction over the lawsuit. If the federal court determines it does not have jurisdiction, the action will continue in Wisconsin state court. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

Lac Courte Orielles Tribal lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action seeking to establish jurisdiction of the Tribal Lawsuit in the United States District Court for the Western District of Wisconsin. On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the Tribe’s claims and intend to vigorously defend the allegations.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 22, 2013, was $38.04. As of that date, our common stock was held by approximately 20,700 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2012		2011
	High	Low	High	Low
First quarter	$39.84	$32.02	$49.94	$40.68
Second quarter	$38.65	$29.33	$48.91	$34.97
Third quarter	$36.44	$28.10	$40.44	$23.09
Fourth quarter	$35.18	$28.80	$34.50	$23.72

We did not pay cash dividends during 2012 or 2011 and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 20 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 – 31, 2012	—	$—	—	4,032,854
November 1 – 30, 2012	75,000	29.56	75,000	3,957,854
December 1 – 31, 2012	—	—	—	3,957,854

	75,000	$29.56	75,000

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2012, the maximum number of shares that may yet be purchased under this plan was 4.0 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the Securities Broker-Dealer Index for the five year period ended December 31, 2012. The AMEX Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index does not include our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2007, in our common stock, the Peer Group Index, the S&P 500 Index, and the AMEX Securities Broker-Dealer Index, with reinvestment of dividends.

	2008	2009	2010	2011	2012
Stifel Financial Corp.	$131	$169	$177	$137	$137
Peer Group	$67	$96	$108	$81	$102
S&P 500 Index	$63	$80	$92	$94	$109
AMEX Securities Broker-Dealer Index	$37	$55	$59	$40	$45

*Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

FBR & Co.	Raymond James Financial, Inc.
Jefferies Group, Inc.	SWS Group, Inc.
JMP Group, Inc.	Stifel Financial Corp.
KBW Inc.	Piper Jaffray Companies
Oppenheimer Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues:
Commissions	$512,976	$561,081	$445,260	$345,520	$341,090
Principal transactions	408,484	343,213	453,533	458,188	293,285
Investment banking	286,585	199,584	218,104	125,807	83,710
Asset management and service fees	257,981	228,834	193,159	117,357	122,773
Interest	109,776	89,466	65,326	46,860	50,148
Other income/(loss)	70,231	19,731	19,855	9,138	(2,159)

Total revenues	1,646,033	1,441,909	1,395,237	1,102,870	888,847

Interest expense	33,383	25,347	13,211	12,234	18,510

Net revenues	1,612,650	1,416,562	1,382,026	1,090,636	870,337

Non-interest expenses:
Compensation and benefits	1,023,943	900,421	1,056,202	718,115	582,778
Occupancy and equipment rental	130,247	121,929	115,742	89,741	67,984
Communications and office supplies	80,941	75,589	69,929	54,745	45,621
Commissions and floor brokerage	30,870	27,040	26,301	23,416	13,287
Other operating expenses	120,777	152,975	114,081	84,205	68,898

Total non-interest expenses	1,386,778	1,277,954	1,382,255	970,222	778,568

Income before income tax expense	225,872	138,608	(229)	120,414	91,769
Provision for income taxes/(benefit)	87,299	54,474	(2,136)	44,616	36,267

Net income	$138,573	$84,134	$1,907	$75,798	$55,502

Earnings per common share:
Basic	$2.59	$1.61	$0.04	$1.79	$1.54
Diluted	$2.20	$1.33	$0.03	$1.56	$1.32
Weighted average number of common shares outstanding:
Basic	53,563	52,418	48,723	42,445	36,103
Diluted	62,937	63,058	57,672	48,441	42,109
Financial Condition
Total assets	$6,966,140	$4,951,900	$4,213,115	$3,167,356	$1,558,145
Long-term obligations	$471,810	$89,457	$90,741	$101,979	$106,860
Shareholders’ equity	$1,494,661	$1,302,105	$1,253,883	$873,446	$593,185

On March 7, 2011, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on April 5, 2011 to shareholders of record as of March 22, 2011. All share and per share information has been retroactively adjusted to reflect the stock split.

The following items should be considered when comparing the data from year-to-year: 1) the acquisition of the UBS Acquired Locations during the third and fourth quarters of 2009; 2) the merger with TWPG on July 1, 2010; 3) the acceleration of our deferred compensation expense during 2010 as a result of the plan modification; 3) litigation-related expenses in 2011 associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts; 4) the acquisition of Stone & Youngberg on October 1, 2011; and 5) the realized and unrealized gains recognized on our investment in Knight Capital Group, Inc. during 2012. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year-to-year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), and Stifel Nicolaus Canada, Inc. (“SN Canada”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, two Canadian cities, and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

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

Results for the year ended December 31, 2012

For the year ended December 31, 2012, our net revenues increased 13.8% to a record $1.61 billion compared to $1.42 billion in 2011, which represents our seventeenth consecutive annual increase in net revenues. Net income increased 64.7% to $138.6 million for the year ended December 31, 2012, compared to $84.1 million in 2011.

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

External Factors Impacting our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers’ assets under management. The municipal underwriting market is challenging as state and local governments reduce their debt levels. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks. Investor confidence has been dampened by continued uncertainty surrounding the U.S. fiscal and debt ceiling, the debt concerns in Europe, and sluggish employment growth.

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 30, 2012, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 7.3%, 13.4%, and 15.9% higher than their December 31, 2011 closing prices, respectively.

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

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change			As a Percentage of Net Revenues for the Year Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010	2012	2011	2010
Revenues:
Commissions	$512,976	$561,081	$445,260	(8.6	) %	26.0%	31.8%	39.6%	32.2%
Principal transactions	408,484	343,213	453,533	19.0		(24.3)	25.3	24.2	32.8
Investment banking	286,585	199,584	218,104	43.6		(8.5)	17.8	14.1	15.8
Asset management and service fees	257,981	228,834	193,159	12.7		18.5	16.0	16.2	14.0
Interest	109,776	89,466	65,326	22.7		37.0	6.8	6.3	4.7
Other income	70,231	19,731	19,855	255.9		(0.6)	4.4	1.4	1.5

Total revenues	1,646,033	1,441,909	1,395,237	14.2		3.3	102.1	101.8	101.0
Interest expense	33,383	25,347	13,211	31.7		91.9	2.1	1.8	1.0

Net revenues	1,612,650	1,416,562	1,382,026	13.8		2.5	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,023,943	900,421	1,056,202	13.7		(14.7)	63.5	63.6	76.4
Occupancy and equipment rental	130,247	121,929	115,742	6.8		5.3	8.1	8.6	8.4
Communication and office supplies	80,941	75,589	69,929	7.1		8.1	5.0	5.3	5.1
Commissions and floor brokerage	30,870	27,040	26,301	14.2		2.8	1.9	1.9	1.9
Other operating expenses	120,777	152,975	114,081	(21.0)		34.1	7.5	10.8	8.3

Total non-interest expenses	1,386,778	1,277,954	1,382,255	8.5		(7.5)	86.0	90.2	100.1

Income before income taxes	225,872	138,608	(229)	63.0		*	14.0	9.8	(0.1)
Provision for income taxes/(benefit)	87,299	54,474	(2,136)	60.3		*	5.4	3.9	(0.2)

Net income	$138,573	$84,134	$1,907	64.7%		* %	8.6%	5.9%	0.1%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Commissions	$512,976	$561,081	$445,260	(8.6	) %	26.0%
Principal transactions	408,484	343,213	453,533	19.0		(24.3)
Investment banking:
Capital raising	190,502	124,648	135,898	52.8		(8.3)
Advisory	96,083	74,936	82,206	28.2		(8.8)

	286,585	199,584	218,104	43.6		(8.5)
Asset management and service fees	257,981	228,834	193,159	12.7		18.5
Net interest	76,393	64,119	52,115	19.1		23.0
Other income	70,231	19,731	19,855	255.9		(0.6)

Total net revenues	$1,612,650	$1,416,562	$1,382,026	13.8%		2.5%

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Except as noted in the following discussion of variances, the underlying reasons for the increase in net revenues can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment. The increase in net revenues for the year ended December 31, 2012 is attributable to the previously mentioned factors.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2012, commission revenues decreased 8.6% to $513.0 million from $561.1 million in 2011. The decrease in commission revenues is primarily attributable to a decrease in OTC transactions from the comparable period in 2011.

Principal transactions – For the year ended December 31, 2012, principal transactions revenues increased 19.0% to $408.5 million from $343.2 million in 2011. The increase in principal transactions revenues is primarily attributable to improved fixed income institutional brokerage revenues as a result of strong trading volumes and improved credit spreads.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, mergers and acquisitions, private placements and other investment banking advisory fees.

For the year ended December 31, 2012, investment banking revenues increased 43.6%, to $286.6 million from $199.6 million in 2011. The increase in investment banking revenues is primarily attributable to an increase in capital raising revenues, which is primarily attributable to improved equity capital markets, strong public finance activity aided by our acquisition of Stone & Youngberg in October 2011 and an increase in advisory fees as a result of an increase in M&A activity.

Capital raising revenues increased 52.8% to $190.5 million for the year ended December 31, 2012 from $124.6 million in 2011.

For the year ended December 31, 2012, fixed income capital raising revenues increased 107.6% to $55.4 million from $26.6 million in 2011. For the year ended December 31, 2012, equity capital raising increased 37.9% to $135.1 million from $98.0 million in 2011.

Strategic advisory fees increased 28.2% to $96.1 million for the year ended December 31, 2012 from $74.9 million in 2011.

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

For the year ended December 31, 2012, asset management and service fee revenues increased 12.7% to $258.0 million from $228.8 million in 2011. The increase is primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from December 31, 2011, as a result of market performance. See “Assets in fee-based accounts” included in the table in “Results of Operations – Global Wealth Management.”

Other income – For the year ended December 31, 2012, other income increased 255.9% to $70.2 million from $19.7 million in 2011. Other income primarily includes investment gains, including gains on our private equity investments, and mortgage banking fee income. The increase in other income is primarily attributable to $39.0 million in realized and unrealized gains recognized on our investment in Knight Capital Group, Inc.

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

Other income – For the year ended December 31, 2011, other income decreased 0.6% to $19.7 million from $19.9 million in 2010. The decrease is primarily attributable to lower investment gains recognized during 2011, offset by an increase in mortgage banking fee income due to the increase in loan originations at Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$488,899	$19,079	3.90%	$456,208	$18,681	4.09%	$385,040	$16,532	4.29%
Interest-earning assets (Stifel Bank) *	2,867,628	74,864	2.60%	1,937,683	56,970	2.94%	1,293,339	35,146	2.72%
Other (Stifel Nicolaus)		15,833			13,815			13,648

Total interest revenue		$109,776			$89,466			$65,326

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$184,413	$2,029	1.10%	$199,613	$2,296	1.15%	$108,784	$1,102	1.01%
Interest-bearing liabilities (Stifel Bank) *	2,665,523	15,013	0.56%	1,805,544	16,731	0.93%	1,191,747	5,188	0.44%
Stock loan (Stifel Nicolaus)	137,284	216	0.16%	124,130	369	0.30%	69,507	262	0.38%
Senior notes (Stifel Financial)	168,989	12,431	7.36%	—	—	—%	—	—	—%
Interest-bearing liabilities (Capital Trusts)	82,500	2,956	3.58%	82,500	3,929	4.76%	82,500	5,077	6.15%
Other (Stifel Nicolaus)		738			2,022			1,582

Total interest expense		$33,383			$25,347			$13,211

Net interest income		$76,393			$64,119			$52,115

*	See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2012, net interest income increased 19.1% to $76.4 million from $64.1 million in 2011.

For the year ended December 31, 2012, interest revenue increased 22.7% to $109.8 million from $89.5 million in 2011, principally as a result of a $17.9 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.9 billion during the year ended December 31, 2012 compared to $1.9 billion in 2011 at weighted average interest rates of 2.60% and 2.94%, respectively.

For the year ended December 31, 2012, interest expense increased 31.7% to $33.4 million from $25.3 million in 2011. The increase is primarily attributable to the interest expense associated with our $325.0 million senior notes, offset by a reduction in interest expense on $47.5 million of our debentures to Stifel Financial Capital Trusts whose interest rates switched from fixed rate of 6.8% per year to a floating rate equal to the three-month LIBOR plus 1.85% per annum during 2012.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Net interest income – For the year ended December 31, 2011, net interest income increased to $64.1 million from $52.1 million in 2010.

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

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Non-interest expenses:
Compensation and benefits	$1,023,943	$900,421	$1,056,202	13.7%	(14.7	) %
Occupancy and equipment rental	130,247	121,929	115,742	6.8	5.3
Communications and office supplies	80,941	75,589	69,929	7.1	8.1
Commissions and floor brokerage	30,870	27,040	26,301	14.2	2.8
Other operating expenses	120,777	152,975	114,081	(21.0)	34.1

Total non-interest expenses	$1,386,778	$1,277,954	$1,382,255	8.5%	(7.5	) %

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

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

For the year ended December 31, 2012, compensation and benefits expense increased 13.7%, or $123.5 million, to $1.02 billion from $900.4 million in 2011 The increase in compensation and benefits expense is primarily attributable to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) increased fixed compensation for the additional administrative support staff; 3) additional incentive compensation associated with our investment in Knight Capital Group, Inc.; and 4) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Compensation and benefits expense as a percentage of net revenues was 63.5% for the year ended December 31, 2012 compared to 63.6% for the year ended December 31, 2011.

For the year ended December 31, 2012, transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, was $80.9 million (5.0% of net revenues), compared to $70.9 million (5.0% of net revenues) in 2011. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the year ended December 31, 2012, occupancy and equipment rental expense increased 6.8% to $130.2 million from $121.9 million during the year ended December 31, 2011. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations. As of December 31, 2012, we have 340 locations compared to 320 at December 31, 2011.

Communications and office supplies – Communications expense includes costs for telecommunication and data transmission, primarily for obtaining third-party market data information. For the year ended December 31, 2012, communications and office supplies expense increased 7.1% to $80.9 million from $75.6 million in 2011. The increase is primarily attributable to increased telecommunications costs as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2012, commissions and floor brokerage expense increased 14.2% to $30.9 million from $27.0 million in 2011. The increase is primarily attributable to the growth of the business.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the year ended December 31, 2012, other operating expenses decreased 21.0% to $120.8 million from $153.0 million during the year ended December 31, 2011, which included $45.5 million of litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts. Excluding the litigation-related expenses other operating expenses increased 12.3% from 2011.

The increase is attributable to increased legal expenses, professional fees, conference expenses and travel and promotion expenses. The increase in legal expenses is attributable to a number of factors, including costs to defend regulatory matters, customer claims, and industry recruiting claims. We are subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters.

Provision for income taxes – For the year ended December 31, 2012, our provision for income taxes was $87.3 million, representing an effective tax rate of 38.6%, compared to $54.5 million in 2011, representing an effective tax rate of 39.3%.

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

For the year ended December 31, 2011, transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, was $70.9 million (5.0% of net revenues), compared to $79.8 million (5.8% of net revenues) in 2010. The upfront notes are amortized over a five to ten year period. The decrease in transition pay is primarily attributable to a reduction in unit amortization expense resulting from the modification of our deferred compensation plan in 2010.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change			As a Percentage of Net Revenues for the Year Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010	2012	2011	2010
Revenues:
Commissions	$361,884	$371,046	$321,541	(2.5	) %	15.4%	36.4%	40.9%	38.2%
Principal transactions	228,221	209,962	239,851	8.7		(12.5)	22.9	23.1	28.4
Asset management and service fees	257,257	228,045	192,073	12.8		18.7	25.9	25.1	22.8
Interest	97,091	79,083	54,543	22.8		45.0	9.8	8.7	6.5
Investment banking	45,254	20,475	22,768	121.0		(10.1)	4.5	2.3	2.7
Other income	23,215	21,442	22,202	8.3		(3.4)	2.3	2.3	2.6

Total revenues	1,012,922	930,053	852,978	8.9		9.0	101.8	102.4	101.2
Interest expense	17,733	21,895	9,709	(19.0)		125.5	1.8	2.4	1.2

Net revenues	995,189	908,158	843,269	9.6		7.7	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	578,652	528,835	503,456	9.4		5.0	58.1	58.2	59.7
Occupancy and equipment rental	63,162	61,548	60,886	2.6		1.1	6.3	6.8	7.2
Communication and office supplies	36,217	34,170	31,356	6.0		9.0	3.6	3.8	3.7
Commissions and floor brokerage	12,999	11,729	12,126	10.8		(3.3)	1.3	1.3	1.5
Other operating expenses	35,976	36,494	41,422	(1.4)		(11.9)	3.7	4.0	4.9

Total non-interest expenses	727,006	672,776	649,246	8.1		3.6	73.0	74.1	77.0

Income before income taxes	$268,183	$235,382	$194,023	13.9%		21.3%	27.0%	25.9%	23.0%

	December 31, 2012	December 31, 2011	December 31, 2010
Branch offices (actual)	307	291	285
Financial advisors (actual)	1,890	1,833	1,775
Independent contractors (actual)	151	154	160
Assets in fee-based accounts:
Value (in thousands)	$20,787,676	$18,415,613	$14,800,052
Number of accounts (actual)	80,855	70,314	57,269

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

NET REVENUES

For the year ended December 31, 2012, Global Wealth Management net revenues increased 9.6% to a record $995.2 million from $908.2 million in 2011. The increase in net revenues for the year ended December 31, 2012 from 2011 is attributable to growth in asset management and service fees as a result of an increase in assets under management through market performance; higher investment banking revenues; increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank, offset by a decline in commission revenues. The difficult market conditions have impacted the commission revenues derived from our retail clients during 2012.

Commissions – For the year ended December 31, 2012, commission revenues decreased 2.5% to $361.9 million from $371.0 million in 2011. The decrease in commission revenues is primarily attributable to a decrease in agency transactions, primarily equities and insurance products.

Principal transactions – For the year ended December 31, 2012, principal transactions revenues increased 8.7% to $228.2 million from $210.0 million in 2011. The increase in principal transactions revenues is primarily attributable to increased volumes in fixed income products from 2011.

Asset management and service fees – For the year ended December 31, 2012, asset management and service fees increased 12.8% to $257.3 million from $228.0 million in 2011. The increase in asset management and service fess is primarily a result of an increase in investment advisory revenues. The value of assets in fee-based accounts increased 12.9% from December 31, 2011, of which approximately 32% is attributable to net inflows and approximately 68% is attributable to market appreciation. See “Assets in fee-based accounts” included in the table above for further details.

Interest revenue – For the year ended December 31, 2012, interest revenue increased 22.8% to $97.1 million from $79.1 million in 2011. The increase in interest revenue is primarily attributable to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential” below for a further discussion of the changes in net interest income.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 121.0% to $45.3 million from $20.5 million in 2011. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2012, other income increased 8.3% to $23.2 million from $21.4 million in 2011. The increase in other income is primarily attributable to an increase in mortgage banking fees due to the increase in loan originations and sales at Stifel Bank and an increase in investment gains from 2011.

Interest expense – For the year ended December 31, 2012, interest expense decreased 19.0% to $17.7 million from $21.9 million in 2011. The decrease in interest expense is primarily attributable to a decrease in interest expense on the interest-bearing liabilities at Stifel Bank, as a result of lower interest rates.

NON-INTEREST EXPENSES

For the year ended December 31, 2012, Global Wealth Management non-interest expenses increased 8.1% to $727.0 million from $672.8 million in 2011.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during 2012. As of December 31, 2012, we had 307 branch offices compared to 291 at December 31, 2011. In addition, since December 31, 2011, we have added 172 financial advisors and 217 support staff.

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 9.4% to $578.7 million from $528.8 million in 2011. The increase in compensation and benefits expense is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues decreased to 58.1% for the year ended December 31, 2012 compared to 58.2% in 2011. The decrease in compensation and benefits expense as a percent of net revenues is primarily attributable to the increase in net revenues.

Transition pay consists of upfront notes, which are amortized over a five—to ten-year period, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts. Transition pay was $63.3 million (6.4% of net revenues) for the year ended December 31, 2012, compared to $58.3 million (6.4% of net revenues) in 2011.

Occupancy and equipment rental – For the year ended December 31, 2012, occupancy and equipment rental expense increased 2.6% to $63.2 million from $61.5 million in 2011. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in branch offices.

Communications and office supplies – For the year ended December 31, 2012, communications and office supplies expense increased 6.0% to $36.2 million from $34.2 million in 2011. The increase is primarily attributable to increased telecommunications costs as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2012, commissions and floor brokerage expense increased 10.8% to $13.0 million from $11.7 million in 2011. The increase in commissions and floor brokerage expense is primarily attributable to costs associated with the conversion of customer accounts to a new omnibus platform during the first quarter of 2012, offset by lower clearing fees which are generally correlated with the decrease in commission revenues.

Other operating expenses – For the year ended December 31, 2012, other operating expenses decreased 1.4% to $36.0 million from $36.5 million in 2011. The decrease in other operating expenses is primarily attributable to a reduction in legal expenses and professional fees from 2011, offset by an increase in license and registration fees, and subscriptions as a result of the continued growth of the business.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2012, income before income taxes increased $32.8 million, or 13.9%, to $268.2 million from $235.4 million in 2011. Profit margins have improved as a result of the increase in revenue growth, improved productivity and a reduction in other operating expenses. The increase in profit margins is primarily attributable to the elimination of start-up costs and efficiencies gained at the new branches opened during 2011.

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

Transition pay consists of upfront notes, which are amortized over a five—to ten-year period, signing bonuses and retention awards, and increased overhead in connection with our continued expansion efforts. Transition pay was $58.3 million (6.4% of net revenues) for the year ended December 31, 2011, compared to $54.9 million (6.5% of net revenues) in 2010.

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

Commissions and floor brokerage – For the year ended December 31, 2011, commissions and floor brokerage expense decreased 3.3% to $11.7 million from $12.1 million in 2010. The decrease was primarily attributable to lower transaction volumes during 2011.

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

The information required by Securities Act Guide 3 – Statistical Disclosure by Bank Holding Company is presented below:

I. Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$151,362	$364	0.24%	$108,936	$258	0.24%
U.S. government agencies	—	—	—	9,373	161	1.72
State and political subdivisions:
Taxable	119,696	5,202	4.35	79,290	3,915	4.94
Non-taxable (1)	9,277	252	2.72	2,943	99	3.36
Mortgage-backed securities	757,890	19,260	2.54	769,317	22,780	2.96
Corporate bonds	524,572	12,253	2.34	326,451	8,629	2.64
Asset-backed securities	431,030	8,858	2.06	68,980	1,577	2.29
Federal Home Loan Bank (“FHLB”) and other capital stock	2,850	40	1.40	2,557	56	2.19
Loans (2)	736,283	24,085	3.27	494,639	16,791	3.39
Loans held for sale	134,668	4,550	3.38	75,197	2,704	3.60

Total interest-earning assets (3)	2,867,628	$74,864	2.60%	1,937,683	$56,970	2.94%
Cash and due from banks	7,088			6,685
Other non interest-earning assets	73,521			50,747

Total assets	$2,948,237			$1,995,115

Liabilities and stockholders’ equity:
Deposits:
Money market	$2,606,605	$14,892	0.57%	$1,767,724	$16,608	0.94%
Demand deposits	49,869	63	0.13	30,885	44	0.14
Time deposits	1,546	44	2.86	2,521	62	2.46
Savings	4,410	2	0.05	34	—	—
FHLB advances	3,093	12	0.38	4,380	17	0.39

Total interest-bearing liabilities (3)	2,665,523	15,013	0.56	1,805,544	$16,731	0.93
Non interest-bearing deposits	21,060			13,404
Other non interest-bearing liabilities	41,867			28,361

Total liabilities	2,728,450			1,847,309
Stockholders’ equity	219,787			147,806

Total liabilities and stockholders’ equity	$2,948,237			$1,995,115

Net interest margin		$59,851	2.08%		$40,239	2.08%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$148,533	$404	0.27%
U.S. government agencies	56,796	609	1.07
State and political subdivisions:
Taxable	20,819	1,031	4.95
Non-taxable (1)	1,324	49	3.70
Mortgage-backed securities	549,666	14,804	2.69
Corporate bonds	57,606	2,254	3.91
Asset-backed securities	11,450	320	2.79
FHLB and other capital stock	1,272	27	2.12
Loans (2)	364,811	12,347	3.38
Loans held for sale	81,062	3,301	4.07

Total interest-earning assets (3)	1,293,339	$35,146	2.72%
Cash and due from banks	6,717
Other non interest-earning assets	39,518

Total assets	$1,339,574

Liabilities and stockholders’ equity:
Deposits:
Money market	$1,162,749	$4,919	0.42%
Demand deposits	20,568	31	0.15
Time deposits	7,686	217	2.82
Savings	92	—	—
FHLB advances	652	21	3.22

Total interest-bearing liabilities (3)	1,191,747	$5,188	0.44
Non interest-bearing deposits	18,192
Other non interest-bearing liabilities	14,352

Total liabilities	1,224,291
Stockholders’ equity	115,283

Total liabilities and stockholders’ equity	$1,339,574

Net interest margin		$29,958	2.32%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2012, interest revenue of $74.9 million was generated from weighted average interest-earning assets of $2.9 billion at a weighted average interest rate of 2.60%. For the year ended December 31, 2011, interest revenue of $57.0 million was generated from weighted average interest-earning assets of $1.9 billion at a weighted average interest rate of 2.94%. For the year ended December 31, 2010, interest revenue of $35.1 million was generated from weighted average interest-earning assets of $1.3 billion at a weighted average interest rate of 2.72%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the year ended December 31, 2012 was $2.7 billion at a weighted average interest rate of 0.56%. The average balance of interest-bearing liabilities during the year ended December 31, 2011 was $1.8 billion at a weighted average interest rate of 0.93%. The average balance of interest-bearing liabilities during the year ended December 31, 2010 was $1.2 billion at a weighted average interest rate of 0.44%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At December 31, 2012, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $3.3 billion compared to $2.1 billion at December 31, 2011.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$102	$4	$106	$(98)	$(48)	$(146)
U.S. government agencies	(80)	(81)	(161)	(1,605)	1,157	(448)
State and political subdivisions:
Taxable	1,682	(395)	1,287	2,887	(3)	2,884
Non-taxable	175	(22)	153	54	(4)	50
Mortgage-backed securities	(344)	(3,176)	(3,520)	6,387	1,589	7,976
Corporate bonds	4,726	(1,102)	3,624	6,851	(476)	6,375
Asset-backed securities	7,424	(143)	7,281	1,304	(47)	1,257
FHLB and other capital stock	8	(24)	(16)	28	1	29
Loans	7,927	(633)	7,294	4,404	40	4,444
Loans held for sale	2,018	(172)	1,846	(224)	(373)	(597)

	$23,638	$(5,744)	$17,894	$19,988	$1,836	$21,824

Interest expense:
Deposits:
Money market	$6,190	$(7,906)	$(1,716)	$3,493	$8,196	$11,689
Demand deposits	25	(6)	19	15	(2)	13
Time deposits	(31)	13	(18)	(130)	(25)	(155)
Savings	—	2	2	—	—	—
FHLB advances	(5)	—	(5)	29	(33)	(4)

	$6,179	$(7,897)	$(1,718)	$3,407	$8,136	$11,543

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

II. Investment Portfolio

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,105	$—	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489

	$1,204,205	$18,050	$(8,114)	$1,214,141

Held-to-maturity securities (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524

	$190,484	$3,742	$(5,155)	$189,071

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
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

Held-to-maturity securities (2)
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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we recognized a credit-related OTTI of $0.6 million and $1.9 million in earnings for the years ended December 31, 2012 and 2011, respectively.

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

We believe the gross unrealized losses related to all other securities of $3.4 million as of December 31, 2012 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2012, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale: (1)
U.S. government securities	$652	$461	$—	$—	$1,113
State and municipal securities	278	2,009	504	154,629	157,420
Mortgage-backed securities:
Agency	—	—	5,547	679,301	684,848
Commercial	—	—	9,730	251,244	260,974
Non-agency	—	378	1,720	11,780	13,878
Corporate fixed income securities	105,010	345,416	29,756	—	480,182
Asset-backed securities	—	12,336	—	14,417	26,753

	$105,940	$360,600	$47,257	$1,111,371	$1,625,168

Held-to-Maturity:
Asset-backed securities	$—	$13,093	$211,481	$405,705	$630,279
Corporate fixed income securities	—	15,075	40,345	—	55,420
Municipal auction rate securities	—	—	—	22,309	22,309

	$—	$28,168	$251,826	$428,014	$708,008

Weighted-average yield (2)	2.01%	2.51%	3.38%	1.86%	2.17%

(1)	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2012.

III. Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio for the periods indicated (in thousands):

	As of December 31,
	2012	2011	2010	2009	2008
Consumer	$425,382	$371,399	$266,806	$227,436	$19,662
Commercial and industrial	300,034	186,996	41,965	11,294	27,538
Residential real estate	65,657	51,755	49,550	52,086	58,778
Home equity lines of credit	19,531	24,086	30,966	33,369	28,612
Commercial real estate	12,805	3,107	1,637	10,152	38,446
Construction and land	510	514	524	952	13,968

	823,919	637,857	391,448	335,289	187,004
Unamortized loan origination costs, net of loan fees	(1,207)	(421)	392	1,556	591
Loans in process	1,370	4	233	14	(3,878)
Allowance for loan losses	(8,145)	(5,300)	(2,331)	(1,702)	(2,448)

	$815,937	$632,140	$389,742	$335,157	$181,269

The maturities of the loan portfolio at December 31, 2012, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$38,254	$267,039	$518,626	$823,919

The sensitivity of loans with maturities in excess of one year at December 31, 2012, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Fixed rate loans	$16,983	$24,596	$41,579
Variable or adjustable rate loans	250,056	494,030	744,086

	$267,039	$518,626	$785,665

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses, beginning of period	$5,300	$2,331	$1,702	$2,448	$1,685
Provision for loan losses	3,004	2,925	460	604	1,923
Charge-offs:
Residential real estate	(254)	(5)	(216)	(213)	(414)
Construction and land	—	—	—	(859)	(493)
Commercial real estate	—	(5)	—	(294)	(253)
Other	—	—	(2)	(25)	—

Total charge-offs	(254)	(10)	(218)	(1,391)	(1,160)
Recoveries	95	54	387	41	—

Allowance for loan losses, end of period	$8,145	$5,300	$2,331	$1,702	$2,448

Net charge-offs to average bank loans outstanding, net	0.02%	(0.01)%	(0.05)%	0.58%	0.64%

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$5,450	36.4%	$2,595	29.3%
Commercial real estate	691	1.5	633	0.5
Consumer	647	51.6	510	58.2
Residential real estate	408	8.0	679	8.1
Home equity lines of credit	195	2.4	—	—
Construction and land	13	0.1	—	—
Qualitative	741	—	883	3.9

	$8,145	100.0%	$5,300	100.0%

	December 31, 2010		December 31, 2009
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$696	10.7%	$321	3.4%
Residential real estate	681	12.7	619	15.8
Commercial real estate	278	0.4	610	3.0
Consumer	288	68.2	152	77.8
Qualitative	388	8.0	—	—

	$2,331	100.0%	$1,702	100.0%

(1)	Loan category as a percentage of total loan portfolio.

	December 31, 2008
	Balance	Percent (1)
Commercial and industrial	$646	14.7%
Residential real estate	584	44.8
Commercial real estate	1,192	30.0
Consumer	26	10.5
Qualitative	—	—

	$2,448	100.0%

(1)	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired, usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2012, we had $1.8 million of non-accrual loans, which included $1.6 million in troubled debt restructurings, for which there was a specific allowance of $0.6 million. At December 31, 2011, 2010, 2009 and 2008, we had $2.5 million, $1.5 million, $1.9 million and $0.6 million of non-accrual loans, respectively, which included $0.3 million, $0.4 million and $0.5 million of trouble debt restructurings, respectively, for which there was a specific allowance of $0.6 million, $0.2 million, $0.1 million and $0.2 million, respectively. There were no troubled debt restructurings as of December 31, 2008.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2012, 2011, 2010, 2009 and 2008, were insignificant to the consolidated financial statements.

See the section entitled “Critical Accounting Policies and Estimates” herein regarding our policies for establishing loan loss reserves, including placing loans on non-accrual status.

V. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest bearing)	$2,656,474	0.56%	$1,798,609	0.93%	$1,183,317	0.42%
Certificates of deposit (time deposits)	$1,546	2.86%	$2,521	2.46%	$7,686	2.82%
Demand deposits (non-interest bearing)	$21,060	*	$13,404	*	$18,192	*
Savings accounts	$4,410	0.05%	$34	—%	$92	—%

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2012, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$—	$—	$245	$—	$245

VI. Return on Equity and Assets

	Year Ended December 31,
	2012	2011	2010
Return on assets (net income as a percentage of average total assets)	2.24%	1.78%	0.05%
Return on equity (net income as a percentage of average shareholders’ equity)	9.83%	6.54%	0.18%
Dividend payout ratio (1)	—%	—%	—%
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	22.86%	27.22%	29.16%

(1)	We did not declare or pay any dividends during 2012, 2011, or 2010.

VII. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2012:
Amount outstanding at December 31, 2012	$304,700	$19,218
Weighted average interest rate thereon	1.14%	0.24%
Maximum amount outstanding at any month-end	$319,400	$175,662
Average amount outstanding during the year	$184,413	$137,284
Weighted average interest rate thereon	1.10%	0.16%

Year Ended December 31, 2011:
Amount outstanding at December 31, 2011	$199,400	$124,711
Weighted average interest rate thereon	1.17%	0.17%
Maximum amount outstanding at any month-end	$310,600	$176,210
Average amount outstanding during the year	$199,613	$124,130
Weighted average interest rate thereon	1.15%	0.30%

Year Ended December 31, 2010:
Amount outstanding at December 31, 2010	$109,600	$27,907
Weighted average interest rate thereon	1.05%	0.26%
Maximum amount outstanding at any month-end	$259,700	$101,580
Average amount outstanding during the year	$108,784	$69,507
Weighted average interest rate thereon	1.01%	0.38%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change			As a Percentage of Net Revenues for the Year Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010	2012	2011	2010
Revenues:
Commissions	$151,093	$190,036	$123,719	(20.5	) %	53.6%	24.4%	37.4%	22.8%
Principal transactions	180,263	133,251	217,770	35.3		(38.8)	29.2	26.3	40.2
Capital raising	145,247	103,985	108,473	39.7		(4.1)	23.5	20.5	20.0
Advisory	96,084	75,123	83,425	27.9		(10.0)	15.5	14.8	15.4

Investment banking	241,331	179,108	191,898	34.7		(6.7)	39.0	35.3	35.4
Interest	10,591	7,603	8,315	39.3		(8.6)	1.7	1.5	1.5
Other income	41,130	2,108	4,255	*		(50.5)	6.6	0.4	0.8

Total revenues	624,408	512,106	545,957	21.9		(6.2)	100.9	100.9	100.7
Interest expense	5,872	4,709	4,118	24.7		14.4	0.9	0.9	0.7

Net revenues	618,536	507,397	541,839	21.9		(6.4)	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	392,062	323,503	315,329	21.2		2.6	63.4	63.8	58.2
Occupancy and equipment rental	27,283	23,129	19,663	18.0		17.6	4.4	4.5	3.6
Communication and office supplies	32,744	29,944	23,725	9.4		26.2	5.3	5.9	4.4
Commissions and floor brokerage	17,871	15,310	14,402	16.7		6.3	2.9	3.0	2.7
Other operating expenses	52,409	52,242	39,185	0.3		33.3	8.5	10.3	7.2

Total non-interest expenses	522,369	444,128	412,304	17.6		7.7	84.5	87.5	76.1

Income before income taxes	$96,167	$63,269	$129,535	52.0%		(51.2)%	15.5%	12.5%	23.9%

*	Percentage not meaningful.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

NET REVENUES

For the year ended December 31, 2012, Institutional Group net revenues increased 21.9% to $618.5 million from $507.4 million in 2011. The increase in net revenues is primarily attributable to (1) higher investment banking revenues as a result of an increase in fixed income capital raising revenues, which is primarily attributable to strong public finance activity and our acquisition of Stone & Youngberg in 2011; (2) increased advisory fees as a result of improved M&A activity; (3) increased fixed income institutional brokerage revenues as a result of strong trading volumes and tightening credit spreads; and (4) gains recognized on our investment in Knight Capital Group, Inc. The increase was offset by a decrease in equity institutional brokerage revenues, which has been negatively impacted by the difficult market environment.

Commissions – For the year ended December 31, 2012, commission revenues decreased 20.5% to $151.1 million from $190.0 million in 2011.

Principal transactions – For the year ended December 31, 2012, principal transactions revenues increased 35.3%, to $180.3 million from $133.3 million in 2011.

For the year ended December 31, 2012, fixed income institutional brokerage revenues increased 19.5% to $169.0 million from $141.4 million in 2011. The increase in fixed income institutional brokerage revenues is primarily attributable to improved fixed income trading volumes, tighter credit spreads, and to our acquisition of Stone & Youngberg in 2011.

For the year ended December 31, 2012, equity institutional brokerage revenues decreased 10.7% to $162.4 million from $181.9 million during 2011. The decrease in equity institutional brokerage revenues is primarily attributable to the challenging conditions in the equity capital markets.

Investment banking – For the year ended December 31, 2012, investment banking revenues increased 34.7% to $241.3 million from $179.1 million in 2011. The increase in investment banking revenues is primarily attributable to an increase in fixed income capital raising revenues, advisory fee revenues, and equity capital raising revenues from 2011.

For the year ended December 31, 2012, capital raising revenues increased 39.7% to $145.2 million from $104.0 million in 2011.

For the year ended December 31, 2012, fixed income capital raising revenues increased 121.6% to $58.7 million from $26.5 million in 2011. The increase in fixed income capital raising revenues is primarily attributable to an increase in the municipal bond origination business. For the year ended December 31, 2012, we were involved, as manager or co-manager, in 1,068 tax-exempt issues compared to 1,006 issues during 2011. The increase in the number of deals we were involved in during 2012 is primarily attributable to our acquisition of Stone & Youngberg in 2011.

For the year ended December 31, 2012, equity capital raising revenues increased 11.7% to $86.6 million from $77.5 million in 2011. The increase is primarily attributable to an increase in capital raising activity during 2012. During the year ended December 31, 2012, we were involved, as manager or co-manager, in 170 equity underwritings compared to 123 equity underwritings during 2011.

For the year ended December 31, 2012, strategic advisory fees increased 27.9% to $96.1 million from $75.1 million in 2011. The increase in strategic advisory fees is primarily attributable to an increase in the number and size of M&A transactions.

Other income – For the year ended December 31, 2012, other income increased $39.0 million to $41.1 million from $2.1 million during the comparable period in 2011. The increase in other income is primarily attributable a $39.0 million gain recognized on our investment in Knight Capital Group, Inc. during 2012.

NON-INTEREST EXPENSES

For the year ended December 31, 2012, Institutional Group non-interest expenses increased 17.6% to $522.4 million from $444.1 million in 2011. The fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 226 revenue producers and support staff since December 31, 2011.

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 21.2% to $392.1 million from $323.5 million in 2011. The increase in compensation and benefits expense is primarily due to increased compensation as a result of the growth of the business, including the additional incentive compensation associated with our investment in Knight Capital Group, Inc., and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 63.4% for the year ended December 31, 2012 compared to 63.8% for the year ended December 31, 2011.

Occupancy and equipment rental – For the year ended December 31, 2012, occupancy and equipment rental expense increased 18.0% to $27.3 million from $23.1 million in 2011. The increase in occupancy and equipment rental expense is primarily attributable to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies – For the year ended December 31, 2012, communications and office supplies expense increased 9.4% to $32.7 million from $29.9 million in 2011. The increase in communications and office supplies expense is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2012, commissions and floor brokerage expense increased 16.7% to $17.9 million from $15.3 million during the comparable period in 2011. The increase in commissions and floor brokerage expense is primarily attributable to an increase in fixed income trading volumes over the comparable periods in 2011.

Other operating expenses – For the year ended December 31, 2012, other operating expenses increased 0.3% to $52.4 million from $52.2 million in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in conference and travel expenses, legal expenses, and professional fees from the comparable periods in 2011.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2012, income before income taxes for the Institutional Group segment increased 52.0%, or $32.9 million, to $96.2 million from $63.3 million in 2011. Profit margins have improved as a result of the increase in revenue growth and improved productivity.

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

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net revenues	$(1,075)	$1,007	$(3,082)	(206.8)%	132.7%
Non-interest expenses:
Compensation and benefits	53,229	48,084	237,417	10.7	(79.7)
Other operating expenses	84,174	112,966	83,288	(25.5)	35.6

Total non-interest expenses	137,403	161,050	320,705	(14.7)	(49.8)

Loss before income taxes	$(138,478)	$(160,043)	$(323,787)	(13.5)%	(50.6)%

*	Percentage is not meaningful.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net revenues – For the year ended December 31, 2012, net revenues decreased $2.1 million from 2011. Net revenues primarily consist of rental income and investment gains, offset by interest expense associated with our senior notes. The decrease in net revenues is primarily attributable to an increase in interest expense as a result of the issuance of our senior notes in January 2012.

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 10.7% to $53.2 million from $48.1 million in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased fixed compensation for the additional administrative support staff; and 2) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Other operating expenses – For the year ended December 31, 2012, other operating expenses decreased 25.5% to $84.2 million from $113.0 million in 2011, which included $47.5 million related to litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts. Excluding these expenses other operating expenses for the year ended December 31, 2012 increased 28.7% over 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, professional fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in legal expenses, and travel expenses from 2011.

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

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $7.0 billion at December 31, 2012, were up 40.7% over December 31, 2011. The increase is primarily attributable to increases in (1) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, (2) our trading inventory, (3) bank loans, (4) cash and cash equivalents, (5) increase in operating and direct financing leases as a result of our acquisition of East Shore; and (6) the recognition of goodwill associated with our acquisition of Miller Buckfire. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2012, our liabilities were comprised primarily of short-term borrowings of $304.7 million, senior notes of $325.0 million, non-recourse debt of $59.0 million, trust preferred securities of $82.5 million, deposits of $3.3 billion at Stifel Bank, and payables to customers of $295.5 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $446.6 million. To meet our obligations to clients and operating needs, we had $403.9 million in cash and cash equivalents at December 31, 2012. We also had client brokerage receivables of $487.8 million at Stifel Nicolaus and $1.0 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $236.3 million to $403.9 million at December 31, 2012, from $167.7 million at December 31, 2011. Operating activities used $264.3 million of cash primarily due to an increase in operating assets and a decrease in operating liabilities, offset by net income recognized in 2012 and the net effect of non-cash items. Investing activities used cash of $1.2 billion due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, the acquisitions of East Shore and Miller Buckfire, and fixed asset purchases, offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. Financing activities provided cash of $1.7 billion principally due to the increase in affiliated deposits and the proceeds received from the issuance of our senior notes and non-recourse debt, offset by repurchases of our common stock.

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of the Company. The Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate sensitivity of the Company’s asset and liability position.

Our assets, consisting mainly of cash or assets readily convertible into cash, are our principal source of liquidity. The liquid nature of these assets provides for flexibility in managing and financing the projected operating needs of the business. These assets are financed primarily by our equity capital, corporate debt, debentures to trusts, client credit balances, short-term bank loans, proceeds from securities lending, and other payables. We currently finance our client accounts and firm trading positions through ordinary course borrowings at floating interest rates from various banks on a demand basis, securities lending, and repurchase agreements, with company-owned and client securities pledged as collateral. Changes in securities market volumes, related client borrowing demands, underwriting activity, and levels of securities inventory affect the amount of our financing requirements.

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

As of December 31, 2012, we had $7.0 billion in assets, $4.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,
	2012	2011	Avg. Conversion
Cash and cash equivalents	$403,941	$167,671
Receivables from brokers, dealers, and clearing organizations	276,224	252,636	3 days
Securities purchased under agreements to resell	158,695	75,455	1 day
Trading securities owned at fair value	763,025	471,209	5 days
Available-for-sale securities at fair value	1,625,168	1,202,141	3 days
Held-to-maturity securities at amortized cost	708,008	190,484	10 days
Investments	192,686	172,784	5 days

Total cash and assets readily convertible to cash	$4,127,747	$2,532,380

As of December 31, 2012 and 2011, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$45,929	$—	$47,637	$—
Trading securities owned at fair value	140,346	607,586	80,176	393,888
Available-for-sale securities at fair value	—	613,795	—	644,866
Investments	—	63,430	—	99,550

	$186,275	$1,284,811	$127,813	$1,138,304

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2012, the maximum number of shares that may yet be purchased under this plan was 4.0 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Monitoring of liquidity

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity stress testing (Stifel Bank)

Stifel Bank performs two primary stress tests on its liquidity position. These stress tests are based on the following company-specific stresses: (1) the amount of deposit run-off that Stifel Bank could withstand over a one month period of time based on its on-balance sheet liquidity and available credit; and (2) Stifel Bank’s ability to fund operations if all available credit were to be drawn immediately, with no additional available credit. The goal of these stress tests is determine Stifel Bank’s ability to fund continuing operations under significant pressures on both assets and liabilities.

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2012, available cash and highly liquid investments comprised approximately 50% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At December 31, 2012, we have $163.1 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $403.9 million of cash and cash equivalents at December 31, 2012, compared to $167.7 million at December 31, 2011. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.6 billion in available-for-sale investment securities at December 31, 2012, compared to $1.2 billion at December 31, 2011. As of December 31, 2012, the weighted average life of the investment securities portfolio was approximately 3.1 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of December 31, 2012, we had $3.3 billion in deposits compared to $2.1 billion at December 31, 2011. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $473.7 million during the year ended December 31, 2012. There are no compensating balance requirements under these arrangements.

At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $388.0 million. The average bank borrowing was $184.4 million, $199.6 million and $108.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, at average daily interest rates of 1.10%, 1.15% and 1.01%, respectively.

At December 31, 2012 and 2011, Stifel Nicolaus had a stock loan balance of $19.2 million and $124.7 million, respectively, at average daily interest rates of 0.24% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $137.3 million, $124.1 million and $69.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, at average daily effective interest rates of 0.16%, 0.30% and 0.38%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at December 31, 2012 consisted of a $50.0 million committed revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. On January 31, 2013, our revolving credit facility was amended to increase our line of credit to $100.0 million.

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

At December 31, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $601.4 million at December 31, 2012, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $3.3 billion at December 31, 2012.

Public Offering of Senior Notes. On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “notes”). Interest on the notes accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $169.3 million, after discounts, commissions and expenses, will be used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor’s Financial Services LLC of BBB-, along with a BBB—rating on the notes.

On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes will mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions and expenses, will be used for general corporate purposes. In January 2013, we received a BBB—rating on the December 2012 Notes.

Non-Recourse Debt. On December 17, 2012, we issued $60.0 million principal in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

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

Use of Capital Resources

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2012, we estimate that TWP customers held $18.4 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

On March 19, 2012, we announced a settlement with five Wisconsin school districts in a lawsuit that the districts filed in 2008 over investments that were created by Royal Bank of Canada and purchased by the districts when we acted as the districts’ public finance investment banker. Under the terms of the settlement, we paid $13.0 million to the school districts and provided a standby letter of credit for an additional $9.5 million, to be paid when, among other conditions, we resolve a related case with the SEC. The settlement also provides the potential for the school districts to obtain significant additional damages.

On August 6, 2012, along with certain other investors, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Knight Capital Group, Inc. (“Knight Capital”), pursuant to which, among other things, Knight Capital sold an aggregate of 400,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), in a private placement in exchange for aggregate cash consideration of $400.0 million. Pursuant to the Purchase Agreement, we purchased 30,000 shares of Preferred Stock in exchange for cash consideration of $30.0 million. Each share of Preferred Stock is convertible into 666.667 shares of common stock, $0.01 per share, of Knight Capital.

On November 5, 2012 Stifel Financial Corp. and KBW entered into a merger agreement for our company to acquire 100% of the outstanding shares of KBW common stock. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive a combination of (i) cash consideration of $8.00 ($10.00 less the extraordinary dividend amount of $2.00) and (ii) stock consideration of 0.2143 a share of our common stock.

The merger closed on February 15, 2013. In conjunction with the close of the merger, we issued 6.7 million shares of common stock to holders of KBW common stock, issued 2.2 restricted awards to KBW employees, and paid $253.0 million in cash.

On December 20, 2012, we acquired 100% of the ordinary members’ partnership interests in Miller Buckfire & Co. LLC (“Miller Buckfire”), an investment banking firm. Miller Buckfire provides a full range of investment banking advisory services, including financial restructuring, mergers and acquisitions, and debt and equity placements. The aggregate consideration paid by us in the Miller Buckfire acquisition included $7.3 million in cash, our initial investment of $28.0 million and common stock with a fair value of $21.7 million.

On December 21, 2012, we completed the acquisition of East Shore Aircraft LLC (“East Shore”). East Shore was initially formed to acquire fifteen Boeing 757-200 aircraft from United Air Lines, Inc. (“UAL”) in sale-leaseback transactions with UAL. The purchase price of $112.9 million was financed through a combination of existing cash and the issuance of non-recourse debt. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt. The acquired assets consisted primarily of direct financing leases and operating leases. The allocation of the purchase price based on the fair values of the assets acquired and liabilities assumed resulted in no goodwill or intangible assets being recorded.

The following table summarizes the activity related to our company’s demand note receivable from January 1, 2011 to December 31, 2012 (in thousands):

	December 31,
	2012	2011
Beginning balance	$172,717	$181,357
Notes issued – organic growth	63,948	38,654
Notes issued – acquisitions (1)	—	7,830
Amortization	(57,147)	(55,923)
Other	(234)	799

Ending balance	$179,284	$172,717

(1)	Notes issued in conjunction with the acquisitions of S&Y in 2011.

We have paid $63.9 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2012. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the years ended December 31, 2013, 2014, 2015, 2016, 2017, and thereafter are $51.1 million, $38.7 million, $28.9 million, $21.6 million, $14.4 million and $21.1 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At December 31, 2012, the total number of stock units outstanding was 15.5 million, of which 6.6 million were unvested. At December 31, 2012, there was unrecognized compensation cost for stock units of $209.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

At December 31, 2012, Stifel Nicolaus had net capital of $411.2 million, which was 77.8% of aggregate debit items and $400.7 million in excess of its minimum required net capital. At December 31, 2012, CSA’s net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2012, SNEL’s net capital and reserves was in excess of the financial resources requirement under the rules of the FSA. At December 31, 2012, SN Canada’s net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At December 31, 2012, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At December 31, 2012, Level 3 assets for which we bear economic exposure were $206.8 million or 7.7% of the total assets measured at fair value. During the year ended December 31, 2012, we recorded purchases of $87.0 million and sales and redemptions of $113.2 million of Level 3 assets. We transferred $4.7 million, net, out of Level 3 during the year ended December 31, 2012. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $3.1 million.

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

At December 31, 2012, Level 3 assets included the following: $163.1 million of auction rate securities and $43.7 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2012, we had commitments to invest in affiliated and unaffiliated investment partnerships of $3.0 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement will not be collectible. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At December 31, 2012, we had goodwill of $419.4 million and intangible assets of $29.0 million.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2012, with no impairment identified.

The goodwill impairment test requires us to make judgments in determining what assumptions to use in the calculation. Assumptions, judgments, and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including, among others, economic trends and market conditions, changes in revenue growth trends or business strategies, unanticipated competition, discount rates, technology, or government regulations. In assessing the fair value of our reporting units, the volatile nature of the securities markets and industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider other information, such as public market comparables and multiples of recent mergers and acquisitions of similar businesses. Although we believe the assumptions, judgments, and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments, and estimates could materially affect our reported financial results.

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

Dilution

As of December 31, 2012, there were 248,765 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $19.95, and 15,474,674 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 8,923,743 shares are currently vested and 6,550,931 are unvested. Assuming vesting requirements are met, the Company anticipates that 3,114,011 shares under these awards will be distributed in 2013, 1,773,086 will be distributed in 2014, 1,277,226 will be distributed in 2015, and the balance of 9,310,351 will be distributed thereafter.

An employee will realize income as a result of an award of stock units at the time shares are distributed in an amount equal to the fair market value of the shares at that time, and we are entitled to a corresponding tax deduction in the year of issuance. Unless an employee elects to satisfy the withholding in another manner, either by paying the amount in cash or by delivering shares of Stifel Financial Corp. common stock already owned by the individual for at least six months, we may satisfy tax withholding obligations on income associated with the grants by reducing the number of shares otherwise deliverable in connection with the awards, the reduction will be calculated based on a current market price of our common stock. Based on current tax law, we anticipate that the shares issued when the awards are paid to the employees will be reduced by approximately 35% to satisfy the minimum withholding obligations, so that approximately 65% of the total restricted stock units that are distributable in any particular year will be converted into issued and outstanding shares.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Senior notes (1) (2)	$325,000	$—	$—	$—	$—	$—	$325,000
Interest on senior notes	197,878	19,788	19,788	19,788	19,788	19,788	98,938
Non-recourse debt (3)	58,992	11,430	16,414	24,383	6,765	—	—
Interest on non-recourse debt (3)	7,943	3,618	2,687	1,502	136	—	—
Debenture to Stifel Financial Capital Trust II (4)	35,000	$—	$—	$—	$—	$—	$35,000
Interest on debenture (4)	15,062	662	662	662	662	662	11,752
Debenture to Stifel Financial Capital Trust III (5)	35,000	—	—	—	—	—	35,000
Interest on debenture (5)	17,511	715	715	715	715	715	13,936
Debenture to Stifel Financial Capital Trust IV (6)	12,500	—	—	—	—	—	12,500
Interest on debenture (6)	6,253	255	255	255	255	255	4,978
Operating leases	238,691	53,830	47,927	41,043	32,814	23,696	39,381
Commitments to extend credit – Stifel Bank (7)	473,302	304,642	18,991	11,683	78,249	51,336	8,401
ARS repurchase (8)	18,400	—	—	18,400	—	—	—
Earn-out to Stone & Youngberg LLC (9)	42,000	12,882	20,118	9,000	—	—	—
Commitments to fund partnership interests	2,990	2,990	—	—	—	—	—
Certificates of deposit	630	427	203	—	—	—	—

	$1,487,152	$411,239	$127,760	$127,431	$139,384	$96,452	$584,886

(1)

In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

(2)

In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

(3)

On December 17, 2012, we issued $60.0 million in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. When each aircraft is sold, a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

(4)

Debenture to Stifel Financial Capital Trust II matures on September 30, 2035. The interest is payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum. Thereafter, interest rate assumes no increase.

(5)

Debenture to Stifel Financial Capital Trust III matures on June 6, 2037. The interest is payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.

(6)

Debenture to Stifel Financial Capital Trust IV matures on September 6, 2037. The interest is payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.

(7)

Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit, and lines of credit which may expire without being funded and, as such, do not represent estimates of future cash flow.

(8)

TWP has entered into settlement and release agreements with certain customers, whereby it will purchase auction rate securities, at par, no later than December 31, 2015. The amounts estimated for repurchase assume no issuer redemptions. Issuer redemptions have been at par, and we expect this to continue.

(9)	Information concerning the Stone & Youngberg LLC transaction is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.7 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 23 to the consolidated financial statements for a discussion of income taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Risks are an inherent part of our business and activities. Management of these risks is critical to our soundness and profitability. Risk management at our company is a multi-faceted process that requires communication, judgment, and knowledge of financial products and markets. Our senior management group takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring, and control of various risks. The principal risks involved in our business activities are: market (interest rates and equity prices), credit, operational, and regulatory and legal. We have adopted policies and procedures concerning risk management, and our Board of Directors, in exercising its oversight of management’s activities, conducts periodic reviews and discussions with management regarding the guidelines and policies governing the processes by which risk assessment and risk management are handled.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2012, and the daily VaR at December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012			VaR Calculation at December 31,
	High	Low	Daily Average	2012	2011
Daily VaR	$8,904	$1,172	$4,279	$4,653	$8,421

Stifel Bank’s interest rate risk is principally associated with changes in market interest rates related to residential, consumer, and commercial lending activities, as well as FDIC-insured deposit accounts to customers of our broker-dealer subsidiaries and to the general public.

Our primary emphasis in interest rate risk management for Stifel Bank is the matching of assets and liabilities of similar cash flow and repricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. Stifel Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To ensure that Stifel Bank is within the limits established for net interest margin, an analysis of net interest margin based on various shifts in interest rates is prepared each quarter and presented to Stifel Bank’s Board of Directors. Stifel Bank utilizes a third-party model to analyze the available data.

The following table illustrates the estimated change in net interest margin at December 31, 2012, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	31.1%
+100	14.0%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2012 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,038,479	$15,531	$11,110	$5
Securities	1,110,215	212,602	867,688	118,125
Interest-bearing cash	219,878	—	—	—

	$2,368,572	$228,133	$878,798	$118,130

Interest-bearing liabilities:
Transaction accounts and savings	$572,124	$543,056	$1,830,626	$406,973
Certificates of deposit	95	332	203	—
Borrowings	—	—	—	16,914

	$572,219	$543,388	$1,830,829	$423,887

GAP	1,796,353	(315,255)	(952,031)	(305,757)

Cumulative GAP	$1,796,353	$1,481,098	$529,067	$223,310

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $965.8 million, and the fair value of the collateral that had been sold or repledged was $140.3 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2013

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands)	2012	2011
Assets
Cash and cash equivalents	$403,941	$167,671
Restricted cash	4,414	6,883
Cash segregated for regulatory purposes	128,031	26
Receivables:
Brokerage clients, net	487,761	560,018
Brokers, dealers, and clearing organizations	276,224	252,636
Securities purchased under agreements to resell	158,695	75,455
Trading securities owned, at fair value (includes securities pledged of $607,586 and $393,888, respectively)	763,608	474,951
Available-for-sale securities, at fair value	1,625,168	1,214,141
Held-to-maturity securities, at amortized cost	708,008	190,484
Loans held for sale	214,531	131,754
Bank loans, net of allowance	815,937	632,140
Other real estate owned	373	708
Investments, at fair value	236,434	239,208
Fixed assets, net	141,403	104,740
Goodwill	419,393	358,988
Intangible assets, net	28,967	33,863
Loans and advances to financial advisors and other employees, net	179,284	172,717
Deferred tax assets, net	124,576	177,803
Other assets	249,392	157,714

Total Assets	$6,966,140	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
(in thousands, except share and per share amounts)	2012	2011
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$304,700	$199,400
Payables:
Brokerage clients	295,509	245,886
Brokers, dealers, and clearing organizations	33,211	139,911
Drafts	90,433	75,901
Securities sold under agreements to repurchase	140,346	80,176
Bank deposits	3,346,133	2,071,738
Trading securities sold, but not yet purchased, at fair value	319,742	266,833
Securities sold, but not yet purchased, at fair value	22,966	19,223
Accrued compensation	187,466	204,076
Accounts payable and accrued expenses	259,163	257,194
Corporate debt	383,992	—
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	5,466,161	3,642,838
Liabilities subordinated to claims of general creditors	5,318	6,957
Shareholders’ Equity:
Preferred stock—$1 par value; authorized 3,000,000 shares; none issued	—	—
Exchangeable common stock—$0.15 par value; issued 0 and 172,242 shares, respectively	—	26
Common stock—$0.15 par value; authorized 97,000,000 shares; issued 54,967,858 and 53,547,774 shares, respectively	8,245	8,032
Additional paid-in-capital	1,100,137	1,078,743
Retained earnings	383,970	277,195
Accumulated other comprehensive income/(loss)	4,918	(7,938)

	1,497,270	1,356,058
Treasury stock, at cost, 77,577 and 1,769,096 shares, respectively	(2,505)	(53,640)
Unearned employee stock ownership plan shares, at cost, 24,405 and 73,215 shares, respectively	(104)	(313)

	1,494,661	1,302,105

Total Liabilities and Shareholders’ Equity	$6,966,140	$4,951,900

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Revenues:
Commissions	$512,976	$561,081	$445,260
Principal transactions	408,484	343,213	453,533
Investment banking	286,585	199,584	218,104
Asset management and service fees	257,981	228,834	193,159
Interest	109,776	89,466	65,326
Other income	70,231	19,731	19,855

Total revenues	1,646,033	1,441,909	1,395,237
Interest expense	33,383	25,347	13,211

Net revenues	1,612,650	1,416,562	1,382,026

Non-interest expenses:
Compensation and benefits	1,023,943	900,421	1,056,202
Occupancy and equipment rental	130,247	121,929	115,742
Communications and office supplies	80,941	75,589	69,929
Commissions and floor brokerage	30,870	27,040	26,301
Other operating expenses	120,777	152,975	114,081

Total non-interest expenses	1,386,778	1,277,954	1,382,255
Income/(loss) before income tax expense	225,872	138,608	(229)
Provision for income taxes/(benefit)	87,299	54,474	(2,136)

Net income	$138,573	$84,134	$1,907

Earnings per common share:
Basic	$2.59	$1.61	$0.04
Diluted	$2.20	$1.33	$0.03
Weighted average number of common shares outstanding:
Basic	53,563	52,418	48,723
Diluted	62,937	63,058	57,672

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2012	2011	2010
Net income	$138,573	$84,134	$1,907
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	8,684	2,103	3,132
Unrealized gains/(losses) in cash flow hedging instruments, net of tax	3,045	(9,615)	(5,793)
Foreign currency translation adjustment, net of tax	1,127	(807)	1,740

	12,856	(8,319)	(921)

Comprehensive income	$151,429	$75,815	$986

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2009	45,583	$6,837	$621,664	$244,615	$1,302	$(242)	$(730)	$873,446

Net income	—	—	—	1,907	—	—	—	1,907
Unrealized gain on securities, net of tax	—	—	—	—	3,132	—	—	3,132
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	(5,793)	—	—	(5,793)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,740	—	—	1,740

Purchase of treasury stock	—	—	—	—	—	(91,769)	—	(91,769)
Employee stock ownership plan purchases	—	—	1,446	—	—	—	209	1,655
Issuance of stock for employee benefit plans	735	111	(35,669)	(4,738)	—	16,558	—	(23,738)
Stock option exercises	246	37	1,118	(5,647)	—	4,916	—	424
Unit amortization	—	—	204,096	—	—	—	—	204,096
Excess tax benefit from stock-based compensation	—	—	17,487	—	—	—	—	17,487
Issuance of common stock for acquisitions	6,655	998	272,528	33	—	(2,274)	—	271,285
Warrant exercises	501	75	118	(3,755)	—	3,573	—	11

Balance at December 31, 2010	53,720	$8,058	$1,082,788	$232,415	$381	$(69,238)	$(521)	$1,253,883

Net income	—	—	—	84,134	—	—	—	84,134
Unrealized gain on securities, net of tax	—	—	—	—	2,103	—	—	2,103
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	(9,615)	—	—	(9,615)
Foreign currency translation adjustment, net of tax	—	—	—	—	(807)	—	—	(807)
Purchase of treasury stock	—	—	—	—	—	(48,505)	—	(48,505)
Employee stock ownership plan purchases	—	—	1,624	—	—	—	208	1,832
Issuance of stock for employee benefit plans	—	—	(54,267)	(39,354)	—	53,298	—	(40,323)
Stock option exercises			(3,055)		—	3,957	—	902
Unit amortization	—	—	27,538	—	—	—	—	27,538
Excess tax benefit from stock-based compensation	—	—	24,863	—	—	—	—	24,863
Issuance of common stock for acquisitions	—	—	(722)	—	—	6,822	—	6,100
Warrant exercises	—	—	(26)	—	—	26	—	—

Balance at December 31, 2011	53,720	$8,058	$1,078,743	$277,195	$(7,938)	$(53,640)	$(313)	$1,302,105

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2011	53,720	$8,058	$1,078,743	$277,195	$(7,938)	$(53,640)	$(313)	$1,302,105
Net income	—	—	—	138,573	—	—	—	138,573
Unrealized gain on securities, net of tax	—	—	—	—	8,684	—	—	8,684
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	3,045	—	—	3,045
Foreign currency translation adjustment, net of tax	—	—	—	—	1,127	—	—	1,127
Purchase of treasury stock	—	—	—	—	—	(11,380)	—	(11,380)
Employee stock ownership plan purchases	—	—	1,473	—	—	—	209	1,682
Issuance of stock for employee benefit plans	281	42	(59,357)	(31,798)	—	53,350	—	(37,763)
Stock option exercises	276	41	(9,718)		—	8,044	—	(1,633)
Unit amortization	—	—	51,207	—	—	—	—	51,207
Excess tax benefit from stock-based compensation	—	—	16,722	—	—	—	—	16,722
Issuance of common stock for acquisitions	691	104	21,646	—	—	—	—	21,750
Warrant exercises	—	—	(579)	—	—	1,121	—	542

Balance at December 31, 2012	54,968	$8,245	$1,100,137	$383,970	$4,918	$(2,505)	$(104)	$1,494,661

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$138,573	$84,134	$1,907
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	30,066	28,267	23,843
Amortization of premium on available-for-sale securities	16,153	12,782	8,552
Amortization of loans and advances to financial advisors and other employees	57,147	55,923	50,162
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	3,457	2,243	123
Amortization of intangible assets	4,896	5,311	5,518
Deferred income taxes	45,519	25,764	(54,213)
Excess tax benefits from stock-based compensation	(16,722)	(24,863)	(17,487)
Stock-based compensation	40,747	26,411	190,731
(Gains)/losses on sale of investments	(45,434)	1,877	(5,431)
Other, net	(181)	841	3,622
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	(125,536)	5,982	(6,004)
Receivables:
Brokerage clients	72,220	(82,210)	(93,765)
Brokers, dealers, and clearing organizations	(23,588)	18,395	63,132
Securities purchased under agreements to resell	(83,240)	48,162	1,237
Trading securities owned, including those pledged	(288,657)	(43,467)	25,316
Loans originated as held for sale	(1,603,074)	(1,060,457)	(1,130,528)
Proceeds from mortgages held for sale	1,517,458	1,013,515	1,104,317
Loans and advances to financial advisors and other employees	(63,948)	(46,426)	(46,376)
Other assets	8,476	14,842	22,473
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	49,623	33,244	(2,241)
Brokers, dealers, and clearing organizations	(1,492)	(72,495)	13,251
Drafts	14,532	2,653	6,284
Trading securities sold, but not yet purchased	56,652	65,296	(77,230)
Other liabilities and accrued expenses	(67,914)	(70,310)	54,295

Net cash provided by/(used in) operating activities	$(264,267)	$45,414	$141,488

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns on available-for-sale securities	$530,120	$654,958	$309,646
Maturities, calls, and principal paydowns on held-to-maturity securities	15,464	9,450	—
Sale or maturity of investments	105,077	76,263	105,703
Sale of bank branch	—	—	13,905
Sale of other real estate owned	221	929	2,099
Increase in bank loans, net	(180,115)	(243,592)	(55,214)
Payments for:
Purchase of available-for-sale securities	(945,343)	(895,391)	(747,376)
Purchase of held-to-maturity securities	(531,379)	(119,960)	(45,963)
Purchase of investments	(80,887)	(119,720)	(121,885)
Purchase of fixed assets	(18,837)	(59,730)	(27,736)
Acquisitions, net	(120,180)	(18,817)	(483)

Net cash used in investing activities	(1,225,859)	(715,610)	(567,304)

Cash Flows from Financing Activities:
Net proceeds from short-term borrowings from banks	105,300	89,800	18,800
Proceeds from issuance of senior notes, net	316,380
Proceeds from issuance of non-recourse debt, net	58,992
Increase/(decrease) in securities sold under agreements to repurchase	60,170	(29,419)	(12,938)
Increase in bank deposits, net	1,274,395	448,170	593,977
Increase/(decrease) in securities loaned	(105,208)	97,537	11,158
Excess tax benefits from stock-based compensation	16,722	24,863	17,487
Issuance of common stock	41	—	865
Repurchase of common stock	(11,380)	(48,505)	(91,769)
Reissuance of treasury stock	11,562	3,983	5,045
Extinguishment of senior notes	—	—	(23,000)
Repayments of Federal Home Loan Bank advances	—	—	(2,000)
Extinguishment of subordinated debt	(1,639)	(1,284)	(1,840)

Net cash provided by financing activities	1,725,335	585,145	515,785

Effect of exchange rate changes on cash	1,061	(807)	1,740
(Decrease)/increase in cash and cash equivalents	236,270	(85,858)	91,709
Cash and cash equivalents at beginning of year	167,671	253,529	161,820

Cash and cash equivalents at end of year	$403,941	$167,671	$253,529

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,064	$25,209	$13,104
Cash paid for income taxes, net of refunds	4,630	5,547	54,984
Noncash investing and financing activities:
Unit grants, net of forfeitures	$145,563	$138,203	$157,546
Issuance of common stock for acquisitions	21,750	6,100	271,285

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Stifel Nicolaus Canada, Inc. (“SN Canada”) and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, two Canadian cities, and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate certain VIEs in which we have the power to direct the activities of the entity and the obligation to absorb significant losses or receive significant benefits. In other cases, we consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests. See Note 27 for additional information on VIEs.

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

Restricted Cash

Restricted cash consists of cash used as collateral for letters of credit related to certain lease commitments.

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2012.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (“resale agreements”) are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. We obtain control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. As of December 31, 2012, we have entered into these agreements with one major financial institution. These agreements are short-term in nature and are collateralized by U.S. government agency securities. We value collateral on a daily basis, with additional collateral obtained when necessary to minimize the risk associated with this activity.

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

Held-to-Maturity Securities

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include asset-backed securities, consisting of collateralized loan obligation securities and ARS. We evaluate these securities for OTTI on a quarterly basis.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement will not be collectible. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan loss

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements. Impairment is measured on a loan-by-loan basis for non-homogeneous loans and a specific allowance is established for individual loans determined to be impaired. Impairment is measured by comparing the carrying value of the impaired loan to the present value of its expected cash flow discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Fixed Assets

Office equipment is depreciated on an accelerated basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Buildings and building improvements are amortized on a straight-line basis over the estimated useful life of the asset of three to thirty-nine years. Office equipment, leasehold improvements, and property are stated at cost net of accumulated depreciation and amortization. Office equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. We have elected July 31 as our annual impairment testing date.

Identifiable intangible assets, which are amortized over their estimated useful lives, are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable.

Loans and Advances

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five—to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees’ overall financial positions.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2012, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 15 for additional details.

Revenue Recognition

Customer securities transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Commission revenues are recorded as the amount charged to the customer, which, in certain cases, may include varying discounts. Principal securities transactions are recorded on a trade date basis. We distribute our proprietary equity research products to our client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

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

Direct Financing and Operating Leases

The net investment in direct financing leases resulting from our acquisition of East Shore Aircraft LLC (“East Shore”) is included in other assets in the consolidated balance sheets and consists of the present values of the sum of the future minimum lease payments and estimated residual value of the leased assets. Revenue consists of interest earned on the net investment and is recognized over the lease term as a constant percentage return thereon. The net investment in property on operating leases is included in fixed assets in the consolidated balance sheets. Depreciation is recognized, on the straight-line basis, over the lease term to the estimated residual value. Operating lease revenue is recorded on a straight-line basis and is recognized over the lease term in other income. Estimated residual values are established at lease inception utilizing contract terms, past customer experience, and general market data and are reviewed and adjusted, if necessary, on an annual basis. See Note 3 – Acquisitions further details.

We have a net investment in direct financing leases of $53.7 million at December 31, 2012, which is included in other assets in the consolidated balance sheets. This net investment includes unearned income of $43.7 million at December 31, 2012. We did not have an investment in direct financing leases at December 31, 2011. The future lease rental payments due from United Air Lines, Inc. (“UAL”) at December 31, 2012, totaled $54.4 million and were as follows: $16.2 million in 2013, $15.5 million in 2014, $14.9 million in 2015, $5.4 million in 2016 and $2.4 million in 2017.

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

Comprehensive Income

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“Update No. 2011-05”), which allows for the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). While the adoption impacted where we disclose the components of other comprehensive income in our consolidated financial statements, it did not otherwise have an impact on our consolidated financial statements.

In December 2011, the FASB issued Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“Update No. 2011-12”), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in Update No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Update No. 2011-05, as amended by Update No. 2011-12, became effective for us on January 1, 2012. Although the adoption of this new guidance did not have a material impact on our accounting for comprehensive income, it did impact our presentation of the components of comprehensive income by eliminating the historical practice of showing these items within our consolidated financial statements.

Fair Value of Financial Instruments

In May 2011, the FASB issued Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update No. 2011-04”), which generally aligns the principals of measuring fair value and for disclosing information about fair value measurements with International Financial Reporting Standards. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 (January 1, 2012 for our company). Other than requiring additional disclosures regarding fair value measurements, the adoption of this new guidance did not have an impact on our consolidated financial statements. See Note 6—Fair Value Measurements.

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

Recently Issued Accounting Guidance

Indefinite-Lived Assets Impairment Testing

In July 2012, the FASB issued Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived asset is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform a quantitative assessment. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for our company) with early adoption permitted. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“Update No. 2011-11”), which enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Topic 210 “Balance Sheet,” and Topic 815, “Derivatives and Hedging or 2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 (January 1, 2013 for our company), and requires retrospective disclosures for comparative periods presented. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

In January 2013, the FASB issued Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of Update No. 2011-11 to include derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 (January 1, 2013 for our company), and requires retrospective disclosures for comparative periods presented. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Comprehensive Income

In February 2013, the FASB issued Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012 (January 1, 2013 for our company). We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

NOTE 3 – Acquisitions

Miller Buckfire & Co. LLC

On December 20, 2012, we acquired 100% of the ordinary members’ partnership interests in Miller Buckfire & Co. LLC (“Miller Buckfire”), an investment banking firm. Miller Buckfire provides a full range of investment banking advisory services, including financial restructuring, mergers and acquisitions, and debt and equity placements.

The aggregate consideration paid by us in the Miller Buckfire acquisition included $7.3 million in cash, our initial investment of $28.0 million and common stock with a fair value of $21.7 million. The fair value of the common stock was determined using the market price of our common stock on the acquisition date. The acquisition of Miller Buckfire enables us to efficiently provide capital markets and investment banking services to clients with special financing needs, such as those historically provided by Miller Buckfire.

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805 “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the fair value of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $57.7 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group reporting segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Miller Buckfire as of December 20, 2012 and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Miller Buckfire’s business and the reputation and expertise of Miller Buckfire in the investment banking business. Goodwill will be deductible for federal income tax purposes.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the “SEC”). The results of operations of Miller Buckfire have been included in our results prospectively from the date of acquisition.

East Shore Aircraft LLC

On December 21, 2012, we completed the acquisition of East Shore. East Shore was initially formed to acquire fifteen Boeing 757-200 aircraft from UAL in sale-leaseback transactions with UAL. The purchase price of $112.9 million was financed through a combination of existing cash and the issuance of non-recourse debt. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

The acquired assets consisted primarily of direct financing leases and operating leases. The purchase was accounted for under the acquisition method of accounting in accordance with Topic 805. Accordingly, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The allocation of the purchase price based on the fair values of the assets acquired and liabilities assumed resulted in no goodwill or intangible assets being recorded.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of East Shore have been included in our results prospectively from the date of acquisition.

Stone & Youngberg LLC

On October 1, 2011, we acquired Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. The purchase consideration consisted of cash, a portion paid at closing and $24.0 million to be paid in installments over the next three years, and common stock. In addition, we may be required to pay a contingent earn-out over a five year period after the closing, which is capped at $25.0 million, based upon revenue goals, as established in the purchase agreement.

The fair value of the common stock was determined using the market price of our common stock on the acquisition date. Stone & Youngberg’s comprehensive institutional group expanded our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and expanded our Private Client Group.

We recognized a liability of $23.5 million for estimated earn-out payments over the five-year period. Additionally, we recognized a liability for the installment payments to be made over the next three years. In December 2012, we paid the first of three installment payments of $7.0 million. The liability for the installment payments was $17.0 million at December 31, 2012. These liabilities are included in accounts payable and accrued expenses in the consolidated statements of financial condition.

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

The following unaudited pro forma financial information presents the combined results of operations as if the merger had occurred on January 1, 2010. Pro forma results have been prepared by adjusting our historical results to include TWPG’s results of operations adjusted for the following changes: amortization expense adjusted as a result of acquisition-date fair value adjustments to intangible assets; interest expense adjusted for revised debt structures; and the income tax effect of applying our statutory tax rates to TWPG’s results. However, the information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had TWPG been combined with us as of the beginning of 2010.

(000s, except per share amounts, unaudited)	2010
Total net revenues	$1,472,905
Net loss	(66,809)
Loss per share:
Basic	(1.38)
Diluted	(1.38)

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

A contingent earn-out payment was payable over the two-year period following the closing based on the performance of the UBS financial advisors who joined Stifel Nicolaus. We recognized a liability of $9.7 million for estimated earn-out payments over the two-year period. The liability is included in accounts payable and accrued expenses in the consolidated statements of financial condition at December 31, 2011. The final earn-out payment of $ 9.2 million was made during the first quarter of 2012.

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

NOTE 5 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2012 and 2011, included (in thousands):

	December 31,
	2012	2011
Deposits paid for securities borrowed	$153,819	$193,509
Receivable from clearing organizations	115,996	43,642
Securities failed to deliver	6,409	15,485

	$276,224	$252,636

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2012 and 2011, included (in thousands):

	December 31,
	2012	2011
Deposits received from securities loaned	$19,218	$124,711
Payable to clearing organizations	9,246	3,984
Securities failed to receive	4,747	11,216

	$33,211	$139,911

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

We generally utilize third-party pricing services to value Level 1 and Level 2 available-for-sale investment securities, as well as certain derivatives designated as cash flow hedges. We review the methodologies and assumptions used by the third-party pricing services and evaluate the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data. We may occasionally adjust certain values provided by the third-party pricing service when we believe, as the result of our review, that the adjusted price most appropriately reflects the fair value of the particular security.

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

Securities classified as Level 3, of which the substantial majority is auction rate securities (“ARS”), represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on an internally developed discounted cash flow model. In addition to ARS, we have classified certain corporate obligations with unobservable pricing inputs and airplane trust certificates as Level 3. The methods used to value these securities are the same as the methods used to value ARS, discussed above.

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

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $3.0 million and $4.0 million at December 31, 2012 and 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are presented below:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$72,596	$72,596	$—	$—
Trading securities owned:
U.S. government agency securities	123,758	—	123,758	—
U.S. government securities	3,573	3,573	—	—
Corporate securities:
Fixed income securities	396,878	66,795	329,500	583
Equity securities	35,472	33,650	1,822	—
State and municipal securities	203,927	—	203,927	—

Total trading securities owned	763,608	104,018	659,007	583
Available-for-sale securities:
U.S. government agency securities	1,113	—	1,113	—
State and municipal securities	157,420	—	66,933	90,487
Mortgage-backed securities:
Agency	684,848	—	684,848	—
Commercial	260,974	—	260,974	—
Non-agency	13,878	—	13,878	—
Corporate fixed income securities	480,182	263,017	217,165	—
Asset-backed securities	26,753	—	26,753	—

Total available-for-sale securities	1,625,168	263,017	1,271,664	90,487
Investments:
Corporate equity securities	32,162	32,162	—	—
Corporate preferred securities	56,970	—	56,970	—
Mutual funds	18,021	18,021	—	—
U.S. government securities	7,069	7,069	—	—
Auction rate securities:
Equity securities	64,397	—	—	64,397
Municipal securities	14,067	—	—	14,067
Other	43,748	1,620	4,831	37,297

Total investments	236,434	58,872	61,801	115,761

	$2,697,806	$498,503	$1,992,472	$206,831

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$162,661	$162,661	$—	$—
U.S. government agency securities	15	—	15	—
Corporate securities:
Fixed income securities	150,698	46,274	104,424	—
Equity securities	6,281	5,936	345	—
State and municipal securities	87	—	87	—

Total trading securities sold, but not yet purchased	319,742	214,871	104,871	—
Securities sold, but not yet purchased	22,966	22,966	—	—
Derivative contracts (1)	19,934	—	19,934	—

	$362,642	$237,837	$124,805	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,156	$14,156	$—	$—
Trading securities owned:
U.S. government agency securities	66,424	—	66,424	—
U.S. government securities	32,845	32,845	—	—
Corporate securities:
Fixed income securities	244,535	31,398	209,395	3,742
Equity securities	19,859	19,506	353	—
State and municipal securities	111,288	—	111,288	—

Total trading securities owned	474,951	83,749	387,460	3,742
Available-for-sale securities:
U.S. government agency securities	1,103	—	1,103	—
State and municipal securities	86,932	—	20,036	66,896
Mortgage-backed securities:
Agency	404,662	—	404,662	—
Commercial	271,510	—	271,510	—
Non-agency	17,460	—	17,460	—
Corporate fixed income securities	405,985	153,855	240,130	12,000
Asset-backed securities	26,489	—	26,489	—

Total available-for-sale securities	1,214,141	153,855	981,390	78,896
Investments:
Corporate equity securities	23,921	23,921	—	—
Mutual funds	33,958	33,958	—	—
Auction rate securities:
Equity securities	103,176	—	—	103,176
Municipal securities	11,729	—	—	11,729
Other	38,424	1,055	336	37,033

Total investments	211,208	58,934	336	151,938

	$1,914,456	$310,694	$1,369,186	$234,576

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$109,776	$109,776	$—	$—
U.S. government agency securities	954	—	954	—
Corporate securities:
Fixed income securities	149,460	74,719	74,741	—
Equity securities	6,060	6,019	41	—
State and municipal securities	583	—	583	—

Total trading securities sold, but not yet purchased	266,833	190,514	76,319	—
Securities sold, but not yet purchased	19,223	19,223	—	—
Derivative contracts (1)	24,877	—	24,877	—

	$310,933	$209,737	$101,196	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State & Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033

Unrealized gains/(losses):
Included in changes in net assets (2)	42	—	—	21	(207)	2,290
Included in OCI (3)	—	(1,779)	—	—	—	—
Realized gains (2)	282	230	—	—	—	2,267
Purchases	27,337	47,840	—	3,400	6,750	1,672
Sales	(25,663)	—	—	—	—	(5,965)
Redemptions	(443)	(22,700)	(12,000)	(42,200)	(4,205)	—
Transfers:
Into Level 3	2,687	—	—	—	—	—
Out of Level 3	(7,401)	—	—	—	—	—

Net change	(3,159)	23,591	(12,000)	(38,779)	2,338	264

Balance at December 31, 2012	$583	$90,487	$—	$64,397	$14,067	$37,297

(1)	Included in trading securities owned in the consolidated statements of financial condition.
(2)	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(3)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

	Year Ended December 31, 2011
	Financial Assets						Financial Liabilities
		Available-for-sale		Investments
	Corporate Fixed Income Securities (1)	State and Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other	Corporate Fixed Income Securities (2)
Balance at December 31, 2010	$40,243	$11,436	$—	$76,826	$6,533	$38,502	$4,685

Unrealized gains/(losses):
Included in changes in net assets (3)	(288)	—	—	(600)	(189)	4,078	—
Included in OCI (4)	—	3,085	—	—	—	—	—
Realized gains/(losses) (3)	371	881	—	—	—	(1,126)	(52)
Purchases	169,152	48,974	12,000	45,625	10,135	1,776	6,663
Sales	(198,636)	(24,126)	—	—	(2,900)	—	(11,296)
Redemptions	(871)	(1,125)	—	(18,675)	(1,850)	(6,437)	—
Transfers:
Into Level 3	35	27,854	—	—	—	240	—
Out of Level 3	(6,264)	(83)	—	—	—	—	—

Net change	(36,501)	55,460	12,000	26,350	5,196	(1,469)	(4,685)

Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033	$—

(1)	Included in trading securities owned in the consolidated statements of financial condition.
(2)	Included in trading securities sold, but not yet purchased in the consolidated statements of financial condition.
(3)	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(4)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: unrealized gains and losses, and redemptions of ARS at par during the year ended December 31, 2012. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2012 relating to Level 3 assets still held at December 31, 2012 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2012.

	Valuation technique	Unobservable input	Range	Weighted average
Available-for-sale securities:
State and municipal securities	Discounted cash flow	Discount rate	1.9% of par – 10.0% of par	5.6% of par
		Workout period	2 – 4 years	3.4 years
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.6% of par – 12.1% of par	7.2% of par
		Workout period	1 – 3 years	2.8 years
Municipal securities	Discounted cash flow	Discount rate	0.5% of par – 10.3% of par	5.8% of par
		Workout period	1 – 4 years	2.6 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.4 – 4.0	2.8
		EBITDA multiple	7.0 – 14.6	9.3
Private equity investments	Market approach	Revenue multiple	0.5 – 3.4	2.1
		EBITDA multiple	4.4 – 17.8	10.1

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

The fair value for our auction-rate securities was determined using an income approach based on an internally developed discounted cash flow model. The discounted cash flow model utilizes two significant unobservable inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and our company’s own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. On an on-going basis, management verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.

General and limited partnership interests in investment partnerships totaled $21.5 million at December 31, 2012. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $13.5 million at December 31, 2012. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $12.8 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2012 primarily related to tax-exempt securities for which market trades were observed that provided transparency into the valuation of these assets. There were $23.3 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2012 primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed. There were $7.4 million of transfers of financial assets from Level 3 to Level 2 during the year ended December 31, 2012 related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $2.7 million of transfers of financial assets into Level 3 during the year ended December 31, 2012 related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of December 31, 2012 and 2011, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$403,941	$403,941	$167,671	$167,671
Restricted cash	4,414	4,414	6,883	6,883
Cash segregated for regulatory purposes	128,031	128,031	26	26
Securities purchased under agreements to resell	158,695	158,695	75,455	75,455
Trading securities owned	763,608	763,608	474,951	474,951
Available-for-sale securities	1,625,168	1,625,168	1,214,141	1,214,141
Held-to-maturity securities	708,008	715,274	190,484	189,071
Loans held for sale	214,531	214,531	131,754	131,754
Bank loans	815,937	834,188	632,140	639,341
Investments	236,434	236,434	239,208	239,208
Financial liabilities:
Securities sold under agreements to repurchase	$140,346	$140,346	$80,176	$80,176
Bank deposits	3,346,133	3,368,643	2,071,738	2,067,324
Trading securities sold, but not yet purchased	319,742	319,742	266,833	266,833
Securities sold, but not yet purchased	22,966	22,966	19,223	19,223
Derivative contracts (1)	19,934	19,934	24,877	24,877
Senior notes (2)	325,000	338,475	—	—
Non-recourse debt (2)	58,992	58,992	—	—
Debentures to Stifel Financial Capital Trusts	82,500	66,545	82,500	67,594
Liabilities subordinated to claims of general creditors	5,318	5,204	6,957	6,671

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.
(2)	Included in corporate debt in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	December 31, 2012 (1)
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$331,345	$331,345	$—	$—
Restricted cash	4,414	4,414	—	—
Cash segregated for regulatory purposes	128,031	128,031	—	—
Securities purchased under agreements to resell	158,695	154,688	4,007	—
Held-to-maturity securities	715,274	—	487,775	227,499
Loans held for sale	214,531	—	214,531	—
Bank loans	834,188	—	834,188	—
Financial liabilities:
Securities sold under agreements to repurchase	$140,346	$140,346	$—	$—
Bank deposits	3,368,643	—	3,368,643	—
Senior notes	338,475	338,475	—	—
Non-recourse debt	58,992	—	58,992	—
Debentures to Stifel Financial Capital Trusts	66,545	—	—	66,545
Liabilities subordinated to claims of general creditors	5,204	—	—	5,204

(1)	We adopted the provisions of Update No. 2011-04 in the first quarter of 2012 on a prospective basis. Accordingly, disclosures for prior periods are not presented.

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2012 and 2011.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2012 and 2011 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2012 and 2011 approximate fair value due to the short-term nature.

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

Senior Notes

The fair value of our senior notes is estimated based upon quoted market prices.

Non-recourse debt

The carrying value of our non-recourse debt approximates fair value due at December 31, 2012.

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

NOTE 7 – Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at December 31, 2012 and 2011, are as follows (in thousands):

	December 31,
	2012	2011
Trading securities owned:
U.S. government agency securities	$123,758	$66,424
U.S. government securities	3,573	32,845
Corporate securities:
Fixed income securities	396,878	244,535
Equity securities	35,472	19,859
State and municipal securities	203,927	111,288

	$763,608	$474,951

Trading securities sold, but not yet purchased:
U.S. government securities	$162,661	$109,776
U.S. government agency securities	15	954
Corporate securities:
Fixed income securities	150,698	149,460
Equity securities	6,281	6,060
State and municipal securities	87	583

	$319,742	$266,833

At December 31, 2012 and 2011, trading securities owned in the amount of $607.6 million and $393.9 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

	December 31, 2011
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,105	$—	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489

	$1,204,205	$18,050	$(8,114)	$1,214,141

Held-to-maturity securities (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524

	$190,484	$3,742	$(5,155)	$189,071

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the years ended December 31, 2012 and 2011, we received proceeds of $250.2 million and $362.1 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $3.8 million and $7.9 million, respectively. For the year ended December 31, 2010, proceeds from the sales of available-for-sale securities and the resulting realized gains and losses were immaterial.

During the years ended December 31, 2012 and 2011, unrealized gains, net of deferred taxes, of $8.7 million and $2.1 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

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

	December 31, 2012
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$105,259	$105,940	$—	$—
After one year through three years	309,394	314,753	15,075	15,111
After three years through five years	45,566	45,469	13,093	13,179
After five years through ten years	29,947	30,260	251,826	252,275
After ten years	165,743	169,046	428,014	434,709
Mortgage-backed securities
After three years through five years	369	378	—	—
After five years through ten years	16,246	16,997	—	—
After ten years	928,578	942,325	—	—

	$1,601,102	$1,625,168	$708,008	$715,274

At December 31, 2012 and 2011, securities of $613.8 million and $644.9 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at December 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(2)	$108	$—	$—	$(2)	$108
State and municipal securities	(852)	67,189	(261)	7,538	(1,113)	74,727
Mortgage-backed securities:
Agency	(153)	106,112	—	—	(153)	106,112
Commercial	(96)	18,324	(87)	21,391	(183)	39,715
Corporate fixed income securities	(940)	49,423	(806)	34,164	(1,746)	83,587
Asset-backed securities	—	—	(197)	14,417	(197)	14,417

	$(2,043)	$241,156	$(1,351)	$77,510	$(3,394)	$318,666

The gross unrealized losses on our available-for-sale securities of $3.4 million as of December 31, 2012 relate to 39 individual securities.

Certain investments in the available-for-sale portfolio at December 31, 2012, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at December 31, 2012, was $318.7 million, which was 19.6% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $322.1 million at December 31, 2012. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. Based on the evaluation, we recognized a credit-related OTTI of $0.6 million and $1.9 million in earnings for the years ended December 31, 2012 and 2011, respectively.

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

We believe the gross unrealized losses related to all other securities of $3.4 million as of December 31, 2012 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at December 31, 2012 and 2011 (in thousands, except percentages):

	December 31, 2012		December 31, 2011
	Balance	Percent	Balance	Percent
Consumer (1)	$425,382	51.6%	$371,399	58.2%
Commercial and industrial	300,034	36.4	186,996	29.3
Residential real estate	65,657	8.0	51,755	8.1
Home equity lines of credit	19,531	2.4	24,086	3.8
Commercial real estate	12,805	1.5	3,107	0.5
Construction and land	510	0.1	514	0.1

	823,919	100.0%	637,857	100.0%
Unamortized loan fees, net of origination costs	(1,207)		(421)
Loans in process	1,370		4
Allowance for loan losses	(8,145)		(5,300)

	$815,937		$632,140

(1)	Includes securities-based loans of $425.3 million and $371.1 million at December 31, 2012 and 2011, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Allowance for loan losses, beginning of period	$5,300	$2,331	$1,702

Provision for loan losses	3,004	2,925	460
Charge-offs:
Residential real estate	(254)	(5)	(216)
Commercial real estate	—	(5)	—
Other	—	—	(2)

Total charge-offs	(254)	(10)	(218)
Recoveries	95	54	387

Allowance for loan losses, end of period	$8,145	$5,300	$2,331

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2012, we had $1.8 million of non-accrual loans, which included $1.6 million in troubled debt restructurings, for which there was a specific allowance of $0.6 million. At December 31, 2011, we had $2.5 million of non-accrual loans, which included $0.3 million of trouble debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2012, 2011 and 2010, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2012 and 2011, approximately 96% and 95% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of December 31, 2012 and 2011 (in thousands, except rates):

	December 31, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$5,450	36.4%	$2,595	29.3%
Commercial real estate	691	1.5	633	0.5
Consumer	647	51.6	510	58.2
Residential real estate	408	8.0	679	8.1
Home equity lines of credit	195	2.4	—	—
Construction and land	13	0.1	—	—
Qualitative	741	—	883	3.9

	$8,145	100.0%	$5,300	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At December 31, 2012 and 2011, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.8 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $7.2 million and $4.3 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At December 31, 2012 and 2011, we had mortgage loans held for sale of $214.5 million and $131.8 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized gains of $13.8 million, $9.7 million and $8.3 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Furniture and equipment	$157,974	$147,210
Building and leasehold improvements	82,234	77,192
Property on operating leases	46,500	—

Total	286,708	224,402
Less accumulated depreciation and amortization	(145,305)	(119,662)

	$141,403	$104,740

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $30.1 million, $28.3 million and $23.8 million, respectively.

As a result of the East Shore acquisition, we lease seven aircraft under operating leases. The future minimum lease payments from UAL required under operating leases at December 31, 2012 were as follows: $12.9 million in 2013, $10.4 million in 2014, $5.3 million in 2015, $1.9 million in 2016 and $1.4 million in 2017.

NOTE 11 – Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2012, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2011	Net additions	Impairment losses	December 31, 2012
Goodwill
Global Wealth Management	$143,828	$549	$—	$144,377
Institutional Group	215,160	59,856	—	275,016

	$358,988	$60,405	$—	$419,393

	December 31, 2011	Net additions	Amortization	December 31, 2012
Intangible assets
Global Wealth Management	$18,819	$—	$(2,442)	$16,377
Institutional Group	15,044	—	(2,454)	12,590

	$33,863	$—	$(4,896)	$28,967

The adjustments to goodwill during the year ended December 31, 2012 are attributable to our acquisitions of Miller Buckfire and Stone & Youngberg. The allocation of the purchase price of Miller Buckfire is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Miller Buckfire as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 for additional information regarding our acquisition of Miller Buckfire.

Amortizable intangible assets consist of acquired customer relationships, trade name, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$40,166	$18,648	$40,166	$14,827
Trade name	9,442	2,023	9,442	1,011
Investment banking backlog	2,250	2,220	2,250	2,157

	$51,858	$22,891	$51,858	$17,995

Amortization expense related to intangible assets was $4.9 million, $5.3 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2012 are: customer relationships, 6.1 years; and trade name, 7.3 years. The investment banking backlog will be amortized over their estimated lives, which we expect to be within the next 12 months. As of December 31, 2012, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2013	$4,339
2014	3,856
2015	3,129
2016	2,829
2017	2,447
Thereafter	12,367

$28,967

NOTE 12 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2012 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $473.7 million during the year ended December 31, 2012. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at December 31, 2012 consisted of a $50.0 million revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At December 31, 2012, we had no advances on our revolving credit facility and were in compliance with all covenants.

At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. At December 31, 2011, short-term borrowings from banks were $199.4 million at an average rate of 1.17%, which were collateralized by company-owned securities valued at $388.0 million. The average bank borrowing was $184.4 million, $199.6 million and $108.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, at average daily interest rates of 1.10%, 1.15% and 1.01%, respectively.

At December 31, 2012 and 2011, Stifel Nicolaus had a stock loan balance of $19.2 million and $124.7 million, respectively, at average daily interest rates of 0.24% and 0.17%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $137.3 million, $124.1 million and $69.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, at average daily effective interest rates of 0.16%, 0.30% and 0.38%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 – Corporate Debt

The following table summarizes our corporate debt as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
6.70% senior notes, due 2022 (1)	$175,000	$—
5.375% senior notes, due 2022 (2)	150,000	—
Non-recourse debt, 6.75%, due 2016 (3)	58,992	—

	$383,992	$—

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

(3)	On December 17, 2012, we issued $60.0 million principal in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

Our corporate debt matures as follows, based upon its contractual terms:

	Non-recourse debt	Senior notes
2013	$11,430	—
2014	16,414	—
2015	24,383	—
2016	6,765	—
2017	—	—
Thereafter	—	325,000

	$58,992	325,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Money market and savings accounts	$3,271,929	$2,024,568
Demand deposits (interest-bearing)	64,926	29,509
Demand deposits (non-interest-bearing)	8,648	15,691
Certificates of deposit	630	1,970

	$3,346,133	$2,071,738

The weighted average interest rate on deposits was 0.1% and 0.2% at December 31, 2012 and 2011, respectively.

Scheduled maturities of certificates of deposit at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Certificates of deposit, less than $100:
Within one year	$182	$794
One to three years	203	240

	$385	$1,034

Certificates of deposit, $100 and greater:
Within one year	$245	$656
One to three years	—	280

	245	936

	$630	$1,970

At December 31, 2012 and 2011, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $3.3 billion and $2.1 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.6 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

NOTE 15 – Derivative Instruments and Hedging Activities

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$550,127	Other assets	$—	Accounts payable and accrued expenses	$(19,934)

	December 31, 2011
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$761,907	Other assets	$—	Accounts payable and accrued expenses	$(24,877)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was no ineffectiveness recognized during the year ended December 31, 2012.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $8.5 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$6,485	Interest expense	$11,428	None	$—

	Year Ended December 31, 2011
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$29,567	Interest expense	$13,949	None	$—

	Year Ended December 31, 2010
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$12,411	Interest expense	$3,073	None	$—

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

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.8 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $28.9 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2012, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
(2)

On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.
(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 17 – Liabilities Subordinated to Claims of General Creditors

Stifel Nicolaus maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, a portion of which is deferred in stock units and the balance into optional investment choices. We obtained approval from Financial Industry Regulatory Authority, Inc. (“FINRA”) and its predecessor, the New York Stock Exchange, to subordinate the liability for future payments for the portion of compensation that is not deferred in stock units. Required annual payments, as of December 31, 2012, are as follows (in thousands):

Distribution – January 31,	Plan year	Total
2013	2007	2,187
2014	2008	3,131

		$5,318

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in our computation of net capital under the SEC’s Uniform Net Capital Rule. We have estimated the fair value of the liability to be $5.2 million as of December 31, 2012.

NOTE 18 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2012, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $109.7 million to satisfy the minimum margin deposit requirement of $52.2 million at December 31, 2012.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $17.0 million in cash at December 31, 2012, which satisfied the minimum margin deposit requirements of $13.2 million.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2012, we estimate that TWP customers held $18.4 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

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

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2012 and 2011, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases and Purchase Obligations

Future minimum commitments under non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

2013	$53,830
2014	47,927
2015	41,043
2016	32,814
2017	23,696
Thereafter	39,381

$238,691

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $60.0 million, $58.6 million and $53.9 million, net of sublease income of $0.5 million, $1.9 million and $1.2 million, respectively.

Note 19 – Legal Proceedings

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure in business based upon our company’s settlement with the school districts and pursuit of claims against the RBC entities. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

On November 8, 2011, the FINRA hearing panel fined TWP $0.2 million for not having adequate supervisory procedures governing principal transactions in violation of NASD rules and ordered TWP to pay certain administrative fees and costs. The FINRA hearing panel dismissed all other charges against TWP and the former employee. On February 15, 2013, the National Adjudicatory Council dismissed FINRA’s appeal, which affirmed the hearing panel’s decision as the final decision of FINRA.

EDC Bond Issuance Matter

On January 16, 2012, our company and Stifel Nicolaus were named as defendants in a suit filed in Wisconsin state court with respect to Stifel Nicolaus’ role as initial purchaser in a $50.0 million bond offering under Rule 144A in January 2008. The bonds were issued by the Lake of the Torches Economic Development Corporation (“EDC”) in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the “Tribe”), who are also defendants in the action, together with Godfrey & Kahn, S.C. (“G&K”) who served as both issuer’s counsel and bond counsel in the transaction. In an action in federal court in Wisconsin related to the transaction, EDC was successful in its assertion that the bond indenture was void as an unapproved “management contract” under National Indian Gaming Commission regulations, and that accordingly the Tribe’s waiver of sovereign immunity contained in the indenture was void. After a remand from the Seventh Circuit Court of Appeals, a new federal action continues regarding the validity of the bond documents other than the bond indenture, and our company and Stifel Nicolaus are defendants in this new federal action.

Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, “Saybrook”), and Wells Fargo Bank, NA (“Wells Fargo”), indenture trustee for the bonds (collectively, “plaintiffs”), also brought a Wisconsin state court suit against EDC, our company and G&K, based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity. The parties have agreed to stay the state court action until the federal court rules on whether it has jurisdiction over the new federal action. Saybrook is the plaintiff in the new federal action and in the state court action. The plaintiffs allege that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe’s waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, the plaintiffs seek a judgment for rescission, restitutionary damages, including the amounts paid by the plaintiffs for the bonds, and costs; alternatively, the plaintiffs seek to recover damages, costs and attorneys’ fees from us. On May 2, 2012, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus in the new federal court action. The case is currently stayed while the federal court considers whether it has jurisdiction over the lawsuit. If the federal court determines it does not have jurisdiction, the action will continue in Wisconsin state court. While there can be no assurance that we will be successful, we believe we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the claims.

Lac Courte Orielles Tribal lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action seeking to establish jurisdiction of the Tribal Lawsuit in the United States District Court for the Western District of Wisconsin. On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the Tribe’s claims and intend to vigorously defend the allegations.

NOTE 20 – Regulatory Capital Requirements

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

At December 31, 2012, Stifel Nicolaus had net capital of $411.2 million, which was 77.8% of aggregate debit items and $400.7 million in excess of its minimum required net capital. At December 31, 2012, CSA’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiary, SNEL, is subject to the regulatory supervision and requirements of the Financial Services Authority (“FSA”) in the United Kingdom. At December 31, 2012, SNEL’s capital and reserves were in excess of the financial resources requirement under the rules of the FSA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At December 31, 2012, SN Canada’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2012

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,073,676	27.0%	$317,804	8.0%	$397,255	10.0%
Tier 1 capital to risk-weighted assets	1,065,531	26.8	158,902	4.0	238,353	6.0
Tier 1 capital to adjusted average total assets	1,065,531	17.7	241,210	4.0	301,513	5.0

Stifel Bank – Federal Reserve Capital Amounts

December 31, 2012

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$256,352	12.0%	$171,471	8.0%	$214,339	10.0%
Tier 1 capital to risk-weighted assets	248,207	11.6	85,736	4.0	128,603	6.0
Tier 1 capital to adjusted average total assets	248,207	7.3	136,257	4.0	170,322	5.0

NOTE 21 – Employee Incentive, Deferred Compensation, and Retirement Plans

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. We are permitted to issue new shares under all stock award plans approved by shareholders or to reissue our treasury shares. Awards under our company’s incentive stock award plans are granted at market value at the date of grant. The awards generally vest ratably over a three- to eight-year vesting period. Options expire ten years from the date of grant.

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 7.7 million shares at December 31, 2012.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $51.4 million, $29.5 million and $203.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $16.7 million, $24.9 million and $17.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2012, no options were granted.

A summary of option activity under the plans as of December 31, 2012, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding December 31, 2011	983	$9.38
Granted	—	—
Exercised	(727)	5.74
Forfeited	—	—
Expired	(7)	11.60

Outstanding December 31, 2012	249	$19.95	2.78	$4,126

At December 31, 2012, all outstanding options were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $19.2 million, $3.7 million and $13.9 million, respectively. At December 31, 2011, all outstanding options were exercisable. The fair value of options vested during the years ended December 31, 2011, and 2010 was $0.7 million and $2.9 million, respectively. Cash proceeds from the exercise of stock options were $4.2 million, $1.4 million and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2012, 2011, and 2010 were $7.5 million, $1.4 million and $5.7 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At December 31, 2012, the total number of stock units outstanding was 15.5 million, of which 6.6 million were unvested.

A summary of unvested stock unit activity under the plans as of December 31, 2012, and changes during the year then ended is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted- average grant date fair value
Unvested December 31, 2011	3,764	39.12
Granted	4,300	34.01
Vested	(1,490)	32.95
Cancelled	(23)	40.59

Unvested December 31, 2012	6,551	36.62

At December 31, 2012, there was unrecognized compensation cost for stock units of $209.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three—to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of December 31, 2012, there were 15.3 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $18.0 million and $34.0 million at December 31, 2012 and 2011, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2012 and 2011, the deferred compensation liability related to the mutual fund option of $16.6 million and $24.5 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five—to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

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

Compensation expense of $1.7 million, $1.7 million, and $1.7 million relating to the ESOP was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. The ESOP trust owned 732,106 and 722,233 shares of common stock at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, there were 24,405 and 73,215 shares held as collateral with a fair value of $0.8 million and $2.3 million, respectively.

Retirement Plans

Eligible employees of our company who have met certain service requirements may participate in the Stifel Nicolaus Profit Sharing 401(k) Plan (the “Profit Sharing Plan”). We may match certain employee contributions or make additional contributions to the Profit Sharing Plan at our discretion. Our contributions to the Profit Sharing Plan were $3.7 million, $3.6 million, and $3.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2012 and 2011, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $965.8 million and $1.0 billion, respectively, and the fair value of the collateral that had been sold or repledged was $140.3 million $80.2 million, respectively.

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

For a complete discussion of our activities related to derivative instruments, see Note 15 in the notes to our consolidated financial statements.

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

At December 31, 2012 and 2011, Stifel Bank had outstanding commitments to originate loans aggregating $241.5 million and $141.0 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2012 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2012 and 2011, Stifel Bank had outstanding letters of credit totaling $10.5 million and $9.2 million, respectively. One of the standby letters of credit has an expiration of December 16, 2013. All of the remaining standby letters of credit commitments at December 31, 2012 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2012 and 2011, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $220.1 million and $102.4 million, respectively.

NOTE 23 – Income Taxes

The provision for income taxes/(benefit) consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$32,111	$20,847	$35,998
State	9,199	6,416	9,647
Foreign	121	(127)	(19)

	41,431	27,136	45,626

Deferred taxes:
Federal	35,072	20,262	(36,965)
State	8,498	5,958	(11,821)
Foreign	2,298	1,118	1,024

	45,868	27,338	(47,762)

Provision for income taxes/(benefit)	$87,299	$54,474	$(2,136)

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	$79,055	$48,512	$(80)
State income taxes, net of federal income tax	11,766	7,288	(845)
Change in valuation allowance	3,760	(4,180)	(767)
Revaluation of deferred taxes	(8,788)	1,685	—
Other, net	1,506	1,169	(444)

	$87,299	$54,474	$(2,136)

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Deferred compensation	$116,770	$128,515
Accrued expenses	32,555	26,359
Net operating loss carryforwards	29,061	28,432
Depreciation	5,472	—
Receivable reserves	3,956	2,488
Investment and jobs creation credit	2,057	2,081
Unrealized loss on investments	—	11,396
Other	164	513

Total deferred tax assets	190,035	199,784
Valuation allowance	(5,608)	(2,231)

	184,427	197,553

Deferred tax liabilities:
Change in accounting method	(32,806)	—
Goodwill and other intangibles	(15,605)	(14,249)
Unrealized gain on investments	(7,175)	—
Prepaid expenses	(4,265)	(2,382)
Depreciation	—	(3,119)

	(59,851)	(19,750)

Net deferred tax asset	$124,576	$177,803

Our net deferred tax asset at December 31, 2012 includes net operating loss and tax credit carryforwards of $107.0 million and $2.1 million, respectively that expire between 2013 and 2027. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $3.4 million to adjust the tax benefit of certain state and foreign net operating loss carryforwards to the amount that we have determined is more likely than not to be realized. We believe the realization of the remaining net deferred tax asset of $124.6 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax payable, included in accounts payable and accrued expenses, is $11.9 million as of December 31, 2012. As of December 31, 2011, our current tax receivable was $10.0 million and included in other assets.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of our foreign subsidiaries that are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible. If management’s intentions or U.S. tax laws change in the future, there may be a significant impact on the provision for income taxes to record a change in the tax liability in the period the change occurs.

Uncertain Tax Positions

As of December 31, 2012 and 2011, we had $1.8 million and $3.1 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefits) in the consolidated statements of operations. As of December 31, 2012 and 2011, we had accrued interest and penalties of $1.0 million and $1.0 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2010 to December 31, 2012 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$3,091	$3,138	$2,046
Increase related to prior year tax positions	440	21	1,907
Decrease related to prior year tax positions	(881)	(1,075)	(586)
Increase related to current year tax positions	—	1,260	35
Decrease related to settlements with taxing authorities	(900)	(253)	—
Decrease related to lapsing of statute of limitations	—	—	(264)

Ending balance	$1,750	$3,091	$3,138

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal, certain state and local, or non-U.S. income tax examination by tax authorities for taxable years before 2007. Certain state returns are not subject to examination by tax authorities for taxable years before 2002.

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues: (1)
Global Wealth Management	$995,189	$908,158	$843,269
Institutional Group	618,536	507,397	541,839
Other	(1,075)	1,007	(3,082)

	$1,612,650	$1,416,562	$1,382,026

Income/(loss) before income taxes:
Global Wealth Management	$268,183	235,382	194,023
Institutional Group	96,167	63,269	129,535
Other	(138,478)	(160,043)	(323,787)

	$225,872	$138,608	$(229)

(1)	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2012, 2011 or 2010.

The following table presents our company’s total assets on a segment basis at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Global Wealth Management	$5,116,487	$3,637,069
Institutional Group	1,447,484	1,028,948
Other	402,169	285,883

	$6,966,140	$4,951,900

We have operations in the United States, Canada, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and SN Canada. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2012, 2011 and 2010, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues:
United States	$1,571,051	$1,361,899	$1,340,727
Canada	18,813	23,422	10,739
United Kingdom	13,503	21,945	20,479
Other European	9,283	9,296	10,081

	$1,612,650	$1,416,562	$1,382,026

NOTE 25 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income	$138,573	$84,134	$1,907
Shares for basic and diluted calculation:
Average shares used in basic computation	53,563	52,418	48,723
Dilutive effect of stock options and units (1)	9,374	10,640	8,949

Average shares used in diluted computation	62,937	63,058	57,672
Net income per share:
Basic	$2.59	$1.61	$0.04
Diluted (1)	$2.20	$1.33	$0.03

(1)

Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2012, 2011 and 2010, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 26 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2012, the maximum number of shares that may yet be purchased under this plan was 4.0 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the years ended December 31, 2012, 2011 and 2010, we repurchased $11.4 million, $48.5 million, and $91.8 million, or 0.4 million, 1.7 million, and 3.0 million shares, respectively, using existing Board authorizations at an average price of $30.35, $28.12, and $31.02 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Shares

During the years ended December 31, 2012, 2011 and 2010, we issued 2.3 million, 1.7 million and 8.1 million shares, respectively, which included the reissuance of 2.1 million, 1.7 million and 0.8 million shares from treasury, respectively. Share issuances during the year ended December 31, 2012 were primarily a result of the vesting and exercise transactions under our incentive stock award plans, the exercise of warrants that were issued as part of the Ryan Beck acquisition, and shares issued as part of the purchase consideration in our acquisition of Miller Buckfire. Share issuances during the year ended December 31, 2011 were primarily a result of the vesting and exercise transactions under our incentive stock award plans and the acquisition of Stone & Youngberg. Share issuances during the year ended December 31, 2010 were primarily for the purchase of TWPG, the exercise of warrants that were issued as part of the Ryan Beck acquisition, and for vesting and exercise transactions under our incentive stock award plans. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions. We issued 0.2 million new shares during the year ended December 31, 2012. There were no new shares issued during the year ended December 31, 2011. We issued 1.0 million new shares during the year ended December 31, 2010.

As partial consideration of the purchase price of Ryan Beck, we issued shares of common stock and five-year immediately exercisable warrants to purchase up to 1.13 million shares of our common stock at an exercise price of $16.00 per share. There were no warrants outstanding at December 31, 2012. At December 31, 2011, there were 34,328 warrants outstanding to purchase shares of our common stock at an exercise price of $16.00.

On October 1, 2011, we acquired Stone & Youngberg. As part of the purchase consideration, at the close of the acquisition, we issued 0.2 million shares of our common stock. The shares were issued from treasury.

On December 20, 2012, we acquired Miller Buckfire. As part of the purchase consideration, at the close of the acquisition, we issued 0.1 million shares of our common stock.

NOTE 27 – Variable Interest Entities

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics, such as the ability to influence the decision-making relative to the entity’s activities and how the entity is financed. The determination as to whether we must consolidate a VIE based on whether we are the primary beneficiary for certain entities. The primary beneficiary determination is based on a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. For other entities, the determination as to whether we must consolidate the VIE is based on an analysis of the power to direct the activities of the VIE as well as the obligation to absorb losses or benefits that could potentially be significant to the entity. Where qualitative analyses are not conclusive, we perform a quantitative analysis. Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of approximately $241.8 million at December 31, 2012. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2012, 2011 and 2010. In addition, our direct investment interest in these entities is insignificant at December 31, 2012 and 2011.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $246.8 million at December 31, 2012. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.4 million at December 31, 2012. Management fee revenue earned by our company was insignificant during the years ended December 31, 2012, 2011 and 2010.

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

Interest in FSI Group, LLC (“FSI”)

We have provided financing of $18.0 million in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. The note is convertible at our election into a 49.9% interest in FSI at any time after the third anniversary or during the defined conversion period. The convertible promissory note has a minimum coupon rate equal to 10% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not required to consolidate this entity.

Our company’s exposure to loss is limited to the carrying value of the note with FSI at December 31, 2012, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2012. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2012. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 28 – Subsequent Events

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

Acquisition of KBW, Inc.

On November 5, 2012 Stifel Financial Corp. and KBW, Inc. (“KBW”) entered into a merger agreement for our company to acquire 100% of the outstanding shares of KBW common stock. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive a combination of (i) cash consideration of $8.00 ($10.00 less the extraordinary dividend amount of $2.00) and (ii) stock consideration of 0.2143 a share of our common stock.

The merger closed on February 15, 2013. In conjunction with the close of the merger, we issued 6.7 million shares of common stock to holders of KBW common stock, issued 2.2 million restricted awards to KBW employees, and paid $253.0 million in cash.

The preliminary excess purchase price over net assets acquired is as follows (in thousands):

Cash paid to KBW shareholders	$253,039
Common stock issued to KBW shareholders	262,653
Fair value of outstanding KBW restricted awards exchanged for Stifel restricted awards	51,732

Purchase price to be allocated	567,424
Net assets acquired	305,275

Estimated excess purchase price over acquired net assets	$262,149

This acquisition is being accounted for under the acquisition method of accounting in accordance with Topic 805. Accordingly, the purchase price will be allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of purchase price over the net assets acquired will be allocated between goodwill and intangible assets. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets acquired and any potential identifiable intangible assets. Goodwill and identifiable intangibles will be allocated to the Institutional Group segment upon the completion of the purchase price allocation. The acquisition of KBW provides us with an opportunity to grow our business and become a market leader in the financial services sector.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. During the year ended December 31, 2012, we incurred $1.4 million in transaction costs.

The following unaudited pro forma financial information presents the combined results of operations as if the merger had occurred on January 1, 2010. The pro forma financial information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had KBW been combined with us as of the beginning of 2010.

(000s, except per share amounts, unaudited)	2012	2011	2010
Total net revenues	$1,857,913	$1,680,056	$1,806,779
Net income	112,531	52,468	28,535
Income per share:
Basic	$1.86	$0.89	$0.51
Diluted	$1.56	$0.73	$0.43

NOTE 29 – Quarterly Financial Information (Unaudited)

(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2012:
Total revenues	$409,343	$384,264	$425,992	$426,434
Interest expense	9,010	9,857	5,912	8,604
Net revenues	400,333	374,407	420,080	417,830
Non-interest expense	341,079	330,533	358,403	356,763
Income before income taxes	59,254	43,874	61,677	61,067
Net income	$34,773	$26,136	$37,710	$39,954
Earnings per common share:
Basic	$0.65	$0.49	$0.70	$0.74
Diluted	$0.55	$0.42	$0.60	$0.63

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2011:
Total revenues	$372,855	$365,240	$340,520	$363,294
Interest expense	6,242	6,383	6,306	6,416
Net revenues	366,613	358,857	334,214	356,878
Non-interest expense	315,929	354,982	295,191	311,852
Income before income taxes	50,684	3,875	39,023	45,026
Net income	$31,398	$3,416	$22,304	$27,016
Earnings per common share:
Basic	$0.60	$0.06	$0.43	$0.52
Diluted	$0.50	$0.05	$0.35	$0.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012, we conducted an assessment of the effectiveness of our company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have determined that our company’s internal control over financial reporting as of December 31, 2012, was effective.

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

Our company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stifel Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stifel Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2012, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	15,668,503		$30.75	7,700,474
Equity compensation plans not approved by the shareholders	54,936	$		—

	15,723,439		$30.65	7,700,474

On December 31, 2012, the total number of securities to be issued upon exercise of options and units consisted of 248,765 options and 15,474,674 units, for a total of 15,723,439 shares. The equity compensation plans approved by the stockholders contained 193,829 options and 15,474,674 units, for a total of 15,668,503 shares. The equity compensation plan not approved by the stockholders contained 54,936 options, for a total of 54,936 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2012, for equity compensation plans approved by the stockholders consists of 166,982 shares subject to options granted under the 2001 Incentive Stock Plan, and 26,847 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2012, for equity compensation plans approved by the stockholders consists of 14,920,668 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 376,167 under the 2007 Incentive Stock Plan, and 177,839 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2012, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 6,487,395 shares under the 2001 Incentive Stock Plan, 910,387 under the 2007 Incentive Stock Plan, and 302,692 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 7,700,474 shares.

Equity compensation plans not approved by stockholders

Equity compensation plans not approved by the stockholders as of December 31, 2012, include 54,936 shares that are subject to stock options granted to the former directors of TWPG in exchange for the options they held prior to the merger. There were no shares reserved for future grants or awards under this plan as of December 31, 2012.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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

EXHIBIT INDEX

STIFEL FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated November 5, 2012, between Stifel Financial Corp. and KBW, Inc., incorporated by reference to Exhibit 2.1 of Stifel Financial Corp.’s Current Report on Form 8-K filed on November 9, 2012.

3.1	Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

3.2	Amended and Restated By-Laws of Stifel Financial Corp., effective August 7, 2012, incorporated by reference to Exhibit 3.2 of Stifel Financial Corp.’s Current Report on Form 8-K filed on August 10, 2012.

3.3	Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

10.1	Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – June 22, 1987) filed July 14, 1987.

10.2	Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

10.3(a)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997.*

10.3(b)	Employment Agreement with Richard Himelfarb dated September 6, 2005, incorporated herein by reference to Exhibit 10.(p) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

10.3(c)	Employment Agreement with Thomas Mulroy dated September 7, 2005, incorporated herein by reference to Exhibit 10.(q) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

10.3(d)	Employment Agreement with Victor Nesi dated June 25, 2009. *

10.4(a)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1998. *

Exhibit No.	Description
10.4(b)	Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

10.5	Employment Agreement dated November 5, 2012, between Stifel Financial Corp. and Thomas B. Michaud., incorporated by reference to Exhibit 10.1 of Stifel Financial Corp.’s Current Report on Form 8-K filed on November 9, 2012.*

10.6	Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *

10.7	Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

10.8	Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.9	Stifel Nicolaus Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *

10.10(a)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *

10.10(b)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *

10.10(c)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

10.10(d)	Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

10.10(e)	Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported June 21, 2011) filed on June 22, 2011. *

10.11	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *

10.12	Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

10.13(a)	Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

10.13(b)	Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

Exhibit No.	Description
10.13(c)	First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 9, 2010. *

10.14(a)	Indenture dated January 23, 2012, between Stifel Financial Corp. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of Stifel Financial Corp.’s Current Report on Form 8-K filed on January 23, 2012.

10.14(b)	Supplemental Indenture dated January 23, 2012, between Stifel Financial Corp. and U.S. Bank National Association, as trustee (including a form of Note), incorporated by reference to Exhibit 4.2 of Stifel Financial Corp.’s Current Report on Form 8-K filed on January 23, 2012.

10.14(c)	Second Supplemental Indenture dated December 21, 2012, between Stifel Financial Corp. and U.S. Bank National Association, as trustee (including a form of Note), incorporated by reference to Exhibit 4.1 to Stifel Fianncial Corp.’s Current Report on Form 8-K filed on December 21, 2012.

11.1	Computation of Per Share Earnings is set forth in Note 26 of Notes to Consolidated Financial Statements included in this Form 10-K.

21.1	List of Subsidiaries of Stifel Financial Corp., filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

Exhibit No.	Description
101.	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (vi) Notes to Consolidated Financial Statements. **

*	Management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 and the interactive data files attached as Exhibit 101 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski
Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013.

/s/ Ronald J. Kruszewski	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
Ronald J. Kruszewski

/s/ James M. Zemlyak	Senior Vice President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)
James M. Zemlyak

/s/ Bruce A. Beda	Director
Bruce A. Beda

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Charles A. Dill	Director
Charles A. Dill

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Frederick O. Hanser	Director
Frederick O. Hanser

/s/ Richard J. Himelfarb	Director
Richard J. Himelfarb

/s/ Alton F. Irby III	Director
Alton F. Irby III

/s/ Robert E. Lefton	Director
Robert E. Lefton

/s/ Thomas B. Michaud	Director
Thomas B. Michaud

/s/ Thomas P. Mulroy	Director
Thomas P. Mulroy

/s/ Victor J. Nesi	Director
Victor J. Nesi

/s/ James M. Oates	Director
James M. Oates

/s/ Ben A. Plotkin	Director
Ben A. Plotkin

/s/ Thomas W. Weisel
Thomas W. Weisel	Chairman of the Board and Director

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman