Form 10-Q
period 2013-03-31
STIFEL FINANCIAL CORP
filed 2013-05-10
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on April 30, 2013, was 63,570,932.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$573,664	$403,941
Restricted cash	4,415	4,414
Cash segregated for regulatory purposes	32	128,031
Receivables:
Brokerage clients, net	543,316	487,761
Brokers, dealers, and clearing organizations	528,187	276,224
Securities purchased under agreements to resell	156,341	158,695
Trading securities owned, at fair value (includes securities pledged of $706,761 and $607,586, respectively)	923,452	763,608
Available-for-sale securities, at fair value	1,729,837	1,625,168
Held-to-maturity securities, at amortized cost	716,273	708,008
Loans held for sale	165,698	214,531
Bank loans, net of allowance	886,647	815,937
Other real estate owned	373	373
Investments, at fair value	268,082	236,434
Fixed assets, net	148,886	141,403
Goodwill	730,006	419,393
Intangible assets, net	31,085	28,967
Loans and advances to financial advisors and other employees, net	175,711	179,284
Deferred tax assets, net	181,885	124,576
Other assets	369,865	249,392

Total Assets	$8,133,755	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	March 31, 2013	December 31, 2012
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$569,800	$304,700
Payables:
Brokerage clients	325,691	295,509
Brokers, dealers, and clearing organizations	109,947	33,211
Drafts	58,315	90,433
Securities sold under agreements to repurchase	108,529	140,346
Bank deposits	3,556,568	3,346,133
Trading securities sold, but not yet purchased, at fair value	588,922	319,742
Securities sold, but not yet purchased, at fair value	24,550	22,966
Accrued compensation	154,882	187,466
Accounts payable and accrued expenses	266,320	259,163
Corporate debt	380,934	383,992
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	6,226,958	5,466,161
Liabilities subordinated to claims of general creditors	3,131	5,318
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 63,246,221 and 54,967,858 shares, respectively	9,487	8,245
Additional paid-in-capital	1,496,909	1,100,137
Retained earnings	397,932	383,970
Accumulated other comprehensive income	782	4,918

	1,905,110	1,497,270
Treasury stock, at cost, 41,727 and 77,577 shares, respectively	(1,392)	(2,505)
Unearned employee stock ownership plan shares, at cost, 12,202 and 24,405 shares, respectively	(52)	(104)

	1,903,666	1,494,661

Total Liabilities and Shareholders’ Equity	$8,133,755	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Revenues:
Commissions	$148,648	$123,303
Principal transactions	107,244	116,233
Investment banking	78,379	70,438
Asset management and service fees	68,912	60,818
Interest	29,845	25,257
Other income	20,212	13,294

Total revenues	453,240	409,343
Interest expense	11,460	9,010

Net revenues	441,780	400,333

Non-interest expenses:
Compensation and benefits	315,727	254,704
Occupancy and equipment rental	34,048	30,791
Communications and office supplies	22,979	20,373
Commissions and floor brokerage	9,058	7,612
Other operating expenses	36,622	27,599

Total non-interest expenses	418,434	341,079

Income before income tax expense	23,346	59,254
Provision for income taxes	8,727	24,481

Net income	$14,619	$34,773

Earnings per common share:
Basic	$0.24	$0.65
Diluted	$0.21	$0.55

Weighted average number of common shares outstanding:
Basic	60,054	53,243
Diluted	69,189	62,669

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Net income	$14,619	$34,773
Other comprehensive income:
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax (1)	(4,586)	4,850
Changes in unrealized gains on cash flow hedging instruments, net of tax (2)	1,519	2,364
Foreign currency translation adjustment, net of tax	(1,069)	535

	(4,136)	7,749

Comprehensive income	$10,483	$42,522

(1)

Amounts are net of reclassifications to earnings of realized gains of $0.4 million for the three months ended March 31, 2013. We had no significant reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2012.

(2)	Amounts are net of reclassifications to earnings of losses of $2.3 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$14,619	$34,773
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,876	7,189
Amortization of loans and advances to financial advisors and other employees	15,553	13,931
Amortization of premium/(accretion of discount) on investment portfolio	(2,989)	2,886
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	1,294	955
Amortization of intangible assets	1,138	1,329
Deferred income taxes	14,846	31,514
Excess tax benefits from stock-based compensation	(8,237)	(12,438)
Stock-based compensation	70,184	6,963
(Gains)/losses on investments	3,530	(7,952)
Other, net	403	(308)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	127,998	299
Receivables:
Brokerage clients	(55,519)	(9,270)
Brokers, dealers, and clearing organizations	(177,699)	15,378
Securities purchased under agreements to resell	2,354	(28,503)
Loans originated as held for sale	(437,539)	(356,192)
Proceeds from mortgages held for sale	476,999	346,809
Trading securities owned, including those pledged	(39,304)	(100,773)
Loans and advances to financial advisors and other employees	(12,049)	(25,203)
Other assets	(66,088)	(35,119)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	30,182	45,431
Brokers, dealers, and clearing organizations	30,056	13,590
Drafts	(32,118)	(19,274)
Trading securities sold, but not yet purchased	217,385	3,574
Other liabilities and accrued expenses	(126,444)	(119,349)

Net cash provided by/(used in) operating activities	$56,431	$(189,760)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$68,678	$63,783
Calls and principal paydowns of held-to-maturity securities	16,289	—
Sale or maturity of investments	22,380	15,534
Sale of other real estate owned	—	75
Increase in bank loans, net	(67,585)	(25,534)
Payments for:
Purchase of available-for-sale securities	(185,892)	(192,536)
Purchase of held-to-maturity securities	(16,438)	(136,854)
Purchase of investments	(57,558)	(12,480)
Purchase of fixed assets	(4,931)	(3,902)
Acquisitions, net of cash acquired	(154,283)	—

Net cash used in investing activities	(379,340)	(291,914)

Cash Flows from Financing Activities:
(Repayments of)/proceeds from short-term borrowings from banks	265,100	(12,000)
Proceeds from issuance of senior notes, net	—	170,291
Increase/(decrease) in securities sold under agreements to repurchase	(31,817)	61,943
Increase in bank deposits, net	210,435	286,174
Increase in securities loaned	46,680	15,936
Excess tax benefits from stock-based compensation	8,237	12,438
Issuance of common stock	15	—
Reissuance of treasury stock	297	6,783
Repayment of non-recourse debt	(3,058)	—
Extinguishment of subordinated debt	(2,187)	(1,639)

Net cash provided by financing activities	493,702	539,926

Effect of exchange rate changes on cash	(1,070)	535

Increase/(decrease) in cash and cash equivalents	169,723	58,787
Cash and cash equivalents at beginning of period	403,941	167,671

Cash and cash equivalents at end of period	$573,664	$226,458

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds/(refunds, net of taxes paid)	$15,264	$(885)
Cash paid for interest	10,407	6,712
Noncash investing and financing activities:
Stock units granted, net of forfeitures	137,694	68,159
Issuance of common stock for acquisitions	265,918	—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), Stifel Nicolaus Canada, Inc. (“SN Canada”) and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, two Canadian cities, and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate certain VIEs in which we have the power to direct the activities of the entity and the obligation to absorb significant losses or receive significant benefits. In other cases, we consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests. See Note 25 for additional information on VIEs.

NOTE 2 – Recently Adopted Accounting Guidance

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

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“Update No. 2011-11”), which enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Topic 210 “Balance Sheet,” and Topic 815, “Derivatives and Hedging or 2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013, and requires retrospective disclosures for comparative periods presented.

In January 2013, the FASB issued Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of Update No. 2011-11 to include derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013, and requires retrospective disclosures for comparative periods presented. Other than requiring additional disclosures regarding offsetting assets and liabilities, the adoption of this new guidance did not have an impact on our consolidated financial statements. See Note 16 – Disclosures About Offsetting Assets and Liabilities.

Comprehensive Income

In February 2013, the FASB issued Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012 (January 1, 2013 for our company). Other than requiring additional disclosures regarding other comprehensive income, the adoption of this new guidance did not have an impact on our consolidated financial statements.

NOTE 3 – Acquisition of KBW, Inc.

On February 15, 2013, we completed the purchase of all of the outstanding shares of common stock of KBW, Inc. (“KBW, Inc.”), a full-service investment bank specializing in the financial services industry based in New York, New York. The purchase was completed pursuant to the merger agreement dated November 5, 2012. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW, Inc. issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive a combination of (i) cash consideration of $8.00 ($10.00 less the extraordinary dividend amount of $2.00) and (ii) stock consideration of 0.2143 a share of our common stock.

In conjunction with the close of the merger, we issued 6.7 million shares of common stock to holders of KBW, Inc. common stock, issued 2.2 million restricted stock awards to KBW, Inc. employees, and paid $253.0 million in cash.

The following summarizes the aggregate merger consideration payable for all outstanding shares and restricted stock awards of KBW, Inc. (in thousands):

Cash paid to KBW, Inc. shareholders	$253,039
Common stock issued to KBW, Inc. shareholders	262,653
Fair value of outstanding KBW, Inc. restricted stock awards exchanged for Stifel restricted stock awards	86,221

Purchase price to be allocated	$601,913

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $307.9 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of KBW, Inc. on February 15, 2013 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of KBW, Inc.’s business and the reputation and expertise of KBW, Inc. in the financial services sector.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $9.8 million were incurred during the three months ended March 31, 2013, respectively, and are included in other operating expenses in the consolidated statement of operations.

In addition, on February 15, 2013, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three months ended March 31, 2013.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$98,756
Receivables from clearing organizations	74,264
Financial instruments owned, at fair value	120,540
Fixed assets, net	10,629
Deferred tax assets, net	76,763
Other assets	34,987

Total assets acquired	$415,939

Liabilities:
Financial instruments sold, but not yet purchased, at fair value	$53,379
Accrued compensation	18,468
Accounts payable and accrued expenses	50,104

Total liabilities assumed	121,951

Net assets acquired	$293,988

The following unaudited pro forma financial information presents the combined results of operations as if the merger had occurred on January 1, 2012. The pro forma financial information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had KBW, Inc. been combined with us as of the beginning of 2012.

	Three Months Ended March 31,
(000s, except per share amounts, unaudited)	2013	2012
Total net revenues	$467,213	$469,382
Net income/(loss)	(61,688)	35,185
Earnings/(loss) per share:
Basic	$(1.03)	$0.59
Diluted	$(1.03)	$0.51

NOTE 4 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2013 and December 31, 2012, included (in thousands):

	March 31, 2013	December 31, 2012

Deposits paid for securities borrowed	$333,371	$153,819
Receivable from clearing organizations	179,442	115,996
Securities failed to deliver	15,374	6,409

	$528,187	$276,224

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2013 and December 31, 2012, included (in thousands):

	March 31, 2013	December 31, 2012

Deposits received from securities loaned	$65,955	$19,218
Securities failed to receive	29,600	4,747
Payable to clearing organizations	14,392	9,246

	$109,947	$33,211

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received on settlement date.

NOTE 5 – Fair Value Measurements

We measure certain assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities owned, available-for-sale securities, investments, trading securities sold, but not yet purchased, securities sold, but not yet purchased, and derivatives.

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

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. Actively traded money market funds are measured at their reported net asset value, which approximates fair value. As such, we classify the estimated fair value of these instruments as Level 1.

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

Investments

Investments carried at fair value primarily include ARS, investments in mutual funds, U.S. treasury securities, investments in public companies, private equity securities, and partnerships.

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

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $13.8 million and $3.0 million at March 31, 2013 and December 31, 2012, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are presented below:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$171,890	171,890	—	—
Trading securities owned:
U.S. government agency securities	204,162	—	204,162	—
U.S. government securities	27,703	27,703	—	—
Corporate securities:
Fixed income securities	426,046	49,761	368,811	7,474
Equity securities	123,044	106,333	4,177	12,534
State and municipal securities	142,497	—	142,497	—

Total trading securities owned	923,452	183,797	719,647	20,008
Available-for-sale securities:
U.S. government agency securities	1,217	—	1,217	—
State and municipal securities	186,777	—	91,819	94,958
Mortgage-backed securities:
Agency	726,796	—	726,796	—
Commercial	247,980	—	247,980	—
Non-agency	6,294	—	6,294	—
Corporate fixed income securities	500,609	313,327	187,282	—
Asset-backed securities	60,164	—	60,164	—

Total available-for-sale securities	1,729,837	313,327	1,321,552	94,958
Investments:
Corporate equity securities	70,995	70,995	—	—
Mutual funds	19,408	19,408	—	—
U.S. government securities	7,069	7,069	—	—
Auction rate securities:
Equity securities	63,401	—	—	63,401
Municipal securities	13,999	—	—	13,999
Other	93,210	5,953	4,999	82,258

Total investments	268,082	103,425	4,999	159,658

	$3,092,261	$772,439	$2,046,198	$274,624

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$187,253	$187,253	$—	$—
U.S. government agency securities	5,256	—	5,256	—
Corporate securities:
Fixed income securities	313,191	132,239	180,952	—
Equity securities	83,135	78,376	4,759	—
State and municipal securities	87	—	87	—

Total trading securities sold, but not yet purchased	588,922	397,868	191,054	—
Securities sold, but not yet purchased	24,550	24,550	—	—
Derivative contracts (1)	17,459	—	17,459	—

	$630,931	$422,418	$208,513	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$72,596	$72,596	$—	$—
Trading securities owned:
U.S. government agency securities	123,758	—	123,758	—
U.S. government securities	3,573	3,573	—	—
Corporate securities:
Fixed income securities	396,878	66,795	329,500	583
Equity securities	35,472	33,650	1,822	—
State and municipal securities	203,927	—	203,927	—

Total trading securities owned	763,608	104,018	659,007	583
Available-for-sale securities:
U.S. government agency securities	1,113	—	1,113	—
State and municipal securities	157,420	—	66,933	90,487
Mortgage-backed securities:
Agency	684,848	—	684,848	—
Commercial	260,974	—	260,974	—
Non-agency	13,878	—	13,878	—
Corporate fixed income securities	480,182	263,017	217,165	—
Asset-backed securities	26,753	—	26,753	—

Total available-for-sale securities	1,625,168	263,017	1,271,664	90,487
Investments:
Corporate equity securities	32,162	32,162	—	—
Corporate preferred securities	56,970	—	56,970	—
Mutual funds	18,021	18,021	—	—
U.S. government securities	7,069	7,069	—	—
Auction rate securities:
Equity securities	64,397	—	—	64,397
Municipal securities	14,067	—	—	14,067
Other	43,748	1,620	4,831	37,297

Total investments	236,434	58,872	61,801	115,761

	$2,697,806	$498,503	$1,992,472	$206,831

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$162,661	$162,661	$—	$—
U.S. government agency securities	15	—	15	—
Corporate securities:
Fixed income securities	150,698	46,274	104,424	—
Equity securities	6,281	5,936	345	—
State and municipal securities	87	—	87	—

Total trading securities sold, but not yet purchased	319,742	214,871	104,871	—
Securities sold, but not yet purchased	22,966	22,966	—	—
Derivative contracts (1)	19,934	—	19,934	—

	$362,642	$237,837	$124,805	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2013
	Trading Securities Owned			Investments
	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities (1)	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other

Balance at December 31, 2012	$583	$—	$90,487	$64,397	$14,067	$37,297
Unrealized gains/(losses):
Included in changes in net assets (2)	216	1,168	—	304	32	3,661
Included in OCI (3)	—	—	(235)	—	—	—
Realized gains/(losses) (2)	—	—	6	—	—	(208)
Purchases	7,494	11,476	5,000	75	—	42,925
Sales	(257)	(110)	—	—	—	(1,286)
Redemptions	(562)	—	(300)	(1,375)	(100)	(131)
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—

Net change	6,891	12,534	4,471	(996)	(68)	44,961

Balance at March 31, 2013	$7,474	$12,534	$94,958	$63,401	$13,999	$82,258

(1)	Included in available-for-sale securities in the consolidated statements of financial condition.
(2)	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(3)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: our acquisition of KBW, Inc, unrealized gains and losses, and redemptions of ARS at par during the three months ended March 31, 2013. During the three months ended March 31, 2013, trading securities owned and investments purchased as part of the KBW, Inc. acquisition that are classified as Level 3 totaled $54.1 million, of which $0.9 million were sold during the three months ended March 31, 2013. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2013 relating to Level 3 assets still held at March 31, 2013 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2013.

	Valuation technique	Unobservable input	Range	Weighted average

Available-for-sale securities:

State and municipal securities	Discounted cash flow	Discount rate	1.8% of par - 9.7% of par	5.5% of par
		Workout period	2 – 4 years	3.4 years

Investments:
Auction rate securities:

Equity securities	Discounted cash flow	Discount rate	2.0% of par – 11.7% of par	6.9% of par
		Workout period	1 – 3 years	2.8 years

Municipal securities	Discounted cash flow	Discount rate	0.0% of par – 10.0% of par	5.6% of par
		Workout period	1 – 4 years	2.6 years

Other
Investments in partnerships	Market approach	Revenue multiple	1.3 – 3.9	2.7
		EBITDA multiple	7.0 – 14.3	9.1

Private equity investments	Market approach	Revenue multiple	0.5 – 3.3	2.2
		EBITDA multiple	4.3 – 17.6	10.0

The fair value of certain Level 3 assets was determined using various methodologies as appropriate, including net asset values (“NAVs”) of underlying investments, third-party pricing vendors, broker quotes and market and income approaches. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment and other analytical procedures.

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

General and limited partnership interests in investment partnerships totaled $57.7 million at March 31, 2013. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $13.5 million at March 31, 2013. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $56.3 million of transfers of financial assets from Level 2 to Level 1 during the three months ended March 31, 2013 primarily related to corporate preferred securities that were converted to common stock, which is actively traded and fixed income and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.7 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2013 primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of March 31, 2013 and December 31, 2012, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$573,644	$573,644	$403,941	$403,941
Restricted cash	4,415	4,415	4,414	4,414
Cash segregated for regulatory purposes	32	32	128,031	128,031
Securities purchased under agreements to resell	156,341	156,341	158,695	158,695
Trading securities owned	923,452	923,452	763,608	763,608
Available-for-sale securities	1,729,837	1,729,837	1,625,168	1,625,168
Held-to-maturity securities	716,273	725,843	708,008	715,274
Loans held for sale	165,698	165,698	214,531	214,531
Bank loans	886,647	909,115	815,937	834,188
Investments	268,082	268,082	236,434	236,434
Financial liabilities:
Securities sold under agreements to repurchase	$108,529	$108,529	$140,346	$140,346
Bank deposits	3,556,568	3,581,155	3,346,133	3,368,643
Trading securities sold, but not yet purchased	588,922	588,922	319,742	319,742
Securities sold, but not yet purchased	24,550	24,550	22,966	22,966
Derivative contracts (1)	17,459	17,459	19,934	19,934
Senior notes (2)	325,000	349,242	325,000	338,475
Non-recourse debt (2)	55,934	57,069	58,992	58,992
Debentures to Stifel Financial Capital Trusts	82,500	68,113	82,500	66,545
Liabilities subordinated to claims of general creditors	3,131	3,048	5,318	5,204

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.
(2)	Included in corporate debt in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$401,774	$401,774	$—	$—
Restricted cash	4,415	4,415	—	—
Cash segregated for regulatory purposes	32	32	—	—
Securities purchased under agreements to resell	156,341	155,927	414	—
Held-to-maturity securities	725,843	—	490,054	235,790
Loans held for sale	165,698	—	165,698	—
Bank loans	909,115	—	909,115	—
Financial liabilities:
Securities sold under agreements to repurchase	$108,529	$108,529	$—	$—
Bank deposits	3,581,155	—	3,581,155	—
Senior notes	349,242	349,242	—	—
Non-recourse debt	57,069	—	57,069	—
Debentures to Stifel Financial Capital Trusts	68,113	—	—	68,113
Liabilities subordinated to claims of general creditors	3,048	—	—	3,048

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$331,345	$331,345	$—	$—
Restricted cash	4,414	4,414	—	—
Cash segregated for regulatory purposes	128,031	128,031	—	—
Securities purchased under agreements to resell	158,695	154,688	4,007	—
Held-to-maturity securities	715,274	—	487,775	227,499
Loans held for sale	214,531	—	214,531	—
Bank loans	834,188	—	834,188	—
Financial liabilities:
Securities sold under agreements to repurchase	$140,346	$140,346	$—	$—
Bank deposits	3,368,643	—	3,368,643	—
Senior notes	338,475	338,475	—	—
Non-recourse debt	58,992	—	58,992	—
Debentures to Stifel Financial Capital Trusts	66,545	—	—	66,545
Liabilities subordinated to claims of general creditors	5,204	—	—	5,204

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2013 and December 31, 2012.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2013 and December 31, 2012 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2013 and December 31, 2012 approximate fair value due to the short-term nature.

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

Non-recourse debt

The fair value of our non-recourse debt is based on the discounted value of contractual cash flows. We have assumed a discount rate based on the coupon achieved in our 6.7% senior notes due 2022.

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

NOTE 6 – Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at March 31, 2013 and December 31, 2012, are as follows (in thousands):

	March 31, 2013	December 31, 2012
Trading securities owned:
U.S. government agency securities	$204,162	$123,758
U.S. government securities	27,703	3,573
Corporate securities:
Fixed income securities	426,046	396,878
Equity securities	123,044	35,472
State and municipal securities	142,497	203,927

	$923,452	$763,608

Trading securities sold, but not yet purchased:
U.S. government securities	$187,253	$162,661
U.S. government agency securities	5,256	15
Corporate securities:
Fixed income securities	313,191	150,698
Equity securities	83,135	6,281
State and municipal securities	87	87

	$588,922	$319,742

At March 31, 2013 and December 31, 2012, trading securities owned in the amount of $706.8 million and $607.6 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,217	$1	$(1)	$1,217
State and municipal securities	185,400	4,015	(2,638)	186,777
Mortgage-backed securities:
Agency	723,399	5,833	(2,436)	726,796
Commercial	243,192	4,817	(29)	247,980
Non-agency	6,158	136	—	6,294
Corporate fixed income securities	493,887	7,453	(731)	500,609
Asset-backed securities	59,934	298	(68)	60,164

	$1,713,187	$22,553	$(5,903)	$1,729,837

Held-to-maturity securities (2)
Asset-backed securities	$638,673	$10,504	$(2,191)	$646,986
Corporate fixed income securities	55,398	177	(295)	55,280
Municipal auction rate securities	22,202	1,393	(18)	23,577

	$716,273	$12,074	$(2,504)	$725,843

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three months ended March 31, 2013, we received proceeds of $18.2 million from the sale of available-for-sale securities, which resulted in realized gains of $0.7 million. For the three months ended March 31, 2012, we received proceeds of $2.7 million from the sale of available-for-sale securities, which resulted in an immaterial amount of realized gains.

During the three months ended March 31, 2013, unrealized losses, net of deferred tax benefits, of $4.6 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the three months ended March 31, 2012, unrealized gains, net of deferred taxes, of $4.9 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$130,020	$130,899	$—	$—
After one year through three years	290,906	296,597	16,154	16,251
After three years through five years	31,259	31,718	46,934	46,775
After five years through ten years	53,451	53,480	251,641	253,556
After ten years	234,802	236,073	401,544	409,261
Mortgage-backed securities
After three years through five years	349	359	—	—
After five years through ten years	16,736	17,452	—	—
After ten years	955,664	963,259	—	—

	$1,713,187	$1,729,837	$716,273	$725,843

At March 31, 2013 and December 31, 2012, securities of $563.1 million and $613.8 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at March 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(1)	$509	$—	$—	$(1)	$509
State and municipal securities	(1,977)	78,533	(661)	32,554	(2,638)	111,087
Mortgage-backed securities:
Agency	(2,436)	373,671	—	—	(2,436)	373,671
Commercial	(1)	12,933	(28)	17,378	(29)	30,311
Corporate fixed income securities	(479)	41,688	(252)	39,705	(731)	81,393
Asset-backed securities	(9)	13,063	(59)	13,576	(68)	26,639

	$(4,903)	$520,397	$(1,000)	$103,213	$(5,903)	$623,610

The gross unrealized losses on our available-for-sale securities of $5.9 million as of March 31, 2013 relate to 58 individual securities.

Certain investments in the available-for-sale portfolio at March 31, 2013, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at March 31, 2013, was $623.1 million, which was 36.0% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $629.0 million at March 31, 2013. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. There were no credit-related OTTI charges during the three months ended March 31, 2013.

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

We believe the gross unrealized losses related to all other securities of $5.9 million as of March 31, 2013 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at March 31, 2013 and December 31, 2012 (in thousands, except percentages):

	March 31, 2013		December 31, 2012
	Balance	Percent	Balance	Percent

Consumer (1)	$426,015	47.5%	$425,382	51.6%
Commercial and industrial	370,817	41.3	300,034	36.4
Residential real estate	69,481	7.7	65,657	8.0
Home equity lines of credit	18,114	2.0	19,531	2.4
Commercial real estate	12,720	1.4	12,805	1.5
Construction and land	510	0.1	510	0.1

	897,657	100.0%	823,919	100.0%
Unamortized loan fees, net of origination costs	(1,654)		(1,207)
Loans in process	50		1,370
Allowance for loan losses	(9,406)		(8,145)

	$886,647		$815,937

(1)	Includes securities-based loans of $425.9 million and $425.3 million at March 31, 2013 and December 31, 2012, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Allowance for loan losses, beginning of period	$8,145	$5,300

Provision for loan losses	1,720	543
Charge-offs:
Residential real estate	(484)	(109)
Recoveries	25	47

Allowance for loan losses, end of period	$9,406	$5,781

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At March 31, 2013, we had $1.1 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2012, we had $1.8 million of non-accrual loans, which included $1.6 million in troubled debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2013 and 2012 were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2013 and December 31, 2012, approximately 90% and 96% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of March 31, 2013 and December 31, 2012 (in thousands, except rates):

	March 31, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)

Commercial and industrial	$6,890	41.3%	$5,450	36.4%
Consumer	639	47.5	647	51.6
Residential real estate	423	7.7	408	8.0
Commercial real estate	356	1.4	691	1.5
Home equity lines of credit	212	2.0	195	2.4
Construction and land	13	0.1	13	0.1
Qualitative	873	—	741	—

	$9,406	100.0%	$8,145	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At March 31, 2013 and December 31, 2012, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.2 million and $7.2 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At March 31, 2013 and December 31, 2012, we had mortgage loans held for sale of $165.7 million and $214.5 million, respectively. For the three months ended March 31, 2013 and 2012, we recognized gains of $4.6 million and $2.8 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

Furniture and equipment	$163,279	$157,974
Building and leasehold improvements	91,793	82,234
Property on operating leases	46,500	46,500

Total	301,572	286,708
Less accumulated depreciation and amortization	(152,686)	(145,305)

	$148,886	$141,403

For the three months ended March 31, 2013 and 2012, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.9 million and $7.2 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2012	Net additions	Impairment losses	March 31, 2013
Goodwill
Global Wealth Management	$144,377	$—	$—	$144,377
Institutional Group	275,016	310,613	—	585,629

	$419,393	$310,613	$—	$730,006

	December 31, 2012	Net additions	Amortization	March 31, 2013
Intangible assets
Global Wealth Management	$16,377	$—	$(574)	$15,803
Institutional Group	12,590	3,256	(564)	15,282

	$28,967	$3,256	$(1,138)	$31,085

The adjustments to goodwill and intangible assets during the three months ended March 31, 2013 are attributable to our acquisitions of KBW, Inc. and Miller Buckfire. The allocation of the purchase price of KBW, Inc. is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of KBW, Inc. as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

Amortizable intangible assets consist of acquired customer relationships, trade name, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization

Customer relationships	$40,166	$19,503	$40,166	$18,648
Trade name	11,560	2,276	9,442	2,023
Investment banking backlog	3,388	2,250	2,250	2,220

	$55,114	$24,029	$51,858	$22,891

Amortization expense related to intangible assets was $1.1 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2013 are: customer relationships, 5.8 years; and trade name, 7.1 years. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 18 months. As of March 31, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2013	$5,045
2014	4,562
2015	3,835
2016	2,829
2017	2,447
Thereafter	12,367

$31,085

NOTE 11 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2013 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $486.7 million during the three months ended March 31, 2013. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at March 31, 2013 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At March 31, 2013, we had $100.0 million outstanding on our revolving credit facility, at a rate of 2.7%, and were in compliance with all covenants.

At March 31, 2013, short-term borrowings from banks were $569.8 million at an average rate of 1.18%, which were collateralized by company-owned securities valued at $623.1 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $209.4 million and $185.3 million for the three months ended March 31, 2013 and 2012, respectively, at average daily interest rates of 1.17% and 1.13%, respectively.

At March 31, 2013 and December 31, 2012, Stifel Nicolaus had a stock loan balance of $66.0 million and $19.2 million, respectively, at average daily interest rates of 0.14% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $64.6 million and $156.0 million during the three months ended March 31, 2013 and 2012, respectively, at average daily effective interest rates of 0.10% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 – Corporate Debt

The following table summarizes our corporate debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000
Non-recourse debt, 6.75%, due 2016 (3)	55,934	58,992

	$380,934	$383,992

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(3)	On December 17, 2012, we issued $60.0 million principal in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

Our corporate debt matures as follows, based upon its contractual terms:

	Non-recourse debt	Senior notes
2013	$8,372	—
2014	16,414	—
2015	24,383	—
2016	6,765	—
2017	—	—
Thereafter	—	325,000

	$55,934	325,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012

Money market and savings accounts	$3,492,637	$3,271,929
Demand deposits (interest-bearing)	50,940	64,926
Demand deposits (non-interest-bearing)	12,358	8,648
Certificates of deposit	633	630

	$3,556,568	$3,346,133

The weighted average interest rate on deposits was 0.1% and 0.1% at March 31, 2013 and December 31, 2012, respectively.

Scheduled maturities of certificates of deposit at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Certificates of deposit, less than $100:
Within one year	$183	$182
One to three years	204	203

	$387	$385

Certificates of deposit, $100 and greater:
Within one year	$246	$245
One to three years	—	—

	246	245

	$633	$630

At March 31, 2013 and December 31, 2012, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $3.5 billion and $3.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.1 million and $0.2 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:

Cash flow interest rate contracts	$536,002	Other assets	$—	Accounts payable and accrued expenses	$(17,459)

	December 31, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:

Cash flow interest rate contracts	$550,127	Other assets	$—	Accounts payable and accrued expenses	$(19,934)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was an immaterial loss recognized during the three months ended March 31, 2013 related to ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $7.8 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness

Cash flow interest rate contracts	$(133)	Interest expense	$2,335	None	$—

	Three Months Ended March 31, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness

Cash flow interest rate contracts	$(625)	Interest expense	$3,211	None	$—

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

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.3 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $28.9 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2013, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
(2)	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.
(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2013 and December 31, 2012 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral received	Net amount
As of March 31, 2013:
Securities borrowing (1)	$333,371	$—	$333,371	$—	$(333,371)	$—
Reverse repurchase agreements	156,341	$—	156,341	—	(156,341)	—
Cash flow interest rate contracts	—	—	—	—	—	—

	$489,712	$—	$489,712	$—	$(489,712)	$—

As of December 31, 2012:
Securities borrowing (1)	$153,819	$—	$153,819	$—	$(153,819)	$—
Reverse repurchase agreements (2)	158,695	—	158,695	—	(158,695)	—
Cash flow interest rate contracts	—	—	—	—	—	—

	$312,514	$—	$312,514	$—	$(312,514)	$—

(1)

Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.

(2)

Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2013 and December 31, 2012:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral pledged	Net amount
As of March 31, 2013:
Securities lending (3)	$65,955	$—	$65,955	$—	$(65,955)	$—
Repurchase agreements (4)	108,529	—	108,529	—	(108,529)	—
Cash flow interest rate contracts	17,459	—	17,459	—	(17,459)	—

	$191,943	$—	$191,943	$—	$(191,943)	$—

As of December 31, 2012:
Securities lending (3)	$19,218	$—	$19,218	$—	$(19,218)	$—
Repurchase agreements (4)	140,346	$—	140,346	—	(140,346)	—
Cash flow interest rate contracts	19,934	—	19,934	—	(19,934)	—

	$179,498	$—	$179,498	$—	$(179,498)	$—

(3)

Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.

(4)

Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2013, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $93.4 million to satisfy the minimum margin deposit requirement of $28.7 million at March 31, 2013.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $46.7 million in cash at March 31, 2013, which satisfied the minimum margin deposit requirements of $37.4 million.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 21 in the notes to our consolidated financial statements for further details.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2013 and December 31, 2012, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We answered, denied the substantive allegations of the amended complaint and asserted various affirmative defenses. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure its business based upon our company’s settlement with the school districts and pursuit of claims against the RBC entities. We have moved to dismiss these latter claims against us, and a hearing is scheduled in the trial court on our motion to dismiss RBC’s claims that are based on the company’s settlement agreement with the school districts. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A. The bonds were issued by the Lake of the Torches Economic Development Corporation (“EDC”) in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the “Tribe”). In 2009, Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, “Saybrook”), and Wells Fargo Bank, NA (“Wells Fargo”), indenture trustee for the bonds, brought an action in a Wisconsin federal court against EDC and the Tribe to enforce the bonds after a default by EDC. Our company was not named as a party in that action. In the 2009 action, EDC was successful in its assertion that the bond indenture was void as an unapproved “management contract” under National Indian Gaming Commission regulations, and that accordingly the Tribe’s waiver of sovereign immunity contained in the indenture was void. Although the Wisconsin federal court dismissed the entire 2009 action, the Seventh Circuit Court of Appeals modified the judgment and remanded the case for further proceedings as to enforceability of the bond documents other than the bond indenture against EDC.

On January 16, 2012, after the remand from the Seventh Circuit Court of Appeals, Saybrook filed a new action in Wisconsin state court naming our company and Stifel Nicolaus as defendants with respect to Stifel Nicolaus’ role as initial purchaser. Saybrook also named as defendants: the Tribe, EDC, and the law firm of Godfrey & Kahn, S.C. (“G&K”) which served as both issuer’s counsel and bond counsel in the transaction. The Wisconsin state-court action seeks to enforce the bonds against EDC and the Tribe and also asserts claims against the defendants based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity by EDC and the Tribe. In April 2012 Saybrook dismissed the 2009 federal action and filed a new action in Wisconsin federal court alleging nearly identical claims against the same defendants named in the Wisconsin state court action. The parties agreed to stay the state court action until the federal court ruled on whether it had jurisdiction over the 2012 federal action, and in April 2013 the federal court determined it did not have jurisdiction over the action. That decision by the federal court reactivated the Wisconsin state court action filed in 2012.

As plaintiff in the state court action, Saybrook alleges that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe’s waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, Saybrook seeks a judgment for rescission, restitutionary damages, including the amounts paid by Saybrook for the bonds, and costs; alternatively, Saybrook seeks to recover damages, costs and attorneys’ fees from us.

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel Nicolaus, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that will be resolved by those courts. Meanwhile, on April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus brought by Saybrook in the state court action. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Orielles Tribal lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit. On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

Stetson Oil & Gas Ltd. Matter

In October 2008, Stetson Oil & Gas Ltd. named Thomas Weisel Partners Canada, Inc. (n/k/a Stifel Nicolaus Canada, Inc.) as a defendant in a statement of claim filed in the Ontario Superior Court of Justice. On March 1, 2013, Stifel Nicolaus Canada received an adverse decision from the Ontario Superior Court of Justice that it had breached an engagement letter with Stetson, dated July 13, 2008. The decision awarded Stetson approximately $16.0 million plus interest and costs incurred by Stetson in connection with the litigation. Stifel Nicolaus Canada disagrees with the Court’s decision and is appealing that decision. Stifel Nicolaus Canada believes it has adequate reserves for what it believes will be the ultimate resolution of this matter.

NOTE 19 – Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC’s Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC’s Customer Protection Rule (Rule 15c3-3). KBW and CSA calculate their net capital under the aggregate indebtedness method, whereby their aggregate indebtedness may not be greater than fifteen times their net capital (as defined).

At March 31, 2013, Stifel Nicolaus had net capital of $320.5 million, which was 52.9% of aggregate debit items and $308.3 million in excess of its minimum required net capital. At March 31, 2013, KBW’s and CSA’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2013, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At March 31, 2013, SN Canada’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

March 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$1,090,864	23.3%	$375,003	8.0%	$408,754	10.0%
Tier 1 capital to risk-weighted assets	1,081,298	23.1	187,502	4.0	281,252	6.0
Tier 1 capital to adjusted average total assets	1,081,298	16.3	265,874	4.0	332,343	5.0

Stifel Bank – Federal Reserve Capital Amounts

March 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$283,130	13.0%	$174,888	8.0%	$218,610	10.0%
Tier 1 capital to risk-weighted assets	273,724	12.5	87,444	4.0	131,166	6.0
Tier 1 capital to adjusted average total assets	273,724	7.1	153,408	4.0	191,761	5.0

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.6 million shares at March 31, 2013.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $51.0 million and $15.1 million for the three months ended March 31, 2013 and 2012, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $8.2 million and $12.4 million for the three months ended March 31, 2013 and 2012, respectively.

On closing date of our acquisition of KBW, Inc., certain employees of KBW, Inc. and our company were granted restricted stock or restricted stock units of Stifel as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three months ended March 31, 2013.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2013, no options were granted.

At March 31, 2013, all outstanding options were exercisable. Cash proceeds from the exercise of stock options were $0.2 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. Tax benefits realized from the exercise of stock options for the three months ended March 31, 2013 and 2012 were $0.3 million and $3.3 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At March 31, 2013, the total number of stock units outstanding was 17.1 million, of which 8.0 million were unvested.

At March 31, 2013, there was unrecognized compensation cost for stock units of $248.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of March 31, 2013, there were 16.1 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of

$19.4 million and $18.0 million at March 31, 2013 and December 31, 2012, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2013 and December 31, 2012, the deferred compensation liability related to the mutual fund option of $11.8 million and $16.6 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

NOTE 21 – Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion, and the fair value of the collateral that had been sold or repledged was $108.5 million. At December 31, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $965.8 million, and the fair value of the collateral that had been sold or repledged was $140.3 million.

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

At March 31, 2013 and December 31, 2012, Stifel Bank had outstanding commitments to originate loans aggregating $196.0 million and $241.5 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2013 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2013 and December 31, 2012, Stifel Bank had outstanding letters of credit totaling $10.5 million and $10.5 million, respectively. All of the standby letters of credit commitments at March 31, 2013 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2013 and December 31, 2012, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $244.5 million and $220.1 million, respectively.

NOTE 22 – Income Taxes

Our effective rate for the three months ended March 31, 2013 was 37.4% compared to 41.3% for the three months ended March 31, 2012. The effective rate for the three months ended March 31, 2013 was impacted by adjustments to the provision as a result of the Miller Buckfire acquisition. The provision for income taxes for the three months ended March 31, 2012 was impacted by an increase in our state tax rate and losses incurred at a lower tax rate in foreign jurisdictions.

NOTE 23 – Segment Reporting

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues: (1)
Global Wealth Management	$266,957	$247,608
Institutional Group	176,437	149,244
Other	(1,614)	3,481

	$441,780	$400,333

Income/(loss) before income taxes:
Global Wealth Management	$69,499	$68,878
Institutional Group	28,137	24,004
Other	(74,290)	(33,628)

	$23,346	$59,254

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2013 or 2012.

The following table presents our company’s total assets on a segment basis at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

Global Wealth Management	$5,689,255	$5,116,487
Institutional Group	1,997,310	1,447,484
Other	447,190	402,169

	$8,133,755	$6,966,140

We have operations in the United States, Canada, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL, KBW Limited, and SN Canada. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2013 and 2012, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

United States	$429,193	$391,838
United Kingdom	6,019	3,890
Canada	4,007	2,252
Other European	2,561	2,353

	$441,780	$400,333

NOTE 24 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Net income	$14,619	$34,773
Shares for basic and diluted calculations:
Average shares used in basic computation	60,054	53,243
Dilutive effect of stock options and units (1)	9,135	9,426

Average shares used in diluted computation	$69,189	$62,669
Net income per share:
Basic	$0.24	$0.65
Diluted (1)	$0.21	$0.55

(1)

Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2013 and 2012, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 25 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2013, the maximum number of shares that may yet be purchased under this plan was 4.0 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

Issuance of Shares

During the three months ended March 31, 2013, we issued 6.7 million shares related to the purchase of KBW, Inc.. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

NOTE 26 – Variable Interest Entities

The determination as to whether an entity is a VIE is based on the structure and nature of the entity. We also consider other characteristics, such as the ability to influence the decision-making relative to the entity’s activities and how the entity is financed. The determination as to whether we must consolidate a VIE is based on whether we are the primary beneficiary for certain entities. The primary beneficiary determination is based on a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships, and the design of the VIE. For other entities, the determination as to whether we must consolidate the VIE is based on an analysis of the power to direct the activities of the VIE as well as the obligation to absorb losses or benefits that could potentially be significant to the entity. Where qualitative analyses are not conclusive, we perform a quantitative analysis. Our company’s involvement with VIEs is limited to entities used as investment vehicles and private equity funds, the establishment of Stifel Financial Capital Trusts, and our issuance of a convertible promissory note.

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $255.7 million at March 31, 2013. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2013 and 2012. In addition, our direct investment interest in these entities is insignificant at March 31, 2013 and December 31, 2012.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $246.3 million at March 31, 2013. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.9 million at March 31, 2013. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2013 and 2012.

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

Interest in FSI Group, LLC (“FSI”)

We have provided financing of $18.0 million in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. In February 2013, the convertible promissory note was amended and restated. The convertible promissory note matures in April 2018, however, FSI has three 5 year extension options. The note is convertible at our election into a 49.9% interest in FSI only after the last extension option. The convertible promissory note has a minimum coupon rate equal to 8% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not required to consolidate this entity.

Our company’s exposure to loss is limited to the carrying value of the note with FSI at March 31, 2013, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2013. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2013. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 27 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

We plan to maintain our focus on revenue growth with a continued appreciation for the development of quality client relationships. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our capital markets business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we will continue to seek out opportunities that allow us to take advantage of the consolidation among middle-market firms, whereby allowing us to increase market share in our Global Wealth Management and Institutional Group businesses.

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), Stifel Nicolaus Canada, Inc. (“SN Canada”) and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, two Canadian cities, and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

On February 15, 2013, we completed the purchase of all of the outstanding shares of common stock of KBW, Inc. (“KBW, Inc.”), a full-service investment bank specializing in the financial services industry based in New York, New York. The purchase was completed pursuant to the merger agreement dated November 5, 2012. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW, Inc. issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive a combination of (i) cash consideration of $8.00 ($10.00 less the extraordinary dividend amount of $2.00) and (ii) stock consideration of 0.2143 a share of our common stock.

In conjunction with the close of the merger, we issued 6.7 million shares of common stock to holders of KBW, Inc. common stock, issued 2.2 million restricted stock awards to KBW, Inc. employees, and paid $253.0 million in cash.

On the closing date of the acquisition of KBW, Inc., we granted restricted stock or restricted stock units to certain employees of KBW, Inc and our company as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Results for the three months ended March 31, 2013

For the three months ended March 31, 2013, our net revenues increased 10.4% to $441.8 million compared to $400.3 million during the comparable period in 2012. Net income decreased 58.0% to $14.6 million for the three months ended March 31, 2013 compared to $34.8 million during the comparable period in 2012.

Our revenue growth was primarily attributable to an increase in commission revenue; growth in asset management and service fees as a result of an increase in investment advisory revenues; higher investment banking revenues as a result of improved M&A revenues; gains recognized on our investment in Knight Capital Group, Inc.; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. Our revenue growth was impacted by our recent acquisitions of KBW, Inc. and Miller Buckfire. The increase in revenue growth was offset by a decline in principal transaction revenues.

The results for the three months ended March 31, 2013 were significantly impacted by the expensing of stock awards issued as retention as part of the acquisition of KBW, Inc. and certain non-recurring and merger-related expenses. The aggregate impact of these items was a reduction to net income of $25.3 million (after-tax) or $0.37 per diluted share.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2013, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 11.3%, 10.0%, and 8.2% higher than their December 31, 2012 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$148,648	$123,303	20.6	33.6%	30.8%
Principal transactions	107,244	116,233	(7.7)	24.3	29.1
Investment banking	78,379	70,438	11.3	17.7	17.6
Asset management and service fees	68,912	60,818	13.3	15.6	15.2
Interest	29,845	25,257	18.2	6.8	6.3
Other income	20,212	13,294	52.0	4.6	3.3

Total revenues	453,240	409,343	10.7	102.6	102.3
Interest expense	11,460	9,010	27.2	2.6	2.3

Net revenues	441,780	400,333	10.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	315,727	254,704	24.0	71.5	63.6
Occupancy and equipment rental	34,048	30,791	10.6	7.7	7.7
Communication and office supplies	22,979	20,373	12.8	5.2	5.1
Commissions and floor brokerage	9,058	7,612	19.0	2.0	1.9
Other operating expenses	36,622	27,599	32.7	8.3	6.9

Total non-interest expenses	418,434	341,079	22.7	94.7	85.2

Income before income taxes	23,346	59,254	(60.6)	5.3	14.8
Provision for income taxes	8,727	24,481	(64.4)	2.0	6.1

Net income	$14,619	$34,773	(58.0)	3.3%	8.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Net revenues:
Commissions	$148,648	$123,303	20.6
Principal transactions	107,244	116,233	(7.7)
Investment banking:
Capital raising	51,199	54,833	(6.6)
Strategic advisory fees	27,180	15,605	74.2

	78,379	70,438	11.3
Asset management and service fees	68,912	60,818	13.3
Net interest	18,385	16,247	13.2
Other income	20,212	13,294	52.0

Total net revenues	$441,780	$400,333	10.4

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment and the acquisitions of KBW, Inc. on February 15, 2013 and Miller Buckfire on December 31, 2012. The results of operations for the KBW, Inc. and Miller Buckfire are included in our results prospectively from the date of their respective acquisitions.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended March 31, 2013, commission revenues increased 20.6% to $148.6 million from $123.3 million in the comparable period in 2012. The increase is primarily attributable to a increase in OTC transactions from the comparable period in 2012.

Principal transactions – For the three months ended March 31, 2013, principal transactions revenues decreased 7.7% to $107.2 million from $116.2 million in the comparable period in 2012. The decrease is primarily attributable to a decline in fixed income institutional brokerage revenues as a result of lower trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2013, investment banking revenues increased 11.3%, to $78.4 million from $70.4 million in the comparable period in 2012. The increase was primarily attributable to an increase in advisory fees offset by reduction in capital raising revenues. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire, offset by sluggish equity capital market conditions during the quarter.

Capital raising revenues decreased 6.6% to $51.2 million for the three months ended March 31, 2013 from $54.8 million in the comparable period in 2012. During the first quarter of 2013, equity capital raising revenues decreased 20.3% to $31.5 million from $39.5 million in the comparable period in 2012. For the three months ended March 31, 2013, fixed income capital raising revenues increased 31.6% to $14.6 million from $11.1 million in the comparable period in 2012.

Strategic advisory fees increased 74.2% to $27.2 million for the three months ended March 31, 2013 from $15.6 million in the comparable period in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2012.

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

For the three months ended March 31, 2013, asset management and service fee revenues increased 13.3% to $68.9 million from $60.8 million in the comparable period of 2012. The increase is primarily a result of an increase in investment advisory revenues, as a result of an increase in the value of fee-based accounts. See “Assets in fee-based accounts” included in the table in “Results of Operations – Global Wealth Management.”

Other income – For the three months ended March 31, 2013, other income increased 52.0% to $20.2 million from $13.3 million during the comparable period in 2012. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$442,504	$4,255	3.85%	$504,287	$4,885	3.87%
Interest-earning assets (Stifel Bank)	3,752,030	20,825	2.22	2,385,689	17,476	2.93
Other (Stifel Nicolaus)		4,765			2,896

Total interest revenue		$29,845			$25,257

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$209,392	$984	1.17%	$185,342	$522	1.13%
Interest-bearing liabilities (Stifel Bank)	3,502,898	2,894	0.33	2,213,848	4,064	0.73
Stock loan (Stifel Nicolaus)	64,646	65	0.10	155,986	206	0.13
Senior notes (Stifel Financial)	325,000	6,211	7.64	175,000	2,293	6.94
Interest-bearing liabilities (Capital Trusts)	82,500	433	2.10	82,500	1,005	4.87
Other (Stifel Nicolaus)		873			920

Total interest expense		11,460			9,010

Net interest income		$18,385			$16,247

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2013, net interest income increased to $18.4 million from $16.2 million during the comparable period in 2012.

For the three months ended March 31, 2013, interest revenue increased 18.2% to $29.8 million from $25.3 million in the comparable period in 2012, principally as a result of a $3.3 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $3.8 billion during the three months ended March 31, 2013 compared to $2.4 billion during the comparable period in 2012 at average interest rates of 2.22% and 2.93%, respectively.

For the three months ended March 31, 2013, interest expense increased 27.2% to $11.5 million from $9.0 million during the comparable period in 2012. The increase is primarily attributable to the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2013	2012	% Change
Non-interest expenses:
Compensation and benefits	$315,727	$254,704	24.0
Occupancy and equipment rental	34,048	30,791	10.6
Communications and office supplies	22,979	20,373	12.8
Commissions and floor brokerage	9,058	7,612	19.0
Other operating expenses	36,622	27,599	32.7

Total non-interest expenses	$418,434	$341,079	22.7

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions of KBW, Inc. on February 15, 2013 and Miller Buckfire on December 20, 2012, and increased administrative overhead to support the growth in our segments.

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

For the three months ended March 31, 2013, compensation and benefits expense increased 24.0%, or $61.0 million, to $315.7 million from $254.7 million during the comparable period in 2012. The increase is principally due to the following: 1) the expensing of stock awards issued as retention as part of the acquisition of KBW, Inc.; 2) increased variable compensation as a result of increased revenue production and profitability; and 3) an increase in fixed compensation for the additional administrative support staff.

On the closing date of the acquisition of KBW, Inc., we granted restricted stock or restricted stock units to certain employees of KBW, Inc and our company as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant. The expensing of the awards resulted in a non-cash charge of $30.6 million (pre-tax).

Compensation and benefits expense as a percentage of net revenues was 71.5% for the three months ended March 31, 2013, compared to 63.6% for the three months ended March 31, 2012. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 63.8% for the three months ended March 31, 2013.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $20.9 million (4.7% of net revenues) for the three months ended March 31, 2013, compared to $17.1 million (4.3% of net revenues) for the comparable period in 2012. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2013, occupancy and equipment rental expense increased 10.6% to $34.0 million from $30.8 million during the three months ended March 31, 2012. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations. As of March 31, 2013, we have 355 locations compared to 326 at March 31, 2012.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2013, communications and office supplies expense increased 12.8% to $23.0 million from $20.4 million during the first quarter of 2012. The increase is primarily attributable to our continued expansion through our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the three months ended March 31, 2013, commissions and floor brokerage expense increased 19.0% to $9.1 million from $7.6 million during the comparable period in 2012. The increase is primarily attributable to 1) an increase in clearing fees as a result of an increase in commission revenues; and 2) an increase in trade execution costs from our flow business.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2013, other operating expenses increased 32.7% to $36.6 million from $27.6 million during the three months ended March 31, 2012. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – For the three months ended March 31, 2013, our provision for income taxes was $8.7 million, representing an effective tax rate of 37.4%, compared to expense of $24.5 million for the comparable period in 2012, representing an effective tax rate of 41.3%. The effective rate for the three months ended March 31, 2013 was impacted by adjustments to the provision as a result of the Miller Buckfire acquisition.

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

Results of Operations – Global Wealth Management

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$102,086	$91,020	12.2	38.3%	36.7%
Principal transactions	56,307	58,381	(3.6)	21.1	23.6
Asset management and service fees	68,934	60,586	13.8	25.8	24.5
Investment banking	11,103	12,402	(10.5)	4.2	5.0
Interest	25,755	23,092	11.5	9.6	9.3
Other income	7,041	7,577	(7.1)	2.6	3.1

Total revenues	271,226	253,058	7.2	101.6	102.2
Interest expense	4,269	5,450	(21.7)	1.6	2.2

Net revenues	266,957	247,608	7.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	157,596	143,351	9.9	59.0	57.9
Occupancy and equipment rental	16,006	15,782	1.4	6.0	6.4
Communication and office supplies	9,028	8,842	2.1	3.4	3.5
Commissions and floor brokerage	3,827	3,420	11.9	1.4	1.4
Other operating expenses	11,001	7,335	50.0	4.2	3.0

Total non-interest expenses	197,458	178,730	10.5	74.0	72.2

Income before income taxes	$69,499	$68,878	0.9	26.0%	27.8%

	March 31, 2013	March 31, 2012
Branch offices	312	297
Financial advisors	1,915	1,858
Independent contractors	148	155

Assets in fee-based accounts:
Value (in thousands) (1)	$21,111,702	$18,552,774
Number of accounts	80,981	71,065

(1)	Fee based account revenues for the three months ended March 31, 2013 and 2012 are billed in arrears based on values as of December 31, 2012 and December 31, 2011, respectively.

NET REVENUES

For the three months ended March 31, 2013, Global Wealth Management net revenues increased 7.8% to $267.0 million from $247.6 million for the comparable period in 2012. The increase in net revenues for the three months ended March 31, 2013 over the comparable period in 2012 is attributable to an increase in commission revenues; growth in asset management and service fees as a result of an increase in assets under management through market performance; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. The increase in revenue growth was offset by a decline in principal transactions revenues and investment banking revenues.

Commissions – For the three months ended March 31, 2013, commission revenues increased 12.2% to $102.1 million from $91.0 million in the comparable period in 2012. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended March 31, 2013, principal transactions revenues decreased 3.6% to $56.3 million from $58.4 million in the comparable period in 2012. The decrease is primarily attributable to decreased principal transactions, primarily in fixed income products from the first quarter of 2012.

Asset management and service fees – For the three months ended March 31, 2013, asset management and service fees increased 13.8% to $68.9 million from $60.6 million in the comparable period in 2012. The increase is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. The value of assets in fee-based accounts increased 13.8% from March 31, 2012, of which 35.6% is attributable to net inflows and 64.4% is attributable to market appreciation. See “Assets in fee-based accounts” included in the table above for further details.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 10.5% to $11.1 million for the three months ended March 31, 2013 from $12.4 million during the comparable period in 2012. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2013, interest revenue increased 11.5% to $25.8 million from $23.1 million in the comparable period in 2012. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2013, other income decreased 7.1% to $7.0 million from $7.6 million during the comparable period in 2012. The decrease is primarily attributable to a decrease in investment gains on our private equity investments, offset by an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Interest expense – For the three months ended March 31, 2013, interest expense decreased 21.7% to $4.3 million from $5.5 million during the comparable period in 2012. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$367,720	$232	0.25%	$154,496	$90	0.70%
State and political subdivisions:
Taxable	127,414	1,383	4.34	90,905	1,138	5.01
Non-taxable (1)	62,809	352	2.24	2,689	22	3.22
Mortgage-backed securities	934,772	4,229	1.81	690,778	5,581	3.23
Corporate bonds	543,106	2,996	2.21	477,929	2,938	2.46
Asset-backed securities	658,007	3,411	2.07	196,656	1,013	2.06
Federal Home Loan Bank (“FHLB”) and other capital stock	2,870	6	0.84	2,277	26	4.75
Loans (2)	920,883	7,195	3.13	646,058	5,630	3.49
Loans held for sale	134,449	1,021	3.04	123,901	1,038	3.35

Total interest-earning assets (3)	$3,752,030	$20,825	2.22%	$2,385,689	$17,476	2.93%
Cash and due from banks	8,143			8,181
Other non interest-earning assets	71,808			68,368

Total assets	$3,831,981			$2,462,238

Liabilities and stockholders’ equity:
Deposits:
Money market	$3,443,363	$2,881	0.33%	$2,174,164	$4,037	0.74%
Demand deposits	58,859	9	0.06	37,750	14	0.15
Time deposits	632	4	2.26	1,893	13	2.65
Savings	44	—	—	41	—	—

Total interest-bearing liabilities (3)	$3,502,898	$2,894	0.33%	$2,213,848	$4,064	0.73%
Non interest-bearing deposits	16,978			23,105
Other non interest-bearing liabilities	39,998			42,369

Total liabilities	3,559,874			2,279,322
Stockholders’ equity	272,107			182,916

Total liabilities and stockholders’ equity	$3,831,981			$2,462,238

Net interest margin		$17,931	1.91%		$13,412	2.25%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$265	$(123)	$142
State and political subdivisions:
Taxable	366	(121)	245
Non-taxable	335	(5)	330
Mortgage-backed securities	8,146	(9,498)	(1,352)
Corporate bonds	234	(176)	58
Asset-backed securities	2,391	7	2,398
FHLB and other capital stock	39	(59)	(20)
Loans	5,002	(3,437)	1,565
Loans held for sale	362	(379)	(17)

	$17,140	$(13,791)	$3,349

	Increase (decrease) due to:
	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$8,544	$(9,700)	$(1,156)
Demand deposits	30	(35)	(5)
Time deposits	(7)	(2)	(9)
Savings	—	—	—

	$8,567	$(9,737)	$(1,170)

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

For the three months ended March 31, 2013, interest revenue of $20.8 million was generated from average interest-earning assets of $3.8 billion at a average interest rate of 2.22%. Interest revenue of $17.5 million for the comparable period in 2012 was generated from average interest-earning assets of $2.4 billion at a average interest rate of 2.93%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2013 was $3.5 billion at a average interest rate of 0.33%. The average balance of interest-bearing liabilities for the comparable period in 2012 was $2.2 billion at a average interest rate of 0.73%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2013, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $3.5 billion compared to $2.3 billion at March 31, 2012.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2013, Global Wealth Management non-interest expenses increased 10.5% to $197.5 million from $178.7 million for the comparable period in 2012.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of March 31, 2013, we have 312 branch offices compared to 297 at March 31, 2012. In addition, since March 31, 2012, we have added 360 revenue producers and support staff.

Compensation and benefits – For the three months ended March 31, 2013, compensation and benefits expense increased 9.9% to $157.6 million from $143.4 million during the three months ended March 31, 2012. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues increased to 59.0% for the three months ended March 31, 2013, compared to 57.9% for the comparable period in 2012.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.1 million (6.0% of net revenues) for the three months ended March 31, 2013, compared to $14.4 million (5.8% of net revenues) for the three months ended March 31, 2012. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2013, occupancy and equipment rental expense increased 1.4% to $16.0 million from $15.8 million during the comparable period in 2012. The increase is primarily due to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies – For the three months ended March 31, 2013, communications and office supplies expense increased 2.1% to $9.0 million from $8.8 million during the first quarter of 2012. The increase is primarily attributable to an increase in telecommunication and data communication expenses as a result of the increase in financial advisors.

Commissions and floor brokerage – For the three months ended March 31, 2013, commissions and floor brokerage expense increased 11.9% to $3.8 million from $3.4 million during the first quarter of 2012. The increase is primarily attributable to an increase in clearing fees as a result of an increase in commission revenues.

Other operating expenses – For the three months ended March 31, 2013, other operating expenses increased 50.0% to $11.0 million from $7.3 million during the comparable period in 2012. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses from the first quarter of 2012.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2013, income before income taxes increased 0.9% to $69.5 million from $68.8 million during the comparable period in 2012. Profit margins (income before income taxes as a percent of net revenues) were positively impacted by revenue growth, however, profit margins for the three months ended March 31, 2013 decreased from the comparable period in 2012 as a result of an increase in legal expenses and provision for loan losses.

Results of Operations – Institutional Group

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$46,562	$32,283	44.2	26.4%	21.8
Principal transactions	50,938	57,852	(12.0)	28.9	38.7

Capital raising	40,095	42,431	(5.5)	22.7	28.4
Advisory	27,180	15,605	74.2	15.4	10.5

Investment banking	67,275	58,036	15.9	38.1	38.9
Interest	4,180	1,852	125.7	2.4	1.2
Other income	10,723	398	*	6.0	0.2

Total revenues	179,678	150,421	19.5	101.8	100.8
Interest expense	3,241	1,177	175.4	1.8	0.8

Net revenues	176,437	149,244	18.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	107,636	94,430	14.0	61.0	63.3
Occupancy and equipment rental	8,670	6,733	28.8	4.9	4.5
Communication and office supplies	9,982	8,288	20.4	5.7	5.5
Commissions and floor brokerage	5,230	4,191	24.8	3.0	2.8
Other operating expenses	16,782	11,598	44.7	9.5	7.8

Total non-interest expenses	148,300	125,240	18.4	84.1	83.9

Income before income taxes	$28,137	$24,004	17.2	15.9%	16.1%

*	Percentage not meaningful.

NET REVENUES

For the three months ended March 31, 2013, Institutional Group net revenues increased 18.2% to $176.4 million from $149.2 million for the comparable period in 2012. The increase in net revenues for the three months ended March 31, 2012 over the comparable period in 2012 is primarily attributable to an increase in advisory fees, the realized and unrealized gains recognized on our investment in Knight Capital Grou, higher equity institutional brokerage revenues, and an increase in fixed income capital raising revenues, offset by a decrease in equity capital raising revenues, and lower fixed income institutional brokerage revenues. The increase is also attributable to our acquisitions of KBW, Inc., which was completed on February 15, 2013, and Miller Buckfire, which was completed on December 20, 2012.

Commissions – For the three months ended March 31, 2013, commission revenues increased 44.2% to $46.6 million from $32.3 million in the comparable period in 2012.

Principal transactions – For the three months ended March 31, 2013, principal transactions revenues decreased 12.0% to $50.9 million from $57.9 million in the comparable period in 2012.

For the three months ended March 31, 2013, equity institutional brokerage revenues increased 17.7% to $52.0 million from $44.2 million during the comparable period in 2012. The increase is primarily attributable to an increase in market volatility, which increased trading volume during the first quarter of 2013.

For the three months ended March 31, 2013, fixed income institutional brokerage revenues decreased 1.0% to $45.5 million from $46.0 million in the first quarter of 2012. The decrease is primarily attributable to a decline in fixed income trading volumes and a decrease in the number of debt issuances over the comparable period in 2012.

Investment banking – For the three months ended March 31, 2013, investment banking revenues increased 15.9% to $67.3 million from $58.0 million in the comparable period in 2012. The increase is attributable to an increase in advisory fee revenues over the comparable period in 2012. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire, offset by sluggish equity capital market conditions during the latter half of the first quarter.

For the three months ended March 31, 2013, capital raising revenues decreased 5.5% to $40.1 million from $42.4 million in the comparable period in 2012.

For the three months ended March 31, 2013, equity capital raising revenues decreased 22.7% to $24.4 million from $31.5 million during the first quarter of 2012. The decrease was primarily attributable to a decrease in the number of transactions over the comparable period in 2012. During the three months ended March 31, 2013, we were involved, as manager or co-manager, in 50 equity underwritings, compared to 59 equity underwritings, during the comparable period in 2012.

For the three months ended March 31, 2013, fixed income capital raising revenues increased 44.4% to $15.7 million from $10.9 million during the first quarter of 2012. The increase is primarily attributable to an increase in the municipal bond origination business. For the three months ended March 31, 2013, we were involved, as manager or co-manager, in 251 tax-exempt issues compared to 234 issues during the comparable period in 2012.

For the three months ended March 31, 2013, strategic advisory fees increased 74.2% to $27.2 million from $15.6 million in the comparable period in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2012.

Other income – For the three months ended March 31, 2013, other income increased $10.3 million to $10.7 million from $0.4 million in the comparable period in 2012. The increase in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during the first quarter of 2013 and lease revenue from the operations of East Shore Aircraft LLC.

NON-INTEREST EXPENSES

For the three months ended March 31, 2013, Institutional Group non-interest expenses increased 18.4% to $148.3 million from $125.2 million for the comparable period in 2012.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added approximately 500 revenue producers and support staff since March 31, 2012, including 398 from our acquisitions of KBW, Inc. and Miller Buckfire.

Compensation and benefits – For the three months ended March 31, 2013, compensation and benefits expense increased 14.0% to $107.6 million from $94.4 million during the comparable period in 2012. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues decreased to 61.0% for the three months ended March 31, 2013 compared to 63.3% for the comparable period in 2012.

Occupancy and equipment rental – For the three months ended March 31, 2013, occupancy and equipment rental expense increased 28.8% to $8.7 million from $6.7 million during the comparable period in 2012. The increase is primarily due to the increase in rent expense due primarily to an increase in office locations.

Communications and office supplies – For the three months ended March 31, 2013, communications and office supplies expense increased 20.4% to $10.0 million from $8.3 million during the first quarter of 2012. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the three months ended March 31, 2013, commissions and floor brokerage expense increased 24.8% to $5.2 million from $4.2 million during the first quarter of 2012. The increase is primarily attributable to an increase in trade execution costs from our flow business.

Other operating expenses – For the three months ended March 31, 2013, other operating expenses increased 44.7% to $16.8 million from $11.6 million during the comparable period in 2012. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, subscriptions and dues and legal expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2013, income before income taxes for the Institutional Group segment increased 17.2% to $28.1 million from $24.0 million during the comparable period in 2012. Profit margins (income before income taxes as a percentage of net revenues) have diminished as a result of the increase in non-interest expenses. While our revenues in the first quarter were up over the comparable period in 2012, our margins were negatively impacted by an increase in fixed compensation and benefits expense and increased occupancy costs as we continue to grow in anticipation of continued capital market growth.

Results of Operations – Other Segment

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,
	2013	2012	% Change

Net revenues	$(1,614)	$3,481		*

Non-interest expenses:
Compensation and benefits	50,494	16,923	198.4
Other operating expenses	22,182	20,186	9.9

Total non-interest expenses	72,676	37,109	95.8

Loss before income taxes	$(74,290)	$(33,628)	121.0

*	Percentage not meaningful.

Net revenues – For the three month period ended March 31, 2013, net revenues decreased $5.1 million from the comparable period in 2012. Net revenues for the three months ended March 31, 2013 was positively impacted by investment gains, offset by the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes.

Compensation and benefits – For the three months ended March 31, 2013, compensation and benefits expense increased 198.4% to $50.5 million from $16.9 million for the comparable period in 2012. The increase is principally due to the following: 1) acceleration of deferred compensation associated with our acquisition of KBW, Inc.; 2) an increase in fixed compensation for the additional administrative support staff.

On the closing date of the acquisition of KBW, Inc., we granted restricted stock or restricted stock units to certain employees of KBW, Inc and our company as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant. The expensing of the awards resulted in a non-cash charge of $30.6 million (pre-tax).

Other operating expenses – For the three months ended March 31, 2013, other operating expenses increased 9.9% to $22.2 million from $20.2 million for the comparable period in 2012. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our acquisitions of KBW, Inc. and Miller Buckfire.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2013, our total assets increased 16.8% to $8.1 billion from $7.0 billion at December 31, 2012. The increase is primarily attributable to (1) the recognition of goodwill associated with our acquisition of KBW, Inc.: and increases in (2) cash and cash equivalents, (3) our trading inventory, (4) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and (5) bank loans. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2013, our liabilities were comprised primarily of short-term borrowings of $569.8 million, senior notes of $325.0 million, non-recourse debt of $55.9 million, trust preferred securities of $82.5 million, deposits of $3.6 billion at Stifel Bank, and payables to customers of $325.7 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $421.2 million. To meet our obligations to clients and operating needs, we had $573.7 million in cash and cash equivalents at March 31, 2013. We also had client brokerage receivables of $543.3 million at Stifel Nicolaus and $1.1 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $169.7 million to $573.7 million at March 31, 2013, from $403.9 million at December 31, 2012. Operating activities provided $56.4 million of cash primarily due to the net effect of non-cash items, an increase in operating liabilities and net income recognized during the first quarter of 2013, offset by an increase in operating assets. Investing activities used cash of $379.3 million due to the acquisition of KBW, Inc., purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the maturity of available-for-sale securities, and sale of investments. Financing activities provided cash of $493.7 million principally due to proceeds received from our short-term borrowings, and the increase in affiliated deposits.

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

As of March 31, 2013, we had $8.1 billion in assets, $4.8 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2013	December 31, 2012	Avg. Conversion

Cash and cash equivalents	$573,664	$403,941
Receivables from brokers, dealers, and clearing organizations	528,187	276,224	3 days
Securities purchased under agreements to resell	156,341	158,695	1 day
Trading securities owned at fair value	903,444	763,025	5 days
Available-for-sale securities at fair value	1,729,837	1,625,168	3 days
Held-to-maturity securities at amortized cost	716,273	708,008	10 days
Investments	174,872	192,686	5 days

Total cash and assets readily convertible to cash	$4,782,618	$4,127,747

As of March 31, 2013 and December 31, 2012, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$75,630	$—	$45,929	$—
Trading securities owned at fair value	108,529	706,761	140,346	607,586
Available-for-sale securities at fair value	—	563,058	—	613,795
Investments	—	52,680	—	63,430

	$184,159	$1,322,499	$186,275	$1,284,811

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2013, the maximum number of shares that may yet be purchased under this plan was 4.0 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2013, available cash and highly liquid investments comprised approximately 50% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At March 31, 2013, we have $166.6 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $573.7 million of cash and cash equivalents at March 31, 2013, compared to $403.9 million at December 31, 2012. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.7 billion in available-for-sale investment securities at March 31, 2013, compared to $1.6 billion at December 31, 2012. As of March 31, 2013, the weighted average life of the investment securities portfolio was 3.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2013, we had $3.6 billion in deposits compared to $3.3 billion at December 31, 2012. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2013 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $486.7 million during the three months ended March 31, 2013. There are no compensating balance requirements under these arrangements.

At March 31, 2013, short-term borrowings from banks were $569.8 million at an average rate of 1.18%, which were collateralized by company-owned securities valued at $623.1 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $209.4 million and $185.3 million for the three months ended March 31, 2013 and 2012, respectively, at average daily interest rates of 1.17% and 1.13%, respectively.

At March 31, 2013 and December 31, 2012, Stifel Nicolaus had a stock loan balance of $66.0 million and $19.2 million, respectively, at average daily interest rates of 0.14% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $64.6 million and $156.0 million during the three months ended March 31, 2013 and 2012, respectively, at average daily effective interest rates of 0.10% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at March 31, 2013 consisted of a $100.0 million committed revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

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

At March 31, 2013, we had $100.0 million outstanding on our revolving credit facility, at a rate of 2.7%, and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $554.2 million at March 31, 2013, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $3.5 billion at March 31, 2013.

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

On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes will mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions and expenses, will be used for general corporate purposes. In January 2013, we received a BBB- rating on the December 2012 Notes.

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

Use of Capital Resources

On February 15, 2013, we completed the purchase of all of the outstanding shares of common stock of KBW, Inc. (“KBW, Inc.”), a full-service investment bank specializing in the financial services industry based in New York, New York. The purchase was completed pursuant to the merger agreement dated November 5, 2012. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW, Inc. issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive a combination of (i) cash consideration of $8.00 ($10.00 less the extraordinary dividend amount of $2.00) and (ii) stock consideration of 0.2143 a share of our common stock.

In conjunction with the close of the merger, we issued 6.7 million shares of common stock to holders of KBW, Inc. common stock, issued 2.2 million restricted stock awards to KBW, Inc. employees, and paid $253.0 million in cash.

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $12.7 million in the form of upfront notes to financial advisors for transition pay during the period from January 1, 2013 through April 30, 2013. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining nine months of 2013 and the years ended December 31, 2014, 2015, 2016, 2017, and thereafter are $38.4 million, $39.6 million, $29.3 million, $22.4 million, $15.6 million and $25.3 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At March 31, 2013, the total number of stock units outstanding was 17.1 million, of which 8.0 million were unvested. At March 31, 2013, there was unrecognized compensation cost for stock units of $248.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining nine months of 2013 and the years ended December 31, 2014, 2015, 2016, 2017, and thereafter are $40.8 million, $55.0 million, $52.6 million, $40.3 million, $28.4 million and $31.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At March 31, 2013, Stifel Nicolaus had net capital of $320.5 million, which was 52.9% of aggregate debit items and $308.3 million in excess of its minimum required net capital. At March 31, 2013, KBW’s and CSA’s net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2013, SNEL’s and KBW Limited’s net capital and reserves was in excess of the financial resources requirement under the rules of the FCA. At March 31, 2013, SN Canada’s net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At March 31, 2013, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

At March 31, 2013, Level 3 assets for which we bear economic exposure were $274.6 million or 8.9% of the total assets measured at fair value. During the three months ended March 31, 2013, we recorded purchases of $67.0 million and sales and redemptions of $4.1 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $4.9 million.

At March 31, 2013, Level 3 assets included the following: $166.6 million of auction rate securities and $108.0 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At March 31, 2013, we had commitments to invest in affiliated and unaffiliated investment partnerships of $13.8 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At March 31, 2013, we had goodwill of $730.0 million and intangible assets of $31.1 million.

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

Off-Balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 21 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2013, and the daily VaR at March 31, 2013 and December 31, 2012 (in thousands):

	Three Months Ended March 31, 2013			VAR Calculation at
	High	Low	Daily Average	March 31, 2013	December 31, 2012

Daily VaR	$5,161	$2,941	$3,920	$3,047	$4,653

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

The following table illustrates the estimated change in net interest margin at March 31, 2013, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	34.1%
+100	15.2%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at March 31, 2013 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,068,831	$16,720	$16,632	$23
Securities	1,186,742	218,897	858,808	161,928
Interest-bearing cash	303,933	—	—	—

	$2,559,506	$235,617	$875,440	$161,951

Interest-bearing liabilities:
Transaction accounts and savings	$826,140	$648,305	$1,876,662	$208,833
Certificates of deposit	182	262	190	—
Borrowings	—	—	—	16,914

	$826,322	$648,567	$1,876,852	$225,747

GAP	1,733,184	(412,950)	(1,001,412)	(63,796)

Cumulative GAP	$1,733,184	$1,320,234	$318,822	$255,026

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion, and the fair value of the collateral that had been sold or repledged was $108.5 million.

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

Our company, as a bank and financial holding company, is subject to regulation, including capital requirements, by the Federal Reserve. Stifel Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and Stifel Bank’s financial statements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following supplements and amends our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We answered, denied the substantive allegations of the amended complaint and asserted various affirmative defenses. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure its business based upon our company’s settlement with the school districts and pursuit of claims against the RBC entities. We have moved to dismiss these latter claims against us, and a hearing is scheduled in the trial court on our motion to dismiss RBC’s claims that are based on the company’s settlement agreement with the school districts. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A. The bonds were issued by the Lake of the Torches Economic Development Corporation (“EDC”) in connection with certain new financing for the construction of a proposed new casino, as well as refinancing of indebtedness involving Lac Du Flambeau Band of Lake Superior Chippewa Indians (the “Tribe”). In 2009, Saybrook Tax Exempt Investors LLC, a qualified institutional buyer and the sole bondholder through its special purpose vehicle LDF Acquisition LLC (collectively, “Saybrook”), and Wells Fargo Bank, NA (“Wells Fargo”), indenture trustee for the bonds, brought an action in a Wisconsin federal court against EDC and the Tribe to enforce the bonds after a default by EDC. Our company was not named as a party in that action. In the 2009 action, EDC was successful in its assertion that the bond indenture was void as an unapproved “management contract” under National Indian Gaming Commission regulations, and that accordingly the Tribe’s waiver of sovereign immunity contained in the indenture was void. Although the Wisconsin federal court dismissed the entire 2009 action, the Seventh Circuit Court of Appeals modified the judgment and remanded the case for further proceedings as to enforceability of the bond documents other than the bond indenture against EDC.

On January 16, 2012, after the remand from the Seventh Circuit Court of Appeals, Saybrook filed a new action in Wisconsin state court naming our company and Stifel Nicolaus as defendants with respect to Stifel Nicolaus’ role as initial purchaser. Saybrook also named as defendants: the Tribe, EDC, and the law firm of Godfrey & Kahn, S.C. (“G&K”) which served as both issuer’s counsel and bond counsel in the transaction. The Wisconsin state-court action seeks to enforce the bonds against EDC and the Tribe and also asserts claims against the defendants based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity by EDC and the Tribe. In April 2012 Saybrook dismissed the 2009 federal action and filed a new action in Wisconsin federal court alleging nearly identical claims against the same defendants named in the Wisconsin state court action. The parties agreed to stay the state court action until the federal court ruled on whether it had jurisdiction over the 2012 federal action, and in April 2013 the federal court determined it did not have jurisdiction over the action. That decision by the federal court reactivated the Wisconsin state court action filed in 2012.

As plaintiff in the state court action, Saybrook alleges that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against us are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe’s waiver of its sovereign immunity. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, Saybrook seeks a judgment for rescission, restitutionary damages, including the amounts paid by Saybrook for the bonds, and costs; alternatively, Saybrook seeks to recover damages, costs and attorneys’ fees from us.

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel Nicolaus, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that will be resolved by those courts. Meanwhile, on April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus brought by Saybrook in the state court action. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Orielles Tribal lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December

2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit. On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

Stetson Oil & Gas Ltd. Matter

In October 2008, Stetson Oil & Gas Ltd. named Thomas Weisel Partners Canada, Inc. (n/k/a Stifel Nicolaus Canada, Inc.) as a defendant in a statement of claim filed in the Ontario Superior Court of Justice. On March 1, 2013, Stifel Nicolaus Canada received an adverse decision from the Ontario Superior Court of Justice that it had breached an engagement letter with Stetson, dated July 13, 2008. The decision awarded Stetson approximately $16.0 million plus interest and costs incurred by Stetson in connection with the litigation. Stifel Nicolaus Canada disagrees with the Court’s decision and is appealing that decision. Stifel Nicolaus Canada believes it has adequate reserves for what it believes will be the ultimate resolution of this matter.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2013. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2012.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2013, the maximum number of shares that may yet be purchased under this plan was 4.0 million.

ITEM 6. EXHIBITS

Exhibit No.	Description

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.*

*	The certifications attached as Exhibits 32.1 and 32.2 and the interactive data files attached as Exhibits 101 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: May 10, 2013