Form 10-Q
period 2013-06-30
STIFEL FINANCIAL CORP
filed 2013-08-09
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on July 31, 2013, was 63,573,335.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$366,926	$403,941
Restricted cash	4,416	4,414
Cash segregated for regulatory purposes	32	128,031
Receivables:
Brokerage clients, net	552,252	487,761
Brokers, dealers, and clearing organizations	738,227	276,224
Securities purchased under agreements to resell	125,223	158,695
Trading securities owned, at fair value (includes securities pledged of $733,414 and $607,586, respectively)	741,420	763,608
Available-for-sale securities, at fair value	2,260,005	1,625,168
Held-to-maturity securities, at amortized cost	702,027	708,008
Loans held for sale	152,246	214,531
Bank loans, net of allowance	984,765	815,937
Other real estate owned	173	373
Investments, at fair value	255,202	236,434
Fixed assets, net	148,815	141,403
Goodwill	743,585	419,393
Intangible assets, net	29,396	28,967
Loans and advances to financial advisors and other employees, net	179,563	179,284
Deferred tax assets, net	206,190	124,576
Other assets	302,728	249,392

Total Assets	$8,493,191	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$506,700	$304,700
Payables:
Brokerage clients	288,474	295,509
Brokers, dealers, and clearing organizations	134,003	33,211
Drafts	56,851	90,433
Securities sold under agreements to repurchase	160,285	140,346
Bank deposits	4,007,050	3,346,133
Trading securities sold, but not yet purchased, at fair value	480,907	319,742
Securities sold, but not yet purchased, at fair value	25,415	22,966
Accrued compensation	215,001	187,466
Accounts payable and accrued expenses	256,860	259,163
Corporate debt	378,024	383,992
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	6,592,070	5,466,161
Liabilities subordinated to claims of general creditors	3,131	5,318
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 63,573,335 and 54,967,858 shares, respectively	9,536	8,245
Additional paid-in-capital	1,505,443	1,100,137
Retained earnings	426,805	383,970
Accumulated other comprehensive income/(loss)	(31,409)	4,918

	1,910,375	1,497,270
Treasury stock, at cost, 406,338 and 77,577 shares, respectively	(12,385)	(2,505)
Unearned employee stock ownership plan shares, at cost, 0 and 24,405 shares, respectively	—	(104)

	1,897,990	1,494,661

Total Liabilities and Shareholders’ Equity	$8,493,191	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Commissions	$157,168	$127,427	$305,816	$250,730
Principal transactions	111,448	91,564	218,692	207,797
Investment banking	122,114	67,363	200,493	137,801
Asset management and service fees	76,088	65,311	145,000	126,129
Interest	32,933	27,181	62,778	52,438
Other income	11,670	5,418	31,882	18,712

Total revenues	511,421	384,264	964,661	793,607
Interest expense	12,685	9,857	24,145	18,867

Net revenues	498,736	374,407	940,516	774,740

Non-interest expenses:
Compensation and benefits	321,331	239,374	637,058	494,078
Occupancy and equipment rental	41,821	32,320	75,869	63,111
Communications and office supplies	25,936	20,797	48,915	41,170
Commissions and floor brokerage	10,031	7,747	19,089	15,359
Other operating expenses	48,419	30,295	85,041	57,894

Total non-interest expenses	447,538	330,533	865,972	671,612

Income before income tax expense	51,198	43,874	74,544	103,128
Provision for income taxes	21,763	17,738	30,490	42,219

Net income	$29,435	$26,136	$44,054	$60,909

Earnings per common share:
Basic	$0.46	$0.49	$0.71	$1.14
Diluted	$0.40	$0.42	$0.62	$0.97
Weighted average number of common shares outstanding:
Basic	64,505	53,569	62,292	53,406
Diluted	74,090	62,678	71,627	62,700

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$29,435	$26,136	$44,054	$60,909
Other comprehensive income/(loss):
Changes in unrealized gains/(losses) on available-for-sale securities, net of taxes of $22,055 and $306 for the three months ended June 30, 2013 and 2012, respectively, and $24,280 and $2,712 for the six months ended June 30, 2013 and 2012, respectively (1)	(35,412)	(492)	(39,998)	4,358
Changes in unrealized gains/(losses) on cash flow hedging instruments, net of tax (2)	3,428	(1,335)	4,947	1,029
Foreign currency translation adjustment, net of tax	(207)	(145)	(1,276)	390

	(32,191)	(1,972)	(36,327)	5,777

Comprehensive income/(loss)	$(2,756)	$24,164	$7,727	$66,686

(1)

Amounts are net of reclassifications to earnings of realized gains of $0.5 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively. Amounts are net of reclassifications to earnings of realized gains of $0.9 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

(2)

Amounts are net of reclassifications to earnings of losses of $2.3 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively. Amounts are net of reclassifications to earnings of losses of $4.6 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$44,054	$60,909
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	16,610	14,565
Amortization of loans and advances to financial advisors and other employees	31,004	28,190
Amortization of premium on investment portfolio	1,568	6,665
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	3,451	1,617
Amortization of intangible assets	2,827	2,521
Deferred income taxes	9,484	54,294
Excess tax benefits from stock-based compensation	(9,313)	(13,357)
Stock-based compensation	88,083	18,231
(Gains)/losses on investments	620	(6,630)
Other, net	269	(47)
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	127,997	295
Receivables:
Brokerage clients	(64,477)	(7,726)
Brokers, dealers, and clearing organizations	(387,739)	(58,925)
Securities purchased under agreements to resell	33,472	(81,293)
Loans originated as held for sale	(836,888)	(670,178)
Proceeds from mortgages held for sale	890,865	684,617
Trading securities owned, including those pledged	142,728	(275,996)
Loans and advances to financial advisors and other employees	(31,974)	(42,106)
Other assets	(890)	(44,201)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	(7,035)	3,737
Brokers, dealers, and clearing organizations	37,147	2,388
Drafts	(33,582)	(16,414)
Trading securities sold, but not yet purchased	110,235	146,481
Other liabilities and accrued expenses	(78,652)	(110,467)

Net cash provided by/(used in) operating activities	$89,864	$(302,830)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$307,424	$188,748
Calls and principal paydowns of held-to-maturity securities	31,418	—
Sale or maturity of investments	49,135	59,233
Sale of other real estate owned	200	84
Increase in bank loans, net	(167,216)	(77,715)
Payments for:
Purchase of available-for-sale securities	(1,017,693)	(295,953)
Purchase of held-to-maturity securities	(16,438)	(338,816)
Purchase of investments	(68,523)	(21,475)
Purchase of fixed assets	(13,305)	(8,380)
Acquisitions, net of cash acquired	(165,104)	—

Net cash used in investing activities	(1,060,102)	(494,274)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings from banks	202,000	82,600
Proceeds from issuance of senior notes, net	—	170,291
Increase in securities sold under agreements to repurchase	19,939	73,108
Increase in bank deposits, net	660,917	704,946
Increase in securities loaned	63,645	26,789
Excess tax benefits from stock-based compensation	9,313	13,357
Issuance of common stock	15	—
Repurchase of common stock	(13,670)	(6,350)
Reissuance of treasury stock	509	7,639
Repayment of non-recourse debt	(5,968)	—
Extinguishment of subordinated debt	(2,187)	(1,639)

Net cash provided by financing activities	934,513	1,070,741

Effect of exchange rate changes on cash	(1,290)	391
Increase/(decrease) in cash and cash equivalents	(37,015)	274,028
Cash and cash equivalents at beginning of period	403,941	167,671

Cash and cash equivalents at end of period	$366,926	$441,699

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$8,635	$1,315
Cash paid for interest	22,326	13,527
Noncash investing and financing activities:
Stock units granted, net of forfeitures	160,386	82,206
Issuance of common stock for acquisitions	265,918	—

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

Comprehensive Income

In February 2013, the FASB issued Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012 (January 1, 2013 for our company). Other than requiring additional disclosures regarding other comprehensive income, the adoption of this new guidance did not have an impact on our consolidated financial statements.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $310.7 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company's Institutional Group segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of KBW, Inc. on February 15, 2013 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of KBW, Inc.’s business and the reputation and expertise of KBW, Inc. in the financial services sector.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $9.8 million were incurred during the six months ended June 30, 2013 and are included in other operating expenses in the consolidated statement of operations.

In addition, on February 15, 2013, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the six months ended June 30, 2013.

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

	Three Months Ended	Six Months Ended June 30,
(000s, except per share amounts, unaudited)	June 30, 2012	2013	2012
Total net revenues	$429,638	$965,949	$899,020
Net income/(loss)	20,943	(33,851)	56,175
Earnings/(loss) per share:
Basic	$0.34	$(0.54)	$0.92
Diluted	$0.29	$(0.54)	$0.77

NOTE 4 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2013 and December 31, 2012, included (in thousands):

	June 30, 2013	December 31, 2012
Deposits paid for securities borrowed	$419,614	$153,819
Receivable from clearing organizations	290,761	115,996
Securities failed to deliver	27,852	6,409

	$738,227	$276,224

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2013 and December 31, 2012, included (in thousands):

	June 30, 2013	December 31, 2012
Deposits received from securities loaned	$82,782	$19,218
Securities failed to receive	51,221	4,747
Payable to clearing organizations	—	9,246

	$134,003	$33,211

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

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $37.6 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are presented below:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$152,798	152,798	—	—
Trading securities owned:
U.S. government agency securities	154,241	—	154,241	—
U.S. government securities	14,695	14,695	—	—
Corporate securities:
Fixed income securities	358,447	66,707	286,683	5,057
Equity securities	111,549	96,377	2,571	12,601
State and municipal securities	102,488	—	102,488	—

Total trading securities owned	741,420	177,779	545,983	17,658
Available-for-sale securities:
U.S. government agency securities	1,212	—	1,212	—
State and municipal securities	168,868	—	86,938	81,930
Mortgage-backed securities:
Agency	1,230,661	—	1,230,661	—
Commercial	207,857	—	207,857	—
Non-agency	5,741	—	5,741	—
Corporate fixed income securities	526,777	358,884	167,893	—
Asset-backed securities	118,889	—	118,889	—

Total available-for-sale securities	2,260,005	358,884	1,819,191	81,930
Investments:
Corporate equity securities	67,858	67,858	—	—
Mutual funds	19,561	19,561	—	—
Auction rate securities:
Equity securities	62,109	—	—	62,109
Municipal securities	13,330	—	—	13,330
Other	92,344	522	4,828	86,994

Total investments	255,202	87,941	4,828	162,433

	$3,409,425	$777,402	$2,370,002	$262,021

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$148,888	$148,888	$—	$—
U.S. government agency securities	9,599	—	9,599	—
Corporate securities:
Fixed income securities	230,046	76,439	153,607	—
Equity securities	92,157	91,670	487	—
State and municipal securities	217	—	217	—

Total trading securities sold, but not yet purchased	480,907	316,997	163,910	—
Securities sold, but not yet purchased	25,415	25,415	—	—
Derivative contracts (1)	11,884	—	11,884	—

	$518,206	$342,412	$175,794	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$72,596	$72,596	$—	$—
Trading securities owned:
U.S. government agency securities	123,758	—	123,758	—
U.S. government securities	3,573	3,573	—	—
Corporate securities:
Fixed income securities	396,878	66,795	329,500	583
Equity securities	35,472	33,650	1,822	—
State and municipal securities	203,927	—	203,927	—

Total trading securities owned	763,608	104,018	659,007	583
Available-for-sale securities:
U.S. government agency securities	1,113	—	1,113	—
State and municipal securities	157,420	—	66,933	90,487
Mortgage-backed securities:
Agency	684,848	—	684,848	—
Commercial	260,974	—	260,974	—
Non-agency	13,878	—	13,878	—
Corporate fixed income securities	480,182	263,017	217,165	—
Asset-backed securities	26,753	—	26,753	—

Total available-for-sale securities	1,625,168	263,017	1,271,664	90,487
Investments:
Corporate equity securities	32,162	32,162	—	—
Corporate preferred securities	56,970	—	56,970	—
Mutual funds	18,021	18,021	—	—
U.S. government securities	7,069	7,069	—	—
Auction rate securities:
Equity securities	64,397	—	—	64,397
Municipal securities	14,067	—	—	14,067
Other	43,748	1,620	4,831	37,297

Total investments	236,434	58,872	61,801	115,761

	$2,697,806	$498,503	$1,992,472	$206,831

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$162,661	$162,661	$—	$—
U.S. government agency securities	15	—	15	—
Corporate securities:
Fixed income securities	150,698	46,274	104,424	—
Equity securities	6,281	5,936	345	—
State and municipal securities	87	—	87	—

Total trading securities sold, but not yet purchased	319,742	214,871	104,871	—
Securities sold, but not yet purchased	22,966	22,966	—	—
Derivative contracts (1)	19,934	—	19,934	—

	$362,642	$237,837	$124,805	$—

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013
	Trading Securities Owned			Investments
	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities (1)	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at March 31, 2013	$7,474	$12,534	$94,958	$63,401	$13,999	$82,258
Unrealized gains/(losses):
Included in changes in net assets (2)	247	165	—	(617)	(69)	2,070
Included in OCI (3)		—	(1,934)	—	—	—
Realized gains (2)	180	—	506	—	—	711
Purchases	1,470	—	—	—	—	5,752
Sales	(3,924)	(98)	—	—	—	(2,913)
Redemptions	(526)	—	(11,600)	(675)	(600)	(884)
Transfers:
Into Level 3	137	—	—	—	—	—
Out of Level 3	(1)	—	—	—	—	—

Net change	(2,417)	67	(13,028)	(1,292)	(669)	4,736

Balance at June 30, 2013	$5,057	$12,601	$81,930	$62,109	$13,330	$86,994

	Six Months Ended June 30, 2013
	Trading Securities Owned			Investments
	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities (1)	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2012	$583	$—	$90,487	$64,397	$14,067	$37,297
Unrealized gains/(losses):
Included in changes in net assets (2)	463	1,333	—	(313)	(37)	5,731
Included in OCI (3)	—	—	(2,169)	—	—	—
Realized gains (2)	180	—	512	—	—	503
Purchases	8,964	11,476	5,000	75	—	48,677
Sales	(4,181)	(208)	—	—	—	(4,199)
Redemptions	(1,088)	—	(11,900)	(2,050)	(700)	(1,015)
Transfers:
Into Level 3	137	—	—	—	—	—
Out of Level 3	(1)	—	—	—	—	—

Net change	4,474	12,601	(8,557)	(2,288)	(737)	49,697

Balance at June 30, 2013	$5,057	$12,601	$81,930	$62,109	$13,330	$86,994

(1)	Included in available-for-sale securities in the consolidated statements of financial condition.
(2)	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(3)	Unrealized losses related to available-for-sale securities are reported in accumulated other comprehensive income in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: our acquisition of KBW, Inc, unrealized gains and losses, and redemptions of ARS at par during the three and six months ended June 30, 2013. During the six months ended June 30, 2013, trading securities owned and investments purchased as part of the KBW, Inc. acquisition that are classified as Level 3 totaled $54.1 million, of which $3.9 million were sold during the six months ended June 30, 2013. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2013 relating to Level 3 assets still held at June 30, 2013 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of June 30, 2013.

	Valuation technique	Unobservable input	Range	Weighted average
Available-for-sale securities:
State and municipal securities	Discounted cash flow	Discount rate	5.8% of par – 11.3% of par	7.9% of par
		Workout period	3 – 4 years	4.0 years
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.3% of par – 12.9% of par	7.9% of par
		Workout period	1 – 3 years	2.8 years
Municipal securities	Discounted cash flow	Discount rate	0.1% of par – 10.1% of par	6.3% of par
		Workout period	1 – 4 years	2.8 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.5 – 3.9	2.5
		EBITDA multiple	6.6 – 8.7	7.7
Private equity investments	Market approach	Revenue multiple	0.5 – 3.3	2.2
		EBITDA multiple	4.3 – 17.6	10.0

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

General and limited partnership interests in investment partnerships totaled $55.8 million and $21.5 million at June 30, 2013 and December 31, 2012, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $13.3 million and $13.5 million at June 30, 2013 and December 31, 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $5.1 million and $61.4 million of transfers of financial assets from Level 2 to Level 1 during the three and six months ended June 30, 2013, respectively, primarily related to corporate preferred securities that were converted to common stock, which is actively traded and fixed income and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $4.7 million and $5.4 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2013, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were an immaterial amount of transfers into Level 3 during the three and six months ended June 30, 2013.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of June 30, 2013 and December 31, 2012, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$366,926	$366,926	$403,941	$403,941
Restricted cash	4,416	4,416	4,414	4,414
Cash segregated for regulatory purposes	32	32	128,031	128,031
Securities purchased under agreements to resell	125,223	125,223	158,695	158,695
Trading securities owned	741,420	741,420	763,608	763,608
Available-for-sale securities	2,260,005	2,260,005	1,625,168	1,625,168
Held-to-maturity securities	702,027	704,056	708,008	715,274
Loans held for sale	152,246	152,246	214,531	214,531
Bank loans	984,765	996,346	815,937	834,188
Investments	255,202	255,202	236,434	236,434
Financial liabilities:
Securities sold under agreements to repurchase	$160,285	$160,285	$140,346	$140,346
Bank deposits	4,007,050	3,687,705	3,346,133	3,368,643
Trading securities sold, but not yet purchased	480,907	480,907	319,742	319,742
Securities sold, but not yet purchased	25,415	25,415	22,966	22,966
Derivative contracts (1)	11,884	11,884	19,934	19,934
Senior notes (2)	325,000	337,037	325,000	338,475
Non-recourse debt (2)	53,024	53,736	58,992	58,992
Debentures to Stifel Financial Capital Trusts	82,500	71,820	82,500	66,545
Liabilities subordinated to claims of general creditors	3,131	3,072	5,318	5,204

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.
(2)	Included in corporate debt in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$214,128	$214,128	$—	$—
Restricted cash	4,416	4,416	—	—
Cash segregated for regulatory purposes	32	32	—	—
Securities purchased under agreements to resell	125,223	110,322	14,901	—
Held-to-maturity securities	704,056	—	472,940	231,116
Loans held for sale	152,246	—	152,246	—
Bank loans	996,346	—	996,346	—
Financial liabilities:
Securities sold under agreements to repurchase	$160,285	$—	$160,285	$—
Bank deposits	3,687,705	—	3,687,705	—
Senior notes	337,037	337,037	—	—
Non-recourse debt	53,736	—	53,736	—
Debentures to Stifel Financial Capital Trusts	71,820	—	—	71,820
Liabilities subordinated to claims of general creditors	3,072	—	—	3,072

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$331,345	$331,345	$—	$—
Restricted cash	4,414	4,414	—	—
Cash segregated for regulatory purposes	128,031	128,031	—	—
Securities purchased under agreements to resell	158,695	154,688	4,007	—
Held-to-maturity securities	715,274	—	487,775	227,499
Loans held for sale	214,531	—	214,531	—
Bank loans	834,188	—	834,188	—
Financial liabilities:
Securities sold under agreements to repurchase	$140,346	$—	$140,346	$—
Bank deposits	3,368,643	—	3,368,643	—
Senior notes	338,475	338,475	—	—
Non-recourse debt	58,992	—	58,992	—
Debentures to Stifel Financial Capital Trusts	66,545	—	—	66,545
Liabilities subordinated to claims of general creditors	5,204	—	—	5,204

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2013 and December 31, 2012.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2013 and December 31, 2012 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2013 and December 31, 2012 approximate fair value due to the short-term nature.

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

NOTE 6 – Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at June 30, 2013 and December 31, 2012, are as follows (in thousands):

	June 30, 2013	December 31, 2012
Trading securities owned:
U.S. government agency securities	$154,241	$123,758
U.S. government securities	14,695	3,573
Corporate securities:
Fixed income securities	358,447	396,878
Equity securities	111,549	35,472
State and municipal securities	102,488	203,927

	$741,420	$763,608

Trading securities sold, but not yet purchased:
U.S. government securities	$148,888	$162,661
U.S. government agency securities	9,599	15
Corporate securities:
Fixed income securities	230,046	150,698
Equity securities	92,157	6,281
State and municipal securities	217	87

	$480,907	$319,742

At June 30, 2013 and December 31, 2012, trading securities owned in the amount of $733.4 million and $607.6 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,215	$1	$(4)	$1,212
State and municipal securities	174,630	1,976	(7,738)	168,868
Mortgage-backed securities:
Agency	1,267,811	2,845	(39,995)	1,230,661
Commercial	204,670	3,194	(7)	207,857
Non-agency	5,658	83	—	5,741
Corporate fixed income securities	527,740	5,182	(6,145)	526,777
Asset-backed securities	119,079	272	(462)	118,889

	$2,300,803	$13,553	$(54,351)	$2,260,005

Held-to-maturity securities (2)
Asset-backed securities	$625,471	$7,434	$(3,442)	$629,463
Corporate fixed income securities	55,375	—	(2,953)	52,422
Municipal auction rate securities	21,181	990	—	22,171

	$702,027	$8,424	$(6,395)	$704,056

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)

Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2013, we received proceeds of $171.4 million and $189.6 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2012, we received proceeds of $91.4 million and $94.1 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $2.1 million, respectively.

During the three months ended June 30, 2013 and 2012, unrealized losses, net of deferred tax benefits, of $35.4 million and $0.5 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the six months ended June 30, 2013, unrealized losses, net of deferred tax benefits, of $40.0 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the six months ended June 30, 2012, unrealized gains, net of deferred taxes, of $4.9 million were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$150,766	$152,124	$6,761	$6,750
After one year through three years	224,861	228,219	15,063	14,631
After three years through five years	119,698	117,202	42,711	40,210
After five years through ten years	54,212	51,255	262,764	264,244
After ten years	273,127	266,946	374,728	378,221
Mortgage-backed securities
After one year through three years	9,223	9,473	—	—
After three years through five years	768	784	—	—
After five years through ten years	122,748	119,880	—	—
After ten years	1,345,400	1,314,122	—	—

	$2,300,803	$2,260,005	$702,027	$704,056

At June 30, 2013 and December 31, 2012, securities of $573.8 million and $613.8 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at June 30, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(4)	$960	$—	$—	$(4)	$960
State and municipal securities	(6,522)	88,381	(1,216)	32,014	(7,738)	120,395
Mortgage-backed securities:
Agency	(39,995)	1,163,676	—	—	(39,995)	1,163,676
Commercial	(7)	15,983	—	—	(7)	15,983
Corporate fixed income securities	(5,861)	143,487	(284)	39,675	(6,145)	183,162
Asset-backed securities	(462)	80,842	—	—	(462)	80,842

	$(52,851)	$1,493,329	$(1,500)	$71,689	$(54,351)	$1,565,018

The gross unrealized losses on our available-for-sale securities of $54.3 million as of June 30, 2013 relate to 103 individual securities.

Certain investments in the available-for-sale portfolio at June 30, 2013, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at June 30, 2013, was $1.5 billion, which was 68.5% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $1.6 billion at June 30, 2013. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. There were no credit-related OTTI charges during the three and six months ended June 30, 2013.

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

We believe the gross unrealized losses related to all other securities of $54.3 million as of June 30, 2013 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at June 30, 2013 and December 31, 2012 (in thousands, except percentages):

	June 30, 2013		December 31, 2012
	Balance	Percent	Balance	Percent
Consumer (1)	$465,799	46.8%	$425,382	51.6%
Commercial and industrial	429,524	43.1	300,034	36.4
Residential real estate	70,580	7.1	65,657	8.0
Home equity lines of credit	17,326	1.7	19,531	2.4
Commercial real estate	12,586	1.2	12,805	1.5
Construction and land	510	0.1	510	0.1

	996,325	100.0%	823,919	100.0%
Unamortized loan fees, net of origination costs	(1,618)		(1,207)
Loans in process	977		1,370
Allowance for loan losses	(10,919)		(8,145)

	$984,765		$815,937

(1)	Includes securities-based loans of $465.7 million and $425.3 million at June 30, 2013 and December 31, 2012, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for loan losses, beginning of period	$9,406	$5,781	$8,145	$5,300

Provision for loan losses	1,520	596	3,240	1,139
Charge-offs:
Residential real estate	(17)	(86)	(501)	(195)
Recoveries	10	1	35	48

Allowance for loan losses, end of period	$10,919	$6,292	$10,919	$6,292

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At June 30, 2013, we had $1.0 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2012, we had $1.8 million of non-accrual loans, which included $1.6 million in troubled debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2013 and 2012 were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2013 and December 31, 2012, 95.7% and 96.1% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of June 30, 2013 and December 31, 2012 (in thousands, except rates):

	June 30, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$8,256	43.1%	$5,450	36.4%
Consumer	699	46.8	647	51.6
Residential real estate	399	7.1	408	8.0
Commercial real estate	335	1.2	691	1.5
Home equity lines of credit	224	1.7	195	2.4
Construction and land	13	0.1	13	0.1
Qualitative	993	—	741	—

	$10,919	100.0%	$8,145	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At June 30, 2013 and December 31, 2012, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.6 million and $7.2 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At June 30, 2013 and December 31, 2012, we had mortgage loans held for sale of $152.2 million and $214.5 million, respectively. For the three months ended June 30, 2013 and 2012, we recognized gains of $3.3 million and $3.2 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2013 and 2012, we recognized gains of $7.9 million and $6.0 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Furniture and equipment	$166,080	$157,974
Building and leasehold improvements	91,482	82,234
Property on operating leases	46,500	46,500

Total	304,062	286,708
Less accumulated depreciation and amortization	(155,247)	(145,305)

	$148,815	$141,403

For the three months ended June 30, 2013 and 2012, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $8.7 million and $7.4 million, respectively. For the six months ended June 30, 2013 and 2012, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $16.6 million and $14.6 million, respectively.

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

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2012	Net additions	Impairment losses	June 30, 2013
Goodwill
Global Wealth Management	$144,377	$10,822	$—	$155,199
Institutional Group	275,016	313,370	—	588,386

	$419,393	$324,192	$—	$743,585

	December 31, 2012	Net additions	Amortization	June 30, 2013
Intangible assets
Global Wealth Management	$16,377	$—	$(1,135)	$15,242
Institutional Group	12,590	3,256	(1,692)	14,154

	$28,967	$3,256	$(2,827)	$29,396

The adjustments to goodwill and intangible assets during the six months ended June 30, 2013 are primarily attributable to our acquisitions of KBW, Inc. and Miller Buckfire. The allocation of the purchase price of KBW, Inc. is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of KBW, Inc. as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

Amortizable intangible assets consist of acquired customer relationships, trade name, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$40,166	$20,320	$40,166	$18,648
Trade name	11,560	2,529	9,442	2,023
Investment banking backlog	3,388	2,869	2,250	2,220

	$55,114	$25,718	$51,858	$22,891

Amortization expense related to intangible assets was $1.7 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense related to intangible assets was $2.8 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2013 are: customer relationships, 5.6 years; and trade name, 6.8 years. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. As of June 30, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2013	$3,356
2014	4,562
2015	3,835
2016	2,829
2017	2,447
Thereafter	12,367

$29,396

NOTE 11 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2013 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $561.2 million during the six months ended June 30, 2013. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at June 30, 2013 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At June 30, 2013, we had $100.0 million outstanding on our revolving credit facility, at an average rate of 2.70%, and were in compliance with all covenants.

At June 30, 2013, short-term borrowings from banks were $406.7 million at an average rate of 1.32%, which were collateralized by company-owned securities valued at $599.9 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $414.7 million and $267.0 million for the three months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.33% and 1.15%, respectively. The average bank borrowing was $312.6 million and $226.2 million for the six months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.25% and 1.14%, respectively.

At June 30, 2013 and December 31, 2012, Stifel Nicolaus had a stock loan balance of $82.8 million and $19.2 million, respectively, at average daily interest rates of 0.16% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $81.0 million and $143.4 million during the three months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.13% and 0.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $72.9 million and $149.7 million during the six months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.13% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 – Corporate Debt

The following table summarizes our corporate debt as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000
Non-recourse debt, 6.75%, due 2016 (3)	53,024	58,992

	$378,024	$383,992

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(3)	On December 17, 2012, we issued $60.0 million principal in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

Our corporate debt matures as follows, based upon its contractual terms:

	Non-recourse debt	Senior notes
2013	$5,462	—
2014	16,414	—
2015	24,383	—
2016	6,765	—
2017	—	—
Thereafter	—	325,000

	$53,024	325,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Money market and savings accounts	$3,967,106	$3,271,929
Demand deposits (interest-bearing)	27,504	64,926
Demand deposits (non-interest-bearing)	11,803	8,648
Certificates of deposit	637	630

	$4,007,050	$3,346,133

The weighted average interest rate on deposits was 0.1% and 0.1% at June 30, 2013 and December 31, 2012, respectively.

Scheduled maturities of certificates of deposit at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Certificates of deposit, less than $100:
Within one year	$184	$182
One to three years	206	203

	$390	$385

Certificates of deposit, $100 and greater:
Within one year	$247	$245
One to three years	—	—

	247	245

	$637	$630

At June 30, 2013 and December 31, 2012, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $4.0 billion and $3.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.1 million and $0.2 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$519,488	Other assets	$—	Accounts payable and accrued expenses	$(11,884)

	December 31, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$550,127	Other assets	$—	Accounts payable and accrued expenses	$(19,934)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There were no losses recognized during the three months ended June 30, 2013 related to ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $7.0 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(3,274)	Interest expense	$2,289	None	$—

	Three Months Ended June 30, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$5,130	Interest expense	$2,963	None	$—

	Six Months Ended June 30, 2013
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(3,407)	Interest expense	$4,624	None	$—

	Six Months Ended June 30, 2012
	(Gain)/Loss recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$4,505	Interest expense	$6,174	None	$—

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

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.7 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $27.8 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2013, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
(2)	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the "Trust III"), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2013 and December 31, 2012 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral received	Net amount
As of June 30, 2013:
Securities borrowing (1)	$419,614	$—	$419,614	$—	$(419,614)	$—
Reverse repurchase agreements (2)	125,223	$—	125,223	—	(125,223)	—

	$544,837	$—	$544,837	$—	$(544,837)	$—

As of December 31, 2012:
Securities borrowing (1)	$153,819	$—	$153,819	$—	$(153,819)	$—
Reverse repurchase agreements (2)	158,695	—	158,695	—	(158,695)	—

	$312,514	$—	$312,514	$—	$(312,514)	$—

(1)	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2013 and December 31, 2012:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral pledged	Net amount
As of June 30, 2013:
Securities lending (3)	$82,782	$—	$82,782	$—	$(82,782)	$—
Repurchase agreements (4)	160,285	—	160,285	—	(160,285)	—
Cash flow interest rate contracts	11,884	—	11,884	—	(11,884)	—

	$254,951	$—	$254,951	$—	$(254,951)	$—

As of December 31, 2012:
Securities lending (3)	$19,218	$—	$19,218	$—	$(19,218)	$—
Repurchase agreements (4)	140,346	—	140,346	—	(140,346)	—
Cash flow interest rate contracts	19,934	—	19,934	—	(19,934)	—

	$179,498	$—	$179,498	$—	$(179,498)	$—

(3)	Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(4)	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2013, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $124.4 million to satisfy the minimum margin deposit requirement of $13.8 million at June 30, 2013.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $31.0 million in cash at June 30, 2013, which satisfied the minimum margin deposit requirements of $24.9 million.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 in the notes to our consolidated financial statements for further details.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2013 and December 31, 2012, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure its business based upon our company’s settlement with the school districts and pursuit of claims against the RBC entities. We have moved to dismiss RBC’s claims against us that are based on the company’s settlement agreement with the school districts. The Motion to Dismiss has been argued and is pending before the court. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel Nicolaus, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that will be resolved by those courts. Meanwhile, on April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus brought by Saybrook in the state court action. That Motion is scheduled to be heard on August 16, 2013. On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC have filed a motion to dismiss the Federal Action. We have filed a memorandum in opposition to the motion to dismiss, and we are waiting for the court’s decision on our motion for a preliminary injunction to enjoin the Tribal Court action. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Orielles Tribal lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. Meanwhile, the Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Discovery is now beginning in the Federal Action, and a court trial is scheduled for February 2014. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

At June 30, 2013, Stifel Nicolaus had net capital of $424.9 million, which was 64.6% of aggregate debit items and $411.7 million in excess of its minimum required net capital. At June 30, 2013, KBW’s and CSA’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2013, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our Canadian subsidiary, SN Canada, is subject to the regulatory supervision and requirements of the Investment Industry Regulatory Organization of Canada (“IIROC”). At June 30, 2013, SN Canada’s net capital and reserves were in excess of the financial resources requirement under the rules of the IIROC.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

June 30, 2013

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,090,492	20.7%	$	421,335	8.0%	$526,668	10.0%
Tier 1 capital to risk-weighted assets	1,079,391	20.5		210,667	4.0	316,001	6.0
Tier 1 capital to adjusted average total assets	1,079,391	14.5		298,509	4.0	373,136	5.0

Stifel Bank – Federal Reserve Capital Amounts

June 30, 2013

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
Total capital to risk-weighted assets	$311,489	13.0%	$	191,429	8.0%	$239,286	10.0%
Tier 1 capital to risk-weighted assets	300,570	12.6		95,715	4.0	143,572	6.0
Tier 1 capital to adjusted average total assets	300,570	7.5		160,613	4.0	200,767	5.0

NOTE 20 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Investment securities	$14,161	$11,247	$26,532	$21,939
Bank loans, net of unearned income	9,454	6,757	17,670	13,426
Margin balances	4,544	4,921	8,799	9,806
Other	4,774	4,256	9,777	7,267

	$32,933	$27,181	$62,778	$52,438

Interest expense:
Senior notes	$4,947	$3,047	$9,897	$5,340
Bank deposits	2,835	4,281	5,729	8,345
Other	4,903	2,529	8,519	5,182

	$12,685	$9,857	$24,145	$18,867

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 6.2 million shares at June 30, 2013.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $32.4 million and $11.0 million for the three months ended June 30, 2013 and 2012, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $1.4 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $83.4 million and $26.1 million for the six months ended June 30, 2013 and 2012, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $9.6 million and $13.4 million for the six months ended June 30, 2013 and 2012, respectively.

On closing date of our acquisition of KBW, Inc., certain employees of KBW, Inc. and our company were granted restricted stock or restricted stock units of Stifel as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the six months ended June 30, 2013.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and six months ended June 30, 2013, no options were granted.

At June 30, 2013, all outstanding options were exercisable. Cash proceeds from the exercise of stock options were insignificant for the three months ended June 30, 2013. Tax benefits realized from the exercise of stock options for the three months ended June 30, 2013 were insignificant. Cash proceeds from the exercise of stock options were $0.1 million for the three months ended June 30, 2012. Tax benefits realized from the exercise of stock options for the three months ended June 30, 2012 were $0.3 million.

Cash proceeds from the exercise of stock options were $0.2 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. Tax benefits realized from the exercise of stock options for the six months ended June 30, 2013 and 2012 were $0.3 million and $3.6 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At June 30, 2013, the total number of stock units outstanding was 17.2 million, of which 8.6 million were unvested.

At June 30, 2013, there was unrecognized compensation cost for stock units of $248.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of June 30, 2013, there were 16.2 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $19.6 million and $18.0 million at June 30, 2013 and December 31, 2012, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2013 and December 31, 2012, the deferred compensation liability related to the mutual fund option of $12.1 million and $16.6 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion and the fair value of the collateral that had been sold or repledged was $160.3 million. At December 31, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $965.8 million and the fair value of the collateral that had been sold or repledged was $140.3 million.

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

At June 30, 2013 and December 31, 2012, Stifel Bank had outstanding commitments to originate loans aggregating $137.8 million and $241.5 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2013 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2013 and December 31, 2012, Stifel Bank had outstanding letters of credit totaling $4.1 million and $10.5 million, respectively. All of the standby letters of credit commitments at June 30, 2013 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2013 and December 31, 2012, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $274.3 million and $220.1 million, respectively.

NOTE 23 – Income Taxes

Our effective rate for the three and six months ended June 30, 2013 was 42.5% and 40.9%, respectively, compared to 40.4% and 40.9% for the three and six months ended June 30, 2012, respectively. The effective rate for the three months ended June 30, 2013 was impacted by losses incurred at a lower tax rate in foreign jurisdictions.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues: (1)
Global Wealth Management	$282,717	$239,300	$549,674	$486,908
Institutional Group	220,476	136,026	396,913	285,270
Other	(4,457)	(919)	(6,071)	2,562

	$498,736	$374,407	$940,516	$774,740

Income/(loss) before income taxes:
Global Wealth Management	$78,924	$61,036	$148,423	$129,914
Institutional Group	30,059	17,863	58,196	41,867
Other	(57,785)	(35,025)	(132,075)	(68,653)

	$51,198	$43,874	$74,544	$103,128

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2013 or 2012.

The following table presents our company’s total assets on a segment basis at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Global Wealth Management	$5,940,667	$5,116,487
Institutional Group	2,085,572	1,447,484
Other	466,952	402,169

	$8,493,191	$6,966,140

We have operations in the United States, Canada, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL, KBW Limited, and SN Canada. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2013 and 2012, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$480,916	$365,265	$910,109	$757,103
United Kingdom	11,200	2,942	17,219	6,832
Canada	4,193	3,814	8,200	6,066
Other European	2,427	2,386	4,988	4,739

	$498,736	$374,407	$940,516	$774,740

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$29,435	$26,136	$44,054	$60,909
Shares for basic and diluted calculations:
Average shares used in basic computation	64,505	53,569	62,292	53,406
Dilutive effect of stock options and units (1)	9,585	9,109	9,335	9,294

Average shares used in diluted computation	$74,090	$62,678	$71,627	$62,700
Net income per share:
Basic	$0.46	$0.49	$0.71	$1.14
Diluted (1)	$0.40	$0.42	$0.62	$0.97

(1)

Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and six months ended June 30, 2013 and 2012, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 26 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the three and six months ended June 30, 2013, we repurchased $13.7 million, or 0.4 million shares, using existing Board authorizations at an average price of $31.75 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Shares

During the six months ended June 30, 2013, we issued 6.7 million shares, related to the purchase of KBW, Inc. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have net assets of $249.4 million at June 30, 2013. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2013 and 2012. In addition, our direct investment interest in these entities is insignificant at June 30, 2013 and December 31, 2012.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined net assets of $245.9 million at June 30, 2013. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.9 million at June 30, 2013. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2013 and 2012.

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

Interest in FSI Group, LLC (“FSI”)

We have provided financing of $18.0 million in the form of a convertible promissory note to FSI, a limited liability company specializing in investing in banks, thrifts, insurance companies, and other financial services firms. In February 2013, the convertible promissory note was amended and restated. The convertible promissory note matures in April 2018; however, FSI has three 5 year extension options. The note is convertible at our election into a 49.9% interest in FSI only after the last extension option. The convertible promissory note has a minimum coupon rate equal to 8% per annum plus additional interest related to certain defined cash flows of the business, not to exceed 18% per annum. As we do not hold the power to direct the activities of FSI nor to absorb a majority of the expected losses, or receive a majority of the expected benefits, it was determined that we are not required to consolidate this entity.

Our company’s exposure to loss is limited to the carrying value of the note with FSI at June 30, 2013, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2013. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2013. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

Results for the three and six months ended June 30, 2013

For the three months ended June 30, 2013, our net revenues increased 33.2% to a record $498.7 million compared to $374.4 million during the comparable period in 2012. Net income increased 12.6% to $29.4 million for the three months ended June 30, 2013 compared to $26.1 million during the comparable period in 2012.

For the six months ended June 30, 2013, our net revenues increased 21.4% to a record $940.5 million compared to $774.7 million during the comparable period in 2012. Net income decreased 27.7% to $44.1 million for the six months ended June 30, 2013 compared to $60.9 million during the comparable period in 2012.

Our revenue growth was primarily attributable to higher investment banking revenues as a result of improved M&A activity; an increase in commission revenue; growth in asset management and service fees as a result of an increase in investment advisory revenues;; gains recognized on our investment in Knight Capital Group, Inc.; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. Our revenue growth was impacted by our recent acquisitions of KBW, Inc. and Miller Buckfire.

The results for the three months ended June 30, 2013 were significantly impacted by certain non-recurring and merger-related expenses. The aggregate impact of these items was a reduction to net income of $14.9 million (after-tax) or $0.20 per diluted share. The results for the six months ended June 30, 2013 were significantly impacted by the expensing of stock awards issued as retention as part of the acquisition of KBW, Inc. and certain non-recurring and merger-related expenses. The aggregate impact of these items was a reduction to net income of $40.2 million (after-tax) or $0.56 per diluted share.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2013, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 13.8%, 12.6%, and 12.7% higher than their December 31, 2012 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$157,168	$127,427	23.3	31.5%	34.0%
Principal transactions	111,448	91,564	21.7	22.3	24.5
Investment banking	122,114	67,363	81.3	24.5	18.0
Asset management and service fees	76,088	65,311	16.5	15.3	17.4
Interest	32,933	27,181	21.2	6.6	7.3
Other income	11,670	5,418	115.4	2.3	1.4

Total revenues	511,421	384,264	33.1	102.5	102.6
Interest expense	12,685	9,857	28.7	2.5	2.6

Net revenues	498,736	374,407	33.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	321,331	239,374	34.2	64.4	63.9
Occupancy and equipment rental	41,821	32,320	29.4	8.4	8.6
Communication and office supplies	25,936	20,797	24.7	5.2	5.6
Commissions and floor brokerage	10,031	7,747	29.5	2.0	2.1
Other operating expenses	48,419	30,295	59.8	9.7	8.1

Total non-interest expenses	447,538	330,533	35.4	89.7	88.3

Income before income taxes	51,198	43,874	16.7	10.3	11.7
Provision for income taxes	21,763	17,738	22.7	4.4	4.7

Net income	$29,435	$26,136	12.6	5.9%	7.0%

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$305,816	$250,730	22.0	32.5%	32.3%
Principal transactions	218,692	207,797	5.2	23.3	26.8
Investment banking	200,493	137,801	45.5	21.3	17.8
Asset management and service fees	145,000	126,129	15.0	15.4	16.3
Interest	62,778	52,438	19.7	6.7	6.8
Other income	31,882	18,712	70.4	3.4	2.4

Total revenues	964,661	793,607	21.6	102.6	102.4
Interest expense	24,145	18,867	28.0	2.6	2.4

Net revenues	940,516	774,740	21.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	637,058	494,078	28.9	67.7	63.8
Occupancy and equipment rental	75,869	63,111	20.2	8.1	8.1
Communication and office supplies	48,915	41,170	18.8	5.2	5.3
Commissions and floor brokerage	19,089	15,359	24.3	2.0	2.0
Other operating expenses	85,041	57,894	46.9	9.1	7.5

Total non-interest expenses	865,972	671,612	28.9	92.1	86.7

Income before income taxes	74,544	103,128	(27.7)	7.9	13.3
Provision for income taxes	30,490	42,219	(27.8)	3.2	5.4

Net income	$44,054	$60,909	(27.7)	4.7%	7.9%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues:
Commissions	$157,168	$127,427	23.3	$305,816	$250,730	22.0
Principal transactions	111,448	91,564	21.7	218,692	207,797	5.2
Investment banking:
Capital raising	74,146	40,733	82.0	125,345	95,566	31.2
Strategic advisory fees	47,968	26,630	80.1	75,148	42,235	77.9

	122,114	67,363	81.3	200,493	137,801	45.5
Asset management and service fees	76,088	65,311	16.5	145,000	126,129	15.0
Net interest	20,248	17,324	16.9	38,633	33,571	15.1
Other income	11,670	5,418	115.4	31,882	18,712	70.4

Total net revenues	$498,736	$374,407	33.2	$940,516	$774,740	21.4

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment and the acquisitions of KBW, Inc. on February 15, 2013 and Miller Buckfire on December 20, 2012. The results of operations for the KBW, Inc. and Miller Buckfire are included in our results prospectively from the date of their respective acquisitions.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended June 30, 2013, commission revenues increased 23.3% to $157.2 million from $127.4 million in the comparable period in 2012. For the six months ended June 30, 2013, commission revenues increased 22.0% to $305.8 million from $250.7 million in the comparable period in 2012. The increase is primarily attributable to an increase in OTC transactions from the comparable period in 2012.

Principal transactions – For the three months ended June 30, 2013, principal transactions revenues increased 21.7% to $111.4 million from $91.6 million in the comparable period in 2012. For the six months ended June 30, 2013, principal transactions revenues increased 5.2% to $218.7 million from $207.8 million in the comparable period in 2012. The increase is primarily attributable to an increase in equity institutional brokerage revenues as a result of higher trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2013, investment banking revenues increased 81.3%, to $122.1 million from $67.4 million in the comparable period in 2012. For the six months ended June 30, 2013, investment banking revenues increased 45.5%, to $200.5 million from $137.8 million in the comparable period in 2012. The increase was primarily attributable to an increase in advisory fees offset by reduction in capital raising revenues. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire, offset by sluggish equity capital market conditions during the quarter.

Capital raising revenues increased 82.0% to $74.1 million for the three months ended June 30, 2013 from $40.7 million in the comparable period in 2012. During the second quarter of 2013, equity capital raising revenues increased 109.5% to $50.9 million from $24.3 million in the comparable period in 2012. For the three months ended June 30, 2013, fixed income capital raising revenues decreased 0.1% to $14.6 million from $14.6 million in the comparable period in 2012. Capital raising revenues increased 31.2% to $125.3 million for the six months ended June 30, 2013 from $95.6 million in the comparable period in 2012. During the six months ended June 30, 2013, equity capital raising revenues increased 29.1% to $82.4 million from $63.8 million in the comparable period in 2012. For the six months ended June 30, 2013, fixed income capital raising revenues increased 13.6% to $29.1 million from $25.6 million in the comparable period in 2012.

Strategic advisory fees increased 80.1% to $48.0 million for the three months ended June 30, 2013 from $26.6 million in the comparable period in 2012. Strategic advisory fees increased 77.9% to $75.1 million for the six months ended June 30, 2013 from $42.2 million in the comparable period in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2012.

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

For the three months ended June 30, 2013, asset management and service fee revenues increased 16.5% to $76.1 million from $65.3 million in the comparable period of 2012. For the six months ended June 30, 2013, asset management and service fee revenues increased 15.0% to $145.0 million from $126.1 million in the comparable period of 2012. The increase is primarily a result of an increase in the value of fee-based accounts. See “Assets in fee-based accounts” included in the table in “Results of Operations – Global Wealth Management.”

Other income – For the three months ended June 30, 2013, other income increased 115.4% to $11.7 million from $5.4 million during the comparable period in 2012. For the six months ended June 30, 2013, other income increased 70.4% to $31.9 million from $18.7 million during the comparable period in 2012. Other income includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$456,251	$4,544	3.98%	$510,857	$4,921	3.86%
Interest-earning assets (Stifel Bank)	3,927,836	23,760	2.42	2,703,031	18,086	2.68
Other (Stifel Nicolaus)		4,629			4,174

Total interest revenue		$32,933			$27,181

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$414,697	$1,139	1.33%	$266,963	$768	1.15%
Interest-bearing liabilities (Stifel Bank)	3,667,793	2,835	0.31	2,516,526	4,281	0.68
Stock loan (Stifel Nicolaus)	81,034	27	0.13	143,425	178	0.12
Senior notes (Stifel Financial)	325,000	4,947	6.09	175,000	3,047	6.96
Interest-bearing liabilities (Capital Trusts)	82,500	434	2.10	82,500	1,006	4.88
Other (Stifel Nicolaus)		3,303			577

Total interest expense		12,685			9,857

Net interest income		$20,248			$17,324

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$449,415	$8,799	3.92%	$507,422	$9,806	3.86%
Interest-earning assets (Stifel Bank)	3,840,421	44,585	2.32	2,544,359	35,562	2.80
Other (Stifel Nicolaus)		9,394			7,070

Total interest revenue		$62,778			$52,438

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$312,612	$2,124	1.25%	$226,152	$1,290	1.14%
Interest-bearing liabilities (Stifel Bank)	3,585,800	5,729	0.32	2,365,187	8,345	0.71
Stock loan (Stifel Nicolaus)	72,885	92	0.13	149,705	192	0.13
Senior notes (Stifel Financial)	325,000	9,897	6.51	153,846	5,340	7.43
Interest-bearing liabilities (Capital Trusts)	82,500	867	2.10	82,500	2,011	4.87
Other (Stifel Nicolaus)		5,436			1,689

Total interest expense		24,145			18,867

Net interest income		$38,633			$33,571

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2013, net interest income increased to $20.2 million from $17.3 million during the comparable period in 2012.

For the six months ended June 30, 2013, net interest income increased to $38.6 million from $33.6 million during the comparable period in 2012.

For the three months ended June 30, 2013, interest revenue increased 21.2% to $32.9 million from $27.2 million in the comparable period in 2012, principally as a result of a $5.7 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $3.9 billion during the three months ended June 30, 2013 compared to $2.7 billion during the comparable period in 2012 at average interest rates of 2.42% and 2.68%, respectively.

For the six months ended June 30, 2013, interest revenue increased 19.7% to $62.8 million from $52.4 million in the comparable period in 2012, principally as a result of a $9.0 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $3.8 billion during the six months ended June 30, 2013 compared to $2.5 billion during the comparable period in 2012 at average interest rates of 2.32% and 2.80%, respectively.

For the three months ended June 30, 2013, interest expense increased 28.7% to $12.7 million from $9.9 million during the comparable period in 2012. For the six months ended June 30, 2013, interest expense increased 28.0% to $24.1 million from $18.9 million during the comparable period in 2012. The increase is primarily attributable to the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Non-interest expenses:
Compensation and benefits	$321,331	$239,374	34.2	$637,058	$494,078	28.9
Occupancy and equipment rental	41,821	32,320	29.4	75,869	63,111	20.2
Communications and office supplies	25,936	20,797	24.7	48,915	41,170	18.8
Commissions and floor brokerage	10,031	7,747	29.5	19,089	15,359	24.3
Other operating expenses	48,419	30,295	59.8	85,041	57,894	46.9

Total non-interest expenses	$447,538	$330,533	35.4	$865,972	$671,612	28.9

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

For the three months ended June 30, 2013, compensation and benefits expense increased 34.2%, or $81.9 million, to $321.3 million from $239.4 million during the comparable period in 2012. For the six months ended June 30, 2013, compensation and benefits expense increased 28.9%, or $143.0 million, to $637.1 million from $494.1 million during the comparable period in 2012. The increase is principally due to the following: 1) the expensing of stock awards issued as retention as part of the acquisition of KBW, Inc.; 2) increased variable compensation as a result of increased revenue production and profitability; and 3) an increase in fixed compensation for the additional administrative support staff.

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

Compensation and benefits expense as a percentage of net revenues was 64.4% and 67.7% for the three and six months ended June 30, 2013, respectively, compared to 63.9% and 63.8% for the three and six months ended June 30, 2012, respectively. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 63.4% for the six months ended June 30, 2013.

Compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $21.7 million (4.3% of net revenues) and $43.3 million (4.4% of net revenues) for the three and six months ended June 30, 2013, respectively, compared to $18.6 million (5.0% of net revenues) and $34.9 million (4.5% of net revenues) for the comparable periods in 2012, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended June 30, 2013, occupancy and equipment rental expense increased 29.4% to $41.8 million from $32.3 million during the comparable period in 2012. For the six months ended June 30, 2013, occupancy and equipment rental expense increased 20.2% to $75.9 million from $63.1 million during the comparable period in 2012. The increase is primarily due to an increase in office locations. As of June 30, 2013, we have 357 locations compared to 332 at June 30, 2012.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2013, communications and office supplies expense increased 24.7% to $25.9 million from $20.8 million during the second quarter of 2012. For the six months ended June 30, 2013, communications and office supplies expense increased 18.8% to $48.9 million from $41.2 million during the comparable period in 2012. The increase is primarily attributable to our continued expansion through our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the three months ended June 30, 2013, commissions and floor brokerage expense increased 29.5% to $10.0 million from $7.7 million during the comparable period in 2012. For the six months ended June 30, 2013, commissions and floor brokerage expense increased 24.3% to $19.1 million from $15.4 million during the comparable period in 2012. The increase is primarily attributable to 1) an increase in clearing fees as a result of an increase in commission revenues; and 2) an increase in trading activity.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of charges for legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2013, other operating expenses increased 59.8% to $48.4 million from $30.3 million during the comparable period in 2012. For the six months ended June 30, 2013, other operating expenses increased 46.9% to $85.0 million from $57.9 million during the comparable period in 2012. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – For the three months ended June 30, 2013, our provision for income taxes was $21.8 million, representing an effective tax rate of 42.5%, compared to expense of $17.7 million for the comparable period in 2012, representing an effective tax rate of 40.4%. For the six months ended June 30, 2013, our provision for income taxes was $30.5 million, representing an effective tax rate of 40.9%, compared to expense of $42.2 million for the comparable period in 2012, representing an effective tax rate of 40.9%. The effective rate for the three months ended June 30, 2013 was impacted by losses incurred at a lower tax rate in foreign jurisdictions.

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

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$104,576	$88,417	18.3	37.0%	36.9%
Principal transactions	56,313	55,058	2.3	19.9	23.1
Asset management and service fees	75,976	65,169	16.6	26.9	27.2
Investment banking	15,334	8,384	82.9	5.4	3.5
Interest	29,036	23,881	21.6	10.3	10.0
Other income	6,013	4,045	48.6	2.1	1.7

Total revenues	287,248	244,954	17.3	101.6	102.4
Interest expense	4,531	5,654	(19.9)	1.6	2.4

Net revenues	282,717	239,300	18.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	163,156	140,629	16.0	57.7	58.8
Occupancy and equipment rental	15,689	16,064	(2.3)	5.5	6.7
Communication and office supplies	9,193	8,969	2.5	3.3	3.7
Commissions and floor brokerage	3,847	3,535	8.8	1.4	1.5
Other operating expenses	11,908	9,067	31.3	4.2	3.8

Total non-interest expenses	203,793	178,264	14.3	72.1	74.5

Income before income taxes	$78,924	$61,036	29.3	27.9%	25.5%

	June 30, 2013	June 30, 2012
Branch offices	316	301
Financial advisors	1,924	1,872
Independent contractors	145	156
Assets in fee-based accounts:
Value (in thousands) (1)	$21,594,072	$20,220,582
Number of accounts	83,141	74,053

(1)	Fee based account revenues for the three months ended June 30, 2013 and 2012 are billed in arrears based on values as of March 31, 2013 and March 31, 2012, respectively.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$206,662	$179,437	15.2	37.6%	36.9%
Principal transactions	112,620	113,439	(0.7)	20.4	23.3
Asset management and service fees	144,910	125,755	15.2	26.4	25.8
Investment banking	26,437	20,786	27.2	4.8	4.3
Interest	54,791	46,973	16.6	10.0	9.6
Other income	13,054	11,622	12.3	2.4	2.4

Total revenues	558,474	498,012	12.1	101.6	102.3
Interest expense	8,800	11,104	(20.8)	1.6	2.3

Net revenues	549,674	486,908	12.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	320,752	283,980	12.9	58.4	58.3
Occupancy and equipment rental	31,695	31,846	(0.5)	5.7	6.5
Communication and office supplies	18,221	17,811	2.3	3.3	3.7
Commissions and floor brokerage	7,674	6,955	10.3	1.4	1.4
Other operating expenses	22,909	16,402	39.7	4.2	3.4

Total non-interest expenses	401,251	356,994	12.4	73.0	73.3

Income before income taxes	$148,423	$129,914	14.2	27.0%	26.7%

NET REVENUES

For the three months ended June 30, 2013, Global Wealth Management net revenues increased 18.1% to $282.7 million from $239.3 million for the comparable period in 2012. For the six months ended June 30, 2013, Global Wealth Management net revenues increased 12.9% to $549.7 million from $486.9 million for the comparable period in 2012. The increase in net revenues for the three and six months ended June 30, 2013 over the comparable periods in 2012 is attributable to an increase in commission revenues; growth in asset management and service fees as a result of an increase in assets under management through market performance; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank.

Commissions – For the three months ended June 30, 2013, commission revenues increased 18.3% to $104.6 million from $88.4 million in the comparable period in 2012. For the six months ended June 30, 2013, commission revenues increased 15.2% to $206.7 million from $179.4 million in the comparable period in 2012. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended June 30, 2013, principal transactions revenues increased 2.3% to $56.3 million from $55.1 million in the comparable period in 2012. For the six months ended June 30, 2013, principal transactions revenues decreased 0.7% to $112.6 million from $113.4 million in the comparable period in 2012. The increase from the second quarter of 2012 is primarily attributable to higher trading volumes.

Asset management and service fees – For the three months ended June 30, 2013, asset management and service fees increased 16.6% to $76.0 million from $65.2 million in the comparable period in 2012. For the six months ended June 30, 2013, asset management and service fees increased 15.2% to $144.9 million from $125.8 million in the comparable period in 2012. The increase is primarily a result of an increase in investment advisory revenues, offset by a reduction in fees for money-fund balances due to the waiving of fees by certain fund managers. The value of assets in fee-based accounts increased 6.8% from June 30, 2012, of which 49.9% is attributable to net inflows and 50.1% is attributable to market appreciation. See “Assets in fee-based accounts” included in the table above for further details.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 82.9% to $15.3 million for the three months ended June 30, 2013 from $8.4 million during the comparable period in 2012. For the six months ended June 30, 2013, investment banking revenues increased 27.2% to $26.4 million from $20.8 million during the comparable period in 2012. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2013, interest revenue increased 21.6% to $29.0 million from $23.9 million in the comparable period in 2012. For the six months ended June 30, 2013, interest revenue increased 16.6% to $54.8 million from $47.0 million in the comparable period in 2012. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended June 30, 2013, other income increased 48.6% to $6.0 million from $4.0 million during the comparable period in 2012. For the six months ended June 30, 2013, other income increased 12.3% to $13.1 million from $11.6 million during the comparable period in 2012. The increase is primarily attributable to an increase in investment gains on our private equity investments and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Interest expense – For the three months ended June 30, 2013, interest expense decreased 19.9% to $4.5 million from $5.7 million during the comparable period in 2012. For the six months ended June 30, 2013, interest expense decreased 20.8% to $8.8 million from $11.1 million during the comparable period in 2012. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$227,922	$139	0.24%	$135,254	$80	0.24%
State and political subdivisions:
Taxable	124,492	1,066	3.43	118,020	1,139	3.86
Non-taxable (1)	79,351	465	2.34	2,442	19	3.10
Mortgage-backed securities	1,126,254	5,993	2.13	738,169	5,250	2.84
Corporate bonds	534,378	2,951	2.21	524,508	3,155	2.41
Asset-backed securities	701,577	3,686	2.10	351,855	1,684	1.91
Federal Home Loan Bank (“FHLB”) and other capital stock	4,826	6	0.50	3,025	2	0.16
Loans (2)	1,026,724	8,539	3.33	709,282	5,693	3.21
Loans held for sale	102,312	915	3.58	120,476	1,064	3.54

Total interest-earning assets (3)	$3,927,836	$23,760	2.42%	$2,703,031	$18,086	2.68%
Cash and due from banks	17,220			4,506
Other non interest-earning assets	61,548			70,620

Total assets	$4,006,604			$2,778,157

Liabilities and stockholders’ equity:
Deposits:
Money market	$3,586,384	$2,808	0.31%	$2,457,686	$4,243	0.69%
Demand deposits	64,350	9	0.06	41,303	22	0.21
Time deposits	635	4	2.28	1,583	11	2.99
Savings	50	—	0.05	11,624	1	0.05
FHLB advances	16,374	14	0.34	4,330	4	0.35

Total interest-bearing liabilities (3)	$3,667,793	$2,835	0.31%	$2,516,526	4,281	0.68%
Non interest-bearing deposits	12,232			18,896
Other non interest-bearing liabilities	34,045			40,082

Total liabilities	3,714,070			2,575,504
Stockholders’ equity	292,534			202,653

Total liabilities and stockholders’ equity	$4,006,604			$2,778,157

Net interest margin		$20,925	2.13%		$13,805	2.04%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$297,435	$371	0.25%	$144,875	$169	0.23%
State and political subdivisions:
Taxable	125,945	2,449	3.89	104,462	2,277	4.36
Non-taxable (1)	71,126	817	2.30	2,566	41	3.17
Mortgage-backed securities	1,031,042	10,222	1.98	714,473	10,831	3.03
Corporate bonds	538,718	5,947	2.21	501,219	6,093	2.43
Asset-backed securities	679,913	7,097	2.09	274,255	2,697	1.97
Federal Home Loan Bank (“FHLB”) and other capital stock	3,854	12	0.62	2,651	28	2.13
Loans (2)	974,096	15,734	3.23	677,813	11,323	3.34
Loans held for sale	118,292	1,936	3.27	122,045	2,103	3.45

Total interest-earning assets (3)	$3,840,421	$44,585	2.32%	$2,544,359	$35,562	2.80%
Cash and due from banks	12,706			6,343
Other non interest-earning assets	66,649			69,495

Total assets	$3,919,776			$2,620,197

Liabilities and stockholders’ equity:
Deposits:
Money market	$3,515,268	$5,689	0.32%	$2,315,924	$8,280	0.71%
Demand deposits	61,620	18	0.06	39,527	36	0.18
Time deposits	633	8	2.27	1,738	24	2.80
Savings	47	—	0.05	5,833	1	0.05
FHLB advances	8,232	14	0.34	2,165	4	0.35

Total interest-bearing liabilities (3)	$3,585,800	$5,729	0.32%	$2,365,187	8,345	0.71%
Non interest-bearing deposits	14,592			21,001
Other non interest-bearing liabilities	37,005			41,225

Total liabilities	3,637,397			2,427,413
Stockholders’ equity	279,379			192,784

Total liabilities and stockholders’ equity	$3,919,776			$2,620,197

Net interest margin		$38,856	2.02%		$27,217	2.14%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2013 compared to the three and six month periods ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$57	$2	$59	$187	$15	$202
State and political subdivisions:
Taxable	67	(140)	(73)	362	(190)	172
Non-taxable	449	(3)	446	784	(8)	776
Mortgage-backed securities	7,618	(6,875)	743	8,064	(8,673)	(609)
Corporate bonds	59	(263)	(204)	657	(803)	(146)
Asset-backed securities	1,818	184	2,002	4,229	171	4,400
FHLB and other capital stock	5	(1)	4	25	(41)	(16)
Loans	1,298	1,548	2,846	5,484	(1,073)	4,411
Loans held for sale	(226)	77	(149)	(92)	(75)	(167)

	$11,145	$(5,471)	$5,674	$19,700	$(10,677)	$9,023

Interest expense:
Deposits:
Money market	$7,785	$(9,220)	$(1,435)	$7,463	$(10,054)	$(2,591)
Demand deposits	47	(60)	(13)	35	(53)	(18)
Time deposits	(3)	(4)	(7)	(13)	(3)	(16)
Savings	(1)	—	(1)	(1)	—	(1)
FHLB advances	26	(16)	10	16	(6)	10

	$7,854	$(9,300)	$(1,446)	$7,500	$(10,116)	$(2,616)

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

For the three months ended June 30, 2013, interest revenue of $23.8 million was generated from average interest-earning assets of $3.9 billion at an average interest rate of 2.42%. Interest revenue of $18.1 million for the comparable period in 2012 was generated from average interest-earning assets of $2.7 billion at an average interest rate of 2.68%.

For the six months ended June 30, 2013, interest revenue of $44.6 million was generated from average interest-earning assets of $3.8 billion at an average interest rate of 2.32%. Interest revenue of $35.6 million for the comparable period in 2012 was generated from average interest-earning assets of $2.5 billion at a average interest rate of 2.80%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2013 was $3.7 billion at a average interest rate of 0.31%. The average balance of interest-bearing liabilities for the comparable period in 2012 was $2.5 billion at a average interest rate of 0.68%. The weighted average balance of interest-bearing liabilities during the six months ended June 30, 2013 was $3.6 billion at a weighted average interest rate of 0.32%. The weighted average balance of interest-bearing liabilities for the comparable period in 2012 was $2.4 billion at a weighted average interest rate of 0.71%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2013, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.0 billion compared to $2.7 billion at June 30, 2012.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2013, Global Wealth Management non-interest expenses increased 14.3% to $203.8 million from $178.3 million for the comparable period in 2012. For the six months ended June 30, 2013, Global Wealth Management non-interest expenses increased 12.4% to $401.3 million from $357.0 million for the comparable period in 2012.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of June 30, 2013, we have 316 branch offices compared to 301 at June 30, 2012. In addition, since June 30, 2012, we have added 356 revenue producers and support staff.

Compensation and benefits – For the three months ended June 30, 2013, compensation and benefits expense increased 16.0% to $163.2 million from $140.6 million during the comparable period in 2012. For the six months ended June 30, 2013, compensation and benefits expense increased 12.9% to $320.8 million from $284.0 million during the comparable period in 2012. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 57.7% and 58.4% for the three and six months ended June 30, 2013, respectively, compared to 58.8% and 58.3% for the three and six months ended June 30, 2012, respectively.

Compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.2 million (5.7% of net revenues) and $32.3 million (5.9% of net revenues) for the three and six months ended June 30, 2013, compared to $16.2 million (6.8% of net revenues) and $30.6 million (6.3% of net revenues) for the three and six months ended June 30, 2012. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended June 30, 2013, occupancy and equipment rental expense decreased 2.3% to $15.7 million from $16.1 million during the comparable period in 2012. For the six months ended June 30, 2013, occupancy and equipment rental expense decreased 0.5% to $31.7 million from $31.8 million during the comparable period in 2012.

Communications and office supplies – For the three months ended June 30, 2013, communications and office supplies expense increased 2.5% to $9.2 million from $9.0 million during the comparable period in 2012. For the six months ended June 30, 2013, communications and office supplies expense increased 2.3% to $18.2 million from $17.8 million during the comparable period in 2012. The increase is attributable to an increase in financial advisors.

Commissions and floor brokerage – For the three months ended June 30, 2013, commissions and floor brokerage expense increased 8.8% to $3.8 million from $3.5 million during the comparable period in 2012. For the six months ended June 30, 2013, commissions and floor brokerage expense increased 10.3% to $7.7 million from $7.0 million during the comparable period in 2012. The increase is primarily attributable to an increase in commission revenues.

Other operating expenses – For the three months ended June 30, 2013, other operating expenses increased 31.3% to $11.9 million from $9.1 million during the comparable period in 2012. For the six months ended June 30, 2013, other operating expenses increased 39.7% to $22.9 million from $16.4 million during the comparable period in 2012. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2013, income before income taxes increased 29.3% to $78.9 million from $61.0 million during the comparable period in 2012. For the six months ended June 30, 2013, income before income taxes increased 14.2% to $148.4 million from $129.9 million during the comparable period in 2012. Profit margins (income before income taxes as a percentage of net revenues) were positively impacted by revenue growth.

Results of Operations – Institutional Group

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$52,592	$39,010	34.8	23.9%	28.7%
Principal transactions	55,135	36,506	51.0	24.9	26.8
Capital raising	58,813	32,349	81.8	26.6	23.8
Advisory	47,967	26,630	80.1	21.8	19.6

Investment banking	106,780	58,979	81.0	48.4	43.4
Interest	3,880	2,869	35.2	1.8	2.1
Other income	5,457	93	*	2.5	0.1

Total revenues	223,884	137,457	62.8	101.5	101.1
Interest expense	3,368	1,431	135.4	1.5	1.1

Net revenues	220,476	136,026	62.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	136,481	85,109	60.4	61.9	62.6
Occupancy and equipment rental	13,931	6,945	100.6	6.3	5.1
Communication and office supplies	13,624	8,699	56.6	6.2	6.4
Commissions and floor brokerage	6,185	4,212	46.8	2.8	3.1
Other operating expenses	20,196	13,198	53.0	9.2	9.7

Total non-interest expenses	190,417	118,163	61.1	86.4	86.9

Income before income taxes	$30,059	$17,863	68.3	13.6%	13.1%

*	Percentage not meaningful.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$99,154	$71,293	39.1	25.0%	25.0%
Principal transactions	106,073	94,358	12.4	26.7	33.1
Capital raising	98,908	74,780	32.3	24.9	26.2
Advisory	75,147	42,235	77.9	19.0	14.8

Investment banking	174,055	117,015	48.7	43.9	41.0
Interest	8,060	4,721	70.7	2.0	1.7
Other income	16,180	491	*	4.1	0.1

Total revenues	403,522	287,878	39.7	101.7	100.9
Interest expense	6,609	2,608	153.4	1.7	0.9

Net revenues	396,913	285,270	39.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	244,117	179,539	36.0	61.5	62.9
Occupancy and equipment rental	22,601	13,678	65.2	5.7	4.8
Communication and office supplies	23,606	16,987	39.0	5.9	6.0
Commissions and floor brokerage	11,415	8,403	35.8	2.9	2.9
Other operating expenses	36,978	24,796	49.1	9.3	8.7

Total non-interest expenses	338,717	243,403	39.2	85.3	85.3

Income before income taxes	$58,196	$41,867	39.0	14.7%	14.7%

*	Percentage not meaningful.

NET REVENUES

For the three months ended June 30, 2013, Institutional Group net revenues increased 62.1% to $220.5 million from $136.0 million for the comparable period in 2012. For the six months ended June 30, 2013, Institutional Group net revenues increased 39.1% to $396.9 million from $285.3 million for the comparable period in 2012. The increase in net revenues for the three and six months ended June 30, 2012 over the comparable periods in 2012 is primarily attributable to an increase in advisory fees; higher equity institutional brokerage revenues; an increase in equity capital raising revenues; and higher fixed income institutional brokerage revenues. The increase for the six months ended June 30, 2013 over the comparable period in 2012 is also attributable to the gains recognized on our investment in Knight Capital Group. The increases are also attributable to our acquisitions of KBW, Inc., which was completed on February 15, 2013, and Miller Buckfire, which was completed on December 20, 2012.

Commissions – For the three months ended June 30, 2013, commission revenues increased 34.8% to $52.6 million from $39.0 million in the comparable period in 2012. For the six months ended June 30, 2013, commission revenues increased 39.1% to $99.2 million from $71.3 million in the comparable period in 2012.

Principal transactions – For the three months ended June 30, 2013, principal transactions revenues increased 51.0% to $55.1 million from $36.5 million in the comparable period in 2012. For the six months ended June 30, 2013, principal transactions revenues increased 12.4% to $106.1 million from $94.4 million in the comparable period in 2012.

For the three months ended June 30, 2013, equity institutional brokerage revenues increased 73.6% to $66.8 million from $38.5 million during the comparable period in 2012. For the six months ended June 30, 2013, equity institutional brokerage revenues increased 43.7% to $118.8 million from $82.6 million during the comparable period in 2012. The increase is primarily attributable to an increase in market volatility.

For the three months ended June 30, 2013, fixed income institutional brokerage revenues increased 10.5% to $40.9 million from $37.1 million during the comparable period in 2012. For the six months ended June 30, 2013, fixed income institutional brokerage revenues increased 4.1% to $86.4 million from $83.0 million during the comparable period in 2012. The increase is primarily attributable to an increase in fixed income trading volumes over the comparable period in 2012.

Investment banking – For the three months ended June 30, 2013, investment banking revenues increased 81.0% to $106.8 million from $59.0 million during the comparable period in 2012. For the six months ended June 30, 2013, investment banking revenues increased 48.7% to $174.1 million from $117.0 million during the comparable period in 2012. The increase is attributable to an increase in advisory fee revenues over the comparable period in 2012. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire, offset by sluggish equity capital market conditions during the latter half of the first quarter.

For the three months ended June 30, 2013, capital raising revenues increased 81.8% to $58.8 million from $32.3 million during the comparable period in 2012. For the six months ended June 30, 2013, capital raising revenues increased 32.3% to $98.9 million from $74.8 million during the comparable period in 2012.

For the three months ended June 30, 2013, equity capital raising revenues increased 152.9% to $44.6 million from $17.7 million during the comparable period in 2012. For the six months ended June 30, 2013, equity capital raising revenues increased 40.3% to $69.0 million from $49.2 million during the comparable period in 2012. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2012. During the three and six months ended June 30, 2013, we were involved, as manager or co-manager, in 79 and 129 equity underwritings, respectively, compared to 50 and 109 equity underwritings, respectively, during the comparable period in 2012.

For the three months ended June 30, 2013, fixed income capital raising revenues decreased 3.6% to $14.2 million from $14.7 million during the comparable period in 2012. For the six months ended June 30, 2013, fixed income capital raising revenues increased 16.8% to $29.9 million from $25.6 million during the comparable period in 2012. The increase for the six months ended June 30, 2013 over the comparable period in 2012 is primarily attributable to an increase in the municipal bond origination business. For the three and six months ended June 30, 2013, we were involved, as manager or co-manager, in 243 and 494 tax-exempt issues, respectively, compared to 238 and 472 issues, respectively, during the comparable periods in 2012.

For the three months ended June 30, 2013, strategic advisory fees increased 80.1% to $48.0 million from $26.6 million in the comparable period in 2012. For the six months ended June 30, 2013, strategic advisory fees increased 77.9% to $75.1 million from $42.2 million in the comparable period in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2012.

Other income – For the three months ended June 30, 2013, other income increased $5.4 million to $5.5 million from $0.1 million in the comparable period in 2012. For the six months ended June 30, 2013, other income increased $15.7 million to $16.2 million from $0.5 million in the comparable period in 2012. The increase in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. and lease revenue from the operations of East Shore Aircraft LLC.

NON-INTEREST EXPENSES

For the three months ended June 30, 2013, Institutional Group non-interest expenses increased 61.1% to $190.4 million from $118.2 million during the comparable period in 2012. For the six months ended June 30, 2013, Institutional Group non-interest expenses increased 39.2% to $338.7 million from $243.4 million during the comparable period in 2012.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 518 revenue producers and support staff since June 30, 2012, including 398 from our acquisitions of KBW, Inc. and Miller Buckfire.

Compensation and benefits – For the three months ended June 30, 2013, compensation and benefits expense increased 60.4% to $136.5 million from $85.1 million during the comparable period in 2012. For the six months ended June 30, 2013, compensation and benefits expense increased 36.0% to $244.1 million from $179.5 million during the comparable period in 2012. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 61.9% and 61.5% for the three and six months ended June 30, 2013, respectively, compared to 62.6% and 62.9% for the three and six months ended June 30, 2012, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2013, occupancy and equipment rental expense increased 100.6% to $13.9 million from $6.9 million during the comparable period in 2012. For the six months ended June 30, 2013, occupancy and equipment rental expense increased 65.2% to $22.6 million from $13.7 million during the comparable period in 2012. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended June 30, 2013, communications and office supplies expense increased 56.6% to $13.6 million from $8.7 million during the comparable period in 2012. For the six months ended June 30, 2013, communications and office supplies expense increased 39.0% to $23.6 million from $17.0 million during the comparable period in 2012. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the three months ended June 30, 2013, commissions and floor brokerage expense increased 46.8% to $6.2 million from $4.2 million during the comparable period in 2012. For the six months ended June 30, 2013, commissions and floor brokerage expense increased 35.8% to $11.4 million from $8.4 million during the comparable period in 2012. The increase is primarily attributable to an increase in trading activity.

Other operating expenses – For the three months ended June 30, 2013, other operating expenses increased 53.0% to $20.2 million from $13.2 million during the comparable period in 2012. For the six months ended June 30, 2013, other operating expenses increased 49.1% to $37.0 million from $24.8 million during the comparable period in 2012. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, subscriptions and dues and legal expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2013, income before income taxes for the Institutional Group segment increased 68.3% to $30.1 million from $17.9 million during the comparable period in 2012. For the six months ended June 30, 2013, income before income taxes for the Institutional Group segment increased 39.0% to $58.2 million from $41.9 million during the comparable period in 2012. Profit margins (income before income taxes as a percentage of net revenues) for the three months ended June 30, 2013 were positively impacted by revenue growth.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues	$(4,457)	$(919)	*	$(6,071)	$2,562	*
Non-interest expenses:
Compensation and benefits	21,696	13,636	59.1	72,190	30,559	136.2
Other operating expenses	31,632	20,470	54.5	53,814	40,656	32.4

Total non-interest expenses	53,328	34,106	56.4	126,004	71,215	76.9

Loss before income taxes	$(57,785)	$(35,025)	65.0	$(132,075)	$(68,653)	92.4

*	Percentage not meaningful.

Net revenues – For the three month period ended June 30, 2013, net revenues decreased $3.5 million from the comparable period in 2012. For the six month period ended June 30, 2013, net revenues decreased $8.6 million from the comparable period in 2012. Net revenues for the three and six months ended June 30, 2013 was negatively impacted by the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes, offset by an increase in investment gains over the comparable periods in 2013.

Compensation and benefits – For the three months ended June 30, 2013, compensation and benefits expense increased 59.1% to $21.7 million from $13.6 million during the comparable period in 2012. For the six months ended June 30, 2013, compensation and benefits expense increased 136.2% to $72.2 million from $30.6 million during the comparable period in 2012. The increase is principally due to the following: 1) acceleration of deferred compensation associated with our acquisition of KBW, Inc.; 2) an increase in fixed compensation for the additional administrative support staff.

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

Other operating expenses – For the three months ended June 30, 2013, other operating expenses increased 54.5% to $31.6 million from $20.5 million during the comparable period in 2012. For the six months ended June 30, 2013, other operating expenses increased 32.4% to $53.8 million from $40.7 million during the comparable period in 2012. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our acquisitions of KBW, Inc. and Miller Buckfire.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2013, our total assets increased 21.9% to $8.5 billion from $7.0 billion at December 31, 2012. The increase is primarily attributable to (1) the recognition of goodwill associated with our acquisition of KBW, Inc.: and increases in (2) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and (3) bank loans. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2013, our liabilities were comprised primarily of short-term borrowings of $506.7 million, senior notes of $325.0 million, non-recourse debt of $53.0 million, trust preferred securities of $82.5 million, deposits of $4.0 billion at Stifel Bank, and payables to customers of $288.5 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $471.9 million. To meet our obligations to clients and operating needs, we had $366.9 million in cash and cash equivalents at June 30, 2013. We also had client brokerage receivables of $552.3 million at Stifel Nicolaus and $1.1 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $37.0 million to $366.9 million at June 30, 2013, from $403.9 million at December 31, 2012. Operating activities provided $89.9 million of cash primarily due to an increase in operating assets, offset by the net effect of non-cash items, net income recognized during the first six months of 2013, and an increase in operating liabilities. Investing activities used cash of $1.1 billion due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, the acquisition of KBW, Inc., and fixed asset purchases, offset by proceeds from the maturity of available-for-sale securities, and sale of investments. Financing activities provided cash of $934.5 million principally due to proceeds received from our short-term borrowings, and the increase in affiliated deposits, offset by repurchases of our common stock.

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

As of June 30, 2013, we had $8.5 billion in assets, $5.1 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2013	December 31, 2012	Avg. Conversion
Cash and cash equivalents	$366,926	$403,941
Receivables from brokers, dealers, and clearing organizations	738,227	276,224	3 days
Securities purchased under agreements to resell	125,223	158,695	1 day
Trading securities owned at fair value	723,762	763,025	5 days
Available-for-sale securities at fair value	2,260,005	1,625,168	3 days
Held-to-maturity securities at amortized cost	702,027	708,008	10 days
Investments	162,858	192,686	5 days

Total cash and assets readily convertible to cash	$5,079,028	$4,127,747

As of June 30, 2013 and December 31, 2012, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$58,704	$—	$45,929	$—
Trading securities owned at fair value	160,285	733,414	140,346	607,586
Available-for-sale securities at fair value	—	573,804	—	613,795
Investments	—	55,630	—	63,430

	$218,989	$1,362,848	$186,275	$1,284,811

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2013, available cash and highly liquid investments comprised approximately 50% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At June 30, 2013, we have $152.0 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $366.9 million of cash and cash equivalents at June 30, 2013, compared to $403.9 million at December 31, 2012. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $2.3 billion in available-for-sale investment securities at June 30, 2013, compared to $1.6 billion at December 31, 2012. As of June 30, 2013, the weighted average life of the investment securities portfolio was 4.0 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2013, we had $4.0 billion in deposits compared to $3.3 billion at December 31, 2012. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2013 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $561.2 million during the six months ended June 30, 2013. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at June 30, 2013 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At June 30, 2013, we had $100.0 million outstanding on our revolving credit facility, at an average rate of 2.70%, and were in compliance with all covenants.

At June 30, 2013, short-term borrowings from banks were $406.7 million at an average rate of 1.32%, which were collateralized by company-owned securities valued at $599.9 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $414.7 million and $267.0 million for the three months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.33%, and 1.15%, respectively. The average bank borrowing was $312.6 million and $226.2 million for the six months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.25%, and 1.14%, respectively.

At June 30, 2013 and December 31, 2012, Stifel Nicolaus had a stock loan balance of $82.8 million and $19.2 million, respectively, at average daily interest rates of 0.16% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $81.0 million and $143.4 million during the three months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.13% and 0.12%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $72.9 million and $149.7 million during the six months ended June 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.13% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at June 30, 2013 consisted of a $100.0 million committed revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

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

At June 30, 2013, we had $100.0 million outstanding on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $569.6 million at June 30, 2013, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $4.0 billion at June 30, 2013.

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

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $31.9 million in the form of upfront notes to financial advisors for transition pay during the period from January 1, 2013 through July 31, 2013. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining six months of 2013 and the years ended December 31, 2014, 2015, 2016, 2017, and thereafter are $27.8 million, $44.9 million, $34.3 million, $23.2 million, $14.2 million and $29.0 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At June 30, 2013, the total number of stock units outstanding was 17.2 million, of which 8.6 million were unvested. At June 30, 2013, there was unrecognized compensation cost for stock units of $248.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining six months of 2013 and the years ended December 31, 2014, 2015, 2016, 2017, and thereafter are $30.0 million, $55.8 million, $54.4 million, $42.3 million, $30.4 million and $35.7 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2013, Stifel Nicolaus had net capital of $424.9 million, which was 64.6% of aggregate debit items and $411.7 million in excess of its minimum required net capital. At June 30, 2013, KBW’s and CSA’s net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2013, SNEL’s and KBW Limited’s net capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At June 30, 2013, SN Canada’s net capital and reserves was in excess of the financial resources requirement under the rules of the IIROC. At June 30, 2013, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At June 30, 2013, Level 3 assets for which we bear economic exposure were $262.0 million or 7.7% of the total assets measured at fair value. During the three months ended June 30, 2013, we recorded purchases of $7.2 million and sales and redemptions of $21.2 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $1.3 million. During the six months ended June 30, 2013, we recorded purchases of $74.2 million and sales and redemptions of $25.3 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $6.2 million.

At June 30, 2013, Level 3 assets included the following: $152.0 million of auction rate securities and $110.0 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At June 30, 2013, we had commitments to invest in affiliated and unaffiliated investment partnerships of $37.6 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At June 30, 2013, we had goodwill of $743.6 million and intangible assets of $29.4 million.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2013, and the daily VaR at June 30, 2013 and December 31, 2012 (in thousands):

	Six Months Ended June 30, 2013			VAR Calculation at
	High	Low	Daily Average	June 30, 2013	December 31, 2012
Daily VaR	$11,863	$2,941	$6,157	$6,850	$4,653

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

The following table illustrates the estimated change in net interest margin at June 30, 2013, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	8.6%
+100	1.7%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at June 30, 2013 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,004,603	$20,721	$132,721	$19,190
Securities	1,115,629	185,906	955,212	696,346
Interest-bearing cash	112,089	—	—	—

	$2,232,321	$206,627	$1,087,933	$715,536

Interest-bearing liabilities:
Transaction accounts and savings	$457,621	$307,653	$1,857,756	$1,375,711
Certificates of deposit	337	110	191	—
Borrowings	—	—	—	16,792

	$457,958	$307,763	$1,857,947	$1,392,503

GAP	1,774,363	(101,136)	(770,014)	(676,967)

Cumulative GAP	$1,774,363	$1,673,227	$903,213	$226,246

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion and the fair value of the collateral that had been sold or repledged was $160.3 million.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company for civil conspiracy and conspiracy to injure its business based upon our company’s settlement with the school districts and pursuit of claims against the RBC entities. We have moved to dismiss RBC’s claims against us that are based on the company’s settlement agreement with the school districts. The Motion to Dismiss has been argued and is pending before the court. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel Nicolaus, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that will be resolved by those courts. Meanwhile, on April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus brought by Saybrook in the state court action. That Motion is scheduled to be heard on August 16, 2013. On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC have filed a motion to dismiss the Federal Action. We have filed a memorandum in opposition to the motion to dismiss, and we are waiting for the court’s decision on our motion for a preliminary injunction to enjoin the Tribal Court action. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Orielles Tribal lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. Meanwhile, the Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Discovery is now beginning in the Federal Action, and a court trial is scheduled for February 2014. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 – 30, 2013	330,619	$31.75	330,619	3,627,235
May 1 – 31, 2013	100,000	31.72	100,000	3,527,235
June 1 – 30, 2013	—	—	—	3,527,235

	430,619	$31.75	430,619

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

ITEM 6. EXHIBITS

Exhibit No.	Description

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. *

*	The certifications attached as Exhibits 32.1 and 32.2 and the interactive data files attached as Exhibits 101 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: August 9, 2013