Form 10-Q
period 2013-09-30
STIFEL FINANCIAL CORP
filed 2013-11-12
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on October 31, 2013, was 63,573,335.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$649,244	$403,941
Restricted cash	4,419	4,414
Cash segregated for regulatory purposes	33	128,031
Receivables:
Brokerage clients, net	523,516	487,761
Brokers, dealers, and clearing organizations	547,636	276,224
Securities purchased under agreements to resell	168,182	158,695
Trading securities owned, at fair value (includes securities pledged of $648,111 and $607,586, respectively)	847,652	763,608
Available-for-sale securities, at fair value	1,231,571	1,625,168
Held-to-maturity securities, at amortized cost	1,723,482	708,008
Loans held for sale	75,440	214,531
Bank loans, net of allowance	1,061,150	815,937
Investments, at fair value	233,778	236,434
Fixed assets, net	124,765	141,403
Goodwill	742,654	419,393
Intangible assets, net	28,078	28,967
Loans and advances to financial advisors and other employees, net	189,769	179,284
Deferred tax assets, net	291,566	124,576
Other assets	266,524	249,765

Total Assets	$8,709,459	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$133,100	$304,700
Payables:
Brokerage clients	333,872	295,509
Brokers, dealers, and clearing organizations	205,758	33,211
Drafts	55,151	90,433
Securities sold under agreements to repurchase	255,451	140,346
Bank deposits	4,228,405	3,346,133
Trading securities sold, but not yet purchased, at fair value	495,658	319,742
Securities sold, but not yet purchased, at fair value	28,598	22,966
Accrued compensation	247,168	187,466
Accounts payable and accrued expenses	289,067	259,163
Corporate debt	357,111	383,992
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	6,711,839	5,466,161
Liabilities subordinated to claims of general creditors	3,131	5,318
Shareholders’ Equity:
Preferred stock—$1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock—$0.15 par value; authorized 97,000,000 shares; issued 63,573,335 and 54,967,858 shares, respectively	9,536	8,245
Additional paid-in-capital	1,533,849	1,100,137
Retained earnings	493,029	383,970
Accumulated other comprehensive income/(loss)	(36,427)	4,918

	1,999,987	1,497,270
Treasury stock, at cost, 167,748 and 77,577 shares, respectively	(5,498)	(2,505)
Unearned employee stock ownership plan shares, at cost, 0 and 24,405 shares, respectively	—	(104)

	1,994,489	1,494,661

Total Liabilities and Shareholders’ Equity	$8,709,459	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Commissions	$145,837	$125,509	$446,498	$370,107
Principal transactions	122,583	102,474	341,153	311,420
Investment banking	92,851	71,743	289,199	208,342
Asset management and service fees	76,710	62,881	221,711	189,010
Interest	39,130	26,360	101,829	78,728
Other income	13,063	31,094	45,269	49,991

Total revenues	490,174	420,061	1,445,659	1,207,598
Interest expense	11,535	5,904	34,738	24,768

Net revenues	478,639	414,157	1,410,921	1,182,830

Non-interest expenses:
Compensation and benefits	326,020	264,458	958,179	751,992
Occupancy and equipment rental	41,288	32,596	116,090	94,776
Communications and office supplies	26,122	19,561	74,034	60,115
Commissions and floor brokerage	10,150	7,842	28,777	22,339
Other operating expenses	44,051	28,526	126,600	84,212

Total non-interest expenses	447,631	352,983	1,303,680	1,013,434

Income from continuing operations before income tax expense	31,008	61,174	107,241	169,396
Provision for income taxes	(43,921)	23,740	(13,541)	67,384

Income from continuing operations	$74,929	$37,434	$120,782	$102,012
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(5,239)	276	(7,037)	(3,393)

Net income	$69,690	$37,710	$113,745	$98,619

Earnings per basic common share
Income from continuing operations	$1.16	$0.70	$1.91	$1.91
Income/(loss) from discontinued operations	(0.08)	—	(0.11)	(0.07)

Earnings per basic common share	$1.08	$0.70	$1.80	$1.84
Earnings per diluted common share
Income from continuing operations	$1.00	$0.60	$1.66	$1.62
Income/(loss) from discontinued operations	(0.07)	—	(0.10)	(0.05)

Earnings per diluted common share	$0.93	$0.60	$1.56	$1.57
Weighted average number of common shares outstanding:
Basic	64,706	53,601	63,133	53,471
Diluted	75,191	63,054	72,851	62,817

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$69,690	$37,710	$113,745	$98,619
Other comprehensive income/(loss):
Changes in unrealized gains/(losses) on available-for-sale securities (1) (2)	(8,160)	8,356	(48,158)	12,714
Changes in unrealized gains on cash flow hedging instruments, net of tax (3)	473	463	5,420	1,492
Foreign currency translation adjustment, net of tax	2,669	1,049	1,393	1,439

	(5,018)	9,868	(41,345)	15,645

Comprehensive income	$64,672	$47,578	$72,400	$114,264

(1)	Net of taxes of $5.4 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively, and $29.6 million and $7.9 million for the nine months ended September 30, 2013 and 2012, respectively
(2)	Amounts are net of reclassifications to earnings of realized gains of $0.2 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Amounts are net of reclassifications to earnings of realized gains of $1.1 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $2.1 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively. Amounts are net of reclassifications to earnings of losses of $6.7 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$113,745	$98,619
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	25,162	21,958
Amortization of loans and advances to financial advisors and other employees	48,368	42,687
Amortization of premium on investment portfolio	5,568	11,215
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	6,395	1,685
Amortization of intangible assets	4,145	3,713
Deferred income taxes	(70,687)	53,872
Excess tax benefits from stock-based compensation	(10,446)	(14,510)
Stock-based compensation	124,835	29,213
(Gains)/losses on investments	11,636	(29,272)
Other, net	23,792	143
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	127,993	292
Receivables:
Brokerage clients	(35,741)	41,000
Brokers, dealers, and clearing organizations	(197,148)	39,889
Securities purchased under agreements to resell	(9,487)	(66,509)
Loans originated as held for sale	(1,069,168)	(1,156,692)
Proceeds from mortgages held for sale	1,197,539	1,075,487
Trading securities owned, including those pledged	23,895	(271,262)
Loans and advances to financial advisors and other employees	(59,751)	(53,351)
Other assets	37,855	(21,360)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	38,363	84,040
Brokers, dealers, and clearing organizations	23,379	19,272
Drafts	(35,282)	(12,504)
Trading securities sold, but not yet purchased	128,169	106,024
Other liabilities and accrued expenses	(20,012)	(54,341)

Net cash provided by/(used in) operating activities	$433,117	$(50,692)

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$376,104	$353,324
Calls and principal paydowns of held-to-maturity securities	60,385	10,500
Sale or maturity of investments	74,271	84,718
Sale of other real estate owned	373	137
Increase in bank loans, net	(244,838)	(112,687)
Payments for:
Purchase of available-for-sale securities	(1,125,644)	(607,579)
Purchase of held-to-maturity securities	(16,438)	(477,117)
Purchase of investments	(70,650)	(58,912)
Purchase of fixed assets	(21,077)	(13,823)
Acquisitions, net of cash acquired	(165,300)	—

Net cash used in investing activities	(1,132,814)	(821,439)

Cash Flows from Financing Activities:
Repayments of short-term borrowings from banks	(171,600)	(101,500)
Proceeds from issuance of senior notes, net	—	170,291
Increase/(decrease) in securities sold under agreements to repurchase	115,105	(1,739)
Increase in bank deposits, net	882,272	851,933
Increase/(decrease) in securities loaned	149,168	(35,102)
Excess tax benefits from stock-based compensation	10,446	14,510
Issuance of common stock	15	—
Repurchase of common stock	(13,670)	(9,163)
Reissuance of treasury stock	951	8,829
Repayment of non-recourse debt	(26,881)	—
Extinguishment of subordinated debt	(2,187)	(1,639)

Net cash provided by financing activities	943,619	896,420

Effect of exchange rate changes on cash	1,381	1,373
Increase in cash and cash equivalents	245,303	25,662
Cash and cash equivalents at beginning of period	403,941	167,671

Cash and cash equivalents at end of period	$649,244	$193,333

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$8,594	$2,940
Cash paid for interest	34,196	22,567
Noncash investing and financing activities:
Stock units granted, net of forfeitures	205,520	106,404
Issuance of common stock for acquisitions	265,918	—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

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

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate certain VIEs in which we have the power to direct the activities of the entity and the obligation to absorb significant losses or receive significant benefits. In other cases, we consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests. See Note 28 for additional information on VIEs.

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

In January 2013, the FASB issued Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of Update No. 2011-11 to include derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013, and requires retrospective disclosures for comparative periods presented. Other than requiring additional disclosures regarding offsetting assets and liabilities, the adoption of this new guidance did not have an impact on our consolidated financial statements. See Note 17 – Disclosures About Offsetting Assets and Liabilities.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $309.7 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of KBW, Inc. on February 15, 2013 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of KBW, Inc.’s business and the reputation and expertise of KBW, Inc. in the financial services sector.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $9.8 million were incurred during the nine months ended September 30, 2013 and are included in other operating expenses in the consolidated statement of operations.

In addition, on February 15, 2013, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(000s, except per share amounts, unaudited)	2012	2013	2012
Total net revenues	$470,536	$1,436,354	$1,369,556
Net income/(loss)	33,296	(16,464)	89,502
Earnings/(loss) per share:
Basic	$0.55	$(0.26)	$1.47
Diluted	$0.46	$(0.26)	$1.23

NOTE 4 – Discontinued Operations

Our Canadian subsidiary, SN Canada has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. In accordance with the provisions of FASB Accounting Standards Codification Topic 205-20, “Discontinued Operations,” the results from this business, previously reported in the Institutional Group segment, have been classified as discontinued operations for all periods presented.

The components of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$4,696	$5,923	$12,930	$11,990
Restructuring expense	5,516	—	5,516	—
Operating expenses	4,418	5,420	14,341	16,581

Total non-interest expenses	9,934	5,420	19,857	16,581

Income/(loss) from discontinued operations before income tax expense/(benefit)	(5,238)	503	(6,927)	(4,591)
Income tax expense/(benefit)	1	227	110	(1,198)

Income/(loss) from discontinued operations, net of tax	$(5,239)	$276	$(7,037)	$(3,393)

NOTE 5 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at September 30, 2013 and December 31, 2012, included (in thousands):

	September 30, 2013	December 31, 2012
Deposits paid for securities borrowed	$331,784	$153,819
Receivable from clearing organizations	206,321	115,996
Securities failed to deliver	9,531	6,409

	$547,636	$276,224

Amounts payable to brokers, dealers, and clearing organizations at September 30, 2013 and December 31, 2012, included (in thousands):

	September 30, 2013	December 31, 2012
Deposits received from securities loaned	$169,283	$19,218
Payable to clearing organizations	23,112	9,246
Securities failed to receive	13,363	4,747

	$205,758	$33,211

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

Financial Instruments (Trading securities and available-for-sale securities)

When available, the fair value of financial instruments are based on quoted prices in active markets for identical instruments and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equity securities listed in active markets, certain fixed income securities, and U.S. government securities.

If quoted prices are not available for identical instruments, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments generally include U.S. government agency securities, mortgage-backed securities, corporate fixed income securities infrequently traded, certain state and municipal obligations, asset-backed securities, and certain equity securities not actively traded.

Securities classified as Level 3, of which the substantial majority is auction rate securities (“ARS”), represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on an internally developed discounted cash flow model. In addition to ARS, we have classified certain fixed income securities and state and municipal securities with unobservable pricing inputs as Level 3. The methods used to value these securities are the same as the methods used to value ARS, discussed above.

Investments

Investments carried at fair value primarily include corporate equity securities, ARS, investments in mutual funds, U.S. government securities, and investments in public companies, private equity securities, and partnerships, which are classified as other in the following tables.

Corporate equity securities, mutual funds and U.S. government securities are valued based on quoted prices in active markets for identical instruments and reported in Level 1.

ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. The methods used to value ARS are discussed above.

Private equity securities and partnership interests with unobservable inputs are reported as Level 3 assets. Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $12.6 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively.

Securities Sold, But Not Yet Purchased

Equity securities that are valued based on quoted prices in active markets for identical instruments and reported in Level 1.

Derivatives

Derivatives are valued using quoted market prices for identical instruments when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, market prices, yield curves, credit curves, and measures of volatility. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis and calculate credit valuation adjustments, included in the fair value of these instruments, on the basis of our relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty to the total expected exposure of the derivative after considering collateral and other master netting arrangements. We have classified our interest rate swaps as Level 2.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are presented below:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$138,833	138,833	—	—
Trading securities owned:
U.S. government agency securities	121,136	—	121,136	—
U.S. government securities	13,627	13,627	—	—
Corporate securities:
Fixed income securities	519,180	46,644	471,739	797
Equity securities	85,183	84,138	1,045	—
State and municipal securities	108,526	—	108,526	—

Total trading securities owned	847,652	144,409	702,446	797
Available-for-sale securities:
U.S. government agency securities	1,226	—	1,226	—
State and municipal securities (1)	163,414	—	84,979	78,435
Mortgage-backed securities:
Agency	176,933	—	176,933	—
Commercial	231,709	—	231,709	—
Non-agency	4,838	—	4,838	—
Corporate fixed income securities	499,966	62,743	437,223	—
Asset-backed securities	153,485	—	153,485	—

Total available-for-sale securities	1,231,571	62,743	1,090,393	78,435
Investments:
Corporate equity securities	39,212	39,212	—	—
Mutual funds	15,805	15,805	—	—
Auction rate securities:
Equity securities	59,728	—	—	59,728
Municipal securities	12,409	—	—	12,409
Other	106,624	881	4,837	100,906

Total investments	233,778	55,898	4,837	173,043

	$2,451,834	$401,883	$1,797,676	$252,275

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$174,688	$174,688	$—	$—
U.S. government agency securities	23,248	—	23,248	—
Corporate securities:
Fixed income securities	213,757	6,150	207,607	—
Equity securities	83,881	83,424	457	—
State and municipal securities	84	—	84	—

Total trading securities sold, but not yet purchased	495,658	264,262	231,396	—
Securities sold, but not yet purchased	28,598	28,598	—	—
Derivative contracts (2)	11,101	—	11,101	—

	$535,357	$292,860	$242,497	$—

(1)	Includes $72.3 million of municipal ARS at September 30, 2013.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$72,596	$72,596	$—	$—
Trading securities owned:
U.S. government agency securities	123,758	—	123,758	—
U.S. government securities	3,573	3,573	—	—
Corporate securities:
Fixed income securities	396,878	66,795	329,500	583
Equity securities	35,472	33,650	1,822	—
State and municipal securities	203,927	—	203,927	—

Total trading securities owned	763,608	104,018	659,007	583
Available-for-sale securities:
U.S. government agency securities	1,113	—	1,113	—
State and municipal securities (1)	157,420	—	66,933	90,487
Mortgage-backed securities:
Agency	684,848	—	684,848	—
Commercial	260,974	—	260,974	—
Non-agency	13,878	—	13,878	—
Corporate fixed income securities	480,182	263,017	217,165	—
Asset-backed securities	26,753	—	26,753	—

Total available-for-sale securities	1,625,168	263,017	1,271,664	90,487
Investments:
Corporate equity securities	32,162	32,162	—	—
Corporate preferred securities	56,970	—	56,970	—
Mutual funds	18,021	18,021	—	—
U.S. government securities	7,069	7,069	—	—
Auction rate securities:
Equity securities	64,397	—	—	64,397
Municipal securities	14,067	—	—	14,067
Other	43,748	1,620	4,831	37,297

Total investments	236,434	58,872	61,801	115,761

	$2,697,806	$498,503	$1,992,472	$206,831

Liabilities:
Trading securities sold, but not yet purchased:
U.S. government securities	$162,661	$162,661	$—	$—
U.S. government agency securities	15	—	15	—
Corporate securities:
Fixed income securities	150,698	46,274	104,424	—
Equity securities	6,281	5,936	345	—
State and municipal securities	87	—	87	—

Total trading securities sold, but not yet purchased	319,742	214,871	104,871	—
Securities sold, but not yet purchased	22,966	22,966	—	—
Derivative contracts (2)	19,934	—	19,934	—

	$362,642	$237,837	$124,805	$—

(1)	Includes $84.6 million of municipal ARS at December 31, 2012.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013
	Trading Securities Owned			Investments
	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities (1)	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at June 30, 2013	$5,057	$12,601	$81,930	$62,109	$13,330	$86,994
Unrealized gains/(losses):
Included in changes in net assets (2)	(29)	—	—	519	31	3,514
Included in OCI (3)	—	—	329	—	—	—
Realized gains/(losses) (2)	101	—	383	—	—	(632)
Purchases	398	—	—	—	—	2,127
Sales	(2,707)	—	—	—	—	(2,602)
Redemptions	(259)	—	(5,000)	(2,900)	(952)	(1,096)
Transfers:
Into Level 3	2	—	6,201	—	—	12,601
Out of Level 3	(1,766)	(12,601)	(5,408)	—	—	—

Net change	(4,260)	(12,601)	(3,495)	(2,381)	(921)	13,912

Balance at September 30, 2013	$797	$—	$78,435	$59,728	$12,409	$100,906

	Nine Months Ended September 30, 2013
	Trading Securities Owned			Investments
	Corporate Fixed Income Securities	Equity Securities	State & Municipal Securities (1)	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other
Balance at December 31, 2012	$583	$—	$90,487	$64,397	$14,067	$37,297
Unrealized gains/(losses):
Included in changes in net assets (2)	434	1,333	—	206	(6)	9,245
Included in OCI (3)	—	—	(1,840)	—	—	—
Realized gains/(losses) (2)	281	—	895	—	—	(129)
Purchases	9,362	11,476	5,000	75	—	50,804
Sales	(6,888)	(208)	—	—	—	(6,801)
Redemptions	(1,347)	—	(16,900)	(4,950)	(1,652)	(2,111)
Transfers:
Into Level 3	139	—	6,201	—	—	12,601
Out of Level 3	(1,767)	(12,601)	(5,408)	—	—	—

Net change	214	—	(12,052)	(4,669)	(1,658)	63,609

Balance at September 30, 2013	$797	$—	$78,435	$59,728	$12,409	$100,906

(1)	Included in available-for-sale securities in the consolidated statements of financial condition.
(2)	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
(3)	Unrealized losses related to available-for-sale securities are reported in accumulated other comprehensive income in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: our acquisition of KBW, Inc, unrealized gains and losses, and redemptions of ARS at par during the three and nine months ended September 30, 2013. During the nine months ended September 30, 2013, trading securities owned and investments purchased as part of the KBW, Inc. acquisition that are classified as Level 3 totaled $54.1 million, of which $6.3 million were sold during the nine months ended September 30, 2013. The changes in unrealized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2013 relating to Level 3 assets still held at September 30, 2013 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of September 30, 2013.

	Valuation technique	Unobservable input	Range	Weighted average
Available-for-sale securities:
State and municipal securities	Discounted cash flow	Discount rate	5.6% – 11.0%	7.5%
		Workout period	1 – 4 years	3.4 years
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.3% – 12.7%	7.4%
Workout period			1 – 3 years	2.6 years
Municipal securities	Discounted cash flow	Discount rate	0.1% – 11.0%	6.5%
		Workout period	1 – 4 years	2.6 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.7 – 4.0	2.6
		EBITDA multiple	4.5 – 9.9	7.7
Private equity investments	Market approach	Revenue multiple	0.5 – 3.0	1.8
		EBITDA multiple	4.3 – 11.3	7.8

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

The fair value for our auction-rate securities was determined using an income approach based on an internally developed discounted cash flow model. The discounted cash flow model utilizes two significant unobservable inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and our company’s own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. On an on-going basis, management verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs with other available market data for similar instruments.

General and limited partnership interests in investment partnerships totaled $56.2 million and $21.5 million at September 30, 2013 and December 31, 2012, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $10.8 million and $13.5 million at September 30, 2013 and December 31, 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $10.6 million and $72.0 million of transfers of financial assets from Level 2 to Level 1 during the three and nine months ended September 30, 2013, respectively, primarily related to corporate preferred securities that were converted to common stock, which is actively traded and fixed income and equity securities for which market trades were observed that provided transparency into the valuation of these assets. There were $27.2 million and $32.6 million of transfers of financial assets from Level 1 to Level 2 during the three and nine months ended September 30, 2013, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were an immaterial amount of transfers into Level 3 during the three and nine months ended September 30, 2013.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of September 30, 2013 and December 31, 2012, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	September 30, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$649,244	$649,244	$403,941	$403,941
Restricted cash	4,419	4,419	4,414	4,414
Cash segregated for regulatory purposes	33	33	128,031	128,031
Securities purchased under agreements to resell	168,182	168,182	158,695	158,695
Trading securities owned	847,652	847,652	763,608	763,608
Available-for-sale securities	1,231,571	1,231,571	1,625,168	1,625,168
Held-to-maturity securities	1,723,482	1,732,534	708,008	715,274
Loans held for sale	75,440	75,440	214,531	214,531
Bank loans	1,061,150	1,076,079	815,937	834,188
Investments	233,778	233,778	236,434	236,434
Financial liabilities:
Securities sold under agreements to repurchase	$255,451	$255,451	$140,346	$140,346
Bank deposits	4,228,405	3,659,589	3,346,133	3,368,643
Trading securities sold, but not yet purchased	495,658	495,658	319,742	319,742
Securities sold, but not yet purchased	28,598	28,598	22,966	22,966
Derivative contracts (1)	11,101	11,101	19,934	19,934
Senior notes (2)	325,000	335,986	325,000	338,475
Non-recourse debt (2)	32,111	32,541	58,992	58,992
Debentures to Stifel Financial Capital Trusts	82,500	74,313	82,500	66,545
Liabilities subordinated to claims of general creditors	3,131	3,097	5,318	5,204

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.
(2)	Included in corporate debt in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$510,411	$510,411	$—	$—
Restricted cash	4,419	4,419	—	—
Cash segregated for regulatory purposes	33	33	—	—
Securities purchased under agreements to resell	168,182	144,171	24,011	—
Held-to-maturity securities	1,732,534	—	1,500,738	231,796
Loans held for sale	75,440	—	75,440	—
Bank loans	1,076,079	—	1,076,079	—
Financial liabilities:
Securities sold under agreements to repurchase	$255,451	$4,131	$251,320	$—
Bank deposits	3,659,589	—	3,659,589	—
Senior notes	335,986	335,986	—	—
Non-recourse debt	32,541	—	32,541	—
Debentures to Stifel Financial Capital Trusts	74,313	—	—	74,313
Liabilities subordinated to claims of general creditors	3,097	—	—	3,097

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$331,345	$331,345	$—	$—
Restricted cash	4,414	4,414	—	—
Cash segregated for regulatory purposes	128,031	128,031	—	—
Securities purchased under agreements to resell	158,695	154,688	4,007	—
Held-to-maturity securities	715,274	—	487,775	227,499
Loans held for sale	214,531	—	214,531	—
Bank loans	834,188	—	834,188	—
Financial liabilities:
Securities sold under agreements to repurchase	$140,346	$—	$140,346	$—
Bank deposits	3,368,643	—	3,368,643	—
Senior notes	338,475	338,475	—	—
Non-recourse debt	58,992	—	58,992	—
Debentures to Stifel Financial Capital Trusts	66,545	—	—	66,545
Liabilities subordinated to claims of general creditors	5,204	—	—	5,204

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2013 and December 31, 2012.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2013 and December 31, 2012 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at September 30, 2013 and December 31, 2012 approximate fair value due to the short-term nature.

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

NOTE 7 – Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

The components of trading securities owned and trading securities sold, but not yet purchased, at September 30, 2013 and December 31, 2012, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Trading securities owned:
U.S. government agency securities	$121,136	$123,758
U.S. government securities	13,627	3,573
Corporate securities:
Fixed income securities	519,180	396,878
Equity securities	85,183	35,472
State and municipal securities	108,526	203,927

	$847,652	$763,608

Trading securities sold, but not yet purchased:
U.S. government securities	$174,688	$162,661
U.S. government agency securities	23,248	15
Corporate securities:
Fixed income securities	213,757	150,698
Equity securities	83,881	6,281
State and municipal securities	84	87

	$495,658	$319,742

At September 30, 2013 and December 31, 2012, trading securities owned in the amount of $648.1 million and $607.6 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,229	$—	$(3)	$1,226
State and municipal securities	169,799	1,939	(8,324)	163,414
Mortgage-backed securities:
Agency	176,024	2,976	(2,067)	176,933
Commercial	229,962	3,273	(1,526)	231,709
Non-agency	4,746	92	—	4,838
Corporate fixed income securities	498,966	5,088	(4,088)	499,966
Asset-backed securities	155,384	240	(2,139)	153,485

	$1,236,110	$13,608	$(18,147)	$1,231,571

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$977,514	$8,006	$(420)	$985,100
Commercial	59,390	87	—	59,477
Asset-backed securities	609,978	6,704	(3,646)	613,036
Corporate fixed income securities	55,352	—	(2,702)	52,650
Municipal auction rate securities	21,248	1,023	—	22,271

	$1,723,482	$15,820	$(6,768)	$1,732,534

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income.
(2)	Held-to-maturity securities are carried at historical cost or at fair value at the time of transfer from the available-for-sale to held-to-maturity category, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment.

During the third quarter of 2013, we transferred $1.1 billion of mortgage-backed securities from our available-for-sale portfolio to the held-to-maturity category reflecting our company’s intent to hold those securities to maturity.

For the three and nine months ended September 30, 2013, we received proceeds of $4.5 million and $194.1 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $0.2 million and $1.7 million, respectively. For the three and nine months ended September 30, 2012, we received proceeds of $92.4 million and $186.5 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $1.0 million and $3.1 million, respectively.

During the three and nine months ended September 30, 2013, unrealized losses, net of deferred tax benefits, of $8.6 million and $48.6 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition. During the three and nine months ended September 30, 2012, unrealized gains, net of deferred taxes, of $8.4 million and $12.8 million, respectively, were recorded in accumulated other comprehensive income in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$156,780	$158,397	$—	$—
After one year through three years	190,728	193,606	15,057	14,669
After three years through five years	123,055	121,942	41,609	39,306
After five years through ten years	40,262	37,896	384,547	385,347
After ten years	314,553	306,250	1,282,269	1,293,212
Mortgage-backed securities
After one year through three years	9,154	9,355	—	—
After three years through five years	967	991	—	—
After five years through ten years	66,438	66,131	—	—
After ten years	334,173	337,003	—	—

	$1,236,110	$1,231,571	$1,723,482	$1,732,534

At September 30, 2013 and December 31, 2012, securities of $539.9 million and $613.8 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at September 30, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(3)	$734	$—	$—	$(3)	$734
State and municipal securities	(7,170)	87,428	(1,154)	32,096	(8,324)	119,524
Mortgage-backed securities:
Agency	(2,067)	83,099	—	—	(2,067)	83,099
Commercial	(1,526)	40,136	—	—	(1,526)	40,136
Corporate fixed income securities	(3,258)	134,888	(830)	44,455	(4,088)	179,343
Asset-backed securities	(2,139)	133,915	—	—	(2,139)	133,915

	$(16,163)	$480,200	$(1,984)	$76,551	$(18,147)	$556,751

The gross unrealized losses on our available-for-sale securities of $18.1 million as of September 30, 2013 relate to 79 individual securities.

Certain investments in the available-for-sale portfolio at September 30, 2013, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at September 30, 2013, was $556.8 million, which was 45.2% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $574.9 million at September 30, 2013. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

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

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows. There were no credit-related OTTI charges during the three and nine months ended September 30, 2013.

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

We believe the gross unrealized losses related to all other securities of $18.1 million as of September 30, 2013 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at September 30, 2013 and December 31, 2012 (in thousands, except percentages):

	September 30, 2013		December 31, 2012
	Balance	Percent	Balance	Percent
Consumer (1)	$489,867	45.5%	$425,382	51.6%
Commercial and industrial	481,336	44.7	300,034	36.4
Residential real estate	75,233	7.0	65,657	8.0
Home equity lines of credit	16,856	1.6	19,531	2.4
Commercial real estate	12,516	1.2	12,805	1.5
Construction and land	490	—	510	0.1

	1,076,298	100.0%	823,919	100.0%
Unamortized loan fees, net of origination costs	(1,752)		(1,207)
Loans in process	(163)		1,370
Allowance for loan losses	(13,233)		(8,145)

	$1,061,150		$815,937

(1)	Includes securities-based loans of $489.8 million and $425.3 million at September 30, 2013 and December 31, 2012, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for loan losses, beginning of period	$10,919	$6,292	$8,145	$5,300

Provision for loan losses	2,297	161	5,537	1,300
Charge-offs:
Residential real estate	—	(59)	(501)	(254)
Recoveries	17	—	52	48

Allowance for loan losses, end of period	$13,233	$6,394	$13,233	$6,394

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At September 30, 2013, we had $14.8 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $2.3 million. At December 31, 2012, we had $1.8 million of non-accrual loans, which included $1.6 million in troubled debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and nine months ended September 30, 2013 and 2012 were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At September 30, 2013 and December 31, 2012, 96.5% and 96.1% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of September 30, 2013 and December 31, 2012 (in thousands, except rates):

	September 30, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$10,344	44.7%	$5,450	36.4%
Consumer	735	45.5	647	51.6
Residential real estate	578	7.0	408	8.0
Commercial real estate	202	1.2	691	1.5
Home equity lines of credit	159	1.6	195	2.4
Construction and land	12	—	13	0.1
Qualitative	1,203	—	741	—

	$13,233	100.0%	$8,145	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At September 30, 2013 and December 31, 2012, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.8 million and $7.2 million, respectively. Such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable transactions with other persons.

At September 30, 2013 and December 31, 2012, we had mortgage loans held for sale of $75.4 million and $214.5 million, respectively. For the three months ended September 30, 2013 and 2012, we recognized gains of $2.2 million and $3.6 million, respectively, from the sale of originated loans, net of fees and costs. For the nine months ended September 30, 2013 and 2012, we recognized gains of $10.1 million and $9.6 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Furniture and equipment	$169,363	$157,974
Building and leasehold improvements	95,623	82,234
Property on operating leases	21,049	46,500

Total	286,035	286,708
Less accumulated depreciation and amortization	(161,270)	(145,305)

	$124,765	$141,403

For the three months ended September 30, 2013 and 2012, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $8.6 million and $7.4 million, respectively. For the nine months ended September 30, 2013 and 2012, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $25.2 million and $22.0 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2013, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2012	Net additions	Impairment losses	September 30, 2013
Goodwill
Global Wealth Management	$144,377	$10,868	$—	$155,245
Institutional Group	275,016	312,393	—	587,409

	$419,393	$323,261	$—	$742,654

	December 31, 2012	Net additions	Amortization	September 30, 2013
Intangible assets
Global Wealth Management	$16,377	$—	$(1,697)	$14,680
Institutional Group	12,590	3,256	(2,448)	13,398

	$28,967	$3,256	$(4,145)	$28,078

The adjustments to goodwill and intangible assets during the nine months ended September 30, 2013 are primarily attributable to our acquisitions of KBW, Inc. and Miller Buckfire. The allocation of the purchase price of KBW, Inc. is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of KBW, Inc. as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

Amortizable intangible assets consist of acquired customer relationships, trade name, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$40,166	$21,138	$40,166	$18,648
Trade name	11,560	2,782	9,442	2,023
Investment banking backlog	3,388	3,116	2,250	2,220

	$55,114	$27,036	$51,858	$22,891

Amortization expense related to intangible assets was $1.3 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense related to intangible assets was $4.1 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively.

The weighted-average remaining lives of the following intangible assets at September 30, 2013 are: customer relationships, 5.4 years; and trade name, 6.6 years. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. As of September 30, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2013	$2,038
2014	4,562
2015	3,835
2016	2,829
2017	2,447
Thereafter	12,367

$28,078

NOTE 12 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at September 30, 2013 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $561.2 million during the nine months ended September 30, 2013. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at September 30, 2013 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At September 30, 2013, we had no advances on our revolving credit facility and were in compliance with all covenants.

At September 30, 2013, short-term borrowings from banks were $133.1 million at an average rate of 1.11%, which were collateralized by company-owned securities valued at $411.8 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $246.8 million and $151.3 million for the three months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.33% and 1.15%, respectively. The average bank borrowing was $290.4 million and $201.0 million for the nine months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.28% and 1.15%, respectively.

At September 30, 2013 and December 31, 2012, Stifel Nicolaus had a stock loan balance of $169.3 million and $19.2 million, respectively, at average daily interest rates of 0.33% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $120.7 million and $150.6 million during the three months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.23% and 0.14%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $89.0 million and $150.0 million during the nine months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.16% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 – Corporate Debt

The following table summarizes our corporate debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000
Non-recourse debt, 6.75%, due 2016 (3)	32,111	58,992

	$357,111	$383,992

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(3)	On December 17, 2012, we issued $60.0 million principal in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt.

Our corporate debt matures as follows, based upon its contractual terms:

	Non-recourse debt	Senior notes
2013	$2,038	—
2014	8,506	—
2015	20,588	—
2016	979	—
2017	—	—
Thereafter	—	325,000

	$32,111	325,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Money market and savings accounts	$4,151,990	$3,271,929
Demand deposits (interest-bearing)	69,956	64,926
Demand deposits (non-interest-bearing)	5,819	8,648
Certificates of deposit	640	630

	$4,228,405	$3,346,133

The weighted average interest rate on deposits was 0.06% and 0.13% at September 30, 2013 and December 31, 2012, respectively.

Scheduled maturities of certificates of deposit at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Certificates of deposit, less than $100:
Within one year	$111	$182
One to three years	192	203
Over three years	88	—

	$391	$385
Certificates of deposit, $100 and greater:
Within one year	$249	$245
One to three years	—	—

	249	245

	$640	$630

At September 30, 2013 and December 31, 2012, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $4.2 billion and $3.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.2 million and $0.2 million, respectively. Such deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates) as those prevailing at the time for comparable transactions with other persons.

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

The following table provides the notional values and fair values of our derivative instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$431,385	Other assets	$—	Accounts payable and accrued expenses	$(11,101)

	December 31, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$550,127	Other assets	$—	Accounts payable and accrued expenses	$(19,934)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The losses recognized during the three and nine months ended September 30, 2013 related to ineffectiveness were insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $6.4 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(1,320)	Interest expense	$2,092	None	$—

	Three Months Ended September 30, 2012
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(2,032)	Interest expense	$2,784	None	$—

	Nine Months Ended September 30, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$2,087	Interest expense	$6,716	None	$—

	Nine Months Ended September 30, 2012
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(6,537)	Interest expense	$8,958	None	$—

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

As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.8 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $24.0 million against our obligations under these agreements. If we had breached any of these provisions at September 30, 2013, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
(2)	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 17 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of September 30, 2013 and December 31, 2012 (in thousands):

	Gross amounts	Gross amounts offset in the Statement of	Net amounts presented in the Statement of	Gross amounts not offset in the Statement of Financial Condition
	of recognized assets	Financial Condition	Financial Condition	Financial instruments	Collateral received	Net amount
As of September 30, 2013:
Securities borrowing (1)	$331,784	$—	$331,784	$—	$(331,784)	$—
Reverse repurchase agreements (2)	168,182	$—	168,182	—	(168,182)	—

	$499,966	$—	$499,966	$—	$(499,966)	$—

As of December 31, 2012:
Securities borrowing (1)	$153,819	$—	$153,819	$—	$(153,819)	$—
Reverse repurchase agreements (2)	158,695	—	158,695	—	(158,695)	—

	$312,514	$—	$312,514	$—	$(312,514)	$—

(1)	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of September 30, 2013 and December 31, 2012:

	Gross amounts	Gross amounts offset in the Statement of	Net amounts presented in the Statement of	Gross amounts not offset in the Statement of Financial Condition
	of recognized liabilities	Financial Condition	Financial Condition	Financial instruments	Collateral pledged	Net amount
As of September 30, 2013:
Securities lending (3)	$169,283	$—	$169,283	$—	$(169,283)	$—
Repurchase agreements (4)	255,451	—	255,451	—	(255,451)	—
Cash flow interest rate contracts	11,101	—	11,101	—	(11,101)	—

	$435,835	$—	$435,835	$—	$(435,835)	$—

As of December 31, 2012:
Securities lending (3)	$19,218	$—	$19,218	$—	$(19,218)	$—
Repurchase agreements (4)	140,346	—	140,346	—	(140,346)	—
Cash flow interest rate contracts	19,934	—	19,934	—	(19,934)	—

	$179,498	$—	$179,498	$—	$(179,498)	$—

(3)	Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(4)	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 18 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2013, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $103.7 million to satisfy the minimum margin deposit requirement of $34.4 million at September 30, 2013.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $27.4 million in cash at September 30, 2013, which satisfied the minimum margin deposit requirements of $20.9 million.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At September 30, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 23 in the notes to our consolidated financial statements for further details.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $76.0 million of commitments outstanding at September 30, 2013, of which $63.3 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of September 30, 2013 and December 31, 2012, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel Nicolaus in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company and Stifel Nicolaus for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company and Stifel Nicolaus for civil conspiracy and conspiracy to injure its business based upon the settlement by our company and Stifel Nicolaus with the school districts and pursuit of claims against the RBC entities. We moved to dismiss RBC’s claims against us that are based on the settlement agreement with the school districts. The Motion to Dismiss was denied by the court, and we have filed our Answer to RBC’s claims and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel Nicolaus, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that may be resolved by those courts or by the Federal Court in the Federal Action described below. We filed a Motion to Dismiss the Tribal Court action, which was denied on August 27, 2013, and we have filed our Answer to the lawsuit in the Tribal Court. On April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus brought by Saybrook in the state court action. That Motion was denied by the State Court on October 15, 2013, and we will file our Answer to the state court Complaint in early November. On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC (the “Tribal Parties”) have filed a motion to dismiss or stay the Federal Action. The Tribal Parties’ motion to dismiss or stay was denied on October 29, 2013. The court in the Federal Action has scheduled a hearing on our motion for preliminary injunction for November 26, 2013. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Orielles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Discovery is now beginning in the Federal Action, and a court trial is scheduled for June 23, 2014 to determine whether the Tribal Court has jurisdiction over the claims brought by the Tribe. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

NOTE 20 – Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC’s Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel Nicolaus has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC’s Customer Protection Rule (Rule 15c3-3). KBW, CSA, and Miller Buckfire calculate their net capital under the aggregate indebtedness method, whereby their aggregate indebtedness may not be greater than fifteen times their net capital (as defined).

At September 30, 2013, Stifel Nicolaus had net capital of $396.3 million, which was 63.2% of aggregate debit items and $383.8 million in excess of its minimum required net capital. At September 30, 2013, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At September 30, 2013, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

September 30, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,173,218	24.0%	$391,432	8.0%	$489,291	10.0%
Tier 1 capital to risk-weighted assets	1,159,823	23.7	195,716	4.0	293,574	6.0
Tier 1 capital to adjusted average total assets	1,159,823	14.8	314,160	4.0	392,700	5.0

Stifel Bank – Federal Reserve Capital Amounts

September 30, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$329,763	13.4%	$197,462	8.0%	$246,828	10.0%
Tier 1 capital to risk-weighted assets	316,530	12.8	98,731	4.0	148,097	6.0
Tier 1 capital to adjusted average total assets	316,530	7.2	176,992	4.0	221,240	5.0

NOTE 21 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Investment securities	$17,514	$11,718	$44,046	$33,657
Bank loans, net of unearned income	8,819	7,329	26,489	20,755
Margin balances	4,722	4,781	13,521	14,587
Other	8,075	2,532	17,773	9,729

	$39,130	$26,360	$101,829	$78,728

Interest expense:
Senior notes	$5,164	$3,048	$15,484	$8,388
Bank deposits	2,636	3,606	8,365	11,951
Other	3,735	(750)	10,889	4,429

	$11,535	$5,904	$34,738	$24,768

NOTE 22 – Employee Incentive, Deferred Compensation, and Retirement Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.2 million shares at September 30, 2013.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $39.2 million and $11.6 million for the three months ended September 30, 2013 and 2012, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $0.8 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $109.5 million and $37.7 million for the nine months ended September 30, 2013 and 2012, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $10.4 million and $14.5 million for the nine months ended September 30, 2013 and 2012, respectively.

On closing date of our acquisition of KBW, Inc., certain employees of KBW, Inc. and our company were granted restricted stock or restricted stock units of Stifel as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the nine months ended September 30, 2013.

On the closing date of the acquisition of the Knight Capital Fixed Income business, we granted restricted stock units to certain employees as retention. The fair value of the awards issued as retention was $18.7 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2013.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and nine months ended September 30, 2013, no options were granted. At September 30, 2013, all outstanding options were exercisable. Cash proceeds from the exercise of stock options for the three and nine months ended September 30, 2013 and 2012, respectively, were insignificant.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At September 30, 2013, the total number of stock units outstanding was 17.9 million, of which 9.2 million were unvested.

At September 30, 2013, there was unrecognized compensation cost for stock units of $253.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of September 30, 2013, there were 16.9 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $15.8 million and $18.0 million at September 30, 2013 and December 31, 2012, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At September 30, 2013 and December 31, 2012, the deferred compensation liability related to the mutual fund option of $13.0 million and $16.6 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

NOTE 23 – Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion and the fair value of the collateral that had been sold or repledged was $255.5 million. At December 31, 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $965.8 million and the fair value of the collateral that had been sold or repledged was $140.3 million.

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

At September 30, 2013 and December 31, 2012, Stifel Bank had outstanding commitments to originate loans aggregating $67.9 million and $241.5 million, respectively. The commitments extended over varying periods of time, with all commitments at September 30, 2013 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At September 30, 2013 and December 31, 2012, Stifel Bank had outstanding letters of credit totaling $5.3 million and $10.5 million, respectively. All of the standby letters of credit commitments at September 30, 2013 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At September 30, 2013 and December 31, 2012, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $306.0 million and $220.1 million, respectively.

NOTE 24 – Income Taxes

In connection with discontinuing the business operations of SN Canada during the current quarter, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

Excluding the tax benefit, the effective tax rate was 52.3% and 43.5% % for the three and nine months ended September 30, 2013, respectively, compared to 38.8% and 39.8% for the three and nine months ended September 30, 2012, respectively. The effective rate for the three and nine months ended September 30, 2013 was impacted by losses incurred in foreign jurisdictions at a lower tax rate.

NOTE 25 – Segment Reporting

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

Information concerning operations in these segments of business for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues: (1)
Global Wealth Management	$274,669	$250,914	$824,344	$737,822
Institutional Group	205,132	164,611	593,875	443,961
Other	(1,162)	(1,368)	(7,298)	1,047

	$478,639	$414,157	$1,410,921	$1,182,830

Income/(loss) before income taxes:
Global Wealth Management	$72,128	$68,020	$220,551	$197,933
Institutional Group	34,986	33,201	94,298	79,809
Other	(76,106)	(40,047)	(207,608)	(108,346)

	$31,008	$61,174	$107,241	$169,396

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and nine months ended September 30, 2013 or 2012.

The following table presents our company’s total assets on a segment basis at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Global Wealth Management	$6,091,937	$5,116,487
Institutional Group	2,138,678	1,447,484
Other	478,844	402,169

	$8,709,459	$6,966,140

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL, and KBW Limited. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and nine months ended September 30, 2013 and 2012, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$472,268	$408,120	$1,382,377	$1,165,223
United Kingdom	3,496	3,892	20,681	10,723
Other European	2,875	2,145	7,863	6,884

	$478,639	$414,157	$1,410,921	$1,182,830

NOTE 26 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income from continuing operations	$74,929	$37,434	$120,782	$102,012
Net income/(loss) from discontinued operations	(5,239)	276	(7,037)	(3,393)

Net income	$69,690	$37,710	$113,745	$98,619

Shares for basic and diluted calculations:
Average shares used in basic computation	64,706	53,601	63,133	53,471
Dilutive effect of stock options and units (1)	10,485	9,453	9,718	9,346

Average shares used in diluted computation	75,191	63,054	72,851	62,817
Earnings per basic common share
Income from continuing operations	$1.16	$0.70	$1.91	$1.91
Income/(loss) from discontinued operations	(0.08)	—	(0.11)	(0.07)

Earnings per basic common share	$1.08	$0.70	$1.80	$1.84
Earnings per diluted common share
Income from continuing operations	$1.00	$0.60	$1.66	$1.62
Income/(loss) from discontinued operations	(0.07)	—	(0.10)	(0.05)

Earnings per diluted common share	$0.93	$0.60	$1.56	$1.57

(1)	Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and nine months ended September 30, 2013 and 2012, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 27 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the nine months ended September 30, 2013, we repurchased $13.7 million, or 0.4 million shares, using existing Board authorizations at an average price of $31.75 per share to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Shares

During the nine months ended September 30, 2013, we issued 6.7 million shares related to the purchase of KBW, Inc. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have net assets of $246.7 million at September 30, 2013. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2013 and 2012. In addition, our direct investment interest in these entities is insignificant at September 30, 2013 and December 31, 2012.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined net assets of $245.5 million at September 30, 2013. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $2.0 million at September 30, 2013. Management fee revenue earned by our company was insignificant during the three and nine months ended September 30, 2013 and 2012.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at September 30, 2013, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at September 30, 2013. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of September 30, 2013. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 29– Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we identified the following as a non-recognized subsequent event:

Acquisition of Acacia Federal Savings Bank (“Acacia Federal”)

On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal, a one-branch community bank with approximately $585.0 million in total assets. Established in 1985, Acacia Federal is a federally chartered savings institution with one retail branch located in Falls Church, Virginia. Over 80% of Acacia Federal’s loan portfolio is originated single-family residential mortgages.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

On July 1, 2013, we completed the acquisition of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, Inc. The combined teams comprise approximately 90 sales and trading professionals in the U.S. and Europe, covering high-yield and investment-grade corporate bonds, asset-backed and mortgage-backed securities, loan trading, and emerging markets, as well as fixed income research in selected sectors and companies.

On the closing date of the acquisition of the Knight Capital Fixed Income business, we granted restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank (“Acacia Federal”), a one-branch community bank with approximately $585.0 million in total assets. Established in 1985, Acacia Federal is a federally chartered savings institution with one retail branch located in Falls Church, Virginia. Over 80% of Acacia Federal’s loan portfolio is originated single-family residential mortgages.

Results for the three and nine months ended September 30, 2013

For the three months ended September 30, 2013, net revenues from continuing operations increased 15.6% to $478.6 million compared to $414.2 million during the comparable period in 2012. Net income, including continuing and discontinued operations, increased 84.8% to $69.7 million, or $0.93 per diluted common share for the three months ended September 30, 2013, compared to $37.7 million, or $0.60 per diluted common share during the comparable period in 2012. Net income from continuing operations increased 100.2% to $74.9 million, or $1.00 per diluted common share for the three months ended September 30, 2013 compared to $37.4 million, or $0.60 per diluted common share during the comparable period in 2012.

For the nine months ended September 30, 2013, net revenues from continuing operations increased 19.3% to a record $1.41 billion compared to $1.18 billion during the comparable period in 2012. Net income, including continuing and discontinued operations, increased 15.3% to $113.7 million, or $1.56 per diluted common share for the nine months ended September 30, 2013, compared to $98.6 million, or $1.57 per diluted common share during the comparable period in 2012. Net income from continuing operations increased 18.4% to $120.8 million, or $1.66 per diluted common share for the nine months ended September 30, 2013 compared to $102.0 million, or $1.62 per diluted common share during the comparable period in 2012.

Our revenue growth was primarily attributable to higher investment banking revenues as a result of improved M&A activity; an increase in commission revenue; growth in asset management and service fees as a result of an increase in investment advisory revenues; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. The revenue growth was offset by a decrease in other income as a result of gains recognized on our investment in Knight Capital Group, Inc. in the third quarter of 2012. Our revenue growth was impacted by our recent acquisitions of KBW, Inc., Miller Buckfire, and the Knight Capital Fixed Income business.

The results from continuing operations for the three months ended September 30, 2013 were significantly impacted by the expensing of stock awards issued as retention as part of the acquisition of the Knight Capital Fixed Income business, and certain non-recurring and merger-related expenses. The aggregate impact of these items was a reduction to net income of $19.5 million (after-tax) or $0.26 per diluted share. The aggregate impact of these items for the nine months ended September 30, 2013 was a reduction to net income of $58.8 million (after-tax) or $0.81 per diluted share.

In connection with discontinuing the business operations of SN Canada during the current quarter, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At September 30, 2013, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 15.5%, 17.9%, and 24.9% higher than their December 31, 2012 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$145,837	$125,509	16.2	30.5%	30.3%
Principal transactions	122,583	102,474	19.6	25.6	24.7
Investment banking	92,851	71,743	29.4	19.4	17.3
Asset management and service fees	76,710	62,881	22.0	16.0	15.2
Interest	39,130	26,360	48.4	8.2	6.4
Other income	13,063	31,094	(58.0)	2.7	7.5

Total revenues	490,174	420,061	16.7	102.4	101.4
Interest expense	11,535	5,904	95.4	2.4	1.4

Net revenues	478,639	414,157	15.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	326,020	264,458	23.3	68.1	63.8
Occupancy and equipment rental	41,288	32,596	26.7	8.6	7.9
Communication and office supplies	26,122	19,561	33.5	5.5	4.7
Commissions and floor brokerage	10,150	7,842	29.4	2.1	1.9
Other operating expenses	44,051	28,526	54.4	9.2	6.9

Total non-interest expenses	447,631	352,983	26.8	93.5	85.2

Income from continuing operations before income taxes	31,008	61,174	(49.3)	6.5	14.8
Provision for income taxes	(43,921)	23,740	*	(9.2)	5.8

Income from continuing operations	74,929	37,434	100.2	15.7	9.0
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(5,239)	276	*	(1.1)	—

Net income	$69,690	$37,710	84.8	14.6%	9.0%

*	Percentage not meaningful.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$446,498	$370,107	20.6	31.7%	31.3%
Principal transactions	341,153	311,420	9.5	24.2	26.3
Investment banking	289,199	208,342	38.8	20.5	17.6
Asset management and service fees	221,711	189,010	17.3	15.7	16.0
Interest	101,829	78,728	29.3	7.2	6.7
Other income	45,269	49,991	(9.4)	3.2	4.2

Total revenues	1,445,659	1,207,598	19.7	102.5	102.1
Interest expense	34,738	24,768	40.3	2.5	2.1

Net revenues	1,410,921	1,182,830	19.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	958,179	751,992	27.4	67.9	63.6
Occupancy and equipment rental	116,090	94,776	22.5	8.2	8.0
Communication and office supplies	74,034	60,115	23.2	5.3	5.1
Commissions and floor brokerage	28,777	22,339	28.8	2.0	1.9
Other operating expenses	126,600	84,212	50.3	9.0	7.1

Total non-interest expenses	1,303,680	1,013,434	28.6	92.4	85.7

Income from continuing operations before income taxes	107,241	169,396	(36.7)	7.6	14.3
Provision for income taxes	(13,541)	67,384	*	(1.0)	5.7

Income from continuing operations	120,782	102,012	18.4	8.6	8.6
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(7,037)	(3,393)	107.4	(0.5)	(0.3)

Net income	$113,745	$98,619	15.3	8.1%	8.3%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues from continuing operations for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues:
Commissions	$145,837	$125,509	16.2	$446,498	$370,107	20.6
Principal transactions	122,583	102,474	19.6	341,153	311,420	9.5
Investment banking:
Capital raising	53,665	44,563	20.4	175,252	139,441	25.7
Strategic advisory fees	39,186	27,180	44.2	113,947	68,901	65.4

	92,851	71,743	29.4	289,199	208,342	38.8
Asset management and service fees	76,710	62,881	22.0	221,711	189,010	17.3
Net interest	27,595	20,456	34.9	67,091	53,960	24.3
Other income	13,063	31,094	(58.0)	45,269	49,991	(9.4)

Total net revenues	$478,639	$414,157	15.6	$1,410,921	$1,182,830	19.3

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment and the acquisitions of the Knight Capital Fixed Income business on July 1, 2013, KBW, Inc. on February 15, 2013, and Miller Buckfire on December 20, 2012. The results of operations for the Knight Capital Fixed Income business, KBW, Inc., and Miller Buckfire are included in our results prospectively from the date of their respective acquisitions.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the three months ended September 30, 2013, commission revenues increased 16.2% to $145.8 million from $125.5 million in the comparable period in 2012. For the nine months ended September 30, 2013, commission revenues increased 20.6% to $446.5 million from $370.1 million in the comparable period in 2012. The increase is primarily attributable to an increase in OTC transactions from the comparable period in 2012.

Principal transactions – For the three months ended September 30, 2013, principal transactions revenues increased 19.6% to $122.6 million from $102.5 million in the comparable period in 2012. For the nine months ended September 30, 2013, principal transactions revenues increased 9.5% to $341.2 million from $311.4 million in the comparable period in 2012. The increase is primarily attributable to an increase in equity institutional brokerage revenues as a result of higher trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended September 30, 2013, investment banking revenues increased 29.4%, to $92.9 million from $71.7 million in the comparable period in 2012. For the nine months ended September 30, 2013, investment banking revenues increased 38.8%, to $289.2 million from $208.3 million in the comparable period in 2012. The increase was primarily attributable to an increase in equity capital raising revenues and an increase in strategic advisory fees. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire, offset by sluggish equity capital market conditions during the quarter.

Capital raising revenues increased 20.4% to $53.7 million for the three months ended September 30, 2013 from $44.6 million in the comparable period in 2012. During the second quarter of 2013, equity capital raising revenues increased 50.3% to $36.4 million from $24.2 million in the comparable period in 2012. For the three months ended September 30, 2013, fixed income capital raising revenues decreased 7.8% to $13.1 million from $14.2 million in the comparable period in 2012. Capital raising revenues increased 25.7% to $175.3 million for the nine months ended September 30, 2013 from $139.4 million in the comparable period in 2012. During the nine months ended September 30, 2013, equity capital raising revenues increased 23.7% to $111.5 million from $90.1 million in the comparable period in 2012. For the nine months ended September 30, 2013, fixed income capital raising revenues increased 23.3% to $49.1 million from $39.8 million in the comparable period in 2012.

Strategic advisory fees increased 44.2% to $39.2 million for the three months ended September 30, 2013 from $27.2 million in the comparable period in 2012. Strategic advisory fees increased 65.4% to $113.9 million for the nine months ended September 30, 2013 from $68.9 million in the comparable period in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2012.

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

For the three months ended September 30, 2013, asset management and service fee revenues increased 22.0% to $76.7 million from $62.9 million in the comparable period of 2012. For the nine months ended September 30, 2013, asset management and service fee revenues increased 17.3% to $221.7 million from $189.0 million in the comparable period of 2012. The increase is primarily a result of an increase in the value of fee-based accounts.

Other income – For the three months ended September 30, 2013, other income decreased 58.0% to $13.1 million from $31.1 million during the comparable period in 2012. For the nine months ended September 30, 2013, other income decreased 9.4% to $45.3 million from $50.0 million during the comparable period in 2012. Other income includes investment gains/(losses) on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$478,442	$4,722	3.95%	$485,669	$4,781	3.94%
Interest-earning assets (Stifel Bank)	4,396,590	26,458	2.41	3,040,652	19,143	2.52
Other (Stifel Nicolaus)		7,950			2,436

Total interest revenue		$39,130			$26,360

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$246,751	$3,286	1.33%	$151,271	$1,740	1.15%
Interest-bearing liabilities (Stifel Bank)	4,132,681	2,636	0.25	2,835,544	3,606	0.51
Stock loan (Stifel Nicolaus)	120,681	279	0.23	150,630	211	0.14
Senior notes (Stifel Financial)	325,000	5,164	6.36	175,000	3,048	6.97
Interest-bearing liabilities (Capital Trusts)	82,500	387	1.88	82,500	496	2.40
Other (Stifel Nicolaus)		(217)			(3,197)

Total interest expense		11,535			5,904

Net interest income		$27,595			$20,456

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$459,197	$13,521	3.93%	$500,118	$14,587	3.89%
Interest-earning assets (Stifel Bank)	4,020,236	71,043	2.36	2,717,101	54,705	2.68
Other (Stifel Nicolaus)		17,265			9,436

Total interest revenue		$101,829			$78,728

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$290,417	$3,716	1.28%	$200,970	$2,311	1.15%
Interest-bearing liabilities (Stifel Bank)	3,770,097	8,365	0.30	2,524,178	11,951	0.63
Stock loan (Stifel Nicolaus)	88,992	144	0.16	150,016	198	0.13
Senior notes (Stifel Financial)	325,000	15,484	6.35	160,949	8,388	6.95
Interest-bearing liabilities (Capital Trusts)	82,500	1,301	2.10	82,500	2,507	4.05
Other (Stifel Nicolaus)		5,728			(587)

Total interest expense		34,738			24,768

Net interest income		$67,091			$53,960

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended September 30, 2013, net interest income increased to $27.6 million from $20.5 million during the comparable period in 2012.

For the nine months ended September 30, 2013, net interest income increased to $67.1 million from $54.0 million during the comparable period in 2012.

For the three months ended September 30, 2013, interest revenue increased 48.4% to $39.1 million from $26.4 million in the comparable period in 2012, principally as a result of a $7.3 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.4 billion during the three months ended September 30, 2013 compared to $3.0 billion during the comparable period in 2012 at average interest rates of 2.41% and 2.52%, respectively.

For the nine months ended September 30, 2013, interest revenue increased 29.3% to $101.8 million from $78.7 million in the comparable period in 2012, principally as a result of a $16.3 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.0 billion during the nine months ended September 30, 2013 compared to $2.7 billion during the comparable period in 2012 at average interest rates of 2.36% and 2.68%, respectively.

For the three months ended September 30, 2013, interest expense increased 95.4% to $11.5 million from $5.9 million during the comparable period in 2012. For the nine months ended September 30, 2013, interest expense increased 40.3% to $34.7 million from $24.8 million during the comparable period in 2012. The increase is primarily attributable to the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses from continuing operations for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Non-interest expenses:
Compensation and benefits	$326,020	$264,458	23.3	$958,179	$751,992	27.4
Occupancy and equipment rental	41,288	32,596	26.7	116,090	94,776	22.5
Communications and office supplies	26,122	19,561	33.5	74,034	60,115	23.2
Commissions and floor brokerage	10,150	7,842	29.4	28,777	22,339	28.8
Other operating expenses	44,051	28,526	54.4	126,600	84,212	50.3

Total non-interest expenses	$447,631	$352,983	26.8	$1,303,680	$1,013,434	28.6

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions of the Knight Capital Fixed Income business on July 1, 2013, KBW, Inc. on February 15, 2013, and Miller Buckfire on December 20, 2012, and increased administrative overhead to support the growth in our segments.

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

For the three months ended September 30, 2013, compensation and benefits expense increased 23.3%, or $61.5 million, to $326.0 million from $264.5 million during the comparable period in 2012. For the nine months ended September 30, 2013, compensation and benefits expense increased 27.4%, or $206.2 million, to $958.2 million from $752.0 million during the comparable period in 2012. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for the additional administrative support staff: and 3) the expensing of stock awards issued as retention as part of the acquisitions of the Knight Capital Fixed Income business and KBW, Inc.

On the respective closing dates of the acquisitions of the Knight Capital Fixed Income business and KBW, Inc., we granted restricted stock or restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant. The expensing of the awards resulted in a non-cash charge (pre-tax) during the three and nine months ended September 30, 2013 of $18.7 million and $49.3 million, respectively.

Compensation and benefits expense as a percentage of net revenues was 68.1% and 67.9% for the three and nine months ended September 30, 2013, respectively, compared to 63.8% and 63.6% for the three and nine months ended September 30, 2012, respectively. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 62.0% and 62.9% % for the three and nine months ended September 30, 2013, respectively.

Compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $24.0 million (5.0% of net revenues) and $67.0 million (4.7% of net revenues) for the three and nine months ended September 30, 2013, respectively, compared to $17.7 million (4.3% of net revenues) and $52.4 million (4.4% of net revenues) for the comparable periods in 2012, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2013, occupancy and equipment rental expense increased 26.7% to $41.3 million from $32.6 million during the comparable period in 2012. For the nine months ended September 30, 2013, occupancy and equipment rental expense increased 22.5% to $116.1 million from $94.8 million during the comparable period in 2012. The increase is primarily due to an increase in office locations. As of September 30, 2013, we have 355 locations compared to 332 at September 30, 2012.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended September 30, 2013, communications and office supplies expense increased 33.5% to $26.1 million from $19.6 million during the third quarter of 2012. For the nine months ended September 30, 2013, communications and office supplies expense increased 23.2% to $74.0 million from $60.1 million during the comparable period in 2012. The increase is primarily attributable to our continued expansion through our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the three months ended September 30, 2013, commissions and floor brokerage expense increased 29.4% to $10.2 million from $7.8 million during the comparable period in 2012. For the nine months ended September 30, 2013, commissions and floor brokerage expense increased 28.8% to $28.8 million from $22.3 million during the comparable period in 2012. The increase is primarily attributable to an increase in clearing fees as a result of an increase in trading activity.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of charges for legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended September 30, 2013, other operating expenses increased 54.4% to $44.1 million from $28.5 million during the comparable period in 2012. For the nine months ended September 30, 2013, other operating expenses increased 50.3% to $126.6 million from $84.2 million during the comparable period in 2012. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – In connection with discontinuing the business operations of SN Canada during the current quarter, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

Excluding the tax benefit, the effective tax rate would have been 52.3% and 43.5% % for the three and nine months ended September 30, 2013, respectively, compared to 38.8% and 39.8% for the three and nine months ended September 30, 2012, respectively. The effective rate for the three and nine months ended September 30, 2013 was impacted by losses incurred in foreign jurisdictions at a lower tax rate.

DISCONTINUED OPERATIONS

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. For the three and nine months ended September 30, 2013, loss from discontinued operations, net of tax, was $5.2 million and $7.0 million, respectively, compared with income of $0.3 million and a loss of $3.4 million during the comparable periods in 2012. The $5.6 million of pre-tax restructuring expense recorded in the third quarter of 2013 consisted primarily of costs incurred for severance benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$4,696	$5,923	$12,930	$11,990
Restructuring expense	5,516	—	5,516	—
Operating expenses	4,418	5,420	14,341	16,581

Total non-interest expenses	9,934	5,420	19,857	16,581

Income/(loss) from discontinued operations before income tax expense/(benefit)	(5,238)	503	(6,927)	(4,591)
Income tax expense/(benefit)	1	227	110	(1,198)

Income/(loss) from discontinued operations, net of tax	$(5,239)	$276	$(7,037)	$(3,393)

See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

SEGMENT PERFORMANCE FROM CONTINUING OPERATIONS

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

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$99,427	$89,390	11.2	36.2%	35.6%
Principal transactions	58,658	58,027	1.1	21.4	23.1
Asset management and service fees	76,667	62,871	21.9	27.9	25.1
Investment banking	9,394	13,315	(29.4)	3.4	5.3
Interest	31,829	24,584	29.5	11.6	9.8
Other income	2,858	5,034	(43.2)	1.0	2.0

Total revenues	278,833	253,221	10.1	101.5	100.9
Interest expense	4,164	2,307	80.5	1.5	0.9

Net revenues	274,669	250,914	9.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	159,949	146,452	9.2	58.2	58.4
Occupancy and equipment rental	16,549	15,620	5.9	6.0	6.2
Communication and office supplies	9,620	9,532	0.9	3.5	3.8
Commissions and floor brokerage	3,962	3,320	19.3	1.5	1.3
Other operating expenses	12,461	7,970	56.4	4.5	3.2

Total non-interest expenses	202,541	182,894	10.7	73.7	72.9

Income before income taxes	$72,128	$68,020	6.0	26.3%	27.1%

	September 30, 2013	September 30, 2012
Branch offices	316	306
Financial advisors	1,930	1,888
Independent contractors	145	154

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$306,089	$268,827	13.9	37.1%	36.4%
Principal transactions	171,278	171,466	(0.1)	20.8	23.2
Asset management and service fees	221,577	188,626	17.5	26.9	25.6
Investment banking	35,832	34,101	5.1	4.4	4.6
Interest	86,620	71,557	21.1	10.5	9.7
Other income	15,911	16,656	(4.5)	1.9	2.3

Total revenues	837,307	751,233	11.5	101.6	101.8
Interest expense	12,963	13,411	(3.3)	1.6	1.8

Net revenues	824,344	737,822	11.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	480,701	430,432	11.7	58.3	58.3
Occupancy and equipment rental	48,244	47,466	1.6	5.8	6.4
Communication and office supplies	27,840	27,343	1.8	3.4	3.7
Commissions and floor brokerage	11,637	10,276	13.3	1.4	1.4
Other operating expenses	35,371	24,372	45.1	4.3	3.4

Total non-interest expenses	603,793	539,889	11.8	73.2	73.2

Income before income taxes	$220,551	$197,933	11.4	26.8%	26.8%

NET REVENUES

For the three months ended September 30, 2013, Global Wealth Management net revenues increased 9.5% to $274.7 million from $250.9 million for the comparable period in 2012. For the nine months ended September 30, 2013, Global Wealth Management net revenues increased 11.7% to $824.3 million from $737.8 million for the comparable period in 2012. The increase in net revenues for the three and nine months ended September 30, 2013 over the comparable periods in 2012 is attributable to an increase in commission revenues; growth in asset management and service fees as a result of an increase in assets under management through market performance and increase in client assets; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank.

Commissions – For the three months ended September 30, 2013, commission revenues increased 11.2% to $99.4 million from $89.4 million in the comparable period in 2012. For the nine months ended September 30, 2013, commission revenues increased 13.9% to $306.1 million from $268.8 million in the comparable period in 2012. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended September 30, 2013, principal transactions revenues increased 1.1% to $58.7 million from $58.0 million in the comparable period in 2012. For the nine months ended September 30, 2013, principal transactions revenues decreased 0.1% to $171.3 million from $171.5 million in the comparable period in 2012. The increase from the second quarter of 2012 is primarily attributable to higher trading volumes.

Asset management and service fees – For the three months ended September 30, 2013, asset management and service fees increased 21.9% to $76.7 million from $62.9 million in the comparable period in 2012. For the nine months ended September 30, 2013, asset management and service fees increased 17.5% to $221.6 million from $188.6 million in the comparable period in 2012. The increase is primarily a result of an increase in investment advisory revenues. The value of assets in fee-based accounts increased 6.8% from September 30, 2012, of which 44.0% is attributable to net inflows and 56.0% is attributable to market appreciation. Fee-based account revenues for the three months ended September 30, 2013 are billed in arrears based on values as of June 30, 2013.

The following table summarizes the changes in our assets in fee-based accounts for the three months ended June 30, 2013 (in thousands):

Assets in fee-based accounts:
Balance at March 31, 2013	$21,594,072
Inflows	1,178,517
Market appreciation	1,501,739

Balance at June 30, 2013	$24,274,328

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 29.4% to $9.4 million for the three months ended September 30, 2013 from $13.3 million during the comparable period in 2012. For the nine months ended September 30, 2013, investment banking revenues increased 5.1% to $35.8 million from $34.1 million during the comparable period in 2012. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Interest revenue – For the three months ended September 30, 2013, interest revenue increased 29.5% to $31.8 million from $24.6 million in the comparable period in 2012. For the nine months ended September 30, 2013, interest revenue increased 21.1% to $86.6 million from $71.6 million in the comparable period in 2012. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in interest revenues.

Other income – For the three months ended September 30, 2013, other income decreased 43.2% to $2.9 million from $5.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, other income decreased 4.5% to $15.9 million from $16.7 million during the comparable period in 2012. The decrease is primarily attributable to a decrease in investment gains on our private equity investments and a decrease in mortgage fees due to the decrease in loan originations at Stifel Bank.

Interest expense – For the three months ended September 30, 2013, interest expense increased 80.5% to $4.2 million from $2.3 million during the comparable period in 2012. For the nine months ended September 30, 2013, interest expense decreased 3.3% to $13.0 million from $13.4 million during the comparable period in 2012. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in interest expenses.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$192,726	$119	0.74%	$143,971	$90	0.25%
State and political subdivisions:
Taxable	115,839	789	2.72	118,530	1,084	3.66
Non-taxable (1)	78,982	460	2.33	4,131	29	2.81
Mortgage-backed securities	1,485,051	9,333	2.51	800,351	4,723	2.36
Corporate bonds	573,233	3,166	2.21	544,489	2,990	2.20
Asset-backed securities	751,821	3,766	2.00	540,186	2,892	2.14
Federal Home Loan Bank (“FHLB”) and other capital stock	4,560	6	0.53	3,202	6	0.75
Loans (2)	1,138,207	8,325	2.93	740,841	6,016	3.25
Loans held for sale	56,171	494	3.51	144,951	1,313	3.62

Total interest-earning assets (3)	$4,396,590	$26,458	2.41%	$3,040,652	$19,143	2.52%
Cash and due from banks	2,910			6,274
Other non interest-earning assets	24,772			93,128

Total assets	$4,424,272			$3,140,054

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,065,173	$2,623	0.26%	$2,774,312	$3,572	0.52%
Demand deposits	65,731	9	0.05	49,356	14	0.11
Time deposits	639	3	2.17	1,583	12	3.03
Savings	51	—	0.04	5,963	1	0.07
FHLB advances	1,087	1	0.32	4,330	7	0.65

Total interest-bearing liabilities (3)	$4,132,681	$2,636	0.25%	$2,835,544	3,606	0.51%
Non interest-bearing deposits	7,604			21,200
Other non interest-bearing liabilities	2,664			44,754

Total liabilities	4,142,949			2,901,498
Stockholders’ equity	281,323			238,556

Total liabilities and stockholders’ equity	$4,424,272			$3,140,054

Net interest margin		$23,822	2.17%		$15,537	2.04%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$253,678	$490	0.26%	$144,571	$259	0.24%
State and political subdivisions:
Taxable	122,539	3,238	3.52	115,300	3,361	3.89
Non-taxable (1)	73,773	1,277	2.31	3,091	70	3.02
Mortgage-backed securities	1,184,041	19,555	2.20	743,308	15,554	2.79
Corporate bonds	550,349	9,113	2.21	515,747	9,083	2.35
Asset-backed securities	704,145	10,863	2.06	363,536	5,589	2.05
FHLB and other capital stock	4,092	18	0.59	2,836	34	1.60
Loans (2)	1,030,210	24,059	3.11	698,976	17,339	3.31
Loans held for sale	97,409	2,430	3.33	129,736	3,416	3.51

Total interest-earning assets (3)	$4,020,236	$71,043	2.36%	$2,717,101	$54,705	2.68%
Cash and due from banks	9,405			6,320
Other non interest-earning assets	60,146			71,315

Total assets	$4,089,787			$2,794,736

Liabilities and stockholders’ equity:
Deposits:
Money market	$3,700,584	$8,312	0.30%	$2,469,836	$11,852	0.64%
Demand deposits	63,005	27	0.06	42,827	50	0.16
Time deposits	635	11	2.24	1,686	36	2.85
Savings	49	—	0.05	5,876	2	0.07
FHLB advances	5,824	15	0.34	3,953	11	0.37

Total interest-bearing liabilities (3)	$3,770,097	$8,365	0.30%	$2,524,178	11,951	0.63%
Non interest-bearing deposits	12,237			21,068
Other non interest-bearing liabilities	25,432			41,349

Total liabilities	3,807,766			2,586,595
Stockholders’ equity	282,021			208,141

Total liabilities and stockholders’ equity	$4,089,787			$2,794,736

Net interest margin		$62,678	2.08%		$42,754	2.10%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$30	$(1)	$29	$59	$172	$231
State and political subdivisions:
Taxable	(24)	(271)	(295)	(4)	(119)	(123)
Non-taxable	436	(5)	431	1,142	65	1,207
Mortgage-backed securities	2,326	2,284	4,610	40,351	(36,350)	4,001
Corporate bonds	163	13	176	1	29	30
Asset-backed securities	1,043	(169)	874	1,677	3,597	5,274
FHLB and other capital stock	8	(8)	—	(31)	15	(16)
Loans	6,000	(3,691)	2,309	27,273	(20,553)	6,720
Loans held for sale	(534)	(285)	(819)	(2,117)	1,131	986

	$9,448	$(2,133)	$7,315	$68,351	$(52,013)	$16,338

Interest expense:
Deposits:
Money market	$6,745	$(7,694)	$(949)	$22,693	$(26,233)	$(3,540)
Demand deposits	19	(24)	(5)	99	(122)	(23)
Time deposits	(4)	(5)	(9)	(19)	(6)	(25)
Savings	—	(1)	(1)	(2)	—	(2)
FHLB advances	52	(58)	(6)	15	(11)	4

	$6,812	$(7,782)	$(970)	$22,786	$(26,372)	$(3,586)

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

For the three months ended September 30, 2013, interest revenue of $26.5 million was generated from average interest-earning assets of $4.4 billion at an average interest rate of 2.41%. Interest revenue of $19.1 million for the comparable period in 2012 was generated from average interest-earning assets of $3.0 billion at an average interest rate of 2.52%.

For the nine months ended September 30, 2013, interest revenue of $71.0 million was generated from average interest-earning assets of $4.0 billion at an average interest rate of 2.36%. Interest revenue of $54.7 million for the comparable period in 2012 was generated from average interest-earning assets of $2.7 billion at a average interest rate of 2.68%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense primarily represents interest on customer money market accounts. The average balance of interest-bearing liabilities during the three months ended September 30, 2013 was $4.1 billion at a average interest rate of 0.25%. The average balance of interest-bearing liabilities for the comparable period in 2012 was $2.8 billion at a average interest rate of 0.51%. The weighted average balance of interest-bearing liabilities during the nine months ended September 30, 2013 was $3.8 billion at a weighted average interest rate of 0.89%. The weighted average balance of interest-bearing liabilities for the comparable period in 2012 was $2.5 billion at a weighted average interest rate of 0.63%.

The growth in Stifel Bank has been primarily driven by the growth in money market deposits associated with brokerage customers of Stifel Nicolaus. At September 30, 2013, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.2 billion compared to $2.9 billion at September 30, 2012.

See “Net Interest Income – Stifel Bank” tables above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended September 30, 2013, Global Wealth Management non-interest expenses increased 10.7% to $202.5 million from $182.9 million for the comparable period in 2012. For the nine months ended September 30, 2013, Global Wealth Management non-interest expenses increased 11.8% to $603.8 million from $539.9 million for the comparable period in 2012.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of September 30, 2013, we have 316 branch offices compared to 306 at September 30, 2012. In addition, since September 30, 2012, we have added 344 revenue producers and support staff.

Compensation and benefits – For the three months ended September 30, 2013, compensation and benefits expense increased 9.2% to $159.9 million from $146.5 million during the comparable period in 2012. For the nine months ended September 30, 2013, compensation and benefits expense increased 11.7% to $480.7 million from $430.4 million during the comparable period in 2012. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 58.2% and 58.3% for the three and nine months ended September 30, 2013, respectively, compared to 58.4% and 58.3% for the three and nine months ended September 30, 2012, respectively.

Compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $16.3 million (5.9% of net revenues) and $48.6 million (5.9% of net revenues) for the three and nine months ended September 30, 2013, compared to $15.6 million (6.2% of net revenues) and $46.1 million (6.2% of net revenues) for the three and nine months ended September 30, 2012. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended September 30, 2013, occupancy and equipment rental expense increased 5.9% to $16.5 million from $15.6 million during the comparable period in 2012. For the nine months ended September 30, 2013, occupancy and equipment rental expense increased 1.6% to $48.2 million from $47.5 million during the comparable period in 2012.

Communications and office supplies – For the three months ended September 30, 2013, communications and office supplies expense increased 0.9% to $9.6 million from $9.5 million during the comparable period in 2012. For the nine months ended September 30, 2013, communications and office supplies expense increased 1.8% to $27.8 million from $27.3 million during the comparable period in 2012. The increase is attributable to an increase in financial advisors.

Commissions and floor brokerage – For the three months ended September 30, 2013, commissions and floor brokerage expense increased 19.3% to $4.0 million from $3.3 million during the comparable period in 2012. For the nine months ended September 30, 2013, commissions and floor brokerage expense increased 13.3% to $11.6 million from $10.3 million during the comparable period in 2012. The increase is primarily attributable to an increase in trading activity.

Other operating expenses – For the three months ended September 30, 2013, other operating expenses increased 56.4% to $12.5 million from $8.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, other operating expenses increased 45.1% to $35.4 million from $24.4 million during the comparable period in 2012. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2013, income before income taxes increased 6.0% to $72.1 million from $68.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, income before income taxes increased 11.4% to $220.6 million from $197.9 million during the comparable period in 2012. Profit margins (income before income taxes as a percentage of net revenues) for the three months ended September 30, 2013 were negatively impacted by an increase in other operating expenses offset by revenue growth.

Results of Operations – Institutional Group

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$46,410	$36,119	28.5	22.6%	21.9%
Principal transactions	63,925	44,447	43.8	31.2	27.0
Capital raising	44,270	31,247	41.7	21.6	19.0
Advisory	39,186	27,180	44.2	19.1	16.5

Investment banking	83,456	58,427	42.8	40.7	35.5
Interest	6,985	1,507	363.7	3.4	0.9
Other income	7,895	25,652	*	3.8	15.6

Total revenues	208,671	166,152	25.6	101.7	100.9
Interest expense	3,539	1,541	129.6	1.7	0.9

Net revenues	205,132	164,611	24.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	119,874	102,148	17.4	58.4	62.1
Occupancy and equipment rental	12,609	5,982	110.8	6.2	3.6
Communication and office supplies	12,777	7,007	82.3	6.2	4.3
Commissions and floor brokerage	6,188	4,522	36.9	3.0	2.8
Other operating expenses	18,698	11,751	59.1	9.1	7.1

Total non-interest expenses	170,146	131,410	29.5	82.9	79.9

Income before income taxes	$34,986	$33,201	5.4	17.1%	20.1%

*	Percentage is not meaningful.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012
Revenues:
Commissions	$140,409	$101,280	38.6	23.6%	22.8%
Principal transactions	169,875	139,954	21.4	28.6	31.5
Capital raising	139,420	105,339	32.5	23.5	23.7
Advisory	113,947	68,902	65.4	19.2	15.5

Investment banking	253,367	174,241	45.5	42.7	39.2
Interest	15,036	6,228	141.4	2.5	1.4
Other income	24,398	26,405	(7.6)	4.2	6.0

Total revenues	603,085	448,108	34.6	101.6	100.9
Interest expense	9,210	4,147	122.1	1.6	0.9

Net revenues	593,875	443,961	33.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	359.091	275,159	30.5	60.5	62.0
Occupancy and equipment rental	34,144	18,731	82.3	5.7	4.2
Communication and office supplies	35,385	23,383	51.3	5.9	5.3
Commissions and floor brokerage	17,140	12,064	42.1	2.9	2.7
Other operating expenses	53,817	34,815	54.6	9.1	7.8

Total non-interest expenses	499,577	364,152	37.2	84.1	82.0

Income before income taxes	$94,298	$79,809	18.2	15.9%	18.0%

NET REVENUES

For the three months ended September 30, 2013, Institutional Group net revenues from continuing operations increased 24.6% to $205.1 million from $164.6 million for the comparable period in 2012. For the nine months ended September 30, 2013, Institutional Group net revenues from continuing operations increased 33.8% to $593.9 million from $444.0 million for the comparable period in 2012. The increase in net revenues for the three and nine months ended September 30, 2012 over the comparable periods in 2012 is primarily attributable to an increase in advisory fees; higher equity institutional brokerage revenues; an increase in equity capital raising revenues; and higher fixed income institutional brokerage revenues. The increase for the nine months ended September 30, 2013 over the comparable period in 2012 is also attributable to the gains recognized on our investment in Knight Capital Group. The increases are also attributable to our acquisitions of the Knight Capital Fixed Income business, which was completed on July 1, 2013, KBW, Inc., which was completed on February 15, 2013, and Miller Buckfire, which was completed on December 20, 2012.

Commissions – For the three months ended September 30, 2013, commission revenues increased 28.5% to $46.4 million from $36.1 million in the comparable period in 2012. For the nine months ended September 30, 2013, commission revenues increased 38.6% to $140.4 million from $101.3 million in the comparable period in 2012.

Principal transactions – For the three months ended September 30, 2013, principal transactions revenues increased 43.8% to $63.9 million from $44.4 million in the comparable period in 2012. For the nine months ended September 30, 2013, principal transactions revenues increased 21.4% to $169.9 million from $140.0 million in the comparable period in 2012.

For the three months ended September 30, 2013, equity institutional brokerage revenues increased 67.7% to $58.7 million from $35.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, equity institutional brokerage revenues increased 52.9% to $172.2 million from $112.6 million during the comparable period in 2012. The increase is primarily attributable to an increase in trading activity as a result of market volatility.

For the three months ended September 30, 2013, fixed income institutional brokerage revenues increased 13.4% to $51.7 million from $45.6 million during the comparable period in 2012. For the nine months ended September 30, 2013, fixed income institutional brokerage revenues increased 7.4% to $138.1 million from $128.6 million during the comparable period in 2012. The increase is primarily attributable to an increase in fixed income trading volumes over the comparable period in 2012.

Investment banking – For the three months ended September 30, 2013, investment banking revenues increased 42.8% to $83.5 million from $59.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, investment banking revenues increased 42.7% to $253.4 million from $174.2 million during the comparable period in 2012. The increase is attributable to an increase in advisory fee revenues over the comparable period in 2012. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire, offset by sluggish equity capital market conditions.

For the three months ended September 30, 2013, capital raising revenues increased 41.7% to $44.3 million from $31.2 million during the comparable period in 2012. For the nine months ended September 30, 2013, capital raising revenues increased 32.4% to $139.4 million from $105.3 million during the comparable period in 2012.

For the three months ended September 30, 2013, equity capital raising revenues increased 87.9% to $30.7 million from $16.4 million during the comparable period in 2012. For the nine months ended September 30, 2013, equity capital raising revenues increased 48.0% to $96.0 million from $64.8 million during the comparable period in 2012. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2012.

For the three months ended September 30, 2013, fixed income capital raising revenues decreased 9.1% to $13.5 million from $14.9 million during the comparable period in 2012. For the nine months ended September 30, 2013, fixed income capital raising revenues increased 7.3% to $43.4 million from $40.5 million during the comparable period in 2012. The increase for the nine months ended September 30, 2013 over the comparable period in 2012 is primarily attributable to an increase in the municipal bond origination business.

For the three months ended September 30, 2013, strategic advisory fees increased 44.2% to $39.2 million from $27.2 million in the comparable period in 2012. For the nine months ended September 30, 2013, strategic advisory fees increased 65.4% to $113.9 million from $68.9 million in the comparable period in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2012.

Other income – For the three months ended September 30, 2013, other income decreased $17.8 million to $7.9 million from $25.7 million in the comparable period in 2012. For the nine months ended September 30, 2013, other income decreased 7.6% to $24.4 million from $26.4 million in the comparable period in 2012. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during the third quarter of 2012, offset by gains recorded on the sale of certain aircraft and lease revenue from the operations of East Shore Aircraft LLC.

NON-INTEREST EXPENSES

For the three months ended September 30, 2013, Institutional Group non-interest expenses from continuing operations increased 29.5% to $170.1 million from $131.4 million during the comparable period in 2012. For the nine months ended September 30, 2013, Institutional Group non-interest expenses from continuing operations increased 37.2% to $499.6 million from $364.2 million during the comparable period in 2012.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 599 revenue producers and support staff since September 30, 2012, including 483 from our acquisitions of the Knight Capital Fixed Income business, KBW, Inc. and Miller Buckfire.

Compensation and benefits – For the three months ended September 30, 2013, compensation and benefits expense increased 17.4% to $119.9 million from $102.1 million during the comparable period in 2012. For the nine months ended September 30, 2013, compensation and benefits expense increased 30.5% to $359.1 million from $275.2 million during the comparable period in 2012. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 58.4% and 60.5% for the three and nine months ended September 30, 2013, respectively, compared to 62.1% and 62.0% for the three and nine months ended September 30, 2012, respectively.

Occupancy and equipment rental – For the three months ended September 30, 2013, occupancy and equipment rental expense increased 110.8% to $12.6 million from $6.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, occupancy and equipment rental expense increased 82.3% to $34.1 million from $18.7 million during the comparable period in 2012. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended September 30, 2013, communications and office supplies expense increased 82.3% to $12.8 million from $7.0 million during the comparable period in 2012. For the nine months ended September 30, 2013, communications and office supplies expense increased 51.3% to $35.4 million from $23.4 million during the comparable period in 2012. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the three months ended September 30, 2013, commissions and floor brokerage expense increased 36.9% to $6.2 million from $4.5 million during the comparable period in 2012. For the nine months ended September 30, 2013, commissions and floor brokerage expense increased 42.1% to $17.1 million from $12.1 million during the comparable period in 2012. The increase is primarily attributable to an increase in trading activity.

Other operating expenses – For the three months ended September 30, 2013, other operating expenses increased 59.1% to $18.7 million from $11.8 million during the comparable period in 2012. For the nine months ended September 30, 2013, other operating expenses increased 54.6% to $53.8 million from $34.8 million during the comparable period in 2012. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, dues and subscriptions, and legal expenses resulting from our acquisitions.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2013, income before income taxes for the Institutional Group segment increased 5.4% to $35.0 million from $33.2 million during the comparable period in 2012. For the nine months ended September 30, 2013, income before income taxes for the Institutional Group segment increased 18.2% to $94.3 million from $79.8 million during the comparable period in 2012. Profit margins (income before income taxes as a percentage of net revenues) for the three and nine months ended September 30, 2013 were negatively impacted by an increase in non-compensation operating expenses.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues	$(1,162)	$(1,368)	(15.1)	$(7,298)	$1,047	*
Non-interest expenses:
Compensation and benefits	46,198	15,857	191.3	118,387	46,400	155.1
Other operating expenses	28,746	22,822	26.0	81,923	62,993	30.0

Total non-interest expenses	74,944	38,679	93.8	200,310	109,393	83.1

Loss before income taxes	$(76,106)	$(40,047)	90.0	$(207,608)	$(108,346)	91.6

*	Percentage not meaningful.

Net revenues – For the three month period ended September 30, 2013, net revenues decreased 15.1% from the comparable period in 2012. For the nine month period ended September 30, 2013, net revenues decreased $8.3 million from the comparable period in 2012. Net revenues for the three and nine months ended September 30, 2013 was negatively impacted by the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes, offset by an increase in investment gains over the comparable periods in 2013.

Compensation and benefits – For the three months ended September 30, 2013, compensation and benefits expense increased 191.3% to $46.2 million from $15.9 million during the comparable period in 2012. For the nine months ended September 30, 2013, compensation and benefits expense increased 155.1% to $118.4 million from $46.4 million during the comparable period in 2012. The increase is principally due to the following: 1) an increase in fixed compensation for the additional administrative support staff; and 2) the expensing of stock awards issued as retention as part of the acquisitions of the Knight Capital Fixed Income business and KBW, Inc.

On the respective closing dates of the acquisitions of the Knight Capital Fixed Income business and KBW, Inc., we granted restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant. The expensing of the awards resulted in a non-cash charge (pre-tax) during the three and nine months ended September 30, 2013 of $18.7 million and $49.3 million, respectively.

Other operating expenses – For the three months ended September 30, 2013, other operating expenses increased 26.0% to $28.7 million from $22.8 million during the comparable period in 2012. For the nine months ended September 30, 2013, other operating expenses increased 30.0% to $81.9 million from $63.0 million during the comparable period in 2012. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our acquisitions of the Knight Capital Fixed Income business, KBW, Inc., and Miller Buckfire.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of September 30, 2013, our total assets increased 25.0% to $8.7 billion from $7.0 billion at December 31, 2012. The increase is primarily attributable to (1) the recognition of goodwill associated with our acquisition of KBW, Inc.: and increases in (2) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and (5) bank loans. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of September 30, 2013, our liabilities were comprised primarily of short-term borrowings of $133.1 million, senior notes of $325.0 million, non-recourse debt of $32.1 million, trust preferred securities of $82.5 million, deposits of $4.2 billion at Stifel Bank, and payables to customers of $333.9 million at our broker-dealer subsidiaries, as well as accounts payable, accrued expenses, and accrued employee compensation of $536.2 million. To meet our obligations to clients and operating needs, we had $649.2 million in cash and cash equivalents at September 30, 2013. We also had client brokerage receivables of $523.5 million at Stifel Nicolaus and $1.14 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $245.3 million to $649.2 million at September 30, 2013, from $403.9 million at December 31, 2012. Operating activities provided $433.1 million of cash primarily due to the net effect of non-cash items, net income recognized during the first nine months of 2013, and an increase in operating liabilities, offset by an decrease in operating assets. Investing activities used cash of $1.13 billion due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, the acquisition of KBW, Inc., and fixed asset purchases, offset by proceeds from the maturity of available-for-sale securities, and sale of investments. Financing activities provided cash of $943.6 million principally due to an increase in affiliated deposits, offset by repayments of our short-term borrowings and repurchases of our common stock.

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

As of September 30, 2013, we had $8.0 billion in assets, $5.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	September 30, 2013	December 31, 2012	Avg. Conversion
Cash and cash equivalents	$649,244	$403,941
Receivables from brokers, dealers, and clearing organizations	547,636	276,224	3 days
Securities purchased under agreements to resell	168,182	158,695	1 day
Trading securities owned at fair value	846,855	763,025	5 days
Available-for-sale securities at fair value	1,231,571	1,625,168	3 days
Held-to-maturity securities at amortized cost	1,723,482	708,008	10 days
Investments	127,154	192,686	5 days

Total cash and assets readily convertible to cash	$5,294,124	$4,127,747

As of September 30, 2013 and December 31, 2012, the amount of collateral by asset class is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$51,464	$—	$45,929	$—
Trading securities owned at fair value	255,451	648,111	140,346	607,586
Available-for-sale securities at fair value	—	539,900	—	613,795
Investments	—	54,403	—	63,430

	$306,855	$1,242,414	$186,275	$1,284,811

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At September 30, 2013, available cash and highly liquid investments comprised 50.1% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At September 30, 2013, we have $144.4 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

In connection with discontinuing the business operations of SN Canada during the current quarter, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference). This tax benefit will be used to offset future federal tax payments to the extent we have taxable income or applied against tax payments due for those years in which our Federal tax return has not been filed.

Cash and Cash Equivalents. We held $649.2 million of cash and cash equivalents at September 30, 2013, compared to $403.9 million at December 31, 2012. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.2 billion in available-for-sale investment securities at September 30, 2013, compared to $1.6 billion at December 31, 2012. As of September 30, 2013, the weighted average life of the investment securities portfolio was 4.0 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements. During the third quarter of 2013, we transferred $1.1 billion of mortgage-backed securities from our available-for-sale portfolio to the held-to-maturity category reflecting our company’s intent to hold those securities to maturity.

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

As of September 30, 2013, we had $4.2 billion in deposits compared to $3.3 billion at December 31, 2012. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at September 30, 2013 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $561.2 million during the nine months ended September 30, 2013. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at September 30, 2013 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At September 30, 2013, we had no advances on our revolving credit facility and were in compliance with all covenants.

At September 30, 2013, short-term borrowings from banks were $133.1 million at an average rate of 1.11%, which were collateralized by company-owned securities valued at $411.8 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $246.8 million and $151.3 million for the three months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.33% and 1.15%, respectively. The average bank borrowing was $290.4 million and $201.0 million for the nine months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 1.28% and 1.15%, respectively.

At September 30, 2013 and December 31, 2012, Stifel Nicolaus had a stock loan balance of $169.3 million and $19.2 million, respectively, at average daily interest rates of 0.33% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $120.7 million and $150.6 million during the three months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.23% and 0.14%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $89.0 million and $150.0 million during the nine months ended September 30, 2013 and 2012, respectively, at average daily effective interest rates of 0.16% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at September 30, 2013 consisted of a $100.0 million committed revolving credit facility. The credit facility expires in December 2013. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

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

At September 30, 2013, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $544.2 million at September 30, 2013, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $4.2 billion at September 30, 2013.

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

Non-Recourse Debt. On December 17, 2012, we issued $60.0 million principal in non-recourse debt for the purpose of acquiring East Shore Aircraft LLC. Interest on the non-recourse debt is payable monthly. We are required to redeem some of the non-recourse debt as each aircraft is sold at the various lease expiration dates. We will collect 100% of the monthly lease payments with approximately 65% allocated to pay interest first then principal on non-recourse debt. In addition, as each aircraft is sold at the various lease expiration dates a portion of the proceeds will be applied to the principal balance of the non-recourse debt. The remaining principal due on our non-recourse debt at September 30, 2013 was $32.1 million. The principal was paid down through the sale of certain aircraft during the three months ended September 30, 2013.

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

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At September 30, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 3 years. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $41.9 million in the form of upfront notes to financial advisors for transition pay during the period from January 1, 2013 through October 31, 2013. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining three months of 2013 and the years ended December 31, 2014, 2015, 2016, 2017, and thereafter are $15.1 million, $50.4 million, $40.6 million, $30.1 million, $18.6 million and $29.7 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At September 30, 2013, the total number of stock units outstanding was 17.9 million, of which 9.2 million were unvested. At September 30, 2013, there was unrecognized compensation cost for stock units of $253.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining three months of 2013 and the years ended December 31, 2014, 2015, 2016, 2017, and thereafter are $12.5 million, $59.4 million, $58.2 million, $45.9 million, $33.9 million and $43.4 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At September 30, 2013, Stifel Nicolaus had net capital of $396.3 million, which was 63.2% of aggregate debit items and $383.8 million in excess of its minimum required net capital. At September 30, 2013, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At September 30, 2013, SNEL’s and KBW Limited’s net capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At September 30, 2013, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At September 30, 2013, Level 3 assets for which we bear economic exposure were $252.3 million or 10.3% of the total assets measured at fair value. During the three months ended September 30, 2013, we recorded purchases of $2.5 million, sales and redemptions of $15.5 million and net transfers out of Level 3 assets of $1.0 million. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $4.2 million. During the nine months ended September 30, 2013, we recorded purchases of $76.7 million, sales and redemptions of $40.9 million, and net transfers out of Level 3 assets of $0.8 million. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $10.4 million.

At September 30, 2013, Level 3 assets included the following: $144.4 million of auction rate securities and $107.9 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At September 30, 2013, we had commitments to invest in affiliated and unaffiliated investment partnerships of $12.6 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

In connection with discontinuing the business operations of SN Canada during the current quarter, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At September 30, 2013, we had goodwill of $742.7 million and intangible assets of $28.1 million.

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

We test goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. We test for impairment at the reporting unit level, which is generally at the level of or one level below our company’s business segments. For both the annual and interim tests, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair values of the reporting units are derived based on valuation techniques we believe market participants would use for each of the reporting units. Our annual goodwill impairment testing was completed as of July 31, 2013, with no impairment identified.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the nine months ended September 30, 2013, and the daily VaR at September 30, 2013 and December 31, 2012 (in thousands):

	Nine Months Ended September 30, 2013			VAR Calculation at
	High	Low	Daily Average	September 30, 2013	December 31, 2012
Daily VaR	$11,863	$2,574	$5,953	$2,574	$4,653

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

The following table illustrates the estimated change in net interest margin at September 30, 2013, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	14.9%
+100	4.9%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at September 30, 2013 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,138,919	$218,938	$912,959	$690,820
Securities	919,474	216,546	16,106	16,411
Interest-bearing cash	349,137	—	—	—

	$2,407,530	$435,484	$929,065	$707,231

Interest-bearing liabilities:
Transaction accounts and savings	$362,810	$249,811	$1,712,225	$1,904,723
Certificates of deposit	265	95	280	—
Borrowings	—	—	—	16,792

	$363,075	$249,906	$1,712,505	$1,921,515

GAP	2,044,455	185,578	(783,440)	(1,214,284)

Cumulative GAP	$2,044,455	$2,230,033	$1,446,593	$232,309

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At September 30, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.1 billion and the fair value of the collateral that had been sold or repledged was $255.5 million.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel Nicolaus, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel Nicolaus in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, and our company and Stifel Nicolaus for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company and Stifel Nicolaus for civil conspiracy and conspiracy to injure its business based upon the settlement by our company and Stifel Nicolaus with the school districts and pursuit of claims against the RBC entities. We moved to dismiss RBC’s claims against us that are based on the settlement agreement with the school districts. The Motion to Dismiss was denied by the court, and we have filed our Answer to RBC’s claims and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel Nicolaus, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that may be resolved by those courts or by the Federal Court in the Federal Action described below. We filed a Motion to Dismiss the Tribal Court action, which was denied on August 27, 2013, and we have filed our Answer to the lawsuit in the Tribal Court. On April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel Nicolaus brought by Saybrook in the state court action. That Motion was denied by the State Court on October 15, 2013, and we will file our Answer to the state court Complaint in early November. On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC (the “Tribal Parties”) have filed a motion to dismiss or stay the Federal Action. The Tribal Parties’ motion to dismiss or stay was denied on October 29, 2013. The court in the Federal Action has scheduled a hearing on our motion for preliminary injunction for November 26, 2013. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Orielles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel Nicolaus in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Discovery is now beginning in the Federal Action, and a court trial is scheduled for June 23, 2014 to determine whether the Tribal Court has jurisdiction over the claims brought by the Tribe. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2013. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2013.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At September 30, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

ITEM 6. EXHIBITS

Exhibit No.	Description

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: November 12, 2013