Form 10-K
period 2013-12-31
STIFEL FINANCIAL CORP
filed 2014-03-03
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.15 par value per share, held by non-affiliates of the registrant as of the close of business on June 30, 2013, was $2.4 billion.1

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on February 14, 2014, was 65,207,793.

[1]	In determining this amount, the registrant assumed that the executive officers and directors of the registrant are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders, to be filed within 120 days of our fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof.

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

ITEM 1. BUSINESS

Stifel Financial Corp. is a Delaware corporation and a financial holding company headquartered in St. Louis. We were organized in 1983. Our principal subsidiary is Stifel, Nicolaus & Company, Incorporated (“Stifel”), a full-service retail and institutional brokerage and investment banking firm. Stifel is the successor to a partnership founded in 1890. Our other subsidiaries include Century Securities Associates, Inc. (“CSA”), an independent contractor broker-dealer firm; Keefe, Bruyette & Woods, Inc. (“KBW”), and Miller Buckfire, broker-dealer firms; Stifel Nicolaus Europe Limited (“SNEL”) and Keefe, Bruyette & Woods Limited (“KBW Limited”), our European subsidiaries; Stifel Bank & Trust (“Stifel Bank”), a retail and commercial bank; and Stifel Trust Company, N.A. (“Stifel Trust”). Unless the context requires otherwise, the terms “our company,” “we,” and “our,” as used herein, refer to Stifel Financial Corp. and its subsidiaries.

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

We have grown our business both organically and through opportunistic acquisitions. Over the past several years, we have grown substantially, primarily by completing and successfully integrating a number of acquisitions, including our acquisition of the capital markets business of Legg Mason (“LM Capital Markets”) from Citigroup in December 2005 and the following acquisitions:

•	Ryan Beck Holdings, Inc. (“Ryan Beck”) and its wholly owned broker-dealer subsidiary, Ryan Beck & Company, Inc. – On February 28, 2007, we closed on the acquisition of Ryan Beck, a full-service brokerage and investment banking firm with a strong private client focus, from BankAtlantic Bancorp, Inc.

•	First Service Financial Company (“First Service”) and its wholly owned subsidiary, FirstService Bank – On April 2, 2007, we completed our acquisition of First Service, and its wholly owned subsidiary FirstService Bank, a St. Louis-based Missouri commercial bank. Upon consummation of the acquisition, we became a bank holding company and a financial holding company, subject to the supervision and regulation of The Board of Governors of the Federal Reserve System. Also, FirstService Bank converted its charter from a Missouri bank to a Missouri trust company and changed its name to “Stifel Bank & Trust.”

•	Butler, Wick & Co., Inc. (“Butler Wick”) – On December 31, 2008, we closed on the acquisition of Butler Wick, a privately held broker-dealer which specialized in providing financial advice to individuals, municipalities, and corporate clients.

•	UBS Financial Services Inc. (“UBS”) – During the third and fourth quarters of 2009, we acquired 56 branches from the UBS Wealth Management Americas branch network.

•	Thomas Weisel Partners Group, Inc. (“TWPG”) – On July 1, 2010, we acquired TWPG, an investment bank focused principally on the growth sectors of the economy, including technology and health care. This acquisition expanded our investment banking presence on the west coast of the United States.

•	Stone & Youngberg LLC (“Stone & Youngberg”) – On October 1, 2011, we acquired Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. Stone & Youngberg’s comprehensive institutional group expanded our public finance, institutional sales and trading and bond underwriting, particularly in the Arizona and California markets, and expanded our Private Client Group.

•	Miller Buckfire & Co. LLC (“Miller Buckfire”) – On December 20, 2012, we acquired Miller Buckfire, an investment banking firm. Miller Buckfire provides a full range of investment banking advisory services, including financial restructuring, mergers and acquisitions, and debt and equity placements.

•	KBW, Inc. (“KBW”) – On February 15, 2013, we acquired KBW, a leading independent authority in the banking, insurance, brokerage, asset management, mortgage banking, real estate, and specialty finance sectors. KBW maintained industry-leading positions in research, corporate finance, mergers and acquisitions, as well as sales and trading in equities and debt securities of financial services companies.

•	Acacia Federal Savings Bank (“Acacia Federal”) – On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank, a one-branch community bank with approximately $514.4 million in total assets. Established in 1985, Acacia Federal is a federally chartered savings institution located in Falls Church, Virginia. Over 80% of Acacia Federal’s loan portfolio is originated single-family residential mortgages.

•	Ziegler Lotsoff Capital Management, LLC (“ZLCM”) – On November 30, 2013, we acquired ZLCM, an asset management firm that provides investment solutions for institutions, mutual fund sub-advisory clients, municipalities, pension plans, Taft-Hartley plans, and individual investors.

Business Segments

We operate in the following segments: Global Wealth Management, Institutional Group, and Other. For a discussion of the financial results of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

Narrative description of business

As of December 31, 2013, we employed 5,862 associates, including 2,077 financial advisors, of which 143 are independent contractors. As of December 31, 2013, through our broker-dealer subsidiaries, we provide securities-related financial services to approximately 1.5 million client accounts of customers from the United States, Canada, and Europe. Our customers include individuals, corporations, municipalities, and institutions. Although we have customers throughout the United States, our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. No single client accounts for a material percentage of any segment of our business. Our inventory, which we believe is of modest size and intended to turn over quickly, exists to facilitate order flow and support the investment strategies of our clients. Although we do not engage in significant proprietary trading for our own account, the inventory of securities held to facilitate customer trades and our market-making activities are sensitive to market movements. Furthermore, our balance sheet is highly liquid, without material holdings of securities that are difficult to value or remarket. We believe that our broad platform, fee-based revenues, and strong distribution network position us well to take advantage of current trends within the financial services sector.

GLOBAL WEALTH MANAGEMENT

We provide securities transaction, brokerage, and investment services to our clients through the consolidated Stifel branch system and through CSA. We have made significant investments in personnel and technology to grow the Private Client Group over the past ten years.

Consolidated Stifel Branch System

At December 31, 2013, the Private Client Group had a network of 1,934 financial advisors located in 316 branch offices in 45 states and the District of Columbia. In addition, we have 143 independent contractors.

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

Our independent contractors provide the same types of financial products and services to its private clients as does Stifel. Under their contractual arrangements, these independent contractors may also provide accounting services, real estate brokerage, insurance, or other business activities for their own account. However, all securities transactions must be transacted through CSA. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses. CSA is an introducing broker-dealer and, as such, clears its transactions through Stifel.

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

We offer securities-based lending through Stifel Bank, which allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying marketable securities or refinancing margin debt. We establish approved lines and advance rates against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of securities-based lending are the amount of the loan, the degree of concentrated or restricted positions, and the overall evaluation of the portfolio to ensure proper diversification, or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral for securities-based loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis, and an evaluation of industry concentrations.

Stifel Bank

In April 2007, we completed the acquisition of First Service, a St. Louis-based full-service bank, which now operates as Stifel Bank & Trust and is reported in the Global Wealth Management segment. Since the closing of the bank acquisition, we have grown retail and commercial bank assets from $145.6 million on acquisition date to $5.0 billion at December 31, 2013. Through Stifel Bank, we offer retail and commercial banking services to private and corporate clients, including personal loan programs, such as fixed and variable mortgage loans, home equity lines of credit, personal loans, loans secured by CDs or savings, and securities-based loans, as well as commercial lending programs, such as small business loans, commercial real estate loans, lines of credit, credit cards, term loans, and inventory and receivables financing, in addition to other banking products. We believe Stifel Bank not only helps us serve our private clients more effectively by offering them a broader range of services, but also enables us to better utilize our private client cash balances.

Stifel Trust

During 2011, we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a trust company. Stifel Trust provides a wide range of trust, investment, agency, and custodial services for our individual and corporate clients.

INSTITUTIONAL GROUP

The Institutional Group segment includes research, equity and fixed income institutional sales and trading, investment banking, public finance, and syndicate, and consisted of 1,447 employees at December 31, 2013.

Research

Our research department consisted of 263 analysts and support associates who publish research across multiple industry groups and provide our clients with timely, insightful, and actionable research, aimed at improving investment performance.

Institutional Sales and Trading

Our equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades, sells the securities of companies for which we act as an underwriter, and makes a market in domestic securities. In our various sales and trading activities, we take a focused approach on servicing our clients by maintaining inventory to facilitate order flow and support the investment strategies of our institutional fixed income clients, as opposed to seeking trading profits through proprietary trading. Located in various cities in the United States as well as Geneva, London, and Madrid, our equity sales and trading team, consisting of 260 professionals and support associates, services approximately 2,200 clients globally.

The fixed income institutional sales and trading group consists of 347 professionals and support associates and is comprised of taxable and tax-exempt sales departments. Our institutional sales and trading group executes trades with diversification across municipal, corporate, government agency, and mortgage-backed securities.

Investment Banking

Our investment banking activities include the provision of financial advisory services principally with respect to mergers and acquisitions and the execution of public offerings and private placements of debt and equity securities. The investment banking group, consisting of 370 professionals and support associates, focuses on middle-market companies as well as on larger companies in targeted industries where we have particular expertise, which include real estate, financial services, healthcare, aerospace/defense and government services, telecommunications, transportation, energy, business services, consumer services, industrial, technology, and education.

Our syndicate department coordinates marketing, distribution, pricing, and stabilization of our managed equity and debt offerings. In addition, the department coordinates our underwriting participations and selling group opportunities managed by other investment banking firms.

Public Finance

Our public finance group, consisting of 113 professionals and support staff, acts as an underwriter and dealer in bonds issued by states, cities, and other political subdivisions and acts as manager or participant in offerings managed by other firms.

OTHER SEGMENT

The Other segment includes interest income from stock borrow activities, unallocated interest expense, interest income and gains and losses from investments held, compensation expense associated with the expensing of restricted stock awards with no continuing service requirements as a result of acquisitions completed during 2013, and all unallocated overhead cost associated with the execution of orders; processing of securities transactions; custody of client securities; receipt, identification, and delivery of funds and securities; compliance with regulatory and legal requirements; internal financial accounting and controls; and general administration and acquisition charges. At December 31, 2013, we employed 738 persons in this segment.

BUSINESS CONTINUITY

We have developed a business continuity plan that is designed to permit continued operation of business-critical functions in the event of disruptions to our St. Louis, Missouri headquarters facility. Several critical business applications are supported by our outside vendors who maintain backup capabilities. We periodically participate in testing these backup facilities. Likewise, the business functions that we run internally can be supported without the St. Louis headquarters through a combination of redundant computer facilities in other east and west coast data centers and from certain branch locations that can connect to our third-party securities processing vendor through its primary or redundant facilities. Systems have been designed so that we can route mission-critical processing activity to alternate locations, which can be staffed with relocated personnel as appropriate.

GROWTH STRATEGY

We believe our strategy for growth will allow us to increase our revenues and to expand our role with clients as a valued partner. In executing our growth strategy, we take advantage of the consolidation among mid-tier firms, which we believe provides us opportunities in our private client and capital markets businesses. We do not create specific growth or business plans for any particular type of acquisition, focus on specific firms, or geographic expansion, nor do we establish quantitative goals, such as intended numbers of new hires or new office openings; however, our corporate philosophy has always been to be in a position to take advantage of opportunities as they arise. We intend to pursue the following strategies with discipline:

•	Further expand our private client footprint in the U.S. We have expanded the number of our private client branches from 39 at December 31, 1997 to 316 at December 31, 2013, and our branch-based financial advisors from 262 to 1,934 over the same period. In addition, assets under management have grown from $11.7 billion at December 31, 1997 to $165.6 billion at December 31, 2013. Through organic growth and acquisitions, we currently have a strong footprint nationally, concentrated in the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Over time, we plan to further expand our domestic private client footprint. We plan on achieving this through recruiting experienced financial advisors with established client relationships and continuing to selectively consider acquisition opportunities as they may arise.

•	Further expand our institutional equity business both domestically and internationally. Our institutional equity business is built upon the premise that high-quality fundamental research is not a commodity. The growth of our business over the last 10 years has been fueled by the effective partnership of our highly rated research and institutional sales and trading teams. We have identified opportunities to expand our research capabilities by taking advantage of market disruptions. As a result, we have grown from 43 analysts covering 513 companies in 2005 to 263 analysts covering over 1,300 companies at December 31, 2013. In addition, as of December 31, 2013, our research department was ranked the second largest research department, as measured by domestic equities under coverage, by StarMine. Our goal is to further monetize our research platform by adding additional institutional sales and trading teams and by placing a greater emphasis on client management.

•	Grow our investment banking business. By leveraging our industry expertise, our product knowledge, our research platform, our experienced associates, our capital markets strength, our middle-market focus, and our private client network, we intend to grow our investment banking business. The merger with TWPG in 2010, our acquisition of Miller Buckfire in 2012, and the merger with KBW in 2013, have accelerated the growth of our investment banking business through expanded industry, product, and geographic coverage, including capital-raising for start-up companies, particularly from the venture community. We believe our position as a mid-tier focused investment bank with broad-based and respected research will allow us to take advantage of opportunities in the middle market and continue to align our investment banking coverage with our research footprint.

•	Focus on asset generation within our Stifel Bank operations and offer retail and commercial banking services to our clients. We believe the banking services provided through Stifel Bank strengthens our existing client relationships and helps us recruit financial advisors seeking to provide a full range of services to their private clients. We intend to increase the sale of banking products and services to our private and corporate clients.

•	Establishment of Stifel Trust Company N.A. During 2011 we received approval from the Office of the Comptroller of the Currency (“OCC”) to form a Trust Company. Stifel Trust provides a wide range of trust, investment, agency, and custodial services for our individual and corporate clients. We intend to expand our offering of trust services to our private client group clients.

•	Approach acquisition opportunities with discipline. Over the course of our operating history, we have demonstrated our ability to identify, effect, and integrate attractive acquisition opportunities. We believe the current environment and market dislocation will provide us with the ability to thoughtfully consider acquisitions on an opportunistic basis.

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

We rely on the expertise acquired in our market area over our 123-year history, our personnel, and our equity capital to operate in the competitive environment.

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

The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. The SEC recently adopted amendments, most of which were effective October, 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries.

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

Several of our wholly owned subsidiaries, including Missouri Valley Partners, Choice Financial Partners, Inc., Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, Timberline Asset Management LLC, Thomas Weisel Global Growth Partners LLC, and Ziegler Lotsoff Capital Management, are registered as investment advisers with the SEC and, therefore, are subject to its regulation and oversight.

Stifel Trust is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of Stifel Trust’s fiduciary services.

Non-U.S. Regulation

Our non-U.S. subsidiaries are subject to the laws and regulatory authorities of the jurisdictions in which they operate.

Our European subsidiaries, SNEL and KBW, Ltd., are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom and several UK securities and futures exchanges, including the London Stock Exchange. The FCA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. SNEL operates a representative office in Geneva, Switzerland and branch offices in Madrid, Spain, Zurich, Switzerland and Lausanne, Switzerland through pass-porting the FCA license to these European locations. In addition to the FCA, these offices are subject to the local regulations of their respective jurisdictions.

The Dodd-Frank Act

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. During our fiscal year 2010, the U. S. government enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”). Because of the nature of our business and our business practices, we presently do not expect the Dodd-Frank Act to have a significant direct impact on our operations as a whole. However, because some of the implementing regulations have yet to be adopted by various regulatory agencies, the specific impact on some of our businesses remains uncertain.

In July 2013, the OCC, the Federal Reserve Board and the FDIC released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective for us on January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are currently evaluating the impact of these rules on both our company and Stifel Bank; however, based on our current analyses, we believe that our company and Stifel Bank would meet all capital adequacy requirements under the final rules. However, the increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. See Item 1A, “Risk Factors,” within this Form 10-K for more information.

In December 2013, U.S. regulators issued final regulations to implement the Volcker Rule. The Volcker Rule will, over time, prohibit “banking entities,” including our company and its affiliates, from engaging in certain prohibited “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market making-related activities, risk mitigating hedging and certain other activities. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “covered funds,” as defined in the Volcker Rule. Banking entities have until July 21, 2015 to bring all of their activities and investments into conformance with the Volcker Rule, subject to possible extensions. The Volcker Rule requires banking entities to establish comprehensive compliance programs designed to help ensure and monitor compliance with restrictions under the Volcker Rule.

In July 2011, pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) began operations and was given rulemaking authority for a wide range of consumer protection laws that would apply to all banks and provide broad powers to supervise and enforce consumer protection laws.

Banks with total assets of $10 billion or less remain subject to the supervisory oversight of their primary federal banking agencies (for us, the Federal Reserve and the FDIC) for purposes of compliance with the federal consumer financial laws. However, the CFPB has rule-writing authority for these laws as they apply to all providers of consumer financial products and services. It also has backup enforcement authorities for entities supervised by the federal banking agencies. Further, the CFPB frequently works with federal banking agencies, and new CFPB standards and “best practices” are likely to be adopted by federal banking regulators and ultimately impact smaller banks regardless of their size or primary regulator.

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

Executive Officers

Information regarding our executive officers and their ages as of February 14, 2014, is as follows:

Name	Age	Position(s)
Ronald J. Kruszewski	55	Co-Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and Chairman of the Board of Directors and Chief Executive Officer of Stifel.
Thomas W. Weisel	72	Co-Chairman of the Board of Directors of the Company.
James M. Zemlyak	54	Senior Vice President, Chief Financial Officer, and Director of the Company and Executive Vice President, Chief Operating Officer, and Director of Stifel.
Bernard N. Burkemper	65	Senior Vice President, Treasurer, and Controller of the Company and Chief Financial Officer of Stifel.
S. Chad Estep	40	Senior Vice President of the Company and Chief Compliance Officer of Stifel.
Thomas B. Michaud	49	Senior Vice President and Director of the Company
Richard J. Himelfarb	72	Vice Chairman, Senior Vice President and Director of the Company and Executive Vice President, Chairman of Investment Banking, and Director of Stifel.
David M. Minnick	57	Senior Vice President and General Counsel of the Company and Stifel.
Thomas P. Mulroy	52	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Institutional Group, and Director of Stifel.
Victor J. Nesi	53	Senior Vice President and Director of the Company and Executive Vice President, Co-Director of Institutional Group, and Director of Stifel.
Ben A. Plotkin	58	Vice-Chairman, Senior Vice President and Director of the Company and Executive Vice President of Stifel.
David D. Sliney	44	Senior Vice President of the Company and Senior Vice President and Director of Stifel.

Ronald J. Kruszewski has been President, Chief Executive Officer, and Director of our company and Stifel since September 1997 and Chairman of the Board of Directors of our company and Stifel since April 2001. Prior thereto, Mr. Kruszewski served as Managing Director and Chief Financial Officer of Baird Financial Corporation and Managing Director of Robert W. Baird & Co. Incorporated, a securities broker-dealer firm, from 1993 to September 1997.

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

James M. Zemlyak has been Senior Vice President, Chief Financial Officer, and Director of our Company and Stifel since February 1999. Mr. Zemlyak served as our Company’s Treasurer from February 1999 to January 2012. Mr. Zemlyak has been Chief Operating Officer of Stifel since August 2002, and Executive Vice President of Stifel since December 1, 2005. Mr. Zemlyak also served as Chief Financial Officer of Stifel from February 1999 to October 2006. Prior to joining our company, Mr. Zemlyak served as Managing Director and Chief Financial Officer of Baird Financial Corporation from 1997 to 1999 and Senior Vice President and Chief Financial Officer of Robert W. Baird & Co. Incorporated from 1994 to 1999.

Bernard N. Burkemper was named Senior Vice President and Treasurer of our Company in January 2012. Mr. Burkemper has been Controller of our Company since April 1991 and Chief Financial Officer of Stifel since October 2006.

S. Chad Estep was named Senior Vice President of our Company in January 2012. Mr. Estep has been Chief Compliance Officer of Stifel since December 2005. Mr. Estep joined Stifel as the Director of Internal Audit in April 2005 following the Company’s acquisition of certain assets from PowellJohnson, Inc., where Mr. Estep served as the Controller from October 2002 to December 2004. Mr. Estep was employed by A.G. Edwards & Sons, Inc. from 2000 to 2001, where he worked as a Financial Advisor. Mr. Estep worked at J.C. Bradford & Co. as the Financial and Regulatory Reporting Manager from 1998 to 2000.

Richard J. Himelfarb has served as Senior Vice President and Director of our company and Executive Vice President and Director of Stifel since December 2005. Mr. Himelfarb was designated Chairman of Investment Banking in July 2009. Prior to that, Mr. Himelfarb served as Executive Vice President and Director of Investment Banking from December 2005 through July 2009. Prior to joining our company, Mr. Himelfarb served as a director of Legg Mason, Inc. from November 1983 and Legg Mason Wood Walker, Inc. from January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker, Inc. in July 1995, having previously served as Senior Vice President from November 1983.

Thomas B. Michaud was elected to the Board of Directors of our company in February 2013 after the completion of the merger between our company and KBW, Inc. Mr. Michaud serves as Senior Vice President of the Company and Chairman, Chief Executive Officer, and President of Keefe, Bruyette & Woods, Inc., one of our broker-dealer subsidiaries, since February 15, 2013. Prior thereto, Mr. Michaud served as the Chief Executive Officer and President of KBW, Inc. since October 2011 and as Vice Chairman and director since its formation in August 2005. He previously served as Chief Operating Officer from August 2005 until October 2011.

David M. Minnick has served as Senior Vice President and General Counsel of our company and Stifel since October 2004. Prior thereto, Mr. Minnick served as Vice President and Counsel for A.G. Edwards & Sons, Inc. from August 2002 through October 2004, Senior Regional Attorney for NASD Regulation, Inc. from November 2000 through July 2002, as an attorney in private law practice from September 1998 through November 2000, and as General Counsel and Managing Director of Morgan Keegan & Company, Inc. from October 1990 through August 1998.

Thomas P. Mulroy has served as Senior Vice President and Director of our company and Executive Vice President and Director of Stifel since December 2005. Mr. Mulroy was named Co-Director of our Institutional Group in July 2009. Prior to that, Mr. Mulroy served as Director of Equity Capital Markets from December 2005 through July 2009. Mr. Mulroy has responsibility for institutional equity sales, trading, and research. Prior to joining our company, Mr. Mulroy was elected Executive Vice President of Legg Mason, Inc. in July 2002 and of Legg Mason Wood Walker, Inc. in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason, Inc. in July 2000 and Legg Mason Wood Walker, Inc. in August 1998.

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

Ben A. Plotkin has been Vice Chairman, Senior Vice President, and Director of our company since August 2007 and Executive Vice President of Stifel since February 2007. Mr. Plotkin also served as Chairman and Chief Executive Officer of Ryan Beck & Company, Inc. from 1997 until its acquisition by our company in 2007. Mr. Plotkin was elected Executive Vice President of Ryan Beck in 1990. Mr. Plotkin became a Senior Vice President of Ryan Beck in 1989 and was appointed First Vice President of Ryan Beck in December of 1987. Mr. Plotkin joined Ryan Beck in May of 1987 as a Director and Vice President in the Investment Banking Division.

David D. Sliney has been a Senior Vice President of our company since May 2003. In 1997, Mr. Sliney began a Strategic Planning and Finance role with Stifel and has served as a Director of Stifel since May 2003. Mr. Sliney is also responsible for our company’s Operations and Technology departments. Mr. Sliney joined Stifel in 1992, and between 1992 and 1995, Mr. Sliney worked as a fixed income trader and later assumed responsibility for the firm’s Equity Syndicate Department.

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

Additionally, we make available on our web site under “Investor Relations – Corporate Governance,” and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: Executive Committee charter, Audit Committee charter, Compensation Committee charter, Risk Management/Corporate Governance Committee charter, Corporate Governance Guidelines, Complaint Reporting Process, and the Code of Ethics for Employees. Within the time period required by the SEC and the NYSE, we will post on our web site any modifications to any of the available documents. The information on our web site is not incorporated by reference into this report. Our Chief Financial Officer can be contacted at Stifel Financial Corp., One Financial Plaza, 501 N. Broadway, St. Louis, Missouri 63102, telephone: (314) 342-2000.

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

Maintaining our reputation is critical to our attracting and maintaining customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are generally affected by domestic and international macroeconomic and political conditions, including levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. These conditions may directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including the levels of trading, investing, and origination activity in the securities markets, security valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

At times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low levels of economic output, artificially maintained levels of historically low interest rates, relatively high rates of unemployment, and significant uncertainty with regards to fiscal and monetary policy both domestically and abroad. These conditions led to several factors in the global financial markets that from time to time negatively impacted our net revenue and profitability. While select factors indicate signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short term interest rates, a return to increased dislocations in the credit markets, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. We could experience a decline in commission revenue from a lower volume of trades we execute for our clients, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from the number and size of transactions in which we provide underwriting, financial advisory and other services, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. These periods of reduced revenue and other losses could be accompanied by periods of reduced profitability, because certain of our expenses, including but not limited to our interest expense on debt, rent, facilities, and salary expenses, are fixed, and our ability to reduce them over short periods of time is limited.

Future downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, could have a material adverse effect on our business, financial condition and liquidity.

Concerns about the European Union’s (“EU”) sovereign debt in recent years has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome the EU’s financial support programs and the possibility exists that other EU member states may experience similar financial troubles in the future. Any negative impact on economic conditions and global markets from further EU sovereign debt matters could adversely affect our business, financial condition and liquidity.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the United States, non-U.S. governments, and international agencies. The Fed regulates the supply of money and credit in the United States. Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in Fed policies are beyond our control, and consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

U.S. state and local governments also continue to struggle with budget pressures caused by the ongoing less than optimal economic environment, and ongoing concerns regarding municipal issuer credit quality. If these trends continue or worsen, investor concerns could potentially reduce the number and size of transactions in which we participate and in turn reduce investment banking revenues. In addition such factors could adversely affect the value of the municipal securities we hold in our trading securities portfolio.

Lack of liquidity or access to capital could impair our business and financial condition.

Maintaining an appropriate level of liquidity, or the amount of capital that is readily available for investment, spending, or to meet our contractual obligations is essential to our business. Our inability to maintain adequate levels of capital in the form of cash and readily available access to the credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations are inadequate or unavailable, we may be required to scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us. Some potential conditions that could negatively affect our liquidity include the inability of our subsidiaries to generate cash in the form of dividends from earnings, changes imposed by regulators to our liquidity or capital requirements in our subsidiaries that may prevent the upstream of dividends in the form of cash to the parent company, limited or no accessibility to credit markets for secured and unsecured borrowings within our primary broker-dealer subsidiary, accessibility to credit markets for secured borrowing and diminished access to the capital markets for our company, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions.

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

If our credit rating was downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our relationships with clients. Such a reduction in our credit rating could also adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets, trigger obligations under certain financial agreements, or decrease the number of investors, clients, and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in our credit agreements, and may result in a request for immediate payment.

Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to repurchase our stock. The Federal Reserve, the FDIC, and the SEC (via FINRA) have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the subsidiaries to us, for the subsidiaries they supervise.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Form 10-K for additional information on liquidity and how we manage our liquidity risk.

We may not realize cost savings or other benefits that we anticipated in connection with our acquisition of KBW.

On February 15, 2013 we completed our purchase of all of the issued and outstanding shares of KBW (refer to the discussion of this acquisition in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K).

Acquisitions of this magnitude pose numerous risks, including the failure to achieve anticipated synergies or to realize the projected benefits of the transaction; potential loss of clients or key employees, and the inability to sustain revenue and earnings growth. Even though during the year ended December 31, 2013 we successfully completed the integration of its businesses into those of our company, there is no assurance that the net results of this acquisition over time will yield all of the positive benefits anticipated. If we are not successful in any or all of these areas, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

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

Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, corporate debt, trading account assets and liabilities, and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements, which could have an adverse affect on our business, results of operations, financial condition, and liquidity.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing market risk.

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities, or other assets do not meet their performance obligations due to bankruptcy, lack of liquidity, operational failure, or other reasons.

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealer businesses, exposing us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date. We also hold certain securities and derivatives in our trading accounts. Deterioration in the actual or perceived credit quality of the underlying issuers of securities, or the non-performance of issuers and counterparties to certain derivative contracts could result in trading losses.

We borrow securities from, and lend securities to, other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

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

We also incur credit risk by lending to businesses and individuals, including but not limited to, Commercial and Industrial loans, commercial and residential mortgage loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities. We incur credit risk through our investments, which include mortgage-backed securities, collateralized mortgage obligations, auction rate securities, and other municipal securities.

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

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in Stifel Bank’s portfolio, foreclose on certain real estate properties or write down the value of some of our available for sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing credit risk.

Our business depends on fees earned from the management of client accounts by our primary broker-dealer and asset management subsidiaries.

Asset management fees are primarily comprised of base management fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impacting our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market making, trading, and other business activities place our capital at risk.

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

We have made and may continue to make principal investments in private equity funds and other illiquid investments, which are typically private limited partnership interests and securities that are not publicly traded. There is risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or that we may otherwise be unable to complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions, or changes in laws, regulations, fiscal policies, or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination, or capacity constraints of any of the clearing agents, exchanges, clearing houses, or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges, and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination, or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients, and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the EU sovereign debt circumstances. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may have a material adverse affect on our results of operations.

We have experienced increased pricing pressures in areas of our business which may impair our future revenue and profitability.

Our business continues to experience increased pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

Growth of our business could increase costs and regulatory risks.

Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges. We may incur significant expenses in connection with further expansion of our existing businesses, or recruitment of financial advisors, or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Expansion may also create a need for additional compliance, documentation, risk management, and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

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

We have experienced rapid growth in the investment portfolio, which includes available-for-sale and held-to-maturity securities of Stifel Bank, which is funded by customer deposits. Although our stock-secured loans are collateralized by assets held in brokerage accounts, we are exposed to some credit and operational risk associated with these loans. We describe some of the integration-related operational risks associated with our recent acquisitions above, which includes many of the same risks related to the growth of Stifel Bank. With the increase in deposits and resulting liquidity, we have been able to expand our investment portfolio, primarily with government agency securities. In addition, Stifel Bank has significantly grown its mortgage banking business. Although we believe we have conservative underwriting policies in place, there are inherent risks associated with the mortgage banking business. For further discussion of our segments, including our Stifel Bank reporting unit, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis.”

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

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services, pricing (such as execution pricing and fee levels), location and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See the section entitled “Competition” of Item 1 of this Form 10-K for additional information about our competitors.

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors. In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others. This competition could cause our business to suffer.

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

Our ability to attract and retain qualified financial advisors and other associates is critical to the continued success of our business.

Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities, and skills of our employees and financial advisors. As such, to compete effectively, we must attract, retain, and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue producing or specialized personnel. Competitive pressures we experience could have an adverse affect on our business, results of operations, financial condition, and liquidity.

We compete directly with national full-domestic commercial banks and investment banking boutique firms that have entered the broker-dealer business, and large international banks are now serving our markets as well. Legislative and regulatory initiatives which eased what were at one time restrictions on the sales of securities and underwriting activities by commercial banks have increased competition. This increased competition could cause our business to suffer.

The cost of retaining skilled professionals in the financial services industry has escalated considerably. Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel.

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

We are exposed to operational risk.

Our diverse operations expose us to risk of loss resulting from inadequate or failed internal processes, people, and systems external events, including technological or connectivity failures either at the exchanges in which we do business or between our data center, operations processing sites or our branches. Our businesses depend on our ability to process and monitor, on a daily basis, a large number of complex transactions across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function, or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, or failure to meet corporate fiduciary standards. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our businesses would be adversely affected. Operational risk also exists in the event of business disruption, system failures or failed transaction processing. Third parties with which we do business could also be a source of operational risk, including with respect to breakdowns or failures of the systems or misconduct by the employees of such parties. In addition as we change processes or introduce new products and services, we may not fully appreciate or identify new operational risks that may arise from such changes. Increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

Our business contingency plan in place is intended to ensure we have the ability to recover our critical business functions and supporting assets, including staff and technology, in the event of a business interruption. Despite the diligence we have applied to the development and testing of our plans, due to unforeseen factors, our ability to conduct business may in any case be adversely affected by a disruption involving physical site access, catastrophic events, including weather-related events, events involving electrical, environmental, or communications malfunctions, as well as events impacting services provided by others that we rely upon which could impact our employees or third parties with whom we conduct business.

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

Our continued success depends, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other laws, and regulatory sanctions.

Customer, public, and regulatory expectations regarding operational and information security have increased. Thus, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyber attacks or other information security breaches, however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses, and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our, or our clients’ or counterparties’, confidential and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’, or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

Extraordinary trading volumes beyond reasonably foreseeable spikes in volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. While we have made investments to maintain the reliability and scalability of our systems and maintain hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients or slower system response time resulting in transactions not being processed as quickly as our clients desire, resulting in client dissatisfaction.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for additional information regarding our exposure to and approaches to managing these types of operational risk.

We are exposed to risks of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence, or acts of fraud by our employees.

Many aspects of our business involve substantial risks of liability, arising in the normal course of business. Participants in the financial services industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against broker-dealers and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by financial advisors or traders, improper recruiting activity, and failures in the processing of securities transactions. The risks associated with potential litigation often may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time.

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

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients’ investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of outside attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations.

See Item 3, “Legal Proceedings” in this Form 10-K for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K for discussion regarding our approach to managing legal risk.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results, and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.

Our financial instruments, including certain trading assets and liabilities, available for sale securities, investments, including Auction Rate Securities (“ARS”), certain loans, intangible assets and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

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

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The failure to adequately address or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K.

We are exposed to risk from international markets.

We do business in other parts of the world and, as a result, are exposed to a number of risks, including economic, market, litigation, and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets, and unfavorable legislative and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified, because generally non-U.S. trading markets are smaller, less liquid, and more volatile than U.S. trading markets. Additionally, a political, economic, or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Changes in regulations resulting from either the Dodd-Frank Act or any new regulations may affect our businesses.

The market and economic conditions over the past several years have led to legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, while the details of some provisions remain subject to implementing regulations that are yet to be adopted by various applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry, and the economy cannot be known until all such implementing regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and operations and interact with regulators, all of which, while not currently anticipated to, could materially impact our results of operations, financial condition, and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our business include, but are not limited to: the establishment of a fiduciary standard for broker-dealers, regulatory oversight of incentive compensation, the imposition of capital requirements on financial holding companies, and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain thresholds outlined in the Dodd-Frank Act. These include but are not limited to Stifel Bank’s oversight by the CFPB.

In addition, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. We are continuing our review of activities that may be affected by the Volcker Rule, including our trading operations and asset management activities, and are taking steps to establish the necessary compliance programs to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain, and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity, and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

The SEC recently adopted amendments, most of which were effective October, 2013, to its financial responsibility rules, including changes to the net capital rule, the customer protection rule, the record-keeping rules, and the notification rules applicable to our broker-dealer subsidiaries. We are currently evaluating the impact of these amendments on our broker-dealer subsidiaries; however, based on our current analyses, we do not believe they will have a material adverse effect on any of our broker-dealer subsidiaries.

The Basel III capital standards will impose additional capital and other requirements on us that could decrease our competitiveness and profitability.

In July 2013, the OCC, the FRB and the FDIC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The rule increases the quantity and quality of regulatory capital, establishes a capital conservation buffer, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective for us January 1, 2015, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are currently evaluating the impact of these rules on both Stifel Bank and our company. The increased capital requirements could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

Failure to comply with regulatory capital requirements primarily applicable to our company, Stifel Bank, or our broker-dealer subsidiaries would significantly harm our business.

Our company and Stifel Bank are subject to various regulatory and capital requirements administered by the federal banking regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our company and Stifel Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of our capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require our company and Stifel Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm either our company or Stifel Bank’s operations and our financial condition.

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

See Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K for further information on regulations and capital requirements.

We operate in a highly regulated industry in which future developments could adversely affect our business and financial condition.

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including but not limited to, sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, record keeping, and the conduct of directors, officers, and employees. If laws or regulations are violated, we could be subject to one or more of the following: civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, the revocation of the licenses of our financial advisors, censures, fines, or a temporary suspension or permanent bar from conducting business. Any of those events could have a material adverse effect on our business, financial condition, and prospects.

We are subject to financial holding company regulatory reporting requirements including the maintenance of certain risk-based regulatory capital levels that could impact various capital allocation decisions of one or more of our businesses. However, due to our strong current capital position, we do not anticipate that these capital level requirements will have any negative impact on our future business activities. See the section entitled “Business—Regulation” of Item 1 of this Form 10-K for additional information.

As a financial holding company, we are regulated by the Federal Reserve. Stifel Bank is regulated by the the FDIC and the Missouri Division of Finance. This oversight includes, but is not limited to, scrutiny with respect to affiliate transactions and compliance with consumer regulations. The economic and political environment over the past several years has caused increased focus on the regulation of the financial services industry, including many proposals for new rules. Any new rules issued by our regulators could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We also may be adversely affected as a result of changes in federal, state, or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares. Any adoption of such measures would be phased in over a number of years. These measures are neither final nor undergoing implementation throughout the financial services industry. The impact of changes such as those currently proposed cannot be predicted at this time. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

See the section entitled “Business—Regulation” within Item 1 of this Form 10-K for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition, or results of operations.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Stocks of financial institutions have, from time to time, experienced significant downward pressure in connection with economic conditions or events and may again experience such pressures in the future. Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, including those who have joined us from companies we have acquired, reduce our access to debt or equity capital, and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with future acquisitions.

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

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and therefore, such sales or offerings could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales or issuance of shares of our common stock or securities convertible into or exchangeable for common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage, and use of each of the principal properties used by our company during the year ended December 31, 2013. We lease or sublease a majority of these properties under operating leases. Such leases expire at various times through 2026.

Location	Approximate Square Footage	Use
St. Louis, Missouri[1]	434,000	Headquarters and administrative offices of Stifel, Global Wealth Management operations (including CSA), and Institutional Group operations.
New York, New York	296,000	Global Wealth Management and Institutional Group operations.
Baltimore, Maryland	76,000	Institutional Group operations and Administrative offices.
San Francisco, California	68,000	Global Wealth Management and Institutional Group operations.
Florham Park, New Jersey	50,000	Global Wealth Management and Institutional Group operations.

1	During the year ended December 31, 2011, we purchased our principal executive offices in St. Louis, Missouri. As of December 31, 2013, we occupy approximately 150,000 square feet of the available space in the building, and we anticipate taking additional space over time.

We also maintain operations in 356 leased offices in various locations throughout the United States and in certain foreign countries, primarily for our broker-dealer business. We lease 316 private client offices, which are primarily concentrated in the Midwest and Mid-Atlantic regions with a growing presence in the Northeast, Southeast, and Western United States. In addition, Stifel Bank leases two locations for its administrative offices and operations. Our Institutional Group segment leases 40 offices in the United States and certain foreign locations. We believe that, at the present time, the space available to us in the facilities under our current leases and co-location arrangements are suitable and adequate to meet our needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Leases for the branch offices of CSA, our independent contractor firm, are the responsibility of the respective independent financial advisors. The London, Geneva and Madrid Institutional Group branch offices are the responsibility of the respective consultancies associated with our european subsidiaries.

See Note 19 of the Notes to Consolidated Financial Statements for further information regarding our lease obligations.

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company and Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by our company and Stifel with the school districts and pursuit of claims against the RBC entities. We moved to dismiss RBC’s claims against us that are based on the settlement agreement with the school districts. The Motion to Dismiss was denied by the court, and we have filed our Answer to RBC’s claims and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

On January 16, 2012, after the remand from the Seventh Circuit Court of Appeals, Saybrook filed a new action in Wisconsin state court naming our company and Stifel as defendants with respect to Stifels’ role as initial purchaser. Saybrook also named as defendants: the Tribe, EDC, and the law firm of Godfrey & Kahn, S.C. (“G&K”) which served as both issuer’s counsel and bond counsel in the transaction. The Wisconsin state-court action seeks to enforce the bonds against EDC and the Tribe and also asserts claims against the defendants based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity by EDC and the Tribe. In April 2012 Saybrook dismissed the 2009 federal action and filed a new action in Wisconsin federal court alleging nearly identical claims against the same defendants named in the Wisconsin state court action. The parties agreed to stay the state court action until the federal court ruled on whether it had jurisdiction over the 2012 federal action, and in April 2013 the federal court determined it did not have jurisdiction over the action. That decision by the federal court reactivated the Wisconsin state court action filed in 2012.

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

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that may be resolved by those courts or by the Federal Court in the Federal Action described below. We filed a Motion to Dismiss the Tribal Court action, which was denied on August 27, 2013, and we have filed our Answer to the lawsuit in the Tribal Court. On April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel brought by Saybrook in the state court action. That Motion was denied by the State Court, and we have answered the Complaint and filed cross claims against the Tribe and G&K in the State Court.

On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC (the “Tribal Parties”) have filed a motion to dismiss or stay the Federal Action. The Tribal Parties’ motion to dismiss or stay was denied on October 29, 2013. The Tribe appealed the U.S. District Court’s denial of the Motion to Dismiss to the Seventh Circuit Court of Appeals, but the Seventh Circuit dismissed the appeal for lack of appellate jurisdiction on January 13, 2014. The District Court in the Federal Action has scheduled a hearing for March 14, 2014 on our motion for preliminary injunction to enjoin the Tribal Court action. Meanwhile, the Tribal Court action and the State Court action were stayed during the pendency of the Tribe’s appeal to the Seventh Circuit, but the stays of those actions expire on February 12, 2014. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Oreilles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Basic discovery was taken in the Federal Action, and we filed a summary judgment motion with the U.S. District Court, asking the court for a determination that the Tribal Court does not have jurisdiction over the claims brought by the Tribe. The summary judgment motion has been fully briefed, and we are awaiting a ruling by the U.S. District Court. In the event the court does not grant summary judgment a court trial is scheduled for June 23, 2014 to determine whether the Tribal Court has jurisdiction over the claims brought by the Tribe. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange under the symbol “SF.” The closing sale price of our common stock as reported on the New York Stock Exchange on February 14, 2014, was $47.08. As of that date, our common stock was held by approximately 25,200 shareholders. The following table sets forth for the periods indicated the high and low trades for our common stock:

	2013		2012
	High	Low	High	Low
First quarter	$39.72	$32.43	$39.84	$32.02
Second quarter	$36.90	$30.85	$38.65	$29.33
Third quarter	$43.13	$34.96	$36.44	$28.10
Fourth quarter	$48.13	$37.97	$35.18	$28.80

We did not pay cash dividends during 2013 or 2012. The payment of dividends on our common stock is subject to several factors, including operating results, financial requirements of our company, and the availability of funds from our subsidiaries. See Note 21 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on our broker-dealer subsidiaries and Stifel Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2013. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2013.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

Stock Performance Graph

Five-Year Shareholder Return Comparison

The graph below compares the cumulative stockholder return on our common stock with the cumulative total return of a Peer Group Index, the Standard & Poor’s 500 Index (“S&P 500”), and the Securities Broker-Dealer Index for the five-year period ended December 31, 2013. The AMEX Securities Broker-Dealer Index consists of twelve firms in the brokerage sector. The Broker-Dealer Index does not include our company. The stock price information shown on the graph below is not necessarily indicative of future price performance.

The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

The following table and graph assume that $100.00 was invested on December 31, 2008, in our common stock, the Peer Group Index, the S&P 500 Index, and the AMEX Securities Broker-Dealer Index, with reinvestment of dividends.

	2009	2010	2011	2012	2013
Stifel Financial Corp.	$129	$135	$105	$105	$157
Peer Group	$135	$141	$119	$148	$208
S&P 500 Index	$126	$145	$148	$172	$228
AMEX Securities Broker-Dealer Index	$148	$157	$107	$122	$207

*	Compound Annual Growth Rate

The Peer Group Index consists of the following companies that serve the same markets as us and which compete with us in one or more markets:

FBR & Co.	Raymond James Financial, Inc.
Oppenheimer Holdings, Inc.	SWS Group, Inc.
JMP Group, Inc.	Stifel Financial Corp.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues:
Commissions	$598,949	$501,434	$548,733	$439,730	$345,520
Principal transactions	459,968	408,935	346,304	454,520	458,188
Investment banking	448,060	281,280	185,654	214,644	125,807
Asset management and service fees	305,639	257,981	228,831	193,159	117,357
Interest	142,539	108,705	89,199	65,174	46,860
Other income	64,659	69,148	19,651	18,640	9,138

Total revenues	2,019,814	1,627,483	1,418,372	1,385,867	1,102,870
Interest expense	46,368	33,370	25,304	13,189	12,234

Net revenues	1,973,446	1,594,113	1,393,068	1,372,678	1,090,636

Non-interest expenses:
Compensation and benefits	1,311,386	1,010,140	887,210	1,051,800	718,115
Occupancy and equipment rental	158,268	128,365	119,944	114,784	89,741
Communications and office supplies	99,726	79,406	74,037	69,406	54,745
Commissions and floor brokerage	37,225	29,610	25,423	25,617	23,416
Other operating expenses	181,612	116,845	148,305	112,529	84,205

Total non-interest expenses	1,788,217	1,364,366	1,254,919	1,374,136	970,222

Income from continuing operations before income tax expense	185,229	229,747	138,149	(1,458)	120,414
Provision for income taxes/(benefit)	12,322	84,451	53,880	(2,508)	44,616

Income from continuing operations	172,907	$145,296	$84,269	1,050	75,798
Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(10,894)	(6,723)	(135)	857	—

Net income	$162,013	$138,573	$84,134	$1,907	$75,798

Earnings per basic common share:
Income from continuing operations	$2.67	$2.71	$1.61	$0.02	$1.79
Income/(loss) from discontinued operations	(0.17)	(0.12)	—	0.02	—

Earnings per basic common share	$2.50	$2.59	$1.61	$0.04	$1.79
Earnings per diluted common share:
Income from continuing operations	$2.35	$2.31	$1.34	$0.02	$1.56
Income/(loss) from discontinued operations	(0.15)	(0.11)	—	0.01	—

Earnings per diluted common share	$2.20	$2.20	$1.34	$0.03	$1.56
Weighted-average number of common shares outstanding:
Basic	63,570	53,563	52,418	48,723	42,445
Diluted	73,592	62,937	63,058	57,672	48,441
Financial Condition
Total assets	$9,008,870	$6,966,140	$4,951,900	$4,213,115	$3,167,356
Long-term obligations	$410,631	$471,810	$89,457	$90,741	$101,979
Shareholders’ equity	$2,058,849	$1,494,661	$1,302,105	$1,253,883	$873,446

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

The following items should be considered when comparing the data from year-to-year: 1) the acquisition of the UBS Acquired Locations during the third and fourth quarters of 2009; 2) the merger with TWPG on July 1, 2010; 3) the acceleration of our deferred compensation expense during 2010 as a result of the plan modification; 3) litigation-related expenses in 2011 associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts; 4) the acquisition of Stone & Youngberg on October 1, 2011; 5) the gains recognized on our investment in Knight Capital Group, Inc. during 2012; 6) the merger with KBW on February 15, 2013; 7) the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group in July 2013; 8) the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business during 2013; and 8) the recognition of a U.S. tax benefit in connection with discontinuing the business operations of SN Canada during the third quarter of 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” made part hereof, for a discussion of these items and other items that may affect the comparability of data from year-to-year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

Executive Summary

We operate as a financial services and bank holding company. We have built a diversified business serving private clients, institutional investors, and investment banking clients located across the country. Our principal activities are: (i) private client services, including securities transaction and financial planning services; (ii) institutional equity and fixed income sales, trading, and research, and municipal finance; (iii) investment banking services, including mergers and acquisitions, public offerings, and private placements; and (iv) retail and commercial banking, including personal and commercial lending programs.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast, and Western United States. Our principal customers are individual investors, corporations, municipalities, and institutions.

We plan to maintain our focus on revenue growth with a continued focus on developing quality relationships with our clients. Within our private client business, our efforts will be focused on recruiting experienced financial advisors with established client relationships. Within our institutional group business, our focus continues to be on providing quality client management and product diversification. In executing our growth strategy, we take advantage of the consolidation among middle-market firms, which we believe provides us opportunities in our Global Wealth Management and Institutional Group businesses.

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

SN Canada, our Canadian subsidiary has ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank (“Acacia Federal”), a one-branch community bank with approximately $514.4 million in total assets. Established in 1985, Acacia Federal is a federally chartered savings institution with one retail branch located in Falls Church, Virginia. Over 80% of Acacia Federal’s loan portfolio is originated single-family residential mortgages.

On November 30, 2013, we acquired Ziegler Lotsoff Capital Management, LLC (“ZLCM”), an asset management firm that provides investment solutions for institutions, mutual fund sub-advisory clients, municipalities, pension plans, Taft-Hartley plans, and individual investors.

On January 30, 2014, we entered into an agreement to acquire De La Rosa & Co. (“De La Rosa”), a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

Results for the year ended December 31, 2013

For the year ended December 31, 2013, net revenues from continuing operations increased 23.8% to a record $1.97 billion compared to $1.59 billion during the comparable period in 2012. Net income, including continuing and discontinued operations, increased 16.9% to $162.0 million, or $2.20 per diluted common share for the year ended December 31, 2013, compared to $138.6 million, or $2.20 per diluted common share in 2012. Net income from continuing operations increased 19.0% to $172.9 million, or $2.35 per diluted common share for the year ended December 31, 2013 compared to $145.3 million, or $2.31 per diluted common share in 2012.

Our revenue growth was primarily attributable to higher investment banking revenues as a result of improved M&A activity; an increase in commission revenue; an increase in principal transactions; growth in asset management and service fees as a result of an increase in investment advisory revenues; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank. Our revenue growth was impacted by our recent acquisitions of KBW, Inc., Miller Buckfire, and the Knight Capital Fixed Income business.

The results from continuing operations for the year ended December 31, 2013 were significantly impacted by the expensing of stock awards issued as retention as part of the acquisitions of the KBW and Knight Capital Fixed Income business, and certain non-recurring and merger-related expenses. The aggregate impact of these items for the year ended December 31, 2013 was a reduction to net income of $66.9 million (after-tax) or $0.91 per diluted share.

In connection with discontinuing the business operations of SN Canada during the third quarter, we realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes in the foreseeable future as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At December 31, 2013, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 26.5%, 29.6%, and 38.3% higher than their December 31, 2012 closing prices, respectively.

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

In addition, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. We are continuing our review of activities that may be affected by the Volcker Rule, including our trading operations and asset management activities, and are taking steps to establish the necessary compliance programs to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain, and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

RESULTS OF OPERATIONS

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013	2012	2011
Revenues:
Commissions	$598,949	$501,434	$548,733	19.4	(8.6)	30.4%	31.5%	39.4%
Principal transactions	459,968	408,935	346,304	12.5	18.1	23.2	25.7	24.9
Investment banking	448,060	281,280	185,654	59.3	51.5	22.7	17.6	13.3
Asset management and service fees	305,639	257,981	228,831	18.5	12.7	15.5	16.2	16.4
Interest	142,539	108,705	89,199	31.1	21.9	7.2	6.8	6.4
Other income	64,659	69,148	19,651	(6.5)	251.9	3.3	4.3	1.4

Total revenues	2,019,814	1,627,483	1,418,372	24.1	14.7	102.3	102.1	101.8
Interest expense	46,368	33,370	25,304	39.0	31.9	2.3	2.1	1.8

Net revenues	1,973,446	1,594,113	1,393,068	23.8	14.4	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	1,311,386	1,010,140	887,210	29.8	13.9	66.5	63.4	63.7
Occupancy and equipment rental	158,268	128,365	119,944	23.3	7.0	8.0	8.0	8.6
Communication and office supplies	99,726	79,406	74,037	25.6	7.3	5.0	5.0	5.3
Commissions and floor brokerage	37,225	29,610	25,423	25.7	16.5	1.9	1.9	1.8
Other operating expenses	181,612	116,845	148,305	55.4	(21.2)	9.2	7.3	10.7

Total non-interest expenses	1,788,217	1,364,366	1,254,919	31.1	8.7	90.6	85.6	90.1

Income from continuing operations before income taxes	185,229	229,747	138,149	(19.4)	66.3	9.4	14.4	9.9
Provision for income taxes	12,322	84,451	53,880	(85.4)	56.7	0.6	5.3	3.9

Income from continuing operations	172,907	$145,296	$84,269	19.0	72.4	8.8%	9.1%	6.0%
Discontinued operations:
Loss from discontinued operations, net of tax	(10,894)	(6,723)	(135)	62.1	*	(0.5)	(0.4)	—

Net income	$162,103	$138,573	$84,134	16.9	64.7	8.3%	8.7%	6.0%

*	Percentage not meaningful.

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Commissions	$598,949	$501,434	$548,733	19.4%	(8.6)%
Principal transactions	459,968	408,935	346,304	12.5	18.1
Investment banking:
Capital raising	246,631	185,761	111,291	32.8	66.9
Advisory	201,429	95,519	74,363	110.9	28.4

	448,060	281,280	185,654	59.3	51.5
Asset management and service fees	305,639	257,981	228,831	18.5	12.7
Net interest	96,171	75,335	63,895	27.7	17.9
Other income	64,659	69,148	19,651	(6.5)	251.9

Total net revenues	$1,973,446	$1,594,113	$1,393,068	23.8%	14.4%

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Except as noted in the following discussion of variances, the underlying reasons for the increase in revenue can be attributed principally to the increased number of private client group offices and financial advisors in our Global Wealth Management segment and the increased number of revenue producers in our Institutional Group segment and the acquisitions of the KBW, Inc. on February 15, 2013, Knight Capital Fixed Income business on July 1, 2013, and Miller Buckfire on December 20, 2012. The results of operations for the KBW, Inc., Knight Capital Fixed Income business, and Miller Buckfire are included in our results prospectively from the date of their respective acquisitions.

Commissions – Commission revenues are primarily generated from agency transactions in OTC and listed equity securities, insurance products and options. In addition, commission revenues also include distribution fees for promoting and distributing mutual funds.

For the year ended December 31, 2013, commission revenues increased 19.4% to $598.9 million from $501.4 million in 2012. The increase is primarily attributable to an increase in OTC transactions from the comparable period in 2012.

Principal transactions – For the year ended December 31, 2013, principal transactions revenues increased 12.5% to $460.0 million from $408.9 million in 2012. The increase is primarily attributable to an increase in equity and fixed income institutional brokerage revenues as a result of higher trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the year ended December 31, 2013, investment banking revenues increased 59.3%, to $448.1 million from $281.3 million in 2012. The increase was attributable to an increase in equity capital raising revenues and an increase in strategic advisory fees. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire.

Capital raising revenues increased 32.8% to $246.6 million for the year ended December 31, 2013 from $185.8 million in 2012. During the year ended December 31, 2013, equity capital raising revenues increased 40.4% to $166.9 million from $118.9 million in 2012. The increase is primarily attributable to improved equity capital markets during 2013. For the year ended December 31, 2013, fixed income capital raising revenues decreased 2.6% to $53.9 million from $55.4 million in 2012. Fixed income capital raising revenues were impacted by a decrease in the municipal bond origination business in 2013.

Strategic advisory fees increased 110.9% to $201.4 million for the year ended December 31, 2013 from $95.5 million in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2012.

Asset management and service fees – Asset management and service fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, and registered funds. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and service fee revenues. Management fees are generally based on the level of assets under management in our fee-based accounts measured quarterly, and an increase or reduction in assets in fee-based accounts, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed.

For the year ended December 31, 2013, asset management and service fee revenues increased 18.5% to $305.6 million from $258.0 million in 2012. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2013, other income decreased 6.5% to $64.7 million from $69.1 million in 2012. Other income includes investment gains/(losses) on our private equity investments, recognized gain on the acquisition of Acacia Federal, and loan originations fees from Stifel Bank.

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

Commissions – For the year ended December 31, 2012, commission revenues decreased 8.6% to $501.4 million from $548.7 million in 2011. The decrease in commission revenues is primarily attributable to a decrease in OTC transactions from the comparable period in 2011.

Principal transactions – For the year ended December 31, 2012, principal transactions revenues increased 18.1% to $408.9 million from $346.3 million in 2011. The increase in principal transactions revenues is primarily attributable to improved fixed income institutional brokerage revenues as a result of strong trading volumes and improved credit spreads.

Investment banking – For the year ended December 31, 2012, investment banking revenues increased 51.5%, to $281.3 million from $185.7 million in 2011. The increase in investment banking revenues is primarily attributable to an increase in capital raising revenues, which is primarily attributable to improved equity capital markets, strong public finance activity aided by our acquisition of Stone & Youngberg in October 2011, and an increase in advisory fees as a result of an increase in M&A activity.

Capital raising revenues increased 66.9% to $185.8 million for the year ended December 31, 2012, from $111.3 million in 2011.

For the year ended December 31, 2012, equity capital raising increased 54.2% to $118.9 million from $77.1 million in 2011. For the year ended December 31, 2012, fixed income capital-raising revenues increased 117.9% to $55.4 million from $25.4 million in 2011.

Strategic advisory fees increased 28.4% to $95.5 million for the year ended December 31, 2012, from $74.4 million in 2011.

Asset management and service fees – For the year ended December 31, 2012, asset management and service fee revenues increased 12.7% to $258.0 million from $228.8 million in 2011. The increase is primarily a result of an increase in the value of assets in fee-based accounts and the number of managed accounts from December 31, 2011, as a result of market performance. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the year ended December 31, 2012, other income increased 251.9% to $69.1 million from $19.7 million in 2011. Other income primarily includes investment gains, including gains on our private equity investments, and mortgage banking fee income. The increase in other income is primarily attributable to $39.0 million in gains recognized on our investment in Knight Capital Group, Inc.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel)	$462,897	$18,222	3.94%	$488,899	$19,079	3.90%	$456,208	$18,681	4.09%
Interest-earning assets (Stifel Bank) *	4,224,407	101,489	2.42%	2,867,628	74,864	2.60%	1,937,683	56,970	2.94%
Other (Stifel)		22,828			14,762			13,548

Total interest revenue		$142,539			$108,705			$89,199

Interest-bearing liabilities:
Short-term borrowings (Stifel)	$252,948	$3,176	1.26%	$184,413	$2,029	1.10%	$199,613	$2,296	1.15%
Interest-bearing liabilities (Stifel Bank) *	3,967,402	11,775	0.30%	2,665,523	15,013	0.56%	1,805,544	16,731	0.93%
Stock loan (Stifel)	91,194	152	0.17%	137,284	216	0.16%	124,130	369	0.30%
Senior notes (Stifel Financial)	325,000	20,648	6.35%	168,989	11,777	6.97%	—	—	—%
Interest-bearing liabilities (Capital Trusts)	82,500	1,729	2.10%	82,500	2,956	3.58%	82,500	3,929	4.76%
Other (Stifel)		8,888			1,379			1,979

Total interest expense		$46,368			$33,370			$25,304

Net interest income		$96,171			$75,335			$63,895

*	See Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential table included in “Results of Operations – Global Wealth Management” for additional information on Stifel Bank’s average balances and interest income and expense.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the year ended December 31, 2013, net interest income increased 27.7% to $96.2 million from $75.3 million in 2012.

For the year ended December 31, 2013, interest revenue increased 31.1% to $142.5 million from $108.7 million in 2012, principally as a result of a $26.6 million increase in revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.7 billion during the year ended December 31, 2013 compared to $2.9 billion in 2012 at average interest rates of 2.18% and 2.60%, respectively.

For the year ended December 31, 2013, interest expense increased 39.0% to $46.4 million from $33.4 million in 2012. The increase is primarily attributable to the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net interest income – For the year ended December 31, 2012, net interest income increased 17.9% to $75.3 million from $63.9 million in 2011.

For the year ended December 31, 2012, interest revenue increased 21.9% to $108.7 million from $89.2 million in 2011, principally as a result of a $17.9 million increase in revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $2.9 billion during the year ended December 31, 2012, compared to $1.9 billion in 2011 at weighted-average interest rates of 2.60% and 2.94%, respectively.

For the year ended December 31, 2012, interest expense increased 31.9% to $33.4 million from $25.3 million in 2011. The increase is primarily attributable to the interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes, offset by a reduction in interest expense on $47.5 million of our debentures to Stifel Financial Capital Trusts, whose interest rates converted from fixed rate of 6.8% per year to a floating rate equal to the three-month LIBOR plus 1.85% per annum during 2012.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Non-interest expenses:
Compensation and benefits	$1,311,386	$1,010,140	$887,210	29.8%	13.9%
Occupancy and equipment rental	158,268	128,365	119,944	23.3	7.0
Communications and office supplies	99,726	79,406	74,037	25.6	7.3
Commissions and floor brokerage	37,225	29,610	25,423	25.7	16.5
Other operating expenses	181,612	116,845	148,305	55.4	(21.2)

Total non-interest expenses	$1,788,217	$1,364,366	$1,254,919	31.1%	8.7%

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions of KBW, Inc. on February 15, 2013, the Knight Capital Fixed Income business on July 1, 2013, and Miller Buckfire on December 20, 2012, and increased administrative overhead to support the growth in our segments.

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

For the year ended December 31, 2013, compensation and benefits expense increased 29.8%, or $301.2 million, to $1.31 billion from $1.01 billion in 2012. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) an increase in fixed compensation for the additional administrative support staff: and 3) the expensing of stock awards issued to employees as retention in conjunction with the acquisitions of the Knight Capital Fixed Income business and KBW, Inc.

On the respective closing dates of the acquisitions of KBW, Inc. and the Knight Capital Fixed Income business, we granted restricted stock or restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant. The expensing of the awards resulted in a non-cash charge (pre-tax) during the year ended December 31, 2013 of $49.3 million.

Compensation and benefits expense as a percentage of net revenues was 66.3% for the year ended December 31, 2013, compared to 63.4% for the year ended December 31, 2012. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 62.4 % for the year ended December 31, 2013.

Compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $91.5 million (4.6% of net revenues) for the year ended December 31, 2013, compared to $73.1 million (4.6% of net revenues) in 2012. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the year ended December 31, 2013, occupancy and equipment rental expense increased 23.3% to $158.3 million from $128.4 million in 2012. The increase is primarily due to an increase in office locations. As of December 31, 2013, we have 357 locations compared to 338 at December 31, 2012.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the year ended December 31, 2013, communications and office supplies expense increased 25.6% to $99.7 million from $79.4 million in 2012.

Commissions and floor brokerage – For the year ended December 31, 2013, commissions and floor brokerage expense increased 25.7% to $37.2 million from $29.6 million in 2012. The increase is primarily attributable to an increase in clearing fees as a result of an increase in trading activity.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of charges for legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the year ended December 31, 2013, other operating expenses increased 55.4% to $181.6 million from $116.8 million during in 2012. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – For the year ended December 31, 2013, our provision for income taxes was $12.3 million, representing an effective tax rate of 6.7%, compared to $84.5 million in 2012, representing an effective tax rate of 36.8%. We realized a $58.2 million U.S. tax benefit due to a realized loss on our investment in SN Canada in connection with discontinuing the business operations of SN Canada during the third quarter of 2013. The reduction in the financial statement carrying amount, which was recorded in 2008, became realizable for U.S. tax purposes as a result of our decision to exit the Canadian market. The tax benefit was the excess of the tax basis of our investment in the subsidiary over the financial statement carrying amount (the deductible outside basis difference).

DISCONTINUED OPERATIONS

SN Canada ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. The $6.9 million of pre-tax restructuring expense recorded in 2013 consisted primarily of costs incurred for severance benefits.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net revenues	$11,794	$18,537	$23,494
Restructuring expense	6,881	—	—
Operating expenses	15,697	22,412	23,035

Total non-interest expenses	22,578	22,412	23,035

Income/(loss) from discontinued operations before income tax expense	(10,784)	(3,875)	459
Income tax expense	110	2,848	594

Loss from discontinued operations, net of tax	$(10,894)	$(6,723)	$(135)

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

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 13.9%, or $122.3 million, to $1.01 billion from $887.2 million in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased variable compensation as a result of increased revenue production and profitability; 2) increased fixed compensation for the additional administrative support staff; 3) additional incentive compensation associated with gains on our investment in Knight Capital Group, Inc.; and 4) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Compensation and benefits expense as a percentage of net revenues was 63.4% for the year ended December 31, 2012, compared to 63.7% for the year ended December 31, 2011.

For the year ended December 31, 2012, transition pay, principally in the form of upfront notes, signing bonuses, and retention awards in connection with our continuing expansion efforts, was $73.1 million (4.6% of net revenues), compared to $67.1 million (4.8% of net revenues) in 2011. The upfront notes are amortized over a five- to ten-year period.

Occupancy and equipment rental – For the year ended December 31, 2012, occupancy and equipment rental expense increased 7.0% to $128.4 million from $119.9 million during the year ended December 31, 2011. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations. As of December 31, 2012, we have 338 locations compared to 318 at December 31, 2011.

Communications and office supplies – For the year ended December 31, 2012, communications and office supplies expense increased 7.3% to $79.4 million from $74.0 million in 2011. The increase is primarily attributable to increased telecommunications costs as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2012, commissions and floor brokerage expense increased 16.5% to $29.6 million from $25.4 million in 2011. The increase is primarily attributable to the growth of the business.

Other operating expenses – For the year ended December 31, 2012, other operating expenses decreased 21.2% to $116.8 million from $148.3 million during the year ended December 31, 2011, which included $45.5 million of litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts.

Excluding the litigation-related expenses, other operating expenses increased 13.7% from 2011. This increase is attributable to increased legal expenses, professional fees, conference expenses, and travel and promotion expenses. The increase in legal expenses is attributable to a number of factors, including costs to defend regulatory matters, customer claims, and industry recruiting claims.

Provision for income taxes – For the year ended December 31, 2012, our provision for income taxes was $84.5 million, representing an effective tax rate of 36.8%, compared to $53.9 million in 2011, representing an effective tax rate of 39.0%.

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

The success of our Global Wealth Management segment is dependent upon the quality of our products, services, financial advisors, and support personnel, including our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. Segment operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance.

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

Results of Operations – Global Wealth Management

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013	2012	2011
Revenues:
Commissions	$410,238	$361,871	$371,034	13.4%	(2.5)%	36.7%	36.4%	41.0%
Principal transactions	227,087	225,007	206,994	0.9	8.7	20.3	22.9	22.9
Asset management and service fees	304,541	257,257	228,039	18.4	12.8	27.3	25.9	25.2
Interest	122,413	97,048	79,043	26.1	22.8	10.9	9.8	8.7
Investment banking	45,400	44,919	20,299	1.1	121.3	4.1	4.5	2.2
Other income	25,165	23,215	21,442	8.4	8.3	2.3	2.3	2.4

Total revenues	1,134,844	1,009,317	926,851	12.4	8.9	101.6	101.8	102.4
Interest expense	17,665	17,720	21,884	(0.3)	(19.0)	1.6	1.8	2.4

Net revenues	1,117,179	991,597	904,967	12.7	9.6	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	648,681	576,744	527,152	12.5	9.4	58.1	58.2	58.2
Occupancy and equipment rental	65,686	63,146	61,535	4.0	2.6	5.8	6.4	6.8
Communication and office supplies	36,897	36,105	34,071	2.2	6.0	3.3	3.6	3.8
Commissions and floor brokerage	15,185	12,999	11,729	16.8	10.8	1.4	1.3	1.3
Other operating expenses	51,158	35,934	36,486	42.4	(1.5)	4.6	3.6	4.0

Total non-interest expenses	817,607	724,928	670,973	12.8	8.0	73.2	73.1	74.1

Income before income taxes	$299,572	$266,669	$233,994	12.3%	14.0%	26.8%	26.9%	25.9%

	December 31,
	2013	2012	2011
Branch offices (actual)	316	307	291
Financial advisors (actual)	1,934	1,890	1,833
Independent contractors (actual)	143	151	154

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

NET REVENUES

Results of Operations – Global Wealth Management

For the year ended December 31, 2013, Global Wealth Management net revenues increased 12.7% to a record $1.11 billion from $991.6 million in 2012. The increase in net revenues for the year ended December 31, 2013 from 2012 is attributable to an increase in commission revenues; growth in asset management and service fees as a result of an increase in assets under management through market performance and increase in client assets; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank.

Commissions – For the year ended December 31, 2013, commission revenues increased 13.4% to $410.2 million from $361.9 million in 2012. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the year ended December 31, 2013, principal transactions revenues increased 0.9% to $227.1 million from $225.0 million in 2012. The increase is primarily attributable to higher trading volumes.

Asset management and service fees – For the year ended December 31, 2013, asset management and service fees increased 18.4% to $304.5 million from $257.3 million in 2012. The increase is primarily a result of an increase in assets under management in our fee-based accounts. The value of assets in fee-based accounts increased 23.8% from December 31, 2012, of which 47.3% is attributable to net inflows and 52.7% is attributable to market appreciation. The number of fee-based accounts at December 31, 2013 increased 13.9% from December 31, 2012. The following table summarizes the changes in our assets in fee-based accounts for the year ended December 31, 2013 (in thousands):

Assets in fee-based accounts:
Balance at December 31, 2012	$21,121,168
Inflows	2,383,101
Market appreciation	2,653,523

Balance at December 31, 2013	$26,157,792

Interest – For the year ended December 31, 2013, interest revenue increased 26.1% to $122.4 million from $97.0 million in 2012. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Statistical Disclosure by Bank Holding Company” below for a further discussion of net interest income at Stifel Bank.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 1.1% to $45.4 million for the year ended December 31, 2013 from $44.9 million in 2012. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2013, other income increased 8.4% to $25.2 million from $23.2 million 2012. The increase is primarily attributable to an increase in investment gains on our private equity investments, the recognized gain on the acquisition of Acacia Federal, and an increase in mortgage fees due to the increase in loan originations at Stifel Bank.

Interest expense – For the year ended December 31, 2013, interest expense remained unchanged from 2012 at $17.7 million.

NON-INTEREST EXPENSES

For the year ended December 31, 2013, Global Wealth Management non-interest expenses increased 12.8% to $817.6 million from $724.9 million in 2012.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of December 31, 2013, we have 316 branch offices compared to 307 at December 31, 2012. In addition, since December 31, 2012, we have added 135 financial advisors and 243 support staff.

Compensation and benefits – For the year ended December 31, 2013, compensation and benefits expense increased 12.5% to $648.7 million from $576.7 million in 2012. The increase is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 57.8% for the year ended December 31, 2013, compared to 58.2% for the year ended December 31, 2012.

Transition pay consists of retention awards, signing bonuses, and upfront notes, which are amortized over a five- to ten-year period, and increased overhead in connection with our continued expansion efforts. Transition pay was $65.8 million (5.9% of net revenues) for the year ended December 31, 2013, compared to $63.1 million (6.4% of net revenues) for the year ended December 31, 2012.

Occupancy and equipment rental – For the year ended December 31, 2013, occupancy and equipment rental expense increased 4.0% to $65.7 million from $63.1 million in 2012.

Communications and office supplies – For the year ended December 31, 2013, communications and office supplies expense increased 2.2% to $36.9 million from $36.1 million in 2012. The increase is attributable to an increase in financial advisors.

Commissions and floor brokerage – For the year ended December 31, 2013, commissions and floor brokerage expense increased 16.8% to $15.2 million from $13.0 million in 2012. The increase is primarily attributable to an increase in trading activity.

Other operating expenses – For the year ended December 31, 2013, other operating expenses increased 42.4% to $51.2 million from $35.9 million in 2012. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2013, income before income taxes increased 12.3% to $299.6 million from $266.7 million in 2012. Profit margins have improved as a result of the increase in revenue growth, improved productivity, and a reduction in other operating expenses. The increase in profit margins is primarily attributable to the elimination of start-up costs and efficiencies gained at the new branches opened during 2012.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

NET REVENUES

For the year ended December 31, 2012, Global Wealth Management net revenues increased 9.6% to a record $991.6 million from $905.0 million in 2011. The increase in net revenues for the year ended December 31, 2012, from 2011 is attributable to growth in asset management and service fees as a result of an increase in assets under management through market performance; higher investment banking revenues; increased principal transactions revenues as a result of strong trading volumes and tightening credit spreads; and increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank, offset by a decline in commission revenues. The difficult market conditions have impacted the commission revenues derived from our retail clients during 2012.

Commissions – For the year ended December 31, 2012, commission revenues decreased 2.5% to $361.9 million from $371.0 million in 2011. The decrease in commission revenues is primarily attributable to a decrease in agency transactions, primarily equities and insurance products.

Principal transactions – For the year ended December 31, 2012, principal transactions revenues increased 8.7% to $225.0 million from $207.0 million in 2011. The increase in principal transactions revenues is primarily attributable to increased volumes in fixed income products from 2011.

Asset management and service fees – For the year ended December 31, 2012, asset management and service fees increased 12.8% to $257.3 million from $228.0 million in 2011. The increase is primarily a result of an increase in assets under management in our fee-based accounts. The value of assets in fee-based accounts increased 25.6% from December 31, 2011, of which 31.6% is attributable to net inflows and 68.4% is attributable to market appreciation. The number of fee-based accounts at December 31, 2012 increased 15.2% from December 31, 2011. The following table summarizes the changes in our assets in fee-based accounts for the year ended December 31, 2012 (in thousands):

Assets in fee-based accounts:
Balance at December 31, 2011	$18,415,613
Inflows	855,774
Market appreciation	1,849,781

Balance at December 31, 2012	$21,121,168

Interest – For the year ended December 31, 2012, interest revenue increased 22.8% to $97.0 million from $79.0 million in 2011. The increase in interest revenue is primarily attributable to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Statistical Disclosure by Bank Holding Company” below for a further discussion of net interest income at Stifel Bank.

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, increased 121.3% to $44.9 million from $20.3 million in 2011. See “Investment banking” in the Institutional Group segment discussion for information on the changes in investment banking revenues.

Other income – For the year ended December 31, 2012, other income increased 8.3% to $23.2 million from $21.4 million in 2011. The increase in other income is primarily attributable to an increase in mortgage banking fees due to the increase in loan originations and sales at Stifel Bank and an increase in investment gains from 2011.

Interest expense – For the year ended December 31, 2012, interest expense decreased 19.0% to $17.7 million from $21.9 million in 2011. The decrease in interest expense is primarily attributable to a decrease in interest expense on the interest-bearing liabilities at Stifel Bank, as a result of lower interest rates. See “Statistical Disclosure by Bank Holding Company” below for a further discussion of net interest income at Stifel Bank.

NON-INTEREST EXPENSES

For the year ended December 31, 2012, Global Wealth Management non-interest expenses increased 8.0% to $724.9 million from $671.0 million in 2011.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group during 2012. As of December 31, 2012, we had 307 branch offices compared to 291 at December 31, 2011. In addition, since December 31, 2011, we have added 172 financial advisors and 217 support staff.

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 9.4% to $576.7 million from $527.2 million in 2011. The increase in compensation and benefits expense is principally due to increased variable compensation as a result of increased production due to the growth in the number of financial advisors and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues of 58.2% remained unchanged from 2011.

Transition pay was $63.1 million (6.4% of net revenues) for the year ended December 31, 2012, compared to $58.3 million (6.4% of net revenues) in 2011.

Occupancy and equipment rental – For the year ended December 31, 2012, occupancy and equipment rental expense increased 2.6% to $63.1 million from $61.5 million in 2011. The increase is primarily due to the increase in rent and depreciation expense as a result of an increase in branch offices.

Communications and office supplies – For the year ended December 31, 2012, communications and office supplies expense increased 6.0% to $36.1 million from $34.1 million in 2011. The increase is primarily attributable to increased telecommunications costs resulting from the growth of the business.

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

Other operating expenses – For the year ended December 31, 2012, other operating expenses decreased 1.5% to $35.9 million from $36.5 million in 2011. The decrease in other operating expenses is primarily attributable to a reduction in legal expenses and professional fees from 2011, offset by an increase in license and registration fees and subscriptions as a result of continued growth.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2012, income before income taxes increased $32.7 million, or 14.0%, to $266.7 million from $234.0 million in 2011. Profit margins have improved as a result of the increase in revenue growth, improved productivity, and a reduction in other operating expenses. The increase in profit margins is primarily attributable to the elimination of start-up costs and efficiencies gained at the new branches opened during 2011.

The information required by Securities Act Guide 3 – Statistical Disclosure by Bank Holding Company is presented below:

I.	Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Rate Differential

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	For the Year Ended
	December 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$289,553	$726	0.25%	$151,362	$364	0.24%
U.S. government agency securities	—	—	—	—	—	—
State and municipal securities:
Taxable	113,111	3,938	3.48	119,696	5,202	4.35
Tax-exempt[1]	74,947	1,735	2.32	9,277	252	2.72
Mortgage-backed securities	1,248,150	28,685	2.30	757,890	19,260	2.54
Corporate fixed income securities	549,711	12,177	2.22	524,572	12,253	2.34
Asset-backed securities	740,426	15,590	2.11	431,030	8,858	2.06
Federal Home Loan Bank (“FHLB”) and other capital stock	4,198	30	0.71	2,850	40	1.40
Loans[2]	1,122,086	35,868	3.27	736,283	24,085	3.27
Loans held for sale	81,546	2,740	3.36	134,668	4,550	3.38

Total interest-earning assets (3)	4,224,407	$101,489	2.42%	2,867,628	$74,864	2.60%
Cash and due from banks	8,126			7,088
Other non interest-earning assets	66,195			73,521

Total assets	$4,298,728			$2,948,237

Liabilities and stockholders’ equity:
Deposits:
Money market	$3,844,984	$10,781	0.28%	$2,606,605	$14,892	0.57%
Time deposits	43,288	908	2.10	1,546	44	2.86
Demand deposits	72,091	45	0.06	49,869	63	0.13
Savings	2,683	5	0.20	4,410	2	0.05
FHLB advances	4,356	36	0.81	3,093	12	0.38

Total interest-bearing liabilities[3]	3,967,402	11,775	0.30	2,665,523	15,013	0.56
Non interest-bearing deposits	11,182			21,060
Other non interest-bearing liabilities	24,088			41,867

Total liabilities	4,002,672			2,728,450
Stockholders’ equity	296,056			219,787

Total liabilities and stockholders’ equity	$4,298,728			$2,948,237

Net interest margin		$89,714	2.14%		$59,851	2.08%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	For the Year Ended December 31, 2011
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$108,936	$258	0.24%
U.S. government agency securities	9,373	161	1.72
State and municipal securities:
Taxable	79,290	3,915	4.94
Tax-exempt[1]	2,943	99	3.36
Mortgage-backed securities	769,317	22,780	2.96
Corporate fixed income securities	326,451	8,629	2.64
Asset-backed securities	68,980	1,577	2.29
FHLB and other capital stock	2,557	56	2.19
Loans[2]	494,639	16,791	3.39
Loans held for sale	75,197	2,704	3.60

Total interest-earning assets[3]	1,937,683	$56,970	2.94%
Cash and due from banks	6,685
Other non interest-earning assets	50,747

Total assets	$1,995,115

Liabilities and stockholders’ equity:
Deposits:
Money market	$1,767,724	$16,608	0.94%
Demand deposits	30,885	44	0.14
Time deposits	2,521	62	2.46
Savings	34	—	—
FHLB advances	4,380	17	0.39

Total interest-bearing liabilities[3]	1,805,544	$16,731	0.93
Non interest-bearing deposits	13,404
Other non interest-bearing liabilities	28,361

Total liabilities	1,847,309
Stockholders’ equity	147,806

Total liabilities and stockholders’ equity	$1,995,115

Net interest margin		$40,239	2.08%

[1]	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
[2]	Loans on non-accrual status are included in average balances.
[3]	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

For the year ended December 31, 2013, interest revenue of $101.5 million was generated from weighted-average interest-earning assets of $4.2 billion at a weighted-average interest rate of 2.42%. For the year ended December 31, 2012, interest revenue of $74.9 million was generated from weighted-average interest-earning assets of $2.9 billion at a weighted-average interest rate of 2.60%. For the year ended December 31, 2011, interest revenue of $57.0 million was generated from weighted-average interest-earning assets of $1.9 billion at a weighted-average interest rate of 2.94%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits, and other interest expense. The average balance of interest-bearing liabilities during the year ended December 31, 2013, was $4.0 billion at a weighted-average interest rate of 0.30%. The average balance of interest-bearing liabilities during the year ended December 31, 2012, was $2.7 billion at a weighted-average interest rate of 0.56%. The average balance of interest-bearing liabilities during the year ended December 31, 2011, was $1.8 billion at a weighted-average interest rate of 0.93%.

The growth in Stifel Bank has been primarily funded by the growth in deposits associated with brokerage customers of Stifel. At December 31, 2013, the balance of Stifel brokerage customer deposits at Stifel Bank was $4.3 billion compared to $3.3 billion at December 31, 2012.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods indicated (in thousands):

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$346	$16	$362	$102	$4	$106
U.S. government agency securities	—	—	—	(80)	(81)	(161)
State and municipal securities:
Taxable	(274)	(990)	(1,264)	1,682	(395)	1,287
Tax-exempt	1,525	(42)	1,483	175	(22)	153
Mortgage-backed securities	11,421	(1,996)	9,425	(344)	(3,176)	(3,520)
Corporate fixed income securities	572	(648)	(76)	4,726	(1,102)	3,624
Asset-backed securities	6,510	222	6,732	7,424	(143)	7,281
FHLB and other capital stock	7	(17)	(10)	8	(24)	(16)
Loans	11,814	(31)	11,783	7,927	(633)	7,294
Loans held for sale	(1,785)	(25)	(1,810)	2,018	(172)	1,846

	$30,136	$(3,511)	$26,625	$23,638	$(5,744)	$17,894

Interest expense:
Deposits:
Money market	$5,336	$(9,447)	$(4,111)	$6,190	$(7,906)	$(1,716)
Time deposits	872	(8)	864	(31)	13	(18)
Demand deposits	22	(40)	(18)	25	(6)	19
Savings	4	(1)	3	—	2	2
FHLB advances	2	22	24	(5)	—	(5)

	$6,236	$(9,474)	$(3,238)	$6,179	$(7,897)	$(1,718)

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

II. Investment Portfolio

The following tables provide a summary of the amortized cost and fair values of the available-for-sale and held-to-maturity securities for the periods indicated (in thousands):

	December 31, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
(2)	Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

	December 31, 2011
	Amortized cost	Gross unrealized gains[1]	Gross unrealized losses[1]	Estimated fair value
Available-for-sale securities
U.S. government securities	$1,105	$—	$(2)	$1,103
State and municipal securities	82,256	4,979	(303)	86,932
Mortgage-backed securities:
Agency	396,952	8,469	(759)	404,662
Commercial	270,677	1,811	(978)	271,510
Non-agency	17,701	135	(376)	17,460
Corporate fixed income securities	409,503	2,108	(5,626)	405,985
Asset-backed securities	26,011	548	(70)	26,489

	$1,204,205	$18,050	$(8,114)	$1,214,141

Held-to-maturity securities (2)
Asset-backed securities	$122,148	$2,953	$(3,138)	$121,963
Corporate fixed income securities	55,544	56	(2,016)	53,584
Municipal auction rate securities	12,792	733	(1)	13,524

	$190,484	$3,742	$(5,155)	$189,071

[1]	Unrealized gains/(losses) related to available-for-sale securities are reported in other comprehensive income.
[2]	Held-to-maturity securities are carried on the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

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

We estimate the portion of loss attributable to credit using a discounted cash flow model. Key assumptions used in estimating the expected cash flows include default rates, loss severity, and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $20.3 million as of December 31, 2013, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The maturities and related weighted-average yields of available-for-sale and held-to-maturity securities at December 31, 2013, are as follows (in thousands, except rates):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government securities	$328	$744	$—	$—	$1,072
State and municipal securities	2,034	—	474	88,169	90,677
Mortgage-backed securities:
Agency	—	1,794	29,785	152,408	183,987
Commercial	9,236	—	39,773	162,237	211,246
Non-agency	—	908	—	3,711	4,619
Corporate fixed income securities	158,285	289,385	49,646	—	498,316
Asset-backed securities	—	5,091	356,358	404,087	766,336

	$170,883	$298,722	$476,036	$810,612	$1,756,253

Held-to-Maturity:
Mortgage-backed securities:
Agency	$10	$—	$—	$968,749	$968,759
Commercial	—	—	59,404	—	59,404
Asset-backed securities	—	—	—	228,623	228,623
Corporate fixed income securities	—	55,329	—	—	55,329

	$10	$55,329	$59,404	$1,197,373	$1,312,115

Weighted-average yield[2]	2.58%	2.06%	2.09%	2.26%	2.23%

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
[2]	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

We did not hold securities from any single issuer that exceeded ten percent of our shareholders’ equity at December 31, 2013.

III. Loan Portfolio

The following table presents the balance and associated percentage of each major loan category in Stifel Bank’s loan portfolio for the periods indicated (in thousands):

	As of December 31,
	2013	2012	2011	2010	2009
Commercial and industrial	$552,333	$300,034	$186,996	$41,965	$11,294
Consumer	509,484	425,382	371,399	266,806	227,436
Residential real estate	372,789	65,657	51,755	49,550	52,086
Home equity lines of credit	16,327	19,531	24,086	30,966	33,369
Commercial real estate	12,284	12,805	3,107	1,637	10,152
Construction and land	490	510	514	524	952

	1,463,707	823,919	637,857	391,448	335,289
Unamortized loan origination costs, net of loan fees	(47,020)	(1,207)	(421)	392	1,556
Loans in process	334	1,370	4	233	14
Allowance for loan losses	(12,668)	(8,145)	(5,300)	(2,331)	(1,702)

	$1,404,353	$815,937	$632,140	$389,742	$335,157

The maturities of the loan portfolio at December 31, 2013, are as follows (in thousands):

Within 1 Year	1-5 Years	Over 5 Years	Total
$17,143	$411,136	$1.037,859	$1,466,138

The sensitivity of loans with maturities in excess of one year at December 31, 2013, is as follows (in thousands):

	1-5 Years	Over 5 Years	Total
Fixed rate loans	$74,698	$354,561	$429,259
Variable or adjustable rate loans	336,438	683,298	1.019,736

	$411,136	$1,037,859	$1,448,995

Changes in the allowance for loan losses at Stifel Bank were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses, beginning of period	$8,145	$5,300	$2,331	$1,702	$2,448
Provision for loan losses	8,842	3,004	2,925	460	604
Charge-offs:
Commercial and industrial	(3,864)
Residential real estate	(501)	(254)	(5)	(216)	(213)
Construction and land	—	—	—	—	(859)
Commercial real estate	—	—	(5)	—	(294)
Other	(7)	—	—	(2)	(25)
Total charge-offs	(4,372)	(254)	(10)	(218)	(1,391)
Recoveries	53	95	54	387	41

Allowance for loan losses, end of period	$12,668	$8,145	$5,300	$2,331	$1,702

Net charge-offs to average bank loans outstanding, net	0.40%	0.02%	(0.01)%	(0.05)%	0.58%

The following is a breakdown of the allowance for loan losses by type for the periods indicated (in thousands, except rates):

	December 31, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$9,832	37.7%	$5,450	36.4%
Consumer	892	34.8	647	51.6
Residential real estate	408	25.5	408	8.0
Commercial real estate	198	0.8	691	1.5
Home equity lines of credit	174	1.1	195	2.4
Construction and land	12	0.1	13	0.1
Qualitative	1,152	—	741	—

	$12,668	100.0%	$8,145	100.0%

	December 31, 2011		December 31, 2010
	Balance	Percent[1]	Balance	Percent(1)
Commercial and industrial	$2,595	29.3%	$696	10.7%
Commercial real estate	633	0.5	278	0.4
Consumer	510	58.2	288	68.2
Residential real estate	679	8.1	681	12.7
Home equity lines of credit	—	—	—	—
Construction and land	—	—	—	—
Qualitative	883	3.9	388	8.0

	$5,300	100.0%	$2,331	100.0%

[1]	Loan category as a percentage of total loan portfolio.

	December 31, 2009
	Balance	Percent[1]
Commercial and industrial	$321	3.4%
Residential real estate	619	15.8
Commercial real estate	610	3.0
Consumer	152	77.8
Qualitative	—	—

	$1,702	100.0%

[1]	Loan category as a percentage of total loan portfolio.

A loan is determined to be impaired usually when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2013, we had $1.5 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. At December 31, 2012, 2011, 2010, and 2009, we had $1.8 million, $2.5 million, $1.5 million, and $1.9 million of non-accrual loans, respectively, which included $1.6 million, $0.3 million, $0.4 million, and $0.5 million of trouble debt restructurings, respectively, for which there was a specific allowance of $0.6 million, $0.6 million, $0.2 million, and $0.1 million, respectively.

The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2013, 2012, 2011, 2010, and 2009, were insignificant to the consolidated financial statements.

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

V. Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. The average balances of deposits and the associated weighted-average interest rates for the periods indicated are as follows (in thousands, except percentages):

	Year Ended December 31,
	2013		2012		2011
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Demand deposits (interest bearing)	$3,847,886	0.30%	$2,656,474	0.56%	$1,798,609	0.93%
Certificates of deposit (time deposits)	$43,288	2.10%	$1,546	2.86%	$2,521	2.46%
Demand deposits (non-interest bearing)	$69,189	*	$21,060	*	$13,404	*
Savings accounts	$2,683	0.20%	$4,410	0.05%	$34	—%

*	Not applicable.

Scheduled maturities of certificates of deposit greater than $100,000 at December 31, 2013, were as follows (in thousands):

0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
$20,636	$29,839	$25,102	$45,328	$120,905

VI. Return on Equity and Assets

	Year Ended December 31,
	2013	2012	2011
Return on assets (net income as a percentage of average total assets)	1.94%	2.24%	1.78%
Return on equity (net income as a percentage of average shareholders’ equity)	8.50%	9.83%	6.54%
Dividend payout ratio[1]	—%	—%	—%
Equity to assets ratio (average shareholders’ equity as a percentage of average total assets)	22.93%	22.86%	27.22%

[1]	We did not declare or pay any dividends during 2013, 2012, or 2011.

VII. Short-Term Borrowings

The following is a summary of our short-term borrowings for the periods indicated (in thousands, except rates):

	Short-Term Borrowings	Stock Loan
Year Ended December 31, 2013:
Amount outstanding at December 31, 2013	$55,700	$40,101
Weighted-average interest rate thereon	1.22%	0.16%
Maximum amount outstanding at any month-end	$546,200	$176,771
Average amount outstanding during the year	$252,948	$91,194
Weighted-average interest rate thereon	1.26%	0.17%

Year Ended December 31, 2012:
Amount outstanding at December 31, 2012	$304,700	$19,218
Weighted-average interest rate thereon	1.14%	0.24%
Maximum amount outstanding at any month-end	$319,400	$175,662
Average amount outstanding during the year	$184,413	$137,284
Weighted-average interest rate thereon	1.10%	0.16%

Year Ended December 31, 2011:
Amount outstanding at December 31, 2011	$199,400	$124,711
Weighted-average interest rate thereon	1.17%	0.17%
Maximum amount outstanding at any month-end	$310,600	$176,210
Average amount outstanding during the year	$199,613	$124,130
Weighted-average interest rate thereon	1.15%	0.30%

Results of Operations – Institutional Group

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change		As a Percentage of Net Revenues for the Year Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013	2012	2011
Revenues:
Commissions	$188,712	$139,564	$177,700	35.2%	(21.5)%	21.9%	23.1%	36.4%
Principal transactions	232,880	183,927	139,309	26.6	32.0	27.0	30.4	28.6
Capital raising	200,732	140,842	90,804	42.5	55.1	23.3	23.3	18.6
Advisory	201,928	95,519	74,551	111.4	28.1	23.5	15.8	15.3

Investment banking	402,660	236,361	165,355	70.4	42.9	46.8	39.1	33.9
Interest	18,544	9,737	7,643	90.4	27.4	2.2	1.6	1.6
Other income	30,876	41,151	2,337	(25.0)	*	3.6	6.8	0.5

Total revenues	873,672	610,740	492,344	43.1	24.0	101.5	101.0	101.0
Interest expense	12,514	6,086	4,701	105.6	29.5	1.5	1.0	1.0

Net revenues	861,158	604,654	487,643	42.4	24.0	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	536,870	380,185	312,046	41.2	21.8	62.3	62.9	64.0
Occupancy and equipment rental	46,004	25,524	21,167	80.2	20.6	5.3	4.2	4.3
Communication and office supplies	48,378	31,331	28,502	54.4	9.9	5.6	5.2	5.9
Commissions and floor brokerage	22,039	16,611	13,692	32.7	21.3	2.6	2.7	2.8
Other operating expenses	76,978	49,516	47,921	55.5	3.3	8.9	8.2	9.8

Total non-interest expenses	730,269	503,167	423,328	45.1	18.9	84.7	83.2	86.8

Income before income taxes	$130,889	$101,487	$64,315	29.0%	57.8%	15.3%	16.8%	13.2%

*	Percentage not meaningful.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

NET REVENUES

For the year ended December 31, 2013, Institutional Group net revenues from continuing operations increased 42.4% to $861.2 million from $604.7 million in 2012. The increase in net revenues for the year ended December 31, 2013 over the comparable period in 2012 is primarily attributable to an increase in advisory fees; higher equity institutional brokerage revenues; an increase in equity capital raising revenues; and higher fixed income institutional brokerage revenues.

The increase in net revenues was impacted by the following factors: 1) our merger with KBW; 2) the acquisition of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group; and 3) the acquisition of Miller Buckfire.

Commissions – For the year ended December 31, 2013, commission revenues increased 35.2% to $188.7 million from $139.6 million in 2012.

Principal transactions – For the year ended December 31, 2013, principal transactions revenues increased 26.6% to $232.9 million from $183.9 million in 2012.

For the year ended December 31, 2013, equity institutional brokerage revenues increased 53.6% to $232.4 million from $151.3 million in 2012. The increase is primarily attributable to an increase in trading activity as a result of market volatility.

For the year ended December 31, 2013, fixed income institutional brokerage revenues increased 9.9% to $189.2 million from $172.2 million in 2012. The increase is primarily attributable to an increase in fixed income trading volumes, which were positively impacted by the addition of sales and trading teams from Knight Capital Group.

Investment banking – For the year ended December 31, 2013, investment banking revenues increased 70.4% to $402.7 million from $236.4 million in 2012. The increase is attributable to an increase in advisory fee revenues over 2012. Our investment banking revenues were positively impacted by our acquisition of KBW, Inc. and Miller Buckfire.

For the year ended December 31, 2013, capital raising revenues increased 42.5% to $200.7 million from $140.8 million 2012.

For the year ended December 31, 2013, equity capital raising revenues increased 74.3% to $142.6 million from $81.8 million in 2012. The increase was primarily attributable to an increase in the number of transactions over 2012. During the year ended December 31, 2013, we were involved, as manager or co-manager, in 326 equity underwritings compared to 170 equity underwritings during 2012.

For the year ended December 31, 2013, fixed income capital raising revenues decreased 1.6% to $58.1 million from $59.0 million in 2012. The decrease for the year ended December 31, 2013 from 2012 is primarily attributable to a decrease in the municipal bond origination business.

For the year ended December 31, 2013, strategic advisory fees increased 111.4% to $201.9 million from $95.5 million in 2012. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over 2012.

Interest – For the year ended December 31, 2013, interest revenue increased 90.4% to $18.5 million from $9.7 million in 2012. The increase in interest revenue is primarily attributable to increased levels of inventory to support the growth of our fixed income sales and trading business.

Other income – For the year ended December 31, 2013, other income decreased 25.0% to $30.9 million from $41.2 million in 2012. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during the third quarter of 2012, offset by gains recorded on the sale of certain aircraft and lease revenue from the operations of East Shore Aircraft LLC.

Interest expense – For the year ended December 31, 2013, interest expense increased 105.6% to $12.5 million from $6.1 million in 2012. The increase in interest expense is primarily attributable to increased inventory levels.

NON-INTEREST EXPENSES

For the year ended December 31, 2013, Institutional Group non-interest expenses from continuing operations increased 45.1% to $730.3 million from $503.2 million in 2012.

The increase in non-interest expenses was impacted by the following factors: 1) our merger with KBW; 2) the acquisition of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group; and 3) the acquisition of Miller Buckfire. We have added 454 revenue producers and 161 support staff since December 31, 2012. The employee additions since December 31, 2012 include 220 revenue producers and 181 support staff from our acquisitions of KBW, Inc., the Knight Capital Fixed Income business, and Miller Buckfire.

Compensation and benefits – For the year ended December 31, 2013, compensation and benefits expense increased 41.2% to $536.9 million from $380.2 million in 2012. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 62.3% for the year ended December 31, 2013, compared to 62.9% for the year ended December 31, 2012.

Occupancy and equipment rental – For the year ended December 31, 2013, occupancy and equipment rental expense increased 80.2% to $46.0 million from $25.5 million in 2012. The increase is primarily due to the increase in office locations from 32 at December 31, 2012 to 40 at December 31, 2013.

Communications and office supplies – For the year ended December 31, 2013, communications and office supplies expense increased 54.4% to $48.4 million from $31.3 million in 2012. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2013, commissions and floor brokerage expense increased 32.7% to $22.0 million from $16.6 million in 2012. The increase is primarily attributable to an increase in trading activity.

Other operating expenses – For the year ended December 31, 2013, other operating expenses increased 55.5% to $77.0 million from $49.5 million in 2012. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, dues and subscriptions, and merger-related legal expenses.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2013, income before income taxes for the Institutional Group segment increased 29.0% to $130.9 million from $101.5 million in 2012. Profit margins (income before income taxes as a percentage of net revenues) for the year ended December 31, 2013 have been impacted by an increase in net revenues, offset by an increase in non-compensation operating expenses.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

NET REVENUES

For the year ended December 31, 2012, Institutional Group net revenues increased 24.0% to $604.7 million from $487.6 million in 2011. The increase in net revenues is primarily attributable to (1) higher investment banking revenues as a result of an increase in fixed income capital-raising revenues, which is primarily attributable to strong public finance activity and our acquisition of Stone & Youngberg in 2011; (2) increased advisory fees as a result of improved M&A activity; (3) increased fixed income institutional brokerage revenues as a result of strong trading volumes and tighter credit spreads; and (4) gains recognized on our investment in Knight Capital Group, Inc. The increase was offset by a decrease in equity institutional brokerage revenues, which has been negatively impacted by the difficult market environment.

Commissions – For the year ended December 31, 2012, commission revenues decreased 21.5% to $139.6 million from $177.7 million in 2011.

Principal transactions – For the year ended December 31, 2012, principal transactions revenues increased 32.0% to $183.9 million from $139.3 million in 2011.

For the year ended December 31, 2012, fixed income institutional brokerage revenues increased 19.2% to $172.2 million from $144.4 million in 2011. The increase in fixed income institutional brokerage revenues is primarily attributable to improved fixed income trading volumes, tighter credit spreads, and to our acquisition of Stone & Youngberg in 2011.

For the year ended December 31, 2012, equity institutional brokerage revenues decreased 12.3% to $151.3 million from $172.6 million during 2011. The decrease in equity institutional brokerage revenues is primarily attributable to the challenging conditions in the equity capital markets.

Investment banking – For the year ended December 31, 2012, investment banking revenues increased 42.9% to $236.4 million from $165.4 million in 2011. The increase in investment banking revenues is primarily attributable to an increase in fixed income capital-raising revenues, advisory fee revenues, and equity capital-raising revenues from 2011.

For the year ended December 31, 2012, capital-raising revenues increased 55.1% to $140.8 million from $90.8 million in 2011.

For the year ended December 31, 2012, fixed income capital-raising revenues increased 121.3% to $59.0 million from $26.7 million in 2011. The increase in fixed income capital-raising revenues is primarily attributable to an increase in the municipal bond origination business. For the year ended December 31, 2012, we were involved, as manager or co-manager, in 1,068 tax-exempt issues compared to 1,006 issues during 2011. The increase in the number of deals we were involved in during 2012 is primarily attributable to our acquisition of Stone & Youngberg in 2011.

For the year ended December 31, 2012, equity capital-raising revenues increased 27.6% to $81.8 million from $64.1 million in 2011. The increase is primarily attributable to an increase in capital raising activity during 2012. During the year ended December 31, 2012, we were involved, as manager or co-manager, in 170 equity underwritings compared to 123 equity underwritings during 2011.

For the year ended December 31, 2012, strategic advisory fees increased 28.1% to $95.5 million from $74.6 million in 2011. The increase in strategic advisory fees is primarily attributable to an increase in the number and size of M&A transactions.

Other income – For the year ended December 31, 2012, other income increased $38.8 million to $41.2 million from $2.3 million during the comparable period in 2011. The increase in other income is primarily attributable a $39.0 million gain recognized on our investment in Knight Capital Group, Inc. during 2012.

NON-INTEREST EXPENSES

For the year ended December 31, 2012, Institutional Group non-interest expenses increased 18.9% to $503.2 million from $423.3 million in 2011. The fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 226 revenue producers and support staff since December 31, 2011.

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 21.8% to $380.2 million from $312.0 million in 2011. The increase in compensation and benefits expense is primarily due to increased compensation as a result of the growth of the business, including the additional incentive compensation associated with investment gains on our holdings in Knight Capital Group, Inc., and fixed compensation for the additional administrative support staff.

Compensation and benefits expense as a percentage of net revenues was 62.9% for the year ended December 31, 2012, compared to 64.0% for the year ended December 31, 2011.

Occupancy and equipment rental – For the year ended December 31, 2012, occupancy and equipment rental expense increased 20.6% to $25.5 million from $21.2 million in 2011. The increase in occupancy and equipment rental expense is primarily attributable to the increase in office locations.

Communications and office supplies – For the year ended December 31, 2012, communications and office supplies expense increased 9.9% to $31.3 million from $28.5 million in 2011. The increase in communications and office supplies expense is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the year ended December 31, 2012, commissions and floor brokerage expense increased 21.3% to $16.6 million from $13.7 million during the comparable period in 2011. The increase in commissions and floor brokerage expense is primarily attributable to an increase in fixed income trading volumes over the comparable periods in 2011.

Other operating expenses – For the year ended December 31, 2012, other operating expenses increased 3.3% to $49.5 million from $47.9 million in 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees and subscriptions as a result of the continued growth of the business, offset by a reduction in conference and travel expenses, legal expenses, and professional fees from the comparable periods in 2011.

INCOME BEFORE INCOME TAXES

For the year ended December 31, 2012, income before income taxes for the Institutional Group segment increased 57.8%, or $37.2 million, to $101.5 million from $64.3 million in 2011. Profit margins have improved as a result of the increase in revenue growth and improved productivity.

Results of Operations – Other Segment

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net revenues	$(4,891)	$(2,138)	$458	(128.7)%	* %
Non-interest expenses:
Compensation and benefits	125,835	53,212	48,013	136.5	10.8
Other operating expenses	114,506	83,059	112,605	37.9	(26.2)

Total non-interest expenses	240,341	136,271	160,618	76.4	(15.2)

Loss before income taxes	$(245,232)	$(138,409)	$(160,160)	77.2%	(13.6)%

*	Percentage is not meaningful.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Net revenues – For the year ended December 31, 2013, net revenues decreased $2.8 million from 2012. Net revenues for the year ended December 31, 2013 was negatively impacted by the interest expense associated with our December 2012 issuance of $150.0 million of 5.375% senior notes, offset by an increase in investment gains over the comparable period in 2012.

Compensation and benefits – For the year ended December 31, 2013, compensation and benefits expense increased 136.5% to $125.8 million from $53.2 million in 2012. The increase is principally due to the following: 1) an increase in fixed compensation for the additional administrative support staff; and 2) the expensing of stock awards issued to employees as retention as part of the acquisitions of the Knight Capital Fixed Income business and KBW, Inc.

On the respective closing dates of the acquisitions of KBW, Inc. and the Knight Capital Fixed Income business, we granted restricted stock units to certain employees as retention. There are no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant, which resulted in in a non-cash charge (pre-tax) during the year ended December 31, 2013 of $49.3 million.

Other operating expenses – For the year ended December 31, 2013, other operating expenses increased 37.9% to $114.5 million from $83.1 million in 2012. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our acquisitions of the Knight Capital Fixed Income business, KBW, Inc., and Miller Buckfire.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net revenues – For the year ended December 31, 2012, net revenues decreased $2.6 million from 2011. Net revenues primarily consist of rental income and investment gains, offset by interest expense associated with our senior notes. The decrease in net revenues is primarily attributable to an increase in interest expense associated with our January 2012 issuance of $175.0 million of 6.70% senior notes.

Compensation and benefits – For the year ended December 31, 2012, compensation and benefits expense increased 10.8% to $53.2 million from $48.0 million in 2011. The increase in compensation and benefits expense is primarily attributable to the following: 1) increased fixed compensation for the additional administrative support staff, and 2) an increase in deferred compensation expense as a result of the acceleration of the vesting period for unit grants awarded to newly retirement-eligible employees during the first quarter of 2012.

Other operating expenses – For the year ended December 31, 2012, other operating expenses decreased 25.5% to $83.1 million from $112.6 million in 2011, which included $47.5 million related to litigation-related expenses associated with the civil lawsuit and related regulatory investigation in connection with the ongoing matter with five Southeastern Wisconsin school districts. Excluding these expenses, other operating expenses for the year ended December 31, 2012, increased 28.7% over 2011. The increase in other operating expenses is primarily attributable to an increase in license and registration fees, professional fees, and subscriptions as a result of the continued growth of the business, offset by a reduction in legal expenses and travel expenses from 2011.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. Total assets of $9.0 billion at December 31, 2013, were up 29.3% over December 31, 2012. The increase is primarily attributable to increases in (1) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, (2) bank loans, (3) cash and cash equivalents, and (4) the recognition of goodwill associated with our acquisitions KBW, Inc., and ZLCM. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of December 31, 2013, our liabilities were comprised primarily of short-term borrowings of $55.7 million, senior notes of $325.0 million, trust preferred securities of $82.5 million, deposits of $4.7 billion at Stifel Bank, and payables to customers of $318.9 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $623.6 million. To meet our obligations to clients and operating needs, we had $716.6 million in cash and cash equivalents at December 31, 2013. We also had client brokerage receivables of $530.4 million at Stifel and $1.5 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents increased $312.6 million to $716.6 million at December 31, 2013, from $403.9 million at December 31, 2012. Operating activities provided $702.2 million of cash primarily due to net income recognized in 2013, the net effect of non-cash items, a decrease in operating assets, and an increase in operating liabilities. Investing activities used cash of $1.1 billion due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, increases in our bank loans, purchases of investment securities, current year acquisitions, and fixed asset purchases, partially offset by proceeds from the maturity of available-for-sale securities, sale of investments, and bank customer loan repayments. Financing activities provided cash of $716.6 million principally due to the increase in affiliated deposits, partially offset by repayments of our short-term borrowings and non-recourse debt, and repurchases of our common stock.

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

Our bank assets consist principally of available-for-sale and held-to-maturity securities, retained loans, and cash and cash equivalents. Stifel Bank’s current liquidity needs are generally met through deposits from brokerage clients and equity capital. We monitor the liquidity of Stifel Bank daily to ensure its ability to meet customer deposit withdrawals, maintain reserve requirements, and support asset growth.

As of December 31, 2013, we had $9.0 billion in assets, $5.3 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	December 31,
	2013	2012	Avg. Conversion
Cash and cash equivalents	$716,560	$403,941
Receivables from brokers, dealers, and clearing organizations	381,122	276,224	3 days
Securities purchased under agreements to resell	225,075	158,695	1 day
Financial instruments owned at fair value	779,214	763,025	5 days
Available-for-sale securities at fair value	1,756,253	1,625,168	3 days
Held-to-maturity securities at amortized cost	1,312,115	708,008	10 days
Investments	117,028	192,686	5 days

Total cash and assets readily convertible to cash	$5,287,367	$4,127,747

As of December 31, 2013 and 2012, the amount of collateral by asset class is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$43,104	$—	$45,929	$—
Financial instruments owned at fair value	263,809	686,997	140,346	607,586
Available-for-sale securities at fair value	—	504,100	—	613,795
Investments	—	51,051	—	63,430

	$306,913	$1,242,148	$186,275	$1,284,811

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

Liquidity Risk Management

Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements, and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions, and tenor) or availability of other types of secured financing may change. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products.

As a holding company, whereby all of our operations are conducted through our subsidiaries, our cash flow and our ability to service our debt, including the notes, depend upon the earnings of our subsidiaries. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on the notes or to provide us with funds to pay our obligations, whether by dividends, distributions, loans, or other payments.

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

The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector, and our credit rating. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. As a result of any future concerns about the stability of the markets generally and the strength of counterparties specifically, lenders may from time to time curtail, or even cease to provide, funding to borrowers.

Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material business impact. The principal elements of our liquidity management framework are: (a) daily monitoring of our liquidity needs at the holding company and significant subsidiary level; (b) stress testing the liquidity positions of Stifel Nicolaus and Stifel Bank; and (c) diversification of our funding sources.

Monitoring of liquidity – Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk, and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring, and controlling the impact that our business activities have on our financial condition, liquidity, and capital structure as well as maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity stress testing (Stifel Bank) – Stifel Bank performs two primary stress tests on its liquidity position. These stress tests are based on the following company-specific stresses: (1) the amount of deposit run-off that Stifel Bank could withstand over a one-month period of time based on its on-balance sheet liquidity and available credit, and (2) Stifel Bank’s ability to fund operations if all available credit were to be drawn immediately, with no additional available credit. The goal of these stress tests is to determine Stifel Bank’s ability to fund continuing operations under significant pressures on both assets and liabilities.

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At December 31, 2013, available cash and highly liquid investments comprised approximately 50% of Stifel Bank’s assets, which was well in excess of its internal target.

In addition to these stress tests, Stifel Bank management performs a daily liquidity review. The daily analysis provides Stifel Bank management with all major fluctuations in liquidity. The analysis also tracks the proportion of deposits that Stifel Bank is sweeping from its affiliated broker-dealer, Stifel. On a monthly basis, liquidity key performance indicators and compliance with liquidity policy limits are reported to the Board of Directors. Stifel Bank has not violated any internal liquidity policy limits.

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At December 31, 2013, we have $125.7 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents – We held $716.6 million of cash and cash equivalents at December 31, 2013, compared to $403.9 million at December 31, 2012. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale – We held $1.4 billion in available-for-sale investment securities at December 31, 2013, compared to $1.6 billion at December 31, 2012. As of December 31, 2013, the weighted-average life of the investment securities portfolio was approximately 4.2 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

We monitor the available-for-sale investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, and current market conditions. For debt securities, we also consider any intent to sell the security and the likelihood we will be required to sell the security before its anticipated recovery. We continually monitor the ratings of our security holdings and conduct regular reviews of our credit-sensitive assets.

Deposits – Deposits have become one of our largest funding sources. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit-gathering efforts through our existing private client network and through expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, and certificates of deposit (“CDs”).

As of December 31, 2013, we had $4.3 billion in deposits compared to $3.3 billion at December 31, 2012. The growth in deposits is primarily attributable to the increase in brokerage deposits held by the bank. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings – Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2013, totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $561.2 million during the year ended December 31, 2013. There are no compensating balance requirements under these arrangements.

At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $252.9 million, $184.4 million, and $199.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, at average daily interest rates of 1.26%, 1.10%, and 1.15%, respectively.

At December 31, 2013 and 2012, Stifel had a stock loan balance of $40.1 million and $19.2 million, respectively, at average daily interest rates of 0.16% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $91.2 million, $137.3 million, and $124.1 million during the years ended December 31, 2013, 2012, and 2011, respectively, at average daily effective interest rates of 0.17%, 0.16%, and 0.30%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings – Our committed short-term bank line financing at December 31, 2013, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

We can draw upon this line as long as certain restrictive covenants are maintained. Under our revolving credit facility, we are also required to maintain compliance with a minimum consolidated tangible net worth covenant under which we are required to have at all times a consolidated tangible net worth, as defined in the revolving credit facility, and a maximum consolidated total capitalization ratio covenant under which we are required to have at all times a consolidated total capitalization ratio, as defined in the revolving credit facility. In addition, Stifel, our broker-dealer subsidiary, is required to maintain compliance with a minimum regulatory net capital covenant of not less than 10% of aggregate debits, as defined in the revolving credit facility.

At December 31, 2013, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, and judgment defaults.

Federal Home Loan Bank Advances and other secured financing – Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $510.7 million at December 31, 2013, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel brokerage accounts, which are deposited into a money market account. These balances totaled $4.3 billion at December 31, 2013.

Public Offering of Senior Notes – On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “notes”). Interest on the notes accrue from January 23, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes, in whole or in part on or after January 15, 2015, at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $169.3 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2012, we received an initial credit rating from Standard & Poor’s Financial Services LLC of BBB-, along with a BBB- rating on the notes.

On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012, and will be paid quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes will mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2015, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions, and expenses, were used for general corporate purposes. In January 2013, we received a BBB- rating on the December 2012 Notes.

Credit Rating

We believe our current rating depends upon a number of factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification, and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit rating. A reduction in our credit rating could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets, or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all.

We believe our existing assets, most of which are liquid in nature, together with the funds from operations, available informal short-term credit arrangements, and our ability to raise additional capital will provide sufficient resources to meet our present and anticipated financing needs.

Use of Capital Resources – On February 15, 2013, we completed the purchase of all of the outstanding shares of common stock of KBW, Inc. (“KBW, Inc.”), a full-service investment bank specializing in the financial services industry based in New York, New York. The purchase was completed pursuant to the merger agreement dated November 5, 2012. Under the terms of the merger agreement, each share of common stock, including certain restricted stock, of KBW, Inc. issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive a combination of (i) cash consideration of $8.00 ($10.00 less the extraordinary dividend amount of $2.00) and (ii) stock consideration of 0.2143 a share of our common stock.

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

On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank (“Acacia Federal”), a one-branch community bank with approximately $514.4 million in total assets. Established in 1985, Acacia Federal is a federally chartered savings institution with one retail branch located in Falls Church, Virginia. Over 80% of Acacia Federal’s loan portfolio is originated single-family residential mortgages.

On November 30, 2013, we acquired Ziegler Capital Management, LLC, an asset management firm that provides investment solutions for institutions, mutual fund sub-advisory clients, municipalities, pension plans, Taft-Hartley plans, and individual investors.

On January 30, 2014, we entered into an agreement to acquire De La Rosa & Co., a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

TWP has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

The following table summarizes the activity related to our company’s demand note receivable from January 1, 2012 to December 31, 2013 (in thousands):

	December 31,
	2013	2012
Beginning balance	$179,284	$172,717
Notes issued – organic growth	51,646	63,948
Notes issued – acquisitions (1)	20,248	—
Amortization	(64,930)	(57,147)
Other	(1,790)	(234)

Ending balance	$184,458	$179,284

(1)	Notes issued in conjunction with the acquisitions of the U.S. institutional fixed income sales and trading business and the hiring of the European institutional fixed income sales and trading team from Knight Capital Group, Inc. in 2012.

We have paid $71.8 million in the form of upfront notes to financial advisors for transition pay during the year ended December 31, 2013. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five- to ten-year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and thereafter are $51.9 million, $42.0 million, $31.7 million, $20.2 million, $14.0 million, and $19.5 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At December 31, 2013, the total number of stock units outstanding was 17.7 million, of which 8.8 million were unvested. At December 31, 2013, there was unrecognized compensation cost for stock units of $253.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the years ended December 31, 2014, 2015, 2016, 2017, 2018, and thereafter are $59.8 million, $59.9 million, $46.7 million, $36.6 million, $22.1 million and $28.3 million, respectively. These estimates could change if our forfeitures change from historical levels.

Net Capital Requirements – We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from our subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. However, if distributions were to be limited in the future due to the failure of our subsidiaries to comply with the net capital rules or a change in the net capital rules, it could have a material and adverse affect to our company by limiting our operations that require intensive use of capital, such as underwriting or trading activities, or limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt, and/or repurchase our common stock. Our non-broker-dealer subsidiary, Stifel Bank, is also subject to various regulatory capital requirements administered by the federal banking agencies. Our broker-dealer subsidiaries and Stifel Bank have consistently operated in excess of their capital adequacy requirements.

At December 31, 2013, Stifel had net capital of $368.2 million, which was 58.8% of aggregate debit items and $355.7 million in excess of its minimum required net capital. At December 31, 2013, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At December 31, 2013, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA. At December 31, 2013, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 21 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

At December 31, 2013, Level 3 assets for which we bear economic exposure were $232.0 million or 8.1% of the total assets measured at fair value. During the year ended December 31, 2013, we recorded purchases of $78.0 million and sales and redemptions of $61.4 million of Level 3 assets. We transferred $0.8 million, net, out of Level 3 during the year ended December 31, 2013. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $9.4 million.

At December 31, 2012, Level 3 assets for which we bear economic exposure were $206.8 million or 7.7% of the total assets measured at fair value. During the year ended December 31, 2013, we recorded purchases of $87.0 million and sales and redemptions of $113.2 million of Level 3 assets. We transferred $4.7 million, net, out of Level 3 during the year ended December 31, 2013. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $3.1 million.

At December 31, 2013, Level 3 assets included the following: $125.7 million of auction rate securities and $106.2 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At December 31, 2013, we had commitments to invest in affiliated and unaffiliated investment partnerships of $12.4 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At December 31, 2013, we had goodwill of $727.3 million and intangible assets of $49.9 million.

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

Off-Balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 24 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Dilution

As of December 31, 2013, there were 159,748 shares of our common stock issuable on outstanding options, with an average weighted exercise price of $26.99, and 17,749,032 outstanding stock unit grants, with each unit representing the right to receive shares of our common stock at a designated time in the future. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. Of the outstanding restricted stock unit awards, 8,904,693 shares are currently vested and 8,844,339 are unvested. Assuming vesting requirements are met, the Company anticipates that 2,627,136 shares under these awards will be distributed in 2014, 2,082,677 will be distributed in 2015, 2,568,947 will be distributed in 2016, and the balance of 10,470,272 will be distributed thereafter.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Senior notes[1,2]	$325,000	$—	$—	$—	$—	$—	$325,000
Interest on senior notes	178,090	19,788	19,788	19,788	19,788	19,788	79.150
Debenture to Stifel Financial Capital Trust II3	35,000	$—	$—	$—	$—	$—	$35,000
Interest on debenture[3]	14,400	662	662	662	662	662	11,090
Debenture to Stifel Financial Capital Trust III[4]	35,000	—	—	—	—	—	35,000
Interest on debenture[4]	16,796	715	715	715	715	715	13,221
Debenture to Stifel Financial Capital Trust IV5	12,500	—	—	—	—	—	12,500
Interest on debenture[5]	5,998	255	255	255	255	255	4,723
Operating leases	449,058	65,936	67,126	59,908	51,006	40,823	164,249
Commitments to extend credit – Stifel Bank[6]	353,948	80,386	8,906	65,090	61,068	133,059	5,439
ARS repurchase[7]	18,250	—	18,250	—	—	—	—
Earn-out to Stone & Youngberg LLC[8]	40,705	20,882	19,823	—	—	—	—
Commitments to fund partnership interests	12,377	12,377	—	—	—	—	—
Commitments to fund BDCs	54,468	54,468	—	—	—	—	—
Certificates of deposit	241,481	157,692	63,625	12,825	4,038	2,999	302

	$1,793,071	$413,161	$199,150	$159,243	$137,532	$198,301	$685,684

1	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
2	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
3	Debenture to Stifel Financial Capital Trust II matures on September 30, 2035. The interest is payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum. Thereafter, interest rate assumes no increase.
4	Debenture to Stifel Financial Capital Trust III matures on June 6, 2037. The interest is payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.
5	Debenture to Stifel Financial Capital Trust IV matures on September 6, 2037. The interest is payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum. Thereafter, interest rate assumes no increase.
6	Commitments to extend credit include commitments to originate loans, outstanding standby letters of credit, and lines of credit which may expire without being funded and, as such, do not represent estimates of future cash flow.
7	TWP has entered into settlement and release agreements with certain customers, whereby it will purchase auction rate securities, at par, no later than December 31, 2015. The amounts estimated for repurchase assume no issuer redemptions. Issuer redemptions have been at par, and we expect this to continue.
8	Information concerning the Stone & Youngberg LLC transaction is included in Note 3 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $6.2 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 25 to the consolidated financial statements for a discussion of income taxes.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the year ended December 31, 2013, and the daily VaR at December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013			VaR Calculation at December 31,
	High	Low	Daily Average	2013	2012
Daily VaR	$11,863	$2,574	$5,567	$3,427	$4,653

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

The following table illustrates the estimated change in net interest margin at December 31, 2013, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	15.9%
+100	6.8%
0	0.00%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at December 31, 2013 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,242,406	$231,281	$40,031	$25,299
Securities	1,318,068	179,434	871,003	710,956
Interest-bearing cash	318,852	—	—	—

	$2,879,326	$410,715	$911,034	$736,255

Interest-bearing liabilities:
Transaction accounts and savings	$3,549,616	$125,125	$636,123	$111,866
Certificates of deposit	56,284	50,318	134,880	—
Borrowings	—	—	—	16,792

	$3,605,900	$175,443	$771,003	$128,658

GAP	(726,574)	235,272	140,031	607,597

Cumulative GAP	$(726,574)	$(491,302)	$(351,271)	$256,326

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion, and the fair value of the collateral that had been sold or repledged was $263.8 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Stifel Financial Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stifel Financial Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2014

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

	December 31,
(in thousands)	2013	2012
Assets
Cash and cash equivalents	$716,560	$403,941
Restricted cash	4,268	4,414
Cash segregated for regulatory purposes	35	128,031
Receivables:
Brokerage clients, net	530,402	487,761
Brokers, dealers, and clearing organizations	381,122	276,224
Securities purchased under agreements to resell	225,075	158,695
Financial instruments owned, at fair value (includes securities pledged of $686,997 and $607,586, respectively)	801,494	763,608
Available-for-sale securities, at fair value	1,756,253	1,625,168
Held-to-maturity securities, at amortized cost	1,312,115	708,008
Loans held for sale	109,110	214,531
Bank loans, net of allowance	1,404,353	815,937
Investments, at fair value	217,228	236,434
Fixed assets, net	106,446	141,403
Goodwill	727,336	419,393
Intangible assets, net	49,889	28,967
Loans and advances to financial advisors and other employees, net	184,458	179,284
Deferred tax assets, net	243,554	124,576
Other assets	239,172	249,765

Total Assets	$9,008,870	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

	December 31,
(in thousands, except share and per share amounts)	2013	2012
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$55,700	$304,700
Payables:
Brokerage clients	318,942	295,509
Brokers, dealers, and clearing organizations	58,135	33,211
Drafts	74,710	90,433
Securities sold under agreements to repurchase	263,809	140,346
Bank deposits	4,663,323	3,346,133
Financial instruments sold, but not yet purchased, at fair value	481,214	342,708
Accrued compensation	337,589	187,466
Accounts payable and accrued expenses	285,968	259,163
Corporate debt	325,000	383,992
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	6,946,890	5,466,161
Liabilities subordinated to claims of general creditors	3,131	5,318
Shareholders’ Equity:
Preferred stock—$1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock—$0.15 par value; authorized 97,000,000 shares; issued 63,744,074 and 54,967,858 shares, respectively	9,562	8,245
Additional paid-in-capital	1,544,143	1,100,137
Retained earnings	540,238	383,970
Accumulated other comprehensive income/(loss)	(35,030)	4,918

	2,058,913	1,497,270
Treasury stock, at cost, 1,330 and 77,577 shares, respectively	(64)	(2,505)
Unearned employee stock ownership plan shares, at cost, 0 and 24,405 shares, respectively	—	(104)

	2,058,849	1,494,661

Total Liabilities and Shareholders’ Equity	$9,008,870	$6,966,140

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Revenues:
Commissions	$598,949	$501,434	$548,733
Principal transactions	459,968	408,935	346,304
Investment banking	448,060	281,280	185,654
Asset management and service fees	305,639	257,981	228,831
Interest	142,539	108,705	89,199
Other income	64,659	69,148	19,651

Total revenues	2,019,814	1,627,483	1,418,372
Interest expense	46,368	33,370	25,304

Net revenues	1,973,446	1,594,113	1,393,068

Non-interest expenses:
Compensation and benefits	1,311,386	1,010,140	887,210
Occupancy and equipment rental	158,268	128,365	119,944
Communications and office supplies	99,726	79,406	74,037
Commissions and floor brokerage	37,225	29,610	25,423
Other operating expenses	181,612	116,845	148,305

Total non-interest expenses	1,788,217	1,364,366	1,254,919

Income from continuing operations before income tax expense	185,229	229,747	138,149
Provision for income taxes	12,322	84,451	53,880

Income from continuing operations	$172,907	$145,296	$84,269
Discontinued operations:
Loss from discontinued operations, net of tax	(10,894)	(6,723)	(135)

Net income	$162,013	$138,573	$84,134

Earnings per basic common share
Income from continuing operations	$2.72	$2.71	$1.61
Loss from discontinued operations	(0.17)	(0.12)	—

Earnings per basic common share	$2.55	$2.59	$1.61
Earnings per diluted common share
Income from continuing operations	$2.35	$2.31	$1.34
Loss from discontinued operations	(0.15)	(0.11)	—

Earnings per diluted common share	$2.20	$2.20	$1.34
Weighted average number of common shares outstanding:
Basic	63,568	53,563	52,418
Diluted	73,504	62,937	63,058

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2013	2012	2011
Net income	$162,013	$138,573	$84,134
Other comprehensive income:
Changes in unrealized gains/(losses) on available-for-sale securities (1) (2)	(48,528)	8,684	2,103
Changes in unrealized gains/(losses) on cash flow hedging instruments, net of tax (3)	6,917	3,045	(9,615)
Foreign currency translation adjustment, net of tax	1,663	1,127	(807)

	(39,948)	12,856	(8,319)

Comprehensive income	$122,065	$151,429	$75,815

(1)	Net of taxes of $32.4 million, $5.8 million, and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
(2)	Amounts are net of reclassifications to earnings of realized gains of $1.2 million, $2.4 million, and $4.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $8.6 million, $11.4 million, and $13.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2010	53,720	$8,058	$1,082,788	$232,415	$381	$(69,238)	$(521)	$1,253,883

Net income	—	—	—	84,134	—	—	—	84,134
Unrealized gain on securities, net of tax	—	—	—	—	2,103	—	—	2,103
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	(9,615)	—	—	(9,615)
Foreign currency translation adjustment, net of tax	—	—	—	—	(807)	—	—	(807)

Purchase of treasury stock	—	—	—	—	—	(48,505)	—	(48,505)
Employee stock ownership plan purchases	—	—	1,624	—	—	—	208	1,832
Issuance of stock for employee benefit plans	—	—	(54,267)	(39,354)	—	53,298	—	(40,323)
Stock option exercises			(3,055)		—	3,957	—	902
Unit amortization	—	—	27,538	—	—	—	—	27,538
Excess tax benefit from stock-based compensation	—	—	24,863	—	—	—	—	24,863
Issuance of common stock for acquisitions	—	—	(722)	—	—	6,822	—	6,100
Warrant exercises	—	—	(26)	—	—	26	—	—

Balance at December 31, 2011	53,720	$8,058	$1,078,743	$277,195	$(7,938)	$(53,640)	$(313)	$1,302,105

Net income	—	—	—	138,573	—	—	—	138,573
Unrealized gain on securities, net of tax	—	—	—	—	8,684	—	—	8,684
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	3,045	—	—	3,045
Foreign currency translation adjustment, net of tax	—	—	—	—	1,127	—	—	1,127
Purchase of treasury stock	—	—	—	—	—	(11,380)	—	(11,380)
Employee stock ownership plan purchases	—	—	1,473	—	—	—	209	1,682
Issuance of stock for employee benefit plans	281	42	(59,357)	(31,798)	—	53,350	—	(37,763)
Stock option exercises	276	41	(9,718)		—	8,044	—	(1,633)
Unit amortization	—	—	51,207	—	—	—	—	51,207
Excess tax benefit from stock-based compensation	—	—	16,722	—	—	—	—	16,722
Issuance of common stock for acquisitions	691	104	21,646	—	—	—	—	21,750
Warrant exercises	—	—	(579)	—	—	1,121	—	542

Balance at December 31, 2012	54,968	$8,245	$1,100,137	$383,970	$4,918	$(2,505)	$(104)	$1,494,661

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock, at	Unearned Employee Stock Ownership
(in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	cost	Plan	Total
Balance at December 31, 2012	54,968	$8,245	$1,100,137	$383,970	$4,918	$(2,505)	$(104)	$1,494,661

Net income	—	—	—	162,013	—	—	—	162,013
Unrealized gain on securities, net of tax	—	—	—	—	(48,528)	—	—	(48,528)
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	6,917	—	—	6,917
Foreign currency translation adjustment, net of tax	—	—	—	—	1,663	—	—	1,663
Purchase of treasury stock	—	—	—	—	—	(13,670)	—	(13,670)
Employee stock ownership plan purchases	—	—	715	—	—	—	104	819
Issuance of stock for employee benefit plans	1,774	266	(68,897)	(5,074)	—	13,913	—	(59,792)
Stock option exercises	28	5	(1,552)	—	—	2,198	—	651
Unit amortization	—	—	148,215	—	—	—	—	148,215
Excess tax benefit from stock-based compensation	—	—	12,018	—	—	—	—	12,018
Issuance of common stock for acquisitions	6,974	1,046	264,033	—	—	—	—	265,066
Stone & Youngberg contingent earn-out	87	13	3,253	—	—	—	—	3,266
Issuance of restricted stock awards for acquisitions	—	—	86,221	—	—	—	—	86,221
Other	—	—	—	(671)	—	—	—	(671)

Balance at December 31, 2013	63,744	$9,562	$1,544,143	$540,238	$(35,030)	$(64)	$—	$2,058,849

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$162,013	$138,573	$84,134
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	33,988	30,066	28,267
Amortization of loans and advances to financial advisors and other employees	64,930	57,147	55,923
Amortization of premium on investment portfolio	8,321	16,153	12,782
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	10,618	3,457	2,243
Amortization of intangible assets	12,131	4,896	5,311
Deferred income taxes	(26,389)	45,519	25,764
Excess tax benefits from stock-based compensation	(12,018)	(16,722)	(24,863)
Stock-based compensation	137,447	40,747	26,411
(Gains)/losses on sale of investments	13,319	(45,434)	1,877
Gain on acquisition	(7,566)	—	—
Other, net	(3,640)	(181)	841
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	128,142	(125,536)	5,982
Receivables:
Brokerage clients	(42,627)	72,220	(82,210)
Brokers, dealers, and clearing organizations	(30,634)	(23,588)	18,395
Securities purchased under agreements to resell	(66,380)	(83,240)	48,162
Financial instruments owned, including those pledged	70,053	(288,657)	(43,467)
Loans originated as held for sale	(1,275,647)	(1,603,074)	(1,060,457)
Proceeds from mortgages held for sale	1,372,552	1,517,458	1,013,515
Loans and advances to financial advisors and other employees	(71,857)	(63,948)	(46,426)
Other assets	79,662	8,476	14,842
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	23,433	49,623	33,244
Brokers, dealers, and clearing organizations	3,976	(1,492)	(72,495)
Drafts	(15,723)	14,532	2,653
Financial instruments sold, but not yet purchased	85,127	56,652	65,296
Other liabilities and accrued expenses	48,988	(67,914)	(70,310)

Net cash provided by/(used in) operating activities	$702,219	$(264,267)	$45,414

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$435,827	$530,120	$654,958
Calls and principal paydowns of held-to-maturity securities	93,703	15,464	9,450
Sale or maturity of investments	90,265	105,077	76,263
Sale of aircraft	45,951
Sale of other real estate owned	373	221	929
Increase in bank loans, net	(249,018)	(180,115)	(243,592)
Payments for:
Purchase of available-for-sale securities	(1,314,290)	(945,343)	(895,391)
Purchase of held-to-maturity securities	(16,438)	(531,379)	(119,960)
Purchase of investments	(71,777)	(80,887)	(119,720)
Purchase of fixed assets	(32,278)	(18,837)	(59,730)
Acquisitions, net of cash acquired	(88,592)	(120,180)	(18,817)

Net cash used in investing activities	(1,106,274)	(1,225,859)	(715,610)

Cash Flows from Financing Activities:
(Repayments of)/proceeds from short-term borrowings from banks	(249,000)	105,300	89,800
Proceeds from issuance of senior notes, net	—	316,380	—
Proceeds from issuance of non-recourse debt, net	—	58,992	—
Increase/(decrease) in securities sold under agreements to repurchase	123,463	60,170	(29,419)
Increase in bank deposits, net	881,794	1,274,395	448,170
Increase/(decrease) in securities loaned	20,948	(105,208)	97,537
Excess tax benefits from stock-based compensation	12,018	16,722	24,863
Issuance of common stock for stock option exercises	650	11,603	3,983
Repurchase of common stock	(13,670)	(11,380)	(48,505)
Repayment of non-recourse debt	(58,992)	—	—
Extinguishment of subordinated debt	(2,187)	(1,639)	(1,284)

Net cash provided by financing activities	715,024	1,725,335	585,145

Effect of exchange rate changes on cash	1,650	1,061	(807)
Increase/(decrease) in cash and cash equivalents	312,619	236,270	(85,858)
Cash and cash equivalents at beginning of year	403,941	167,671	253,529

Cash and cash equivalents at end of year	$716,560	$403,941	$167,671

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,360	$29,064	$25,209
Cash paid for income taxes, net of refunds	5,803	4,630	5,547
Noncash investing and financing activities:
Unit grants, net of forfeitures	$228,230	$145,563	$138,203
Issuance of common stock for acquisitions	265,066	21,750	6,100
Stone & Youngberg contingent earn-out	3,266	—	—

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

Basis of Presentation

The consolidated financial statements include Stifel Financial Corp. and its wholly owned subsidiaries, principally Stifel and Stifel Bank. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, the terms “we,” “us,” “our,” or “our company” in this report refer to Stifel Financial Corp. and its wholly owned subsidiaries.

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

On March 7, 2011, our Board approved a 50% stock dividend, in the form of a three-for-two stock split, of our common stock payable on April 5, 2011, to shareholders of record as of March 22, 2011. All share and per share information has been retroactively adjusted to reflect the stock split.

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

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate certain VIEs in which we have the power to direct the activities of the entity and the obligation to absorb significant losses or receive significant benefits. In other cases, we consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests. See Note 29 for additional information on VIEs.

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

Cash Segregated for Regulatory Purposes

Our broker-dealer subsidiaries are subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires our company to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In accordance with Rule 15c3-3, our company has portions of its cash segregated for the exclusive benefit of clients at December 31, 2013.

Brokerage Client Receivables, Net

Brokerage client receivables include receivables of our company’s broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. Brokerage client receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a brokerage client receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources, such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (“resale agreements”) are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. We obtain control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. As of December 31, 2013, we have entered into these agreements with one major financial institution. These agreements are short-term in nature and are collateralized by U.S. government agency securities. We value collateral on a daily basis, with additional collateral obtained when necessary to minimize the risk associated with this activity.

Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, financial instruments owned, available-for-sale securities, investments, financial instruments sold, but not yet purchased, and derivatives. Other than those separately discussed in the notes to the consolidated financial statements, the remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value.

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. We have categorized our financial instruments measured at fair value into a three-level classification in accordance with Topic 820, “Fair Value Measurement,” which established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

A substantial percentage of the fair value of our financial instruments owned, available-for-sale securities, investments, and financial instruments sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

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

Available-for-Sale and Held-to-Maturity Securities

Securities available for sale include U.S. government agency securities; state and municipal securities; agency, non-agency, and commercial mortgage-backed securities; corporate fixed income securities; and asset-backed securities.

Securities held to maturity are recorded at amortized cost based on our company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include agency and commercial mortgage-backed securities, asset-backed securities, consisting of collateralized loan obligation securities and ARS, and corporate fixed income securities.

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary on a quarterly basis. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral; current market conditions; and our company’s ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we will not recover our investment in the securities.

If we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in other income in the consolidated statements of operations. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive loss. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

We estimate the portion of loss attributable to credit using a discounted cash flow model. Key assumptions used in estimating the expected cash flows include default rates, loss severity, and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

Unrealized gains and losses on our available-for-sale securities are reported, net of taxes, in accumulated other comprehensive income included in shareholders’ equity. Amortization of premiums and accretion of discounts are recorded as interest income using the interest method. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue in the consolidated statements of operations in the period they are sold.

Loan Classification

We classify loans based on our investment strategy and management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, including economic, liquidity, and capital conditions. The accounting and measurement framework for loans differs depending on the loan classification. The classification criteria and accounting and measurement framework for bank loans and loans held for sale are described below.

Bank Loans and Allowance for Loan Losses

Bank loans consist of commercial and residential mortgage loans, home equity loans, stock-secured loans, construction loans, and commercial and industrial and consumer loans originated by Stifel Bank. Bank loans include those loans that management has the intent and ability to hold and are recorded at outstanding principal adjusted for any charge-offs, allowance for loan losses, and deferred origination fees and costs. Loan origination costs, net of fees, are deferred and recognized over the contractual life of the loan as an adjustment of yield using the interest method. Bank loans are generally collateralized by real estate, real property, marketable securities, or other assets of the borrower. Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance.

We regularly review the loan portfolio and have established an allowance for loan losses for inherent losses estimated to have occurred in the loan portfolio through a provision for loan losses charged to other operating expenses in the consolidated statements of operations. In providing for the allowance for loan losses, we consider historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Once a loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”) and any accrued and unpaid interest income is reversed. Loans placed on non-accrual status are returned to accrual status when all delinquent principal and interest payments are collected and the collectibility of future principal and interest payments is reasonably assured. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is certain. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure by Stifel Bank are held for sale and initially recorded at fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of carrying amount or fair value less cost to sell. These valuations are performed by a third-party appraisal firm. Other real estated owned is included in other assets in the consolidated statements of financial condition. Revenue and expense from operations and changes in the valuation allowance are included in other income or other operating expense in the consolidated statements of operations.

Investments

Our broker-dealer subsidiaries report changes in fair value of marketable and non-marketable securities in other income in the consolidated statements of operations. The fair value of marketable investments is generally based on either quoted market or dealer prices. The fair value of non-marketable securities is based on management’s estimate using the best information available, which generally consists of quoted market prices for similar securities and internally developed discounted cash flow models.

Investments in the consolidated statements of financial condition contain investments in securities that are marketable and securities that are not readily marketable. These investments are not included in our broker-dealer trading inventory or available-for-sale or held-to-maturity portfolios and represent the acquiring and disposing of debt or equity instruments for our benefit.

Fixed Assets

Office equipment is depreciated on an accelerated basis over the estimated useful life of the asset of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Buildings and building improvements are amortized on a straight-line basis over the estimated useful life of the asset of three to thirty-nine years. Depreciation expense is recorded in occupancy and equipment rental expense in the consolidated statements of operations. Office equipment, leasehold improvements, and property are stated at cost net of accumulated depreciation and amortization in the consolidated statements of financial condition. Office equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Loans and Advances

We offer transition pay, principally in the form of upfront loans, to financial advisors and certain key revenue producers as part of our company’s overall growth strategy. These loans are generally forgiven by a charge to compensation and benefits over a five- to ten-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards. We monitor and compare individual financial advisor production to each loan issued to ensure future recoverability. If the individual leaves before the term of the loan expires or fails to meet certain performance standards, the individual is required to repay the balance. In determining the allowance for doubtful receivables from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employees’ overall financial situation.

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

For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. We do not use derivatives for trading or speculative purposes and, at December 31, 2013, do not have any derivatives that are not designated in qualifying cash flow hedging relationships. See Note 15 for additional details.

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

We had a net investment in direct financing leases of $53.7 million at December 31, 2012, which is included in other assets in the consolidated statements of financial condition. This net investment included unearned income of $43.7 million at December 31, 2012. We did not have an investment in direct financing leases at December 31, 2013.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefit) in the consolidated statements of operations. See Note 25 for further information regarding income taxes.

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

NOTE 3 – Acquisitions

Acacia Federal Savings Bank (“Acacia Federal”)

On October 31, 2013, Stifel Bank completed its acquisition of Acacia Federal Savings Bank, a one-branch community bank with approximately $514.4 million in total assets. Established in 1985, Acacia Federal is a federally chartered savings institution with one retail branch located in Falls Church, Virginia. Over 80% of Acacia Federal’s loan portfolio is originated single-family residential mortgages.

Under the agreement, we acquired approximately $337.1 million of loans, and $180.4 million of other assets (primarily cash and due from banks and investment securities). In addition, we assumed approximately $435.4 million of deposits and $10.0 million of other liabilities. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities.

We recognized a $7.6 million bargain purchase gain during the year ended December 31, 2013, which is included in other income in the consolidated statements of operations.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the Securities and Exchange Commission (the “SEC”). The results of operations of Acacia Federal have been included in our results prospectively from the date of acquisition.

Ziegler Lotsoff Capital Management, LLC (“ZLCM”)

On November 30, 2013, we acquired ZLCM, an asset management firm that provides investment solutions for institutions, mutual fund sub-advisory clients, municipalities, pension plans, Taft-Hartley plans, and individual investors.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $6.8 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Global Wealth Management segment. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of ZLCM on November 30, 2013 and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of ZLCM’s business and the reputation and expertise of ZLCM in the asset management sector.

Pro forma information is not presented, because the acquisition is not considered to be material, as defined by the SEC. The results of operations of ZLCM have been included in our results prospectively from the date of acquisition.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $288.3 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group segment. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of KBW, Inc.’s business and the reputation and expertise of KBW, Inc. in the financial services sector. Identifiable intangible assets purchased by our company consisted of customer relationships, trade name and investment banking backlog with acquisition-date fair values of $11.0 million, $9.0 million, and $4.0 million, respectively.

Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Transaction costs of $9.8 million were incurred during the year ended December 31, 2013 and are included in other operating expenses in the consolidated statement of operations.

In addition, on February 15, 2013, certain employees were granted restricted stock or restricted stock units of our company as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2013.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$98,756
Receivables from clearing organizations	74,264
Financial instruments owned, at fair value	120,540
Fixed assets, net	10,629
Deferred tax assets, net	78,724
Other assets	31,626

Total assets acquired	$414,539

Liabilities:
Financial instruments sold, but not yet purchased, at fair value	$53,379
Accrued compensation	21,418
Accounts payable and accrued expenses	50,104

Total liabilities assumed	124,901

Net assets acquired	$289,638

The following unaudited pro forma financial information presents the combined results of operations as if the merger had occurred on January 1, 2011. The pro forma financial information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had KBW, Inc. been combined with us as of the beginning of 2011.

(000s, except per share amounts, unaudited)	2012	2011
Total net revenues	$1,857,913	$1,680,056
Net income	112,531	52,468
Income per share:
Basic	$1.86	$0.89
Diluted	$1.56	$0.73

Miller Buckfire & Co. LLC

On December 20, 2012, we acquired 100% of the ordinary members’ partnership interests in Miller Buckfire & Co. LLC (“Miller Buckfire”), an investment banking firm. Miller Buckfire provides a full range of investment banking advisory services, including financial restructuring, mergers and acquisitions, and debt and equity placements.

The aggregate consideration paid by us in the Miller Buckfire acquisition included $7.3 million in cash, our initial investment of $28.0 million and common stock with a fair value of $21.7 million. The fair value of the common stock was determined using the market price of our common stock on the acquisition date. The acquisition of Miller Buckfire enables us to efficiently provide capital markets and investment banking services to clients with special financing needs, such as those historically provided by Miller Buckfire. Identifiable intangible assets purchased by our company consisted of trade name with acquisition-date fair value of $2.1 million.

The acquisition was accounted for under the acquisition method of accounting in accordance with Topic 805 “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the fair value of acquisition-date identifiable assets acquired net of assumed liabilities. We recorded $60.3 million of goodwill as an asset in the consolidated statement of financial condition, which has been allocated to our company’s Institutional Group reporting segment. In management’s opinion, the goodwill represents the value expected from the synergies created through the operational enhancement benefits that will result from the integration of Miller Buckfire’s business and the reputation and expertise of Miller Buckfire in the investment banking business. Goodwill will be deductible for federal income tax purposes.

East Shore Aircraft LLC

On December 21, 2012, we completed the acquisition of East Shore. East Shore was initially formed to acquire fifteen Boeing 757-200 aircraft from UAL in sale-leaseback transactions with UAL. The purchase price of $112.9 million was financed through a combination of existing cash and the issuance of non-recourse debt.

During the year ended December 31, 2013, we sold all of the aircraft purchased in 2012 and used the proceeds to pay-off the remaining principal balance of the non-recourse debt.

Stone & Youngberg LLC

On October 1, 2011, we acquired Stone & Youngberg, a leading financial services firm specializing in municipal finance and fixed income securities. The purchase consideration consisted of cash, a portion paid at closing and $24.0 million to be paid in installments over the next three years, and common stock. In addition, we may be required to pay a contingent earn-out over a five-year period after the closing, which is capped at $25.0 million, based upon revenue goals, as established in the purchase agreement.

We recognized a liability for estimated earn-out payments over the five-year period. Additionally, we recognized a liability for the installment payments to be made over the next two years. The liability for the estimated earn-out payments and installment payments were $18.6 million and $15.8 million at December 31, 2013, respectively. These liabilities are included in accounts payable and accrued expenses in the consolidated statements of financial condition.

NOTE 4 – Discontinued Operations

The components of discontinued operations are as follows (in thousands):

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net revenues	$11,794	$18,537	$23,494
Restructuring expense	6,881	—	—
Operating expenses	15,697	22,412	23,035

Total non-interest expenses	22,578	22,412	23,035

Income/(loss) from discontinued operations before income tax expense	(10,784)	(3,875)	459
Income tax expense	110	2,848	594

Loss from discontinued operations, net of tax	$(10,894)	$(6,723)	$(135)

NOTE 5 – Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at December 31, 2013 and 2012, included (in thousands):

	December 31,
	2013	2012
Deposits paid for securities borrowed	$227,640	$153,819
Receivable from clearing organizations	125,538	115,996
Securities failed to deliver	27,944	6,409

	$381,122	$276,224

Amounts payable to brokers, dealers, and clearing organizations at December 31, 2013 and 2012, included (in thousands):

	December 31,
	2013	2012
Deposits received from securities loaned	$40,101	$19,218
Payable to clearing organizations	10,623	9,246
Securities failed to receive	7,411	4,747

	$58,135	$33,211

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

The following is a description of the valuation techniques and key inputs used to measure fair value on a recurring basis:

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

Financial Instruments Owned and Available-For-Sale Securities

When available, the fair value of financial instruments are based on quoted prices in active markets and reported in Level 1. Level 1 financial instruments include highly liquid instruments with quoted prices, such as equity securities listed in active markets, corporate fixed income securities, and U.S. government securities.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, mortgage-backed securities, corporate fixed income securities infrequently traded, state and municipal securities, asset-backed securities, and equity securities not actively traded.

We have identified Level 3 financial instruments to include certain corporate fixed income securities with unobservable pricing inputs, and certain state and municipal securities, which include auction rate securities (“ARS”). Level 3 financial instruments have little to no pricing observability as of the report date. These financial instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. ARS are valued based upon our expectations of issuer redemptions and using internal discounted cash flow models that utilize unobservable inputs.

Investments

Investments in certain equity securities and mutual funds are valued based on quoted prices (unadjusted) in active markets and reported in Level 1. Investments in certain private equity securities and partnerships with unobservable inputs and ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. Investments in certain equity securities with unobservable inputs are valued using management’s best estimate of fair value, where the inputs require significant management judgment. ARS are valued based upon our expectations of issuer redemptions and are evaluated using internal models.

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions, and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $12.4 million and $3.0 million at December 31, 2013 and 2012, respectively.

Financial Instruments Sold, But Not Yet Purchased

Financial instruments sold, but not purchased, recorded at fair value based on quoted prices in active markets and other observable market data include highly liquid instruments with quoted prices, such as U.S. government securities, corporate fixed income securities, and equity securities listed in active markets, which are reported as Level 1.

If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs, such as the present value of estimated cash flows, and reported as Level 2. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include U.S. government agency securities, certain equity securities not actively traded, certain corporate fixed income securities, and statement and municipal securities.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are presented below:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$78,163	$78,163	$—	$—
Financial instruments owned:
U.S. government agency securities	88,930	—	88,930	—
U.S. government securities	10,594	10,594	—	—
Corporate securities:
Fixed income securities	483,987	23,413	458,535	2,039
Equity securities	76,709	76,462	6	241
State and municipal securities	141,274	—	141,274	—

Total financial instruments owned	801,494	110,469	688,745	2,280
Available-for-sale securities:
U.S. government agency securities	1,072	—	1,072	—
State and municipal securities	90,677	—	84,477	6,200
Mortgage-backed securities:
Agency	183,987	—	183,987	—
Commercial	211,246	—	211,246	—
Non-agency	4,619	—	4,619	—
Corporate fixed income securities	498,316	83,655	414,661	—
Asset-backed securities	766,336	—	708,258	58,078

Total available-for-sale securities	1,756,253	83,655	1,608,320	64,278
Investments:
Corporate equity securities	32,402	32,402	—	—
Mutual funds	16,994	16,994	—	—
Auction rate securities:
Equity securities	56,693	—	—	56,693
Municipal securities	10,939	—	—	10,939
Other (1)	100,200	10	2,422	97,768

Total investments	217,228	49,406	2,422	165,400

	$2,853,138	$321,693	$2,299,487	$231,958

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$253,221	$253,221	$—	$—
U.S. government agency securities	2,068	—	2,068	—
Corporate securities:
Fixed income securities	135,878	17,857	118,021	—
Equity securities	90,015	86,933	3,082	—
State and municipal securities	32	—	32	—

Total financial instruments sold, but not yet purchased	481.214	358,011	123,203	—
Derivative contracts (2)	9,349	—	9,349	—

	$490,563	$358,011	$132,552	$—

[1]	Includes $56.0 million of partnership interests, $22.5 million of private company investments, and $21.7 million of private equity and other investments.
[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$72,596	$72,596	$—	$—
Financial instruments owned:
U.S. government agency securities	123,758	—	123,758	—
U.S. government securities	3,573	3,573	—	—
Corporate securities:
Fixed income securities	396,878	66,795	329,500	583
Equity securities	35,472	33,650	1,822	—
State and municipal securities	203,927	—	203,927	—

Total financial instruments owned	763,608	104,018	659,007	583
Available-for-sale securities:
U.S. government agency securities	1,113	—	1,113	—
State and municipal securities	157,420	—	66,933	90,487
Mortgage-backed securities:
Agency	684,848	—	684,848	—
Commercial	260,974	—	260,974	—
Non-agency	13,878	—	13,878	—
Corporate fixed income securities	480,182	263,017	217,165	—
Asset-backed securities	26,753	—	26,753	—

Total available-for-sale securities	1,625,168	263,017	1,271,664	90,487
Investments:
Corporate equity securities	32,162	32,162	—	—
Corporate preferred securities	56,970	—	56,970	—
Mutual funds	18,021	18,021	—	—
U.S. government securities	7,069	7,069	—	—
Auction rate securities:
Equity securities	64,397	—	—	64,397
Municipal securities	14,067	—	—	14,067
Other (1)	43,748	1,620	4,831	37,297

Total investments	236,434	58,872	61,801	115,761

	$2,697,806	$498,503	$1,992,472	$206,831

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$162,661	$162,661	$—	$—
U.S. government agency securities	15	—	15	—
Corporate securities:
Fixed income securities	150,698	46,274	104,424	—
Equity securities	29,247	28,902	345	—
State and municipal securities	87	—	87	—

Total financial instruments sold, but not yet purchased	342,708	237,837	104,871	—
Derivative contracts (1)	19,934	—	19,934	—

	$362,642	$237,837	$124,805	$—

[1]	Includes $21.5 million of partnership interests, $13.5 million of private equity investments, and $8.7 million of private company investments and other investments.
[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities (1)	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at December 31, 2012	$583	$—	$90,487	$—

Unrealized gains/(losses):
Included in changes in net assets (1)	779	1,333	—	—
Included in OCI (2)	—	—	(1,822)	(233)
Realized gains (1)	281	—	2,053	—
Purchases	10,261	11,717	5,000	—
Sales	(6,888)	(208)	—	—
Redemptions	(1,349)	—	(32,000)	—
Transfers:
Into Level 3	139	—	6,201	58,311
Out of Level 3	(1,767)	(12,601)	(63,719)	—

Net change	1,456	241	(84,287)	58,078

Balance at December 31, 2013	$2,039	$241	$6,200	$58,078

	December 31, 2013
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (1)
Balance at December 31, 2012	$64,397	$14,067	$37,297

Unrealized gains/(losses):
Included in changes in net assets (2)	571	75	6,328
Included in OCI (3)	—	—	—
Realized gains (2)	—	—	13
Purchases	75	—	50,914
Sales	—	—	(6,801)
Redemptions	(8,350)	(3,203)	(2,584)
Transfers:
Into Level 3	—	—	12,601
Out of Level 3	—	—	—

Net change	(7,704)	(3,128)	60,471

Balance at December 31, 2013	$56,693	$10,939	$97,768

1	Includes partnership interests, private company investments, and private equity investments.
2	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
3	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

	Year Ended December 31, 2012
		Available-for-sale securities		Investments
	Corporate Fixed Income Securities (1)	State & Municipal Securities	Corporate Fixed Income Securities	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (2)
Balance at December 31, 2011	$3,742	$66,896	$12,000	$103,176	$11,729	$37,033

Unrealized gains/(losses):
Included in changes in net assets (3)	42	—	—	21	(207)	2,290
Included in OCI (4)	—	(1,779)	—	—	—	—
Realized gains (3)	282	230	—	—	—	2,267
Purchases	27,337	47,840	—	3,400	6,750	1,672
Sales	(25,663)	—	—	—	—	(5,965)
Redemptions	(443)	(22,700)	(12,000)	(42,200)	(4,205)	—
Transfers:
Into Level 3	2,687	—	—	—	—	—
Out of Level 3	(7,401)	—	—	—	—	—

Net change	(3,159)	23,591	(12,000)	(38,779)	2,338	264

Balance at December 31, 2012	$583	$90,487	$—	$64,397	$14,067	$37,297

1	Included in financial instruments owned in the consolidated statements of financial condition.
2	Includes partnership interests, private company investments, and private equity investments.
3	Realized and unrealized gains/(losses) related to trading securities and investments are reported in other income in the consolidated statements of operations.
4	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: unrealized gains and losses, and redemptions of ARS at par during the year ended December 31, 2013. During the year ended December 31, 2013, financial instruments owned and investments acquired as part of the KBW merger that are classified as Level 3 totaled $54.1 million. The changes in unrealized gains/(losses) recorded in earnings for the year ended December 31, 2013, relating to Level 3 assets still held at December 31, 2013, were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of December 31, 2013.

	Valuation technique	Unobservable input	Range	Weighted average
Available-for-sale securities:
State and municipal securities	Discounted cash flow	Discount rate	5.7% – 11.1%	7.7%
		Workout period	1 – 4 years	3.2 years
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	2.9% – 12.7%	7.2%
		Workout period	1 – 3 years	2.4 years
Municipal securities	Discounted cash flow	Discount rate	0.1% – 10.8%	6.7%
		Workout period	1 – 4 years	2.6 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.7 – 4.0	2.6
		EBITDA multiple	4.5 – 9.9	7.7
Private equity investments	Market approach	Revenue multiple	0.5 – 3.0	1.8
		EBITDA multiple	4.3 – 11.3	7.8

The fair value of certain Level 3 assets was determined using various methodologies, as appropriate, including NAVs of underlying investments, third-party pricing vendors, broker quotes, and market and income approaches. These inputs are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of current market environment, and other analytical procedures.

The fair value for our auction-rate securities was determined using an income approach based on an internally developed discounted cash flow model. The discounted cash flow model utilizes two significant unobservable inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and our company’s own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. On an ongoing basis, management verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.

General and limited partnership interests in investment partnerships totaled $56.0 million and $21.5 million at December 31, 2013 and 2012, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $8.2 million and $13.5 million at December 31, 2013 and 2012, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance, and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium, or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $81.2 million of transfers of financial assets from Level 2 to Level 1 during the year ended December 31, 2013, primarily related to tax-exempt securities for which market trades were observed that provided transparency into the valuation of these assets. There were $35.8 million of transfers of financial assets from Level 1 to Level 2 during the year ended December 31, 2013, primarily related to tax-exempt securities for which there were low volumes of recent trade activity observed. There were $7.2 million of transfers of financial assets from Level 3 to Level 2 during the year ended December 31, 2013, related to corporate fixed income securities and state and municipal securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.1 million of transfers of financial assets into Level 3 during the year ended December 31, 2013.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of December 31, 2013 and 2012, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	December 31, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$716,560	$716,560	$403,941	$403,941
Restricted cash	4,268	4,268	4,414	4,414
Cash segregated for regulatory purposes	35	35	128,031	128,031
Securities purchased under agreements to resell	225,075	225,075	158,695	158,695
Financial instruments owned	801,494	801,494	763,608	763,608
Available-for-sale securities	1,756,253	1,756,253	1,625,168	1,625,168
Held-to-maturity securities	1,312,115	1,305,959	708,008	715,274
Loans held for sale	109,110	109,110	214,531	214,531
Bank loans	1,404,353	1,420,068	815,937	834,188
Investments	217,228	217,228	236,434	236,434
Financial liabilities:
Securities sold under agreements to repurchase	$263,809	$263,809	$140,346	$140,346
Bank deposits	4,663,323	4,072,038	3,346,133	3,368,643
Financial instruments sold, but not yet purchased	481,214	481,214	342,708	342,708
Derivative contracts (1)	9,349	9,349	19,934	19,934
Senior notes (2)	325,000	328,635	325,000	338,475
Non-recourse debt (2)	—	—	58,992	58,992
Debentures to Stifel Financial Capital Trusts	82,500	72,201	82,500	66,545
Liabilities subordinated to claims of general creditors	3,131	3,122	5,318	5,204

1	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.
2	Included in corporate debt in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis (in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$638,397	$638,397	$—	$—
Restricted cash	4,268	4,268	—	—
Cash segregated for regulatory purposes	35	35	—	—
Securities purchased under agreements to resell	225,075	225,075	—	—
Held-to-maturity securities	1,305,959	—	1,073,953	232,006
Loans held for sale	109,110	—	109,110	—
Bank loans	1,420,068	—	1,420,068	—
Financial liabilities:
Securities sold under agreements to repurchase	$263,809	$747	$263,062	$—
Bank deposits	4,072,038	—	4,072,038	—
Senior notes	328,635	328,635	—	—
Debentures to Stifel Financial Capital Trusts	72,201	—	—	72,201
Liabilities subordinated to claims of general creditors	3,122	—	—	3,122

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$331,345	$331,345	$—	$—
Restricted cash	4,414	4,414	—	—
Cash segregated for regulatory purposes	128,031	128,031	—	—
Securities purchased under agreements to resell	158,695	154,688	4,007	—
Held-to-maturity securities	715,274	—	487,775	227,499
Loans held for sale	214,531	—	214,531	—
Bank loans	834,188	—	834,188	—
Financial liabilities:
Securities sold under agreements to repurchase	$140,346	$140,346	$—	$—
Bank deposits	3,368,643	—	3,368,643	—
Senior notes	338,475	338,475	—	—
Non-recourse debt	58,992	—	58,992	—
Debentures to Stifel Financial Capital Trusts	66,545	—	—	66,545
Liabilities subordinated to claims of general creditors	5,204	—	—	5,204

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2013 and 2012.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2013 and 2012 approximate fair value due to the short-term nature.

Held-to-Maturity Securities

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at December 31, 2013 and 2012 approximate fair value due to the short-term nature.

Bank Deposits

The fair value for demand deposits is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market and savings accounts approximate their fair values at the reporting date as these are short-term in nature. The fair value of other interest-bearing deposits, including certificates of deposit, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

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

NOTE 7 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Financial instruments owned:
U.S. government agency securities	$88,930	$123,758
U.S. government securities	10,594	3,573
Corporate securities:
Fixed income securities	483,987	396,878
Equity securities	76,709	35,472
State and municipal securities	141,274	203,927

	$801,494	$763,608

Financial instruments sold, but not yet purchased:
U.S. government securities	$253,221	$162,661
U.S. government agency securities	2,068	15
Corporate securities:
Fixed income securities	135,878	150,698
Equity securities	90,015	29,247
State and municipal securities	32	87

	$481.214	$342,708

At December 31, 2013 and 2012, financial instruments owned in the amount of $687.0 million and $607.6 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

Financial instruments sold, but not yet purchased, represent obligations of our company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices in future periods. We are obligated to acquire the securities sold short at prevailing market prices in future periods, which may exceed the amount reflected in the consolidated statements of financial condition.

NOTE 8 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

	December 31, 2012
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,114	$1	$(2)	$1,113
State and municipal securities	153,885	4,648	(1,113)	157,420
Mortgage-backed securities:
Agency	676,861	8,140	(153)	684,848
Commercial	255,255	5,902	(183)	260,974
Non-agency	13,077	801	—	13,878
Corporate fixed income securities	474,338	7,590	(1,746)	480,182
Asset-backed securities	26,572	378	(197)	26,753

	$1,601,102	$27,460	$(3,394)	$1,625,168

Held-to-maturity securities (2)
Asset-backed securities	$630,279	$9,364	$(2,971)	$636,672
Corporate fixed income securities	55,420	36	(519)	54,937
Municipal auction rate securities	22,309	1,376	(20)	23,665

	$708,008	$10,776	$(3,510)	$715,274

1	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss.
2	Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

During the year ended December 31, 2013, we transferred $1.1 billion of mortgage-backed securities from our available-for-sale portfolio to the held-to-maturity category reflecting our company’s intent to hold those securities to maturity. During the year ended December 31, 2013, we transferred $387.5 million from our held-to-maturity portfolio to the available-for-sale category as these CLO investments may become non-compliant under the provisions of the new Volcker Rule, which could require us to sell them before maturity.

For the years ended December 31, 2013, 2012, and 2011, we received proceeds of $197.5 million, $250.2 million, and $362.1 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $2.0 million, $3.8 million, and $7.9 million, respectively.

During the year ended December 31, 2013, unrealized losses, net of deferred taxes, of $48.5 million was recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the years ended December 31, 2013 and 2012, unrealized gains, net of deferred taxes, of $8.7 million and $2.1 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$160,392	$161,647	$—	$—
After one year through three years	169,499	172,158	15,050	14,779
After three years through five years	123,643	123,862	40,279	37,955
After five years through ten years	407,866	406,477	—	—
After ten years	502,087	492,257	228,623	232,007
Mortgage-backed securities
Within one year	9,090	9,236	10	10
After three years through five years	2,681	2,702	—	—
After five years through ten years	69,924	69,559	59,404	59,219
After ten years	317,334	318,355	968,749	961,989

	$1,762,516	$1,756,253	$1,312,115	$1,305,959

At December 31, 2013 and 2012, securities of $505.5 million and $613.8 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at December 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(2)	$721	$—	$—	$(2)	$721
State and municipal securities	(2,966)	32,272	(3,571)	41,182	(6,537)	73,454
Mortgage-backed securities:
Agency	(3,260)	89,395	(145)	1,335	(3,405)	90,730
Commercial	(1,787)	46,970	—	—	(1,787)	46,970
Corporate fixed income securities	(2,062)	80,700	(776)	39,421	(2,838)	120,121
Asset-backed securities	(4,516)	436,770	(1,200)	31,938	(5,716)	468,708

	$(14,593)	$686,828	$(5,692)	$113,876	$(20,285)	$800,704

Held-to-maturity securities
Mortgage-backed securities:
Agency	(91)	8,127	(7,824)	838,295	(7,915)	846,422
Commercial	—	—	(186)	59,219	(186)	59,219
Asset-backed securities	—	—	(2,774)	92,806	(2774)	92,806
Corporate fixed income securities	—	—	(2,605)	47,727	(2,605)	47,727

	$(91)	$8,127	$(13,389)	$1,038,047	$(13,480)	$1,046,174

The gross unrealized losses on our available-for-sale securities of $20.3 million as of December 31, 2013, relate to 100 individual securities.

Certain investments in the available-for-sale portfolio at December 31, 2013, are reported in the consolidated statements of financial condition at an amount less than their amortized cost. The total fair value of these investments at December 31, 2013, was $800.7 million, which was 45.6% of our available-for-sale investment portfolio. The amortized cost basis of these investments was $821.0 million at December 31, 2013. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the year ended December 31, 2013. Based on the evaluation, we recognized a credit-related OTTI of $0.6 million and $1.9 million in earnings for the years ended December 31, 2012 and 2011, respectively.

We believe the gross unrealized losses related to all other securities of $20.3 million as of December 31, 2013, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. At December 31, 2013, the CLOs in our available-for-sale portfolio had $2.9 million in unrealized losses. No OTTI charge was recorded in 2013 related to these securities. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 9 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at December 31, 2013 and 2012 (in thousands, except percentages):

	December 31, 2013		December 31, 2012
	Balance	Percent	Balance	Percent
Commercial and industrial	$552,333	37.7%	$300,034	36.4%
Consumer (1)	509,484	34.8	425,382	51.6
Residential real estate	372,789	25.5	65,657	8.0
Home equity lines of credit	16,327	1.1	19,531	2.4
Commercial real estate	12,284	0.8	12,805	1.5
Construction and land	490	0.1	510	0.1

	1,463,707	100.0%	823,919	100.0%
Unamortized loan fees, net of origination costs	(47,020)		(1,207)
Loans in process	334		1,370
Allowance for loan losses	(12,668)		(8,145)

	$1,404,353		$815,937

1	Includes securities-based loans of $508.9 million and $425.3 million at December 31, 2013 and 2012, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for loan losses, beginning of period	$8,145	$5,300	$2,331

Provision for loan losses	8,842	3,004	2,925
Charge-offs:
Commercial and industrial	(3,864)	—	—
Residential real estate	(501)	(254)	(5)
Commercial real estate	—	—	(5)
Other	(7)	—	—

Total charge-offs	(4,372)	(254)	(10)
Recoveries	53	95	54

Allowance for loan losses, end of period	$12,668	$8,145	$5,300

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At December 31, 2013, we had $1.5 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. At December 31, 2012, we had $1.8 million of non-accrual loans, which included $1.6 million in troubled debt restructurings, for which there was a specific allowance of $0.6 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the years ended December 31, 2013, 2012, and 2011, were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At December 31, 2013 and 2012, approximately 96.8% and 96.1% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of December 31, 2013 and 2012 (in thousands, except rates):

	December 31, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$9,832	37.7%	$5,450	36.4%
Consumer	892	34.8	647	51.6
Residential real estate	408	25.5	408	8.0
Commercial real estate	198	0.8	691	1.5
Home equity lines of credit	174	1.1	195	2.4
Construction and land	12	0.1	13	0.1
Qualitative	1,152	—	741	—

	$12,668	100.0%	$8,145	100.0%

[1]	Loan category as a percentage of total loan portfolio.

At December 31, 2013 and 2012, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.9 million and $7.2 million, respectively.

At December 31, 2013 and 2012, we had mortgage loans held for sale of $109.1 million and $214.5 million, respectively. For the years ended December 31, 2013, 2012, and 2011, we recognized gains of $11.3 million, $13.8 million, and $9.7 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 10 – Fixed Assets

The following is a summary of fixed assets as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Furniture and equipment	$174,876	$157,974
Building and leasehold improvements	101,840	82,234
Property on operating leases	100	46,500

Total	276,816	286,708
Less accumulated depreciation and amortization	(170,370)	(145,305)

	$106,446	$141,403

For the years ended December 31, 2013, 2012, and 2011, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $34.0 million, $30.1 million, and $28.3 million, respectively.

NOTE 11 – Goodwill and Intangible Assets

Our annual goodwill impairment testing was completed as of July 31, 2013, with no impairment identified.

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2012	Net additions	Impairment losses		December 31, 2013
Goodwill
Global Wealth Management	$144,377	$16,981	$—		$161,358
Institutional Group	275,016	290,962	—		565,978

	$419,393	$323,263	$—		$727,336

	December 31, 2012	Net additions	Amortization		December 31, 2013
Intangible assets
Global Wealth Management	$16,377	$5,447	$(2,430)		$19,394
Institutional Group	12,590	27,256	(9,351)		30,495

	$28,967	$32,703	$(11,781	)-+	$49,889

The adjustments to goodwill and intangible assets during the year ended December 31, 2013 are primarily attributable to our acquisitions of KBW, Inc., ZLCM, Acacia Federal, and Miller Buckfire. The allocation of the purchase price of ZLCM is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of ZLCM as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

Amortizable intangible assets consist of acquired customer relationships, trade name, and investment banking backlog that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$51,166	$24,034	$40,166	$18,648
Trade name	18,442	3,585	9,442	2,023
Investment banking backlog	7,388	6,871	2,250	2,220
Core deposits	5,447	182	—	—

	$82,443	$34,672	$51,858	$22,891

Amortization expense related to intangible assets was $11.8 million, $4.9 million, and $5.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The weighted-average remaining lives of the following intangible assets at December 31, 2013 are: customer relationships, 5.8 years; core deposits, 4.8 years, and trade name, 9.2 years. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. As of December 31, 2013, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
2014	$7,726
2015	6,165
2016	5,624
2017	5,057
2018	4,394
Thereafter	18,805

$47,771

NOTE 12 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis, and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at December 31, 2013, totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $561.2 million during the year ended December 31, 2013. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at December 31, 2013, consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At December 31, 2013, we had no advances on our revolving credit facility and were in compliance with all covenants.

At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. At December 31, 2012, short-term borrowings from banks were $304.7 million at an average rate of 1.14%, which were collateralized by company-owned securities valued at $530.7 million. The average bank borrowing was $252.9 million, $184.4 million, and $199.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, at average daily interest rates of 1.26%, 1.10%, and 1.15%, respectively.

At December 31, 2013 and 2012, Stifel had a stock loan balance of $40.1 million and $19.2 million, respectively, at average daily interest rates of 0.16% and 0.24%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $91.2 million, $137.3 million, and $124.1 million during the years ended December 31, 2013, 2012, and 2011, respectively, at average daily effective interest rates of 0.17%, 0.16%, and 0.30%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 13 – Corporate Debt

The following table summarizes our corporate debt as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000
Non-recourse debt, 6.75%, due 2016 (3)	—	58,992

	$325,000	$383,992

1	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
2	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
3	During the year ended December 31, 2013, we sold all of the aircraft purchased in 2012 and used the proceeds to pay-off the principal balance of the non-recourse debt.

Our corporate debt matures as follows, based upon its contractual terms:

2014	—
2015	—
2016	—
2017	—
2018	—
Thereafter	325,000

325,000

NOTE 14 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Money market and savings accounts	$4,310,223	$3,271,929
Certificates of deposit	241,481	630
Demand deposits (interest-bearing)	93,684	64,926
Demand deposits (non-interest-bearing)	17,935	8,648

	$4,663,323	$3,346,133

The weighted-average interest rate on deposits was 0.07% and 0.13% at December 31, 2013 and 2012, respectively.

Scheduled maturities of certificates of deposit at December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Certificates of deposit, less than $100:
Within one year	$82,115	$182
One to three years	34,694	203
Three to five years	3,701	—
Over five years	66	—

	$120,576	$385

Certificates of deposit, $100 and greater:
Within one year	$75,577	$245
One to three years	41,756	—
Three to five years	3,336	—
Over five years	236	—

	120,905	245

	$241,481	$630

At December 31, 2013 and 2012, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel of $4.3 billion and $3.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.4 million and $0.2 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$386,212	Other assets	$—	Accounts payable and accrued expenses	$(9,349)

	December 31, 2012
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$550,127	Other assets	$—	Accounts payable and accrued expenses	$(19,934)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The loss recognized during the year ended December 31, 2013 related to ineffectiveness was insignificant.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $6.0 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31, 2013
	Gain/(loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$2,644	Interest expense	$8,593	None	$—

	Year Ended December 31, 2012
	Gain/(loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(6,485)	Interest expense	$11,428	None	$—

	Year Ended December 31, 2011
	Gain/(loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(29,567)	Interest expense	$13,949	None	$—

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

As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.3 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $24.0 million against our obligations under these agreements. If we had breached any of these provisions at December 31, 2013, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 16 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

1	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
2	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.
3	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 17 – Liabilities Subordinated to Claims of General Creditors

Stifel maintains a deferred compensation plan for its financial advisors who achieve certain levels of production, whereby a certain percentage of their earnings are deferred as defined by the plan, a portion of which is deferred in stock units and the balance into optional investment choices. We obtained approval from Financial Industry Regulatory Authority, Inc. (“FINRA”) and its predecessor, the New York Stock Exchange, to subordinate the liability for future payments for the portion of compensation that is not deferred in stock units. Required annual payments, as of December 31, 2013, are as follows (in thousands):

Distribution – January 31,	Plan year	Total
2014	2008	$3,131

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in our computation of net capital under the SEC’s Uniform Net Capital Rule. We have estimated the fair value of the liability to be $3.1 million as of December 31, 2013.

NOTE 18 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of December 31, 2013 and 2012 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral received	Net amount
As of December 31, 2013:
Securities borrowing (1)	$227,640	$—	$227,640	$—	$(227,640)	$—
Reverse repurchase agreements (2)	225,075	$—	225,075	—	(225,075)	—

	$452,715	$—	$452,715	$—	$(452,715)	$—

As of December 31, 2012:
Securities borrowing (1)	$153,819	$—	$153,819	$—	$(153,819)	$—
Reverse repurchase agreements (2)	158,695	—	158,695	—	(158,695)	—

	$312,514	$—	$312,514	$—	$(312,514)	$—

(1)	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of December 31, 2013 and 2012 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral pledged	Net amount
As of December 31, 2013:
Securities lending (3)	$40,101	$—	$40,101	$—	$(40,101)	$—
Repurchase agreements (4)	263,809	—	263,809	—	(263,809)	—
Cash flow interest rate contracts	9,349	—	9,349	—	(9,349)	—

	$313,259	$—	$313,259	$—	$(313,259)	$—

As of December 31, 2012:
Securities lending (3)	$19,218	$—	$19,218	$—	$(19,218)	$—
Repurchase agreements (4)	140,346	—	140,346	—	(140,346)	—
Cash flow interest rate contracts	19,934	—	19,934	—	(19,934)	—

	$179,498	$—	$179,498	$—	$(179,498)	$—

(3)	Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 5 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(4)	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 19 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at December 31, 2013, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $117.4 million to satisfy the minimum margin deposit requirement of $85.1 million at December 31, 2013.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $19.1 million in cash at December 31, 2013, which satisfied the minimum margin deposit requirements of $17.3 million.

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

Thomas Weisel Partners LLC (“TWP”) has entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At December 31, 2013, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

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

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 24 in the notes to our consolidated financial statements for further details.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $66.8 million of commitments outstanding at December 31, 2013, of which $54.5 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of December 31, 2013 and 2012, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

Operating Leases

Future minimum commitments under non-cancelable operating leases at December 31, 2013, are as follows (in thousands):

2014	$65,936
2015	67,126
2016	59,908
2017	51,006
2018	40,823
Thereafter	164,259

$449,058

Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor. We amortize office lease incentives and rent escalation on a straight-line basis over the life of the lease. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $79.8 million, $60.0 million, and $58.6 million, net of sublease income.

Note 20 – Legal Proceedings

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

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against our company and Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by our company and Stifel with the school districts and pursuit of claims against the RBC entities. We moved to dismiss RBC’s claims against us that are based on the settlement agreement with the school districts. The Motion to Dismiss was denied by the court, and we have filed our Answer to RBC’s claims and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

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

On January 16, 2012, after the remand from the Seventh Circuit Court of Appeals, Saybrook filed a new action in Wisconsin state court naming our company and Stifel as defendants with respect to Stifels’ role as initial purchaser. Saybrook also named as defendants: the Tribe, EDC, and the law firm of Godfrey & Kahn, S.C. (“G&K”) which served as both issuer’s counsel and bond counsel in the transaction. The Wisconsin state-court action seeks to enforce the bonds against EDC and the Tribe and also asserts claims against the defendants based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity by EDC and the Tribe. In April 2012 Saybrook dismissed the 2009 federal action and filed a new action in Wisconsin federal court alleging nearly identical claims against the same defendants named in the Wisconsin state court action. The parties agreed to stay the state court action until the federal court ruled on whether it had jurisdiction over the 2012 federal action, and in April 2013 the federal court determined it did not have jurisdiction over the action. That decision by the federal court reactivated the Wisconsin state court action filed in 2012.

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

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the state court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that may be resolved by those courts or by the Federal Court in the Federal Action described below. We filed a Motion to Dismiss the Tribal Court action, which was denied on August 27, 2013, and we have filed our Answer to the lawsuit in the Tribal Court. On April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel brought by Saybrook in the state court action. That Motion was denied by the State Court, and we have answered the Complaint and filed cross claims against the Tribe and G&K in the State Court.

On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC (the “Tribal Parties”) have filed a motion to dismiss or stay the Federal Action. The Tribal Parties’ motion to dismiss or stay was denied on October 29, 2013. The Tribe appealed the U.S. District Court’s denial of the Motion to Dismiss to the Seventh Circuit Court of Appeals, but the Seventh Circuit dismissed the appeal for lack of appellate jurisdiction on January 13, 2014. The District Court in the Federal Action has scheduled a hearing for March 14, 2014 on our motion for preliminary injunction to enjoin the Tribal Court action. Meanwhile, the Tribal Court action and the State Court action were stayed during the pendency of the Tribe’s appeal to the Seventh Circuit, but the stays of those actions expire on February 12, 2014. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Oreilles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Basic discovery was taken in the Federal Action, and we filed a summary judgment motion with the U.S. District Court, asking the court for a determination that the Tribal Court does not have jurisdiction over the claims brought by the Tribe. The summary judgment motion has been fully briefed, and we are awaiting a ruling by the U.S. District Court. In the event the court does not grant summary judgment a court trial is scheduled for June 23, 2014 to determine whether the Tribal Court has jurisdiction over the claims brought by the Tribe. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

NOTE 21 – Regulatory Capital Requirements

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Distributions from our broker-dealer subsidiaries are subject to net capital rules. A broker-dealer that fails to comply with the SEC’s Uniform Net Capital Rule (Rule 15c3-1) may be subject to disciplinary actions by the SEC and self-regulatory organizations, such as FINRA, including censures, fines, suspension, or expulsion. Stifel has chosen to calculate its net capital under the alternative method, which prescribes that their net capital shall not be less than the greater of $1.0 million or two percent of aggregate debit balances (primarily receivables from customers) computed in accordance with the SEC’s Customer Protection Rule (Rule 15c3-3). KBW, CSA, and Miller Buckfire calculate their net capital under the aggregate indebtedness method, whereby their aggregate indebtedness may not be greater than fifteen times their net capital (as defined).

At December 31, 2013, Stifel had net capital of $368.2 million, which was 58.8% of aggregate debit items and $355.7 million in excess of its minimum required net capital. At December 31, 2013, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At December 31, 2013, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

Our company, as a bank holding company, and Stifel Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our company’s and Stifel Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our company and Stifel Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our company’s and Stifel Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

December 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,220,214	27.0%	$365,578	8.0%	$456,973	10.0%
Tier 1 capital to risk-weighted assets	1,233,047	26.7	182,789	4.0	274,184	6.0
Tier 1 capital to adjusted average total assets	1,233,047	15.4	316,772	4.0	395,965	5.0

Stifel Bank – Federal Reserve Capital Amounts

December 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$348,760	12.9%	$216,286	8.0%	$270,357	10.0%
Tier 1 capital to risk-weighted assets	336,092	12.4	108,143	4.0	162,214	6.0
Tier 1 capital to adjusted average total assets	336,092	6.9	195,048	4.0	243,811	5.0

NOTE 22 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income:
Investment securities	$62,155	$45,946	$37,217
Bank loans, net of unearned income	38,608	28,595	19,495
Margin balances	18,222	19,079	18,681
Other	23,554	15,085	13,806

	$142,539	$108,705	$89,199

Interest expense:
Senior notes	$20,648	$11,777	$—
Bank deposits	11,775	15,013	16,731
Other	13,945	6,580	8,573

	$46,368	$33,370	$25,304

NOTE 23 – Employee Incentive, Deferred Compensation, and Retirement Plans

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.1 million shares at December 31, 2013.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $131.8 million, $51.4 million, and $29.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $12.0 million, $16.7 million, and $24.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

On closing date of our acquisition of KBW, Inc., certain employees of KBW, Inc. and our company were granted restricted stock or restricted stock units of Stifel as retention. The fair value of the awards issued as retention was $30.6 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2013.

On the closing date of the acquisition of the Knight Capital Fixed Income business, we granted restricted stock units to certain employees as retention. The fair value of the awards issued as retention was $18.7 million. There are no continuing service requirements associated with these restricted stock units, and accordingly were expensed at date of grant. This charge is included in compensation and benefits in the consolidated statement of operations for the year ended December 31, 2013.

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the year ended December 31, 2013, no options were granted.

A summary of option activity under the plans as of December 31, 2013, and changes during the year then ended is presented below (in thousands, except exercise price and contractual terms):

	Options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding December 31, 2012	249	$19.95
Granted	—	—
Exercised	89	7.30
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2013	160	$26.99	2.65	$4,200

At December 31, 2013, all outstanding options were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $2.8 million, $19.2 million, and $3.7 million, respectively. The fair value of options vested during the year ended December 31, 2011 was $0.7 million. Cash proceeds from the exercise of stock options were $3.6 million, $4.2 million, and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Tax benefits realized from the exercise of stock options for the years ended December 31, 2013, 2012, and 2011 were $1.1 million, $7.5 million, and $1.4 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At December 31, 2013, the total number of stock units outstanding was 17.7 million, of which 8.8 million were unvested.

A summary of unvested stock unit activity under the plans as of December 31, 2013, and changes during the year then ended is presented below (in thousands, except weighted-average fair value):

	Stock Units	Weighted- average grant date fair value
Unvested December 31, 2012	6,551	36.62
Granted	6,303	36.71
Vested	(3,677)	37.00
Cancelled	(333)	33.96

Unvested December 31, 2013	8,844	36.63

At December 31, 2013, there was unrecognized compensation cost for stock units of $253.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Deferred Compensation Plans

The Stifel Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of December 31, 2013, there were 16.7 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel’s financial advisors who achieve certain levels of production the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution, or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $17.0 million and $18.0 million at December 31, 2013 and 2012, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At December 31, 2013 and 2012, the deferred compensation liability related to the mutual fund option of $14.3 million and $16.6 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

In addition, certain financial advisors, upon joining our company, may receive company stock units in lieu of transition cash payments. Deferred compensation related to these awards generally vests over a five- to eight-year period. Deferred compensation costs are amortized on a straight-line basis over the deferral period.

Profit Sharing and Employee Stock Ownership Plans

Eligible employees of our company who have met certain service requirements may participate in the Stifel Profit Sharing 401(k) Plan (the “Profit Sharing Plan”). We may match certain employee contributions or make additional contributions to the Profit Sharing Plan at our discretion. Our contributions to the Profit Sharing Plan were $6.4 million, $3.7 million, and $3.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

We had an internally leveraged employee stock ownership plan (“ESOP”) in which qualified employees of our company, as defined in the ESOP, participated. We made annual contributions to the ESOP in an amount determined by the Compensation Committee on behalf of all eligible employees based upon the relationship of individual compensation to total compensation. The Employee Stock Ownership Plan was terminated by our company during the year ended December 31, 2013. Compensation expense of $0.4 million, $1.7 million, and $1.7 million relating to the ESOP was recorded for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 24 – Off-Balance Sheet Credit Risk

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At December 31, 2013 and 2012, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.2 billion and $965.8 million, respectively, and the fair value of the collateral that had been sold or repledged was $263.8 million and $140.3 million, respectively.

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

At December 31, 2013 and 2012, Stifel Bank had outstanding commitments to originate loans aggregating $66.8 million and $241.5 million, respectively. The commitments extended over varying periods of time, with all commitments at December 31, 2013, scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At December 31, 2013 and 2012, Stifel Bank had outstanding letters of credit totaling $5.1 million and $10.5 million, respectively. All of the standby letters of credit commitments at December 31, 2013, have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At December 31, 2013 and 2012, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $282.0 million and $220.1 million, respectively.

NOTE 25 – Income Taxes

The provision for income taxes/(benefit) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current taxes:
Federal	$26,695	$32,111	$20,847
State	9,954	9,199	6,416
Foreign	365	(174)	295

	37,014	41,136	27,558

Deferred taxes:
Federal	(20,724)	35,072	20,262
State	(2,000)	8,498	5,958
Foreign	(1,968)	(255)	102

	(24,692)	43,315	26,322

Provision for income taxes/(benefit)	$12,322	$84,451	$53,880

Reconciliation of the statutory federal income tax rate with our company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	$64,831	$80,413	$48,357
State income taxes, net of federal income tax	11,433	11,766	7,288
Change in valuation allowance	1,659	(55)	(4,180)
Investment in subsidiary	(58,153)	—	—
Non-taxable book gain	(2,647)	—	—
Revaluation of deferred taxes	(2,290)	(8,450)	1,448
Other, net	(2,511)	777	967

	$12,322	$84,451	$53,880

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Deferred compensation	$163,411	$116,770
Net operating loss carryforwards	53,325	29,061
Accrued expenses	45,210	32,555
Unrealized loss on investments	30,211	—
Depreciation	11,537	5,472
Receivable reserves	6,010	3,956
Investment and jobs creation credit	1,627	2,057
Other	—	164

Total deferred tax assets	311,331	190,035
Valuation allowance	(9,854)	(5,608)

	301,477	184,427

Deferred tax liabilities:
Goodwill and other intangibles	(25,826)	(15,605)
Change in accounting method	(21,852)	(32,806)
Prepaid expenses	(4,938)	(4,265)
Unrealized gain on investments	—	(7,175)
Other	(5,307)	—

	(57,923)	(59,851)

Net deferred tax asset	$243,554	$124,576

Our net deferred tax asset at December 31, 2013, includes net operating loss carryforwards of $242.6 million that expire between 2014 and 2024. A valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The valuation allowance was increased by $4.3 million to adjust the tax benefit of certain state and foreign net operating loss carryforwards and state tax credits to the amount that we have determined is more likely than not to be realized. We believe the realization of the remaining net deferred tax asset of $243.6 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

The current tax payable, included in accounts payable and accrued expenses, is $30.1 million and $19.1 million as of December 31, 2013 and 2012, respectively.

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

Uncertain Tax Positions

As of December 31, 2013 and 2012, we had $5.2 million and $1.8 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in provision for income taxes/(benefits) in the consolidated statements of operations. As of December 31, 2013 and 2012, we had accrued interest and penalties of $1.0 million and $1.0 million, respectively, before benefit of federal tax deduction, included in accounts payable and accrued expenses on our consolidated statements of financial condition. The amount of interest and penalties recognized on our consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 was not significant.

The following table summarizes the activity related to our company’s unrecognized tax benefits from January 1, 2011 to December 31, 2013 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$1,750	$3,091	$3,138

Increase related to prior year tax positions	3,044	440	21
Decrease related to prior year tax positions	(40)	(881)	(1,075)
Increase related to current year tax positions	133	—	1,260
Decrease related to settlements with taxing authorities	(6,086)	(900)	(253)
Decrease related to lapsing of statute of limitations	(356)	—	—
Increase related to business acquisitions	6,713	—	—

Ending balance	$5,158	$1,750	$3,091

We file income tax returns with the U.S. federal jurisdiction, various states, and certain foreign jurisdictions. We are not subject to U.S. federal, certain state and local, or non-U.S. income tax examination by tax authorities for taxable years before 2010.

There is a reasonable possibility that the unrecognized tax benefits will change within the next 12 months as a result of the expiration of various statutes of limitations or for the resolution of U.S. federal and state examinations, but we do not expect this change to be material to the consolidated financial statements.

NOTE 26 – Segment Reporting

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues: (1)
Global Wealth Management	$1,117,179	$991,597	$904,967
Institutional Group	861,158	604,654	487,643
Other	(4,891)	(2,138)	458

	$1,973,446	$1,594,113	$1,393,068

Income/(loss) before income taxes:
Global Wealth Management	$299,572	266,669	233,994
Institutional Group	142,889	101,487	64,315
Other	(257,232)	(138,409)	(160,160)

	$185,229	$229,747	$138,149

1	No individual client accounted for more than 10 percent of total net revenues for the years ended December 31, 2013, 2012 or 2011.

The following table presents our company’s total assets on a segment basis at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Global Wealth Management	$5,505,076	$5,116,487
Institutional Group	3,290,573	1,447,484
Other	213,221	402,169

	$9,008,870	$6,966,140

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and KBW Limited. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the years ended December 31, 2013, 2012, and 2011, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues:
United States	$1,927,344	$1,571,051	$1,361,899
United Kingdom	34,350	13,779	21,873
Other European	11,752	9,283	9,296

	$1,973,446	$1,594,113	$1,393,068

NOTE 27 – Earnings Per Share (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share data):

	Year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Income from continuing operations	$172,907	$145,296	$84,269
Loss from discontinued operations, net of tax	(10,894)	(6,723)	(135)

Net income	$162,013	$138,573	$84,134

Shares for basic and diluted calculation:
Average shares used in basic computation	63,568	53,563	52,418
Dilutive effect of stock options and units (1)	9,936	9,374	10,640

Average shares used in diluted computation	73,504	62,937	63,058
Earnings per basic common share
Income from continuing operations	$2.72	$2.71	$1.61
Loss from discontinued operations	(0.17)	(0.12)	—

Earnings per basic common share	$2.55	$2.59	$1.61
Earnings per diluted common share
Income from continuing operations	$2.35	$2.31	$1.34
Loss from discontinued operations	(0.15)	(0.11)	—

Earnings per diluted common share	$2.20	$2.20	$1.34

[1]	Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the years ended December 31, 2013, 2012, and 2011, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 28 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At December 31, 2013, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes. During the years ended December 31, 2013, 2012, and 2011, we repurchased $13.7 million, $11.4 million, and $48.5 million, or 0.4 million, 0.4 million, and 1.7 million shares, respectively, using existing Board authorizations at an average price of $31.75, $30.35, and $28.12 per share, respectively, to meet obligations under our company’s employee benefit plans and for general corporate purposes.

Issuance of Shares

During the years ended December 31, 2013, 2012, and 2011, we issued 8.8 million, 2.3 million, and 1.7 million shares, respectively, which included the reissuance of 0.5 million, 2.1 million, and 1.7 million shares from treasury, respectively. Share issuances during the year ended December 31, 2013, were primarily a result of the vesting and exercise transactions under our incentive stock award plans, and shares issued as part of the purchase consideration in our acquisition of KBW, Inc. Share issuances during the year ended December 31, 2012, were primarily a result of the vesting and exercise transactions under our incentive stock award plans, the exercise of warrants that were issued as part of the Ryan Beck acquisition, and shares issued as part of the purchase consideration in our acquisition of Miller Buckfire. Share issuances during the year ended December 31, 2011, were primarily a result of the vesting and exercise transactions under our incentive stock award plans and the acquisition of Stone & Youngberg. See Note 3 in the notes to our consolidated financial statements for additional information regarding our acquisitions.

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

On February 15, 2013, we issued 6.7 million shares related to the purchase of KBW, Inc. See Note 3 in the notes to our consolidated financial statements for additional information regarding the acquisition of KBW, Inc.

NOTE 29 – Variable Interest Entities

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of approximately $246.7 million at December 31, 2013. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the years ended December 31, 2013, 2012, and 2011. In addition, our direct investment interest in these entities is insignificant at December 31, 2013 and 2012.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of approximately $245.1 million at December 31, 2013. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $2.0 million at December 31, 2013. Management fee revenue earned by our company was insignificant during the years ended December 31, 2013, 2012, and 2011.

For the entities noted above that were determined to be VIEs, we have concluded that we are not the primary beneficiary and, therefore, we are not required to consolidate these entities. Additionally, for certain other entities we reviewed other relevant accounting guidance, which states the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either: (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria are not met, the consolidation of the partnership or limited liability company is required. Based on our evaluation of these entities, we determined that these entities do not require consolidation.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at December 31, 2013, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at December 31, 2013. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of December 31, 2013. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 30 – Subsequent Events

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

NOTE 31 – Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2013:
Total revenues	$449,173	$506,312	$490,174	$574,156
Interest expense	10,569	12,634	11,535	11,630
Net revenues	438,604	493,678	478,639	562,526
Total non-interest expenses	414,946	441,103	447,631	484,537
Income from continuing operations before income tax expense	23,658	52,575	31,008	77,989
Provision for income taxes	8,722	21,659	(43,921)	25,863
Income from continuing operations	14,936	30,916	74,929	52,126
Loss from discontinued operations, net of tax	(317)	(1,481)	(5,239)	(3,857)
Net income	$14,619	$29,435	$69,690	$48,269
Earnings per basic common share
Income from continuing operations	$0.25	$0.48	$1.16	$0.80
Loss from discontinued operations	(0.01)	(0.02)	(0.08)	(0.06)

Earnings per basic common share	$0.24	$0.46	$1.08	$0.74
Earnings per diluted common share
Income from continuing operations	$0.22	$0.42	$1.00	$0.69
Loss from discontinued operations	(0.01)	(0.02)	(0.07)	(0.05)

Earnings per diluted common share	$0.21	$0.40	$0.93	$0.64
Weighted average number of common shares outstanding:
Basic	60,054	64,505	64,706	64,859
Diluted	69,189	74,090	75,191	75,495

(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2012:
Total revenues	$407,093	$380,444	$420,061	$419,885
Interest expense	9,009	9,855	5,904	8,602
Net revenues	398,084	370,589	414,157	411,283
Total non-interest expenses	335,347	325,104	352,983	350,932
Income from continuing operations before income tax expense	62,737	45,485	61,174	60,351
Provision for income taxes	25,410	18,234	23,740	17,067
Income from continuing operations	37,327	27,251	37,434	43,284
Income/(loss) from discontinued operations, net of tax	(2,554)	(1,115)	276	(3,330)
Net income	$34,773	$26,136	$37,710	$39,954
Earnings per basic common share
Income from continuing operations	$0.70	$0.51	$0.70	$0.81
Loss from discontinued operations	(0.05)	(0.02)	—	(0.07)

Earnings per basic common share	$0.65	$0.49	$0.70	$0.74
Earnings per diluted common share
Income from continuing operations	$0.60	$0.43	$0.60	$0.69
Loss from discontinued operations	(0.05)	(0.01)	—	(0.06)

Earnings per diluted common share	$0.55	$0.42	$0.60	$0.63
Weighted average number of common shares outstanding:
Basic	53,243	53,569	53,601	53,569
Diluted	62,669	62,678	63,054	62,678

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Stifel Financial Corp., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2013, our company’s internal control over financial reporting is effective.

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

Our company’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our company’s internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Stifel Financial Corp.

We have audited Stifel Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Stifel Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stifel Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of financial condition of Stifel Financial Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2014

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Board of Directors and committees, our Corporate Governance, compliance with Section 16(a) of the Securities Exchange Act of 1934, and procedures by which stockholders may recommend nominees to our Board of Directors is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Information regarding the executive officers is contained in Part 1, Item 1, “Executive Officers of the Registrant,” hereof. There is no family relationship between any of the directors or named executive officers.

Under Section 303A.12 (a) NYSE Listed Company Manual, the CEO certification was submitted to the NYSE after the 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of certain executive officers and directors (“Executive Compensation”), as well as “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2013, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options and units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the shareholders	17,853,844	$34.35	5,085,044
Equity compensation plans not approved by the shareholders	54,936		—

	17,908,780	$34.25	5,085,044

On December 31, 2013, the total number of securities to be issued upon exercise of options and units consisted of 159,748 options and 17,749,032 units, for a total of 17,908,780 shares. The equity compensation plans approved by the stockholders contained 104,812 options and 17,749,032 units, for a total of 17,853,844 shares. The equity compensation plan not approved by the stockholders contained 54,936 options, for a total of 54,936 shares.

Equity compensation plans approved by stockholders

The total options granted as of December 31, 2013, for equity compensation plans approved by the stockholders consists of 87,863 shares subject to options granted under the 2001 Incentive Stock Plan, and 16,949 shares subject to options granted under the Equity Incentive Plan for Non-Employee Directors.

The total units granted as of December 31, 2013, for equity compensation plans approved by the stockholders consists of 17,200,452 shares that are subject to stock units granted under the 2001 Incentive Stock Plan, 360,302 under the 2007 Incentive Stock Plan, and 188,278 shares that are subject to stock units granted under the Equity Incentive Plan for Non-Employee Directors.

As of December 31, 2013, the remaining shares available for future grants or awards under equity compensation plans approved by the stockholders consist of 3,917,856 shares under the 2001 Incentive Stock Plan, 915,894 under the 2007 Incentive Stock Plan, and 251,294 shares under the Equity Incentive Plan for Non-Employee Directors, for a total of 5,085,044 shares.

Equity compensation plans not approved by stockholders

Equity compensation plans not approved by the stockholders as of December 31, 2013, include 54,936 shares that are subject to stock options granted to the former directors of TWPG in exchange for the options they held prior to the merger. There were no shares reserved for future grants or awards under this plan as of December 31, 2013.

Security ownership of certain beneficial owners

Information regarding security ownership of certain beneficial owners is contained in “Ownership of Certain Beneficial Owners,” included in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

Security ownership of management

Information regarding security ownership of certain beneficial owners and management is contained in “Ownership of Directors, Nominees, and Executive Officers,” included in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is contained in “Certain Relationships and Related Transactions,” and “Director Independence” included in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is contained in “Ratification of Appointment of Independent Registered Public Accounting Firm,” included in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end, which information is incorporated herein by reference.

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

EXHIBIT INDEX

STIFEL FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

Exhibit No.		Description

2.	1	Agreement and Plan of Merger dated as of April 25, 2010, among Stifel Financial Corp., PTAS, Inc., and Thomas Weisel Partners Group, Inc., incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.’s Registration Statement on Form S-4 Amendment No. 1 (File No. 333-166355) filed May 20, 2010.

	2	Form of Plan of Arrangement (including Exchangeable Share Provisions), incorporated herein by reference to Exhibit 2.1 of Stifel Financial Corp.’s Registration Statement on Form S-3 Amendment No. 1 (File No. 333-166355) filed July 2, 2010.

3.	1	Restated Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on June 3, 2009, incorporated herein by reference to Exhibit 4.1 to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-160523) filed on July 10, 2009.

	2	Stifel Financial Corp. Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3. (b)(1) to Stifel Financial Corp.’s Annual Report on Form 10-K for fiscal year ended July 30, 1993.

	3	Certificate of Designations, Preferences, and Rights of the Special Voting Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on July 1, 2010.

4.		Stifel Financial Corp. Registration Rights Agreement dated February 28, 2007, incorporated herein by reference to Stifel Financial Corp.’s Current Report on Form 8-K/A filed March 6, 2007.

10.	1	Form of Indemnification Agreement with directors dated as of June 30, 1987, incorporated herein by reference to Exhibit 10.2 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – June 22, 1987) filed July 14, 1987.

	2	Stifel Financial Corp. Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-3 (Registration File No. 33-53699) filed May 18, 1994.

	3(a)	Employment Letter with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(l) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997.*

	3(b)	Employment Agreement with Richard Himelfarb dated September 6, 2005, incorporated herein by reference to Exhibit 10.(p) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

	3(c)	Employment Agreement with Thomas Mulroy dated September 7, 2005, incorporated herein by reference to Exhibit 10.(q) to Stifel Financial Corp.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005, filed on January 26, 2007. *

	3(d)	Employment Agreement with Victor Nesi dated June 25, 2009, incorporated herein by reference to Exhibit 10.(EE) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010.*

	4(a)	Stock Unit Agreement with Ronald J. Kruszewski, incorporated herein by reference to Exhibit 10.(j)(2) to Stifel Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 1998. *

Exhibit No.	Description

4(b)	Stock Unit Agreement with James M. Zemlyak dated January 11, 2000, incorporated herein by reference to Exhibit 10.(s) to Stifel Financial Corp.’s Annual Report on Form 10-K / A Amendment No. 1 for the year ended December 31, 2001, filed on April 9, 2002. *

5	Stifel Financial Corp. 1999 Executive Incentive Performance Plan, incorporated herein by reference to Annex B of Stifel Financial Corp.’s Proxy Statement for the 1999 Annual Meeting of Stockholders filed March 26, 1999. *

6	Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-52694) filed December 22, 2000. *

7	Stifel Financial Corp. Equity Incentive Plan for Non-Employee Directors, as restated and amended, incorporated by reference to Annex A of Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

8	Stifel Profit Sharing 401(k) Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60516) filed May 9, 2001. *

9(a)	Stifel Financial Corp. 2001 Incentive Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-82328) filed February 7, 2002. *

9(b)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105756) filed June 2, 2003. *

9(c)	Stifel Financial Corp. 2001 Incentive Plan Amendment No. 2, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-140662) filed February 13, 2007. *

9(d)	Stifel Financial Corp. 2001 Incentive Stock Plan, as restated and amended, incorporated herein by reference to Annex B to the Stifel Financial Corp.’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 29, 2008. *

9(e)	Stifel Financial Corp. 2001 Incentive Stock Plan (2011 Restatement), as amended, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported June 21, 2011) filed on June 22, 2011. *

10	Stifel Financial Corp. 2003 Employee Stock Purchase Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-100414) filed October 8, 2002. *

11	Stifel Financial Corp. 2010 Executive Incentive Plan, incorporated herein by reference to Appendix A to Stifel Financial Corp.’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders filed on February 26, 2010. *

12(a)	Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-60506) filed May 9, 2001. *

12(b)	Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan Amendment No. 1, incorporated herein by reference to Stifel Financial Corp.’s Registration Statement on Form S-8 (Registration File No. 333-105759) filed June 2, 2003. *

Exhibit No.		Description

	12(c)	First Amendment to Stifel, Nicolaus & Company, Incorporated Wealth Accumulation Plan 2010 Restated, incorporated herein by reference to Exhibit 10.1 to Stifel Financial Corp.’s Current Report on Form 8-K filed on August 9, 2010. *

	13(a)	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Stifel Financial Corp., SF RB Merger Sub, Inc., BankAtlantic Bancorp, Inc., and Ryan Beck Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K / A (date of earliest event reported – January 8, 2007) filed on January 12, 2007.

	13(b)	Amendment No.1 to Merger Agreement by and among Stifel Financial Corp. and BankAtlantic Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – August 14, 2008) filed on August 15, 2008.

	14(a)	Asset Purchase Agreement dated March 23, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported – March 23, 2009) filed on March 23, 2009.

	14(b)	Amendment No. 1 to Asset Purchase Agreement, dated May 4, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported May 4, 2009) filed on May 11, 2009.

	14(c)	Amendment No. 2 to Asset Purchase Agreement, dated June 1, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 10 (aa) to Stifel Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

	14(d)	Amendment No. 3 to Asset Purchase Agreement, dated August 12, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc., incorporated herein by reference to Exhibit 2.1 to Stifel Financial Corp.’s Current Report on Form 8-K (date of earliest event reported August 12, 2009) filed on August 18, 2009.

	14(e)	Amendment No. 4 to Asset Purchase Agreement, dated September 11, 2009, by and between Stifel, Nicolaus & Company, Incorporated and UBS Financial Services, Inc. incorporated herein by reference to Exhibit 10 (cc) to Stifel Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009.

11.		Computation of Per Share Earnings is set forth in Note 27 of Notes to Consolidated Financial Statements included in this Form 10-K.

21.1		List of Subsidiaries of Stifel Financial Corp., filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1.		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2.		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certification of Chief Executive Officer. **

32.2.		Section 1350 Certification of Chief Financial Officer. **

Exhibit No.	Description

101.	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

STIFEL FINANCIAL CORP.

By:	/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2014.

/s/ Ronald J. Kruszewski	Chairman of the Board, President,
Ronald J. Kruszewski	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ James M. Zemlyak	Senior Vice President, Chief Financial
James M. Zemlyak	Officer, and Director (Principal Financial and Accounting Officer)

/s/ Bruce A. Beda	Director
Bruce A. Beda

/s/ Michael W. Brown	Director
Michael W. Brown

/s/ Charles A. Dill	Director
Charles A. Dill

/s/ John P. Dubinsky	Director
John P. Dubinsky

/s/ Robert E. Grady	Director
Robert E. Grady

/s/ Frederick O. Hanser	Director
Frederick O. Hanser

/s/ Richard J. Himelfarb	Director
Richard J. Himelfarb

/s/ Alton F. Irby III	Director
Alton F. Irby III

/s/ Thomas B. Michaud	Director
Thomas B. Michaud

/s/ Thomas P. Mulroy	Director
Thomas P. Mulroy

/s/ Victor J. Nesi	Director
Victor J. Nesi

/s/ James M. Oates	Director
James M. Oates

/s/ Ben A. Plotkin	Director
Ben A. Plotkin

/s/ Thomas W. Weisel
Thomas W. Weisel	Chairman of the Board and Director

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

/s/ Michael J. Zimmerman	Director
Michael J. Zimmerman