Form 10-Q
period 2014-03-31
STIFEL FINANCIAL CORP
filed 2014-05-12
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on May 9, 2014, was 65,476,685.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$525,409	$716,560
Restricted cash	—	4,268
Cash segregated for regulatory purposes	37	35
Receivables:
Brokerage clients, net	582,724	530,402
Brokers, dealers, and clearing organizations	535,248	381,122
Securities purchased under agreements to resell	294,263	225,075
Financial instruments owned, at fair value (includes securities pledged of $806,676 and $686,997, respectively)	991,710	801,494
Available-for-sale securities, at fair value	1,795,516	1,756,253
Held-to-maturity securities, at amortized cost	1,294,853	1,312,115
Loans held for sale	102,367	109,110
Bank loans, net of allowance	1,497,640	1,404,353
Investments, at fair value	244,858	217,228
Fixed assets, net	120,973	106,446
Goodwill	730,392	727,336
Intangible assets, net	45,078	49,889
Loans and advances to financial advisors and other employees, net	181,182	184,458
Deferred tax assets, net	200,142	243,554
Other assets	245,422	239,172

Total Assets	$9,387,814	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	March 31, 2014	December 31, 2013
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$414,900	$55,700
Payables:
Brokerage clients	327,270	318,942
Brokers, dealers, and clearing organizations	105,404	58,135
Drafts	70,024	74,710
Securities sold under agreements to repurchase	246,159	263,809
Bank deposits	4,605,260	4,663,323
Financial instruments sold, but not yet purchased, at fair value	715,116	481,214
Accrued compensation	175,084	337,589
Accounts payable and accrued expenses	220,957	285,968
Senior notes	325,000	325,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	7,287,674	6,946,890
Liabilities subordinated to claims of general creditors	—	3,131
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 65,460,203 and 63,744,074 shares, respectively	9,819	9,562
Additional paid-in-capital	1,533,968	1,544,143
Retained earnings	587,622	540,238
Accumulated other comprehensive income	(31,205)	(35,030)

	2,100,204	2,058,913
Treasury stock, at cost, 1,336 and 1,330 shares, respectively	(64)	(64)

	2,100,140	2,058,849

Total Liabilities and Shareholders’ Equity	$9,387,814	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Revenues:
Commissions	$159,416	$145,867
Principal transactions	126,461	107,264
Investment banking	132,304	76,905
Asset management and service fees	89,170	68,912
Interest	42,826	29,806
Other income	5,200	20,419

Total revenues	555,377	449,173
Interest expense	8,631	10,569

Net revenues	546,746	438,604

Non-interest expenses:
Compensation and benefits	346,771	314,912
Occupancy and equipment rental	40,532	33,519
Communications and office supplies	24,818	22,457
Commissions and floor brokerage	9,028	8,837
Other operating expenses	47,469	35,221

Total non-interest expenses	468,618	414,946

Income from continuing operations before income tax expense	78,128	23,658
Provision for income taxes	30,155	8,722

Income from continuing operations	47,973	14,936

Discontinued operations:
Loss from discontinued operations, net of tax	(591)	(317)

Net income	$47,382	$14,619

Earnings per basic common share:
Income from continuing operations	$0.73	$0.25
Loss from discontinued operations	(0.01)	(0.01)

Earnings per basic common share	$0.72	$0.24

Earnings per diluted common share:
Income from continuing operations	$0.63	$0.22
Loss from discontinued operations	—	(0.01)

Earnings per diluted common share	$0.63	$0.21

Weighted average number of common shares outstanding:
Basic	66,037	60,054
Diluted	75,691	69,189

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

Net income	$47,382	$14,619
Other comprehensive income (loss), net of tax :
Changes in unrealized gains/(losses) on available-for-sale securities	2,862	(4,586)
Changes in unrealized gains on cash flow hedging instruments (1)	626	1,519
Foreign currency translation adjustment	337	(1,069)

	3,825	(4,136)

Comprehensive income	$51,207	$10,483

(1)	Amounts are net of reclassifications to earnings of losses of $1.7 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$47,382	$14,619
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,113	7,876
Amortization of loans and advances to financial advisors and other employees	16,294	15,553
Amortization of premium/(accretion of discount) on investment portfolio	960	(2,989)
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	1,887	1,294
Amortization of intangible assets	6,481	1,138
Deferred income taxes	43,917	14,846
Excess tax benefits from stock-based compensation	(16,932)	(8,237)
Stock-based compensation	(26,932)	70,184
(Gains)/losses on investments	(1,783)	3,530
Other, net	979	403
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	4,266	127,998
Receivables:
Brokerage clients	(52,322)	(55,519)
Brokers, dealers, and clearing organizations	(154,126)	(177,699)
Securities purchased under agreements to resell	(69,188)	2,354
Loans originated as held for sale	(200,713)	(437,539)
Proceeds from mortgages held for sale	205,494	476,999
Trading securities owned, including those pledged	(190,216)	(39,304)
Loans and advances to financial advisors and other employees	(12,995)	(12,049)
Other assets	11,515	(66,088)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	8,328	30,182
Brokers, dealers, and clearing organizations	51,551	30,056
Drafts	(4,686)	(32,118)
Trading securities sold, but not yet purchased	233,902	217,385
Other liabilities and accrued expenses	(248,454)	(126,444)

Net cash provided by/(used in) operating activities	$(338,278)	$56,431

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns on available-for-sale securities	$80,110	$68,678
Calls and principal paydowns of held-to-maturity securities	25,696	16,289
Sale or maturity of investments	9,522	22,380
Sale of other real estate owned	131	—
Increase in bank loans, net	(95,197)	(67,585)
Payments for:
Purchase of available-for-sale securities	(116,802)	(185,892)
Purchase of held-to-maturity securities	(7,959)	(16,438)
Purchase of investments	(35,369)	(57,558)
Purchase of fixed assets	(6,431)	(4,931)
Acquisitions, net of cash acquired	—	(154,283)

Net cash used in investing activities	(146,299)	(379,340)

Cash Flows from Financing Activities:
(Repayments of)/proceeds from short-term borrowings from banks	359,200	265,100
Increase/(decrease) in securities sold under agreements to repurchase	(17,650)	(31,817)
Increase in bank deposits, net	(58,063)	210,435
Increase in securities loaned	(4,282)	46,680
Excess tax benefits from stock-based compensation	16,932	8,237
Issuance of common stock	83	15
Reissuance of treasury stock	—	297
Repayment of non-recourse debt	—	(3,058)
Extinguishment of subordinated debt	(3,131)	(2,187)

Net cash provided by financing activities	293,089	493,702

Effect of exchange rate changes on cash	337	(1,070)

Increase/(decrease) in cash and cash equivalents	(191,151)	169,723
Cash and cash equivalents at beginning of period	716,560	403,941

Cash and cash equivalents at end of period	$525,409	$573,664

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds/(refunds, net of taxes paid)	$30,269	$15,264
Cash paid for interest	8,356	10,407
Noncash investing and financing activities:
Stock units granted, net of forfeitures	86,347	137,694
Issuance of common stock for acquisitions	—	265,918

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

Our Canadian subsidiary, Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for further discussion of our discontinued operations.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise noted) necessary to fairly present our financial position, results of operations and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Variable Interest Entity. VIEs are entities that lack one or more of the characteristics of a voting interest entity. We are required to consolidate certain VIEs in which we have the power to direct the activities of the entity and the obligation to absorb significant losses or receive significant benefits. In other cases, we consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is defined as the entity that has a variable interest, or a combination of variable interests, that maintains control and receives benefits or will absorb losses that are not pro rata with its ownership interests. See Note 26 for additional information on VIEs.

NOTE 2 – Recently Issued Accounting Guidance

Discontinued Operations

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASC”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”) amending FASB ASC Topic 205-20, “Discontinued Operations,” (“ASC 205-20”). The amended guidance changes the criteria for reporting discontinued operations and requires new disclosures. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, and will be applied prospectively. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

NOTE 3 – Discontinued Operations

The components of discontinued operations are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Net revenues	$10	$3,176

Restructuring expense	217	—
Operating expenses	492	3,488

Total non-interest expenses	709	3,488

Loss from discontinued operations before income tax expense	(699)	(312)
Income tax (benefit)/expense	(108)	5

Loss from discontinued operations, net of tax	$(591)	$(317)

NOTE 4 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at March 31, 2014 and December 31, 2013, included (in thousands):

	March 31, 2014	December 31, 2013

Deposits paid for securities borrowed	$320,673	$227,640
Receivable from clearing organizations	189,022	125,538
Securities failed to deliver	25,553	27,944

	$535,248	$381,122

Amounts payable to brokers, dealers, and clearing organizations at March 31, 2014 and December 31, 2013, included (in thousands):

	March 31, 2014	December 31, 2013

Securities failed to receive	$56,285	$7,411
Deposits received from securities loaned	35,760	40,101
Payable to clearing organizations	13,359	10,623

	$105,404	$58,135

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

Corporate equity securities, mutual funds and U.S. government securities are valued based on quoted prices in active markets and reported in Level 1.

ARS for which the market has been dislocated and largely ceased to function are reported as Level 3 assets. The methods used to value ARS are discussed above.

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.8 million and $12.4 million at March 31, 2014 and December 31, 2013, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are presented below:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$35,609	35,609	—	—
Financial instruments owned:
U.S. government agency securities	151,177	—	151,177	—
U.S. government securities	23,435	23,435	—	—
Corporate securities:
Fixed income securities	576,497	20,583	554,574	1,340
Equity securities	77,181	76,936	4	241
State and municipal securities	163,420	—	163,420	—

Total financial instruments owned	991,710	120,954	869,175	1,581
Available-for-sale securities:
U.S. government agency securities	1,720	—	1,720	—
State and municipal securities	92,616	—	86,354	6,262
Mortgage-backed securities:
Agency	221,792	—	221,792	—
Commercial	194,788	—	194,788	—
Non-agency	30,233	—	30,233	—
Corporate fixed income securities	492,483	77,015	415,468	—
Asset-backed securities	761,884	—	703,533	58,351

Total available-for-sale securities	1,795,516	77,015	1,653,888	64,613
Investments:
Corporate equity securities	66,854	32,839	34,015	—
Mutual funds	17,288	17,288	—	—
Auction rate securities:
Equity securities	53,702	—	—	53,702
Municipal securities	11,634	—	—	11,634
Other (1)	95,380	5	2,416	92,959

Total investments	244,858	50,132	36,431	158,295

	$3,067,693	$283,710	$2,559,494	$224,489

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$373,375	$373,375	$—	$—
U.S. government agency securities	1,500	—	1,500	—
Corporate securities:
Fixed income securities	224,567	12,182	212,385	—
Equity securities	115,556	115,450	106	—
State and municipal securities	118	—	118	—

Total financial instruments sold, but not yet purchased	715,116	501,007	214,109	—
Derivative contracts (2)	8,246	—	8,246	—

	$723,362	$501,007	$222,355	$—

(1)	Includes $55.3 million of partnership interests, $21.2 million of private company investments, and $18.9 million of private equity and other investments.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$78,163	$78,163	$—	$—
Financial instruments owned:
U.S. government agency securities	88,930	—	88,930	—
U.S. government securities	10,594	10,594	—	—
Corporate securities:
Fixed income securities	483,987	23,413	458,535	2,039
Equity securities	76,709	76,462	6	241
State and municipal securities	141,274	—	141,274	—

Total financial instruments owned	801,494	110,469	688,745	2,280
Available-for-sale securities:
U.S. government agency securities	1,072	—	1,072	—
State and municipal securities	90,677	—	84,477	6,200
Mortgage-backed securities:
Agency	183,987	—	183,987	—
Commercial	211,246	—	211,246	—
Non-agency	4,619	—	4,619	—
Corporate fixed income securities	498,316	83,655	414,661	—
Asset-backed securities	766,336	—	708,258	58,078

Total available-for-sale securities	1,756,253	83,655	1,608,320	64,278
Investments:
Corporate equity securities	32,402	32,402	—	—
Mutual funds	16,994	16,994	—	—
Auction rate securities:
Equity securities	56,693	—	—	56,693
Municipal securities	10,939	—	—	10,939
Other (1)	100,200	10	2,422	97,768

Total investments	217,228	49,406	2,422	165,400

	$2,853,138	$321,693	$2,299,487	$231,958

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$253,221	$253,221	$—	$—
U.S. government agency securities	2,068	—	2,068	—
Corporate securities:
Fixed income securities	135,878	17,857	118,021	—
Equity securities	90,015	86,933	3,082	—
State and municipal securities	32	—	32	—

Total financial instruments sold, but not yet purchased	481.214	358,011	123,203	—
Derivative contracts (2)	9,349	—	9,349	—

	$490,563	$358,011	$132,552	$—

[1]	Includes $56.0 million of partnership interests, $22.5 million of private company investments, and $21.7 million of private equity and other investments.
[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three months ended March 31, 2014 (in thousands):

	March 31, 2014
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities (1)	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at December 31, 2013	$2,039	$241	$6,200	$58,078
Unrealized gains/(losses):
Included in changes in net assets (1)	(438)	—	—	—
Included in OCI (2)	—	—	62	273
Realized gains (1)	—	—	—	—
Purchases	—	—	—	—
Sales	(259)	—	—	—
Redemptions	(2)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—

Net change	(699)	—	62	273

Balance at March 31, 2014	$1,340	$241	$6,262	$58,351

	March 31, 2014
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (1)
Balance at December 31, 2013	$56,693	$10,939	$97,768
Unrealized gains/(losses):
Included in changes in net assets (2)	309	(153)	(692)
Included in OCI (3)	—	—	—
Realized gains (2)	—	—	311
Purchases	—	1,650	992
Sales	—	—	(4,709)
Redemptions	(3,300)	(802)	(711)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—

Net change	(2,991)	695	(4,809)

Balance at March 31, 2014	$53,702	$11,634	$92,959

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: sales of certain investments, redemptions of ARS at par, and unrealized gains and losses during the three months ended March 31, 2014. The changes in unrealized gains/(losses) recorded in earnings for the three months ended March 31, 2014 relating to Level 3 assets still held at March 31, 2014 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of March 31, 2014.

	Valuation technique	Unobservable input	Range	Weighted average

Available-for-sale securities:

Asset-backed securities	Discounted cash flow	Discount rate	5.7% – 11.1%	7.7%
Workout period			1 – 4 years	3.4 years

Investments:
Auction rate securities:

Equity securities	Discounted cash flow	Discount rate	2.9% – 12.7%	7.2%
Workout period			1 – 3 years	2.4 years

Municipal securities	Discounted cash flow	Discount rate	0.1% – 10.8%	6.5%
Workout period			1 – 4 years	2.6 years

Other
Investments in partnerships	Market approach	Revenue multiple	1.7 – 4.0	2.6
EBITDA multiple			4.5 – 9.9	7.7

Private equity investments	Market approach	Revenue multiple	0.5 – 3.0	1.8
EBITDA multiple			4.3 – 11.3	7.8

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

General and limited partnership interests in investment partnerships totaled $55.3 million and $56.0 million at March 31, 2014 and December 31, 2013, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $5.4 million and $8.2 million at March 31, 2014 and December 31, 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $2.6 million of transfers of financial assets from Level 2 to Level 1 during the three months ended March 31, 2014 primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.2 million of transfers of financial assets from Level 1 to Level 2 during the three months ended March 31, 2014 primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of March 31, 2014 and December 31, 2013, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	March 31, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$525,409	$525,409	$716,560	$716,560
Restricted cash	—	—	4,268	4,268
Cash segregated for regulatory purposes	37	37	35	35
Securities purchased under agreements to resell	294,263	294,263	225,075	225,075
Financial instruments owned	991,710	991,710	801,494	801,494
Available-for-sale securities	1,795,516	1,795,516	1,756,253	1,756,253
Held-to-maturity securities	1,294,853	1,303,443	1,312,115	1,305,959
Loans held for sale	102,367	102,367	109,110	109,110
Bank loans	1,497,640	1,535,878	1,404,353	1,420,068
Investments	244,858	244,858	217,228	217,228
Financial liabilities:
Securities sold under agreements to repurchase	$246,159	$246,159	$263,809	$263,809
Bank deposits	4,605,260	4,101,954	4,663,323	4,072,038
Financial instruments sold, but not yet purchased	715,116	715,116	481,214	481,214
Derivative contracts (1)	8,246	8,246	9,349	9,349
Senior notes	325,000	335,087	325,000	328,635
Debentures to Stifel Financial Capital Trusts	82,500	72,118	82,500	72,201
Liabilities subordinated to claims of general creditors	—	—	3,131	3,122

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$489,800	$489,800	$—	$—
Cash segregated for regulatory purposes	37	37	—	—
Securities purchased under agreements to resell	294,263	294,263	—	—
Held-to-maturity securities	1,303,443	—	1,071,884	231,559
Loans held for sale	102,367	—	102,367	—
Bank loans	1,535,878	—	1,535,878	—
Financial liabilities:
Securities sold under agreements to repurchase	$246,159	$487	$245,672	$—
Bank deposits	4,101,954	—	4,101,954	—
Senior notes	335,087	335,087	—	—
Debentures to Stifel Financial Capital Trusts	72,118	—	—	72,118

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$638,397	$638,397	$—	$—
Restricted cash	4,268	4,268	—	—
Cash segregated for regulatory purposes	35	35	—	—
Securities purchased under agreements to resell	225,075	225,075	—	—
Held-to-maturity securities	1,305,959	—	1,073,953	232,006
Loans held for sale	109,110	—	109,110	—
Bank loans	1,420,068	—	1,420,068	—
Financial liabilities:
Securities sold under agreements to repurchase	$263,809	$747	$263,062	$—
Bank deposits	4,072,038	—	4,072,038	—
Senior notes	328,635	328,635	—	—
Debentures to Stifel Financial Capital Trusts	72,201	—	—	72,201
Liabilities subordinated to claims of general creditors	3,122	—	—	3,122

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2014 and December 31, 2013.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2014 and December 31, 2013 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at March 31, 2014 and December 31, 2013 approximate fair value due to the short-term nature.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at March 31, 2014 and December 31, 2013, are as follows (in thousands):

	March 31, 2014	December 31, 2013
Financial instruments owned:
U.S. government agency securities	$151,177	$88,930
U.S. government securities	23,435	10,594
Corporate securities:
Fixed income securities	576,497	483,987
Equity securities	77,181	76,709
State and municipal securities	163,420	141,274

	$991,710	$801,494

Financial instruments sold, but not yet purchased:
U.S. government securities	$373,375	$253,221
U.S. government agency securities	1,500	2,068
Corporate securities:
Fixed income securities	224,567	135,878
Equity securities	115,556	90,015
State and municipal securities	118	32

	$715,116	$481.214

At March 31, 2014 and December 31, 2013, financial instruments owned in the amount of $806.7 million and $687.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,724	$1	$(5)	$1,720
State and municipal securities	97,315	950	(5,649)	92,616
Mortgage-backed securities:
Agency	221,540	2,675	(2,423)	221,792
Commercial	192,822	3,168	(1,202)	194,788
Non-agency	30,182	110	(59)	30,233
Corporate fixed income securities	490,061	4,198	(1,776)	492,483
Asset-backed securities	764,129	2,597	(4,842)	761,884

	$1,797,773	$13,699	$(15,956)	$1,795,516

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$950,012	$6,570	$(331)	$956,251
Commercial	59,418	768	—	60,186
Non-agency	1,327	9	—	1,336
Asset-backed securities	228,790	6,275	(2,718)	232,347
Corporate fixed income securities	55,306	7	(1,990)	53,323

	$1,294,853	$13,629	$(5,039)	$1,303,443

	December 31, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income/(loss).
(2)	Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

There were no material sales of available-for-sale securities during the three months ended March 31, 2014. For the three months ended March 31, 2013, we received proceeds of $18.2 million from the sale of available-for-sale securities, which resulted in realized gains of $0.7 million.

During the three months ended March 31, 2014, unrealized gains, net of deferred taxes, of $2.9 million were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the three months ended March 31, 2013, unrealized losses, net of deferred tax benefits, of $4.6 million were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$168,341	$169,658	$—	$—
After one year through three years	144,368	146,360	15,044	15,004
After three years through five years	137,705	137,934	40,262	38,319
After five years through ten years	384,238	383,988	—	—
After ten years	518,577	510,763	228,790	232,347
Mortgage-backed securities
Within one year	9,026	9,153	3	3
After three years through five years	752	769	—	—
After five years through ten years	69,295	69,630	59,418	60,186
After ten years	365,471	367,261	951,336	957,584

	$1,797,773	$1,795,516	$1,294,853	$1,303,443

The maturities of our available-for-sale and held-to-maturity securities at March 31, 2014, are as follows (in thousands):

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Available-for-sale:[1]
U.S. government agency securities	$429	$1,291	$—	$—	$1,720
State and municipal securities	2,021	—	484	90,111	92,616
Mortgage-backed securities:
Agency	—	—	29,285	192,507	221,792
Commercial	9,154	—	40,345	145,289	194,788
Non-agency	—	769	—	29,464	30,233
Corporate fixed income securities	167,207	278,009	47,267	—	492,483
Asset-backed securities	—	4,994	336,237	420,653	761,884

	$178,811	$285,063	$453,618	$878,024	$1,795,516

Held-to-maturity:
Mortgage-backed securities:
Agency	$3	$—	$—	$950,009	$950,012
Commercial	—	—	59,418	—	59,418
Non-agency	—	—	—	1,327	1,327
Asset-backed securities	—	—	—	228,790	228,790
Corporate fixed income securities	—	55,306	—	—	55,306

	$3	$55,306	$59,418	$1,180,126	$1,294,853

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.

At March 31, 2014 and December 31, 2013, securities of $601.4 million and $505.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale securities have been in an unrealized loss position at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(5)	$977	$—	$—	$(5)	$977
State and municipal securities	(1,364)	20,368	(4,285)	54,814	(5,649)	75,182
Mortgage-backed securities:
Agency	(2,304)	99,170	(119)	1,350	(2,423)	100,520
Commercial	(1,202)	63,257	—	—	(1,202)	63,257
Non-agency	(59)	11,504	—	—	(59)	11,504
Corporate fixed income securities	(1,271)	91,944	(505)	39,664	(1,776)	131,608
Asset-backed securities	(3,536)	351,482	(1,306)	46,885	(4,842)	398,367

	$(9,741)	$638,702	$(6,215)	$142,713	$(15,956)	$781,415

Held-to-maturity securities
Mortgage-backed securities	$(331)	$26,268	$—	$—	$(331)	$26,268
Asset-backed securities	—	—	(2,718)	92,879	(2,718)	92,879
Corporate fixed income securities	—	—	(1,990)	48,319	(1,990)	48,319

	$(331)	$26,268	$(4,708)	$141,198	$(5,039)	$167,466

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(2)	$721	$—	$—	$(2)	$721
State and municipal securities	(2,966)	32,272	(3,571)	41,182	(6,537)	73,454
Mortgage-backed securities:
Agency	(3,260)	89,395	(145)	1,335	(3,405)	90,730
Commercial	(1,787)	46,970	—	—	(1,787)	46,970
Corporate fixed income securities	(2,062)	80,700	(776)	39,421	(2,838)	120,121
Asset-backed securities	(4,516)	436,770	(1,200)	31,938	(5,716)	468,708

	$(14,593)	$686,828	$(5,692)	$113,876	$(20,285)	$800,704

Held-to-maturity securities
Mortgage-backed securities:
Agency	$(91)	$8,127	$(7,824)	$838,295	$(7,915)	$846,422
Commercial	—	—	(186)	59,219	(186)	59,219
Asset-backed securities	—	—	(2,774)	92,806	(2,774)	92,806
Corporate fixed income securities	—	—	(2,605)	47,727	(2,605)	47,727

	$(91)	$8,127	$(13,389)	$1,038,047	$(13,480)	$1,046,174

At March 31, 2014, the amortized cost of 99 securities available for sale exceeded their fair value by $16.0 million, of which $6.2 million related to investment securities that had been in a loss position for 12 months or longer. As of March 31, 2014, the carrying value of 22 securities held to maturity exceeded their fair value by $5.0 million, of which $4.7 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three months ended March 31, 2014.

We believe the gross unrealized losses of $16.0 million related to our available-for-sale portfolio as of March 31, 2014, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at March 31, 2014 and December 31, 2013 (in thousands, except percentages):

	March 31, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
Commercial and industrial	$623,669	40.1%	$552,333	37.7%
Consumer (1)	533,451	34.3	509,484	34.8
Residential real estate	369,262	23.8	372,789	25.5
Home equity lines of credit	15,498	1.0	16,327	1.1
Commercial real estate	12,176	0.8	12,284	0.8
Construction and land	—	—	490	0.1

	1,554,056	100.0%	1,463,707	100.0%
Unamortized loan discount	(43,689)		(45,100)
Unamortized loan fees, net of origination costs	(1,575)		(1,920)
Loans in process	2,979		334
Allowance for loan losses	(14,131)		(12,668)

	$1,497,640		$1,404,353

(1)	Includes securities-based loans of $533.4 million and $508.9 million at March 31, 2014 and December 31, 2013, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for loan losses, beginning of period	$12,668	$8,145
Provision for loan losses	1,910	1,720
Charge-offs:
Commercial and industrial	(468)	—
Residential real estate	—	(484)
Other	(4)	—

Total charge-offs	(472)	(484)
Recoveries	25	25

Allowance for loan losses, end of period	$14,131	$9,406

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At March 31, 2014, we had $1.3 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2013, we had $1.5 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three months ended March 31, 2014 and 2013 were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At March 31, 2014 and December 31, 2013, 96.9% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of March 31, 2014 and December 31, 2013 (in thousands, except rates):

	March 31, 2014		December 31, 2013
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$11,089	40.1%	$9,832	37.7%
Consumer	800	34.3	892	34.8
Residential real estate	473	23.8	408	25.5
Commercial real estate	194	0.8	198	0.8
Home equity lines of credit	290	1.0	174	1.1
Construction and land	—	—	12	0.1
Qualitative	1,285	—	1,152	—

	$14,131	100.0%	$12,668	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At March 31, 2014 and December 31, 2013, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.0 million and $5.9 million, respectively.

At March 31, 2014 and December 31, 2013, we had mortgage loans held for sale of $102.4 million and $109.1 million, respectively. For the three months ended March 31, 2014 and 2013, we recognized gains of $1.2 million and $4.6 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Furniture and equipment	$179,484	$174,976
Building and leasehold improvements	117,944	101,840

Total	297,428	276,816
Less accumulated depreciation and amortization	(176,455)	(170,370)

	$120,973	$106,446

For the three months ended March 31, 2014 and 2013, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.1 million and $7.9 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2013	Net additions	Impairment losses	March 31, 2014
Goodwill
Global Wealth Management	$161,358	$2,293	$—	$163,651
Institutional Group	565,978	763	—	566,741

	$727,336	$3,056	$—	$730,392

	December 31, 2013	Net additions	Amortization	March 31, 2014
Intangible assets
Global Wealth Management	$19,394	$1,670	$(5,043)	$16,021
Institutional Group	30,495	—	(1,438)	29,057

	$49,889	$1,670	$(6,481)	$45,078

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, core deposits and non-compete that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$51,866	$25,324	$51,166	$24,034
Trade name	19,342	4,079	18,442	3,585
Investment banking backlog	7,388	7,265	7,388	6,871
Core deposits	5,447	4,450	5,447	182
Non-compete agreements	2,511	2,476	—	—

	$86,554	$43,594	$82,443	$34,672

Amortization expense related to intangible assets was $6.5 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

The weighted-average remaining lives of the following intangible assets at March 31, 2014 are: customer relationships, 5.6 years; trade name, 9.0 years; core deposits, 0.8 years; and non-compete agreements, 1.0 year. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. As of March 31, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2014	$5,835
2015	5,248
2016	4,701
2017	4,129
2018	3,642
Thereafter	19,405

$42,960

NOTE 11 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2014 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the three months ended March 31, 2014. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at March 31, 2014 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At March 31, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants.

At March 31, 2014, short-term borrowings from banks were $414.9 million at an average rate of 1.10%, which were collateralized by company-owned securities valued at $592.7 million. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $97.7 million and $209.4 million for the three months ended March 31, 2014 and 2013, respectively, at average daily effective interest rates of 1.13% and 1.17%, respectively.

At March 31, 2014 and December 31, 2013, Stifel had a stock loan balance of $35.8 million and $40.1 million, respectively, at average daily interest rates of 0.17% and 0.16%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $72.5 million and $64.6 million during the three months ended March 31, 2014 and 2013, respectively, at average daily effective interest rates of 0.17% and 0.10%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000

	$325,000	$325,000

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

Our senior notes mature as follows, based upon its contractual terms:

2014	—
2015	—
2016	—
2017	—
2018	—
Thereafter	325,000

325,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Money market and savings accounts	$4,344,684	$4,310,223
Certificates of deposit	184,280	241,481
Demand deposits (interest-bearing)	52,195	93,684
Demand deposits (non-interest-bearing)	24,101	17,935

	$4,605,260	$4,663,323

The weighted average interest rate on deposits was 0.18% and 0.07% at March 31, 2014 and December 31, 2013, respectively.

Scheduled maturities of certificates of deposit at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Certificates of deposit, less than $100:
Within one year	$62,370	$82,115
One to three years	25,141	34,694
Three to five years	3,032	3,701
Over five years	—	66

	$90,543	$120,576

Certificates of deposit, $100 and greater:
Within one year	$61,999	$75,577
One to three years	29,256	41,756
Three to five years	2,237	3,336
Over five years	245	236

	93,737	120,905

	$184,280	$241,481

At March 31, 2014 and December 31, 2013, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $4.4 billion and $4.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.4 million and $0.4 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:

Cash flow interest rate contracts	$341,991	Other assets	$—	Accounts payable and accrued expenses	$(8,246)

	December 31, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:

Cash flow interest rate contracts	$386,212	Other assets	$—	Accounts payable and accrued expenses	$(9,349)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. The losses recognized during the three months ended March 31, 2014 related to ineffectiveness were immaterial.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $5.5 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(678)	Interest expense	$1,698	None	$—

	Three Months Ended March 31, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$133	Interest expense	$2,335	None	$—

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

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.3 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $24.0 million against our obligations under these agreements. If we had breached any of these provisions at March 31, 2014, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
(2)	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.
(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2014 and December 31, 2013 (in thousands):

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral received	Net amount
As of March 31, 2014:
Securities borrowing (1)	$320,673	$—	$320,673	$—	$(320,673)	$—
Reverse repurchase agreements (2)	294,263	$—	294,263	—	(294,263)	—

	$614,936	$—	$614,936	$—	$(614,936)	$—

As of December 31, 2013:
Securities borrowing (1)	$227,640	$—	$227,640	$—	$(227,640)	$—
Reverse repurchase agreements (2)	225,075	—	225,075	—	(225,075)	—

	$452,715	$—	$452,715	$—	$(452,715)	$—

(1)	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2014 and December 31, 2013:

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts presented in the Statement of Financial Condition	Financial instruments	Collateral pledged	Net amount
As of March 31, 2014:
Securities lending (3)	$35,760	$—	$35,760	$—	$(35,760)	$—
Repurchase agreements (4)	246,159	—	246,159	—	(246,159)	—
Cash flow interest rate contracts	8,246	—	8,246	—	(8,246)	—

	$290,165	$—	$290,165	$—	$(290,165)	$—

As of December 31, 2013:
Securities lending (3)	$40,101	$—	$40,101	$—	$(40,101)	$—
Repurchase agreements (4)	263,809	$—	263,809	—	(263,809)	—
Cash flow interest rate contracts	9,349	—	9,349	—	(9,349)	—

	$313,259	$—	$313,259	$—	$(313,259)	$—

(3)	Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(4)	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2014, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $52.2 million to satisfy the minimum margin deposit requirement of $39.5 million at March 31, 2014.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $28.7 million in cash at March 31, 2014, which satisfied the minimum margin deposit requirements of $26.7 million.

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

Thomas Weisel Partners LLC (“TWP”) entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2014, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 in the notes to our consolidated financial statements for further details.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $33.1 million of commitments outstanding at March 31, 2014, of which $21.3 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of March 31, 2014 and December 31, 2013, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We answered, denied the substantive allegations of the amended complaint and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with discovery scheduled to close in January 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

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

On January 16, 2012, after the remand from the Seventh Circuit Court of Appeals, Saybrook filed a new action in Wisconsin state court naming our company and Stifel as defendants with respect to Stifel’s role as initial purchaser. Saybrook also named as defendants: the Tribe, EDC, and the law firm of Godfrey & Kahn, S.C. (“G&K”) which served as both issuer’s counsel and bond counsel in the transaction. The Wisconsin State-Court action seeks to enforce the bonds against EDC and the Tribe and also asserts claims against the defendants based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity by EDC and the Tribe. In April 2012 Saybrook dismissed the 2009 federal action and filed a new action in Wisconsin federal court alleging nearly identical claims against the same defendants named in the Wisconsin State-Court action. The parties agreed to stay the State-Court action until the federal court ruled on whether it had jurisdiction over the 2012 federal action, and in April 2013 the federal court determined it did not have jurisdiction over the action. That decision by the federal court reactivated the Wisconsin State-Court action filed in 2012.

As plaintiff in the State-Court action, Saybrook alleges that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe’s waiver of its sovereign immunity. Plaintiffs also assert claims against Stifel for rescission based on alleged misrepresentation or mutual mistake. Plaintiffs assert a claim against our company for fraud under the Wisconsin Uniform Securities Law. Finally, Plaintiffs assert similar claims against G&K and also include a claim for legal malpractice. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, Saybrook seeks a judgment for rescission, restitutionary damages, including the amounts paid by Saybrook for the bonds, and costs; alternatively, Saybrook seeks to recover damages, costs and attorneys’ fees from Stifel, us and/or G&K.

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the State-Court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal-Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that may be resolved by those courts or by the Federal Court in the Federal Action described below. We filed a Motion to Dismiss the Tribal Court action, which was denied on August 27, 2013, and we have filed our Answer to the lawsuit in the Tribal Court. On April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel brought by Saybrook in the State-Court action. That Motion was denied by the State Court, and we have answered the Complaint and filed cross claims against the Tribe and G&K in the State Court.

On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC (the “Tribal Parties”) filed a motion to dismiss or stay the Federal Action, but that motion was denied on October 29, 2013. The Tribe appealed the U.S. District Court’s denial of the Motion to Dismiss to the Seventh Circuit Court of Appeals, but the Seventh Circuit dismissed the appeal for lack of appellate jurisdiction on January 13, 2014. On March 14, 2014, the District Court in the Federal Action conducted a hearing on our motion for preliminary injunction to enjoin the Tribal-Court action and the Court has not yet rendered a decision. Meanwhile, the Tribal-Court action and the State-Court action were stayed during the pendency of the Tribe’s appeal to the Seventh Circuit, but the stays of those actions expired on February 12, 2014, and discovery has commenced in the Tribal Court and State-Court actions. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

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

At March 31, 2014, Stifel Nicolaus had net capital of $345.7 million, which was 53.1% of aggregate debit items and $332.7 million in excess of its minimum required net capital. At March 31, 2014, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At March 31, 2014, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

March 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$1,278,259	26.0%	$393,702	8.0%	$492,128	10.0%
Tier 1 capital to risk-weighted assets	1,263,966	25.7	196,851	4.0	295,277	6.0
Tier 1 capital to adjusted average total assets	1,263,966	15.1	334,407	4.0	418,009	5.0

Stifel Bank – Federal Reserve Capital Amounts

March 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$383,367	13.8%	$226,087	8.0%	$282,608	10.0%
Tier 1 capital to risk-weighted assets	369,236	13.1	113,043	4.0	169,565	6.0
Tier 1 capital to adjusted average total assets	369,236	7.3	201,592	4.0	251,990	5.0

NOTE 20 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Interest income:
Investment securities	$19,311	$12,371
Bank loans, net of unearned income	13,608	8,216
Margin balances	4,666	4,255
Other	5,241	4,964

	$42,826	$29,806

Interest expense:
Senior notes	$5,164	$5,166
Bank deposits	1,745	2,894
Other	1,722	2,509

	$8,631	$10,569

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 5.2 million shares at March 31, 2014.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $22.5 million and $51.0 million for the three months ended March 31, 2014 and 2013, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $16.9 million and $8.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three months ended March 31, 2014, no options were granted.

At March 31, 2014, all outstanding options were exercisable. Cash proceeds from the exercise of stock options were $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Tax benefits realized from the exercise of stock options for the three months ended March 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At March 31, 2014, the total number of stock units outstanding was 17.4 million, of which 10.6 million were unvested.

At March 31, 2014, there was unrecognized compensation cost for stock units of $317.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of March 31, 2014, there were 16.4 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25% matching contribution and may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of

$17.3 million and $17.0 million at March 31, 2014 and December 31, 2013, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At March 31, 2014 and December 31, 2013, the deferred compensation liability related to the mutual fund option of $13.8 million and $14.3 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2014 and December 31, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.3 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $246.2 million and $263.8 million, respectively.

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

At March 31, 2014 and December 31, 2013, Stifel Bank had outstanding commitments to originate loans aggregating $104.0 million and $66.8 million, respectively. The commitments extended over varying periods of time, with all commitments at March 31, 2014 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At March 31, 2014 and December 31, 2013, Stifel Bank had outstanding letters of credit totaling $5.3 million and $5.1 million, respectively. All of the standby letters of credit commitments at March 31, 2014 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At March 31, 2014 and December 31, 2013, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $321.5 million and $282.0 million, respectively.

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

The Other segment includes certain corporate activities of our company.

Information concerning operations in these segments of business for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues: (1)
Global Wealth Management	$297,183	$266,957
Institutional Group	249,977	173,300
Other	(414)	(1,653)

	$546,746	$438,604

Income/(loss) from continuing operations before income taxes:
Global Wealth Management	$79,676	$69,499
Institutional Group	45,622	28,230
Other	(47,170)	(74,071)

	$78,128	$23,658

(1)	No individual client accounted for more than 10 percent of total net revenues for the three months ended March 31, 2014 or 2013.

The following table presents our company’s total assets on a segment basis at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Global Wealth Management	$5,736,638	$5,505,076
Institutional Group	3,428,986	3,290,573
Other	222,190	213,221

	$9,387,814	$9,008,870

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and KBW Limited. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three months ended March 31, 2014 and 2013, were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$525,441	$429,193
United Kingdom	17,919	6,850
Other European	3,386	2,561

	$546,746	$438,604

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$47,973	$14,936
Loss from discontinued operations, net of tax	(591)	(317)

Net income	$47,382	$14,619

Shares for basic and diluted calculation:
Average shares used in basic computation	66,037	60,054
Dilutive effect of stock options and units (1)	9,654	9,135

Average shares used in diluted computation	75,691	69,189
Earnings per basic common share:
Income from continuing operations	$0.73	$0.25
Loss from discontinued operations	(0.01)	(0.01)

Earnings per basic common share	$0.72	$0.24

Earnings per diluted common share:
Income from continuing operations	$0.63	$0.22
Loss from discontinued operations	—	(0.01)

Earnings per diluted common share	$0.63	$0.21

(1)	Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three months ended March 31, 2014 and 2013, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 25 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $246.7 million at March 31, 2014. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2014 and 2013. In addition, our direct investment interest in these entities is insignificant at March 31, 2014 and December 31, 2013.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $273.5 million at March 31, 2014. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is $1.6 million at March 31, 2014. Management fee revenue earned by our company was insignificant during the three months ended March 31, 2014 and 2013.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at March 31, 2014, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at March 31, 2014. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of March 31, 2014. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, and the accompanying consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our objectives and results, and also may include our belief regarding the effect of various legal proceedings, management expectations, our liquidity and funding sources, counterparty credit risk, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.stifel.com and at the SEC web site at www.sec.gov.

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

Our core philosophy is based upon a tradition of trust, understanding, and studied advice. We attract and retain experienced professionals by fostering a culture of entrepreneurial, long-term thinking. We provide our private, institutional and corporate clients quality, personalized service, with the theory that if we place clients’ needs first, both our clients and our company will prosper. Our unwavering client and employee focus have earned us a reputation as one of the leading brokerage and investment banking firms off Wall Street. We have grown our business both organically and through opportunistic acquisitions. These acquisitions have positively impacted our results.

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

Stifel Financial Corp. (the “Parent”), through its wholly owned subsidiaries, principally Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), Stifel Bank & Trust (“Stifel Bank”), Stifel Nicolaus Europe Limited (“SNEL”), Century Securities Associates, Inc. (“CSA”), Keefe, Bruyette & Woods, Inc. (“KBW”), Keefe, Bruyette & Woods Limited (“KBW Limited”), and Miller Buckfire & Co. LLC (“Miller Buckfire”), is principally engaged in retail brokerage; securities trading; investment banking; investment advisory; retail, consumer, and commercial banking; and related financial services. We have offices throughout the United States, and three European cities. Our major geographic area of concentration is the Midwest and Mid-Atlantic regions, with a growing presence in the Northeast, Southeast and Western United States. Our company’s principal customers are individual investors, corporations, municipalities, and institutions.

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

On April 3, 2014, we completed the acquisition of De La Rosa & Co. (“De La Rosa”), a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

On May 8, 2014 we entered into an agreement to acquire Oriel Securities (“Oriel”), a London-based stockbroking and investment banking firm, to build out our company’s international platform across all of its institutional businesses. The combination of our company and Oriel will bring together more than 250 professionals to create a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.

Results for the three months ended March 31, 2014

For the three months ended March 31, 2014, net revenues from continuing operations increased 24.7% to $546.7 million compared to $438.6 million during the comparable period in 2013. Net income, including continuing and discontinued operations, increased 224.1% to $47.4 million, or $0.63 per diluted common share for the three months ended March 31, 2014, compared to $14.6 million, or $0.21 per diluted common share during the comparable period in 2013. Net income from continuing operations increased 221.2% to $48.0 million, or $0.63 per diluted common share for the three months ended March 31, 2014 compared to $14.9 million, or $0.22 per diluted common share during the comparable period in 2013.

Our revenue growth was primarily attributable to higher investment banking revenues as a result of improved M&A activity and capital raising revenues; growth in asset management and service fees as a result of increased assets under management; an increase in principal transactions; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; and an increase in commission revenue. The increase in revenue growth was offset by a decline in other revenues.

The results for the three months ended March 31, 2014 were impacted by certain non-recurring and merger-related expenses. The aggregate impact of these items was a reduction to net income from continuing operations of $4.1 million (after-tax) or $0.06 per diluted common share.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At March 31, 2014, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 12.9%, 19.3%, and 28.5% higher than their March 31, 2013 closing prices, respectively. Equity markets finished the quarter slightly ahead of their record levels at the end of 2013, and attracted both issuers and investors into the market. As a result, equity capital raising remained strong and trading volumes increased from 2013 levels.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$159,416	$145,867	9.3	29.2%	33.3%
Principal transactions	126,461	107,264	17.9	23.1	24.5
Investment banking	132,304	76,905	72.0	24.2	17.5
Asset management and service fees	89,170	68,912	29.4	16.3	15.7
Interest	42,826	29,806	43.7	7.8	6.8
Other income	5,200	20,419	(74.5)	1.0	4.6

Total revenues	555,377	449,173	23.6	101.6	102.4
Interest expense	8,631	10,569	(18.3)	1.6	2.4

Net revenues	546,746	438,604	24.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	346,771	314,912	10.1	63.4	71.8
Occupancy and equipment rental	40,532	33,519	20.9	7.4	7.6
Communication and office supplies	24,818	22,457	10.5	4.5	5.1
Commissions and floor brokerage	9,028	8,837	2.2	1.7	2.0
Other operating expenses	47,469	35,221	34.8	8.7	8.1

Total non-interest expenses	468,618	414,946	12.9	85.7	94.6

Income before from continuing operations income taxes	78,128	23,658	230.2	14.3	5.4
Provision for income taxes	30,155	8,722	245.8	5.5	2.0

Net income from continuing operations	47,973	14,936	221.2	8.8	3.4

Discontinued operations:
Loss from discontinued operations, net of tax	(591)	(317)	86.4	(0.1)	—

Net income	$47,382	$14,619	224.1	8.7%	3.4%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	% Change
Net revenues:
Commissions	$159,416	$145,867	9.3
Principal transactions	126,461	107,264	17.9
Investment banking:
Capital raising	73,804	49,849	48.1
Strategic advisory fees	58,500	27,056	116.2

	132,304	76,905	72.0
Asset management and service fees	89,170	68,912	29.4
Net interest	34,195	19,237	77.8
Other income	5,200	20,419	(74.5)

Total net revenues	$546,746	$438,604	24.7

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

For the three months ended March 31, 2014, commission revenues increased 9.3% to $159.4 million from $145.9 million in the comparable period in 2013. The increase is primarily attributable to an increase in OTC transactions from the comparable period in 2013.

Principal transactions – For the three months ended March 31, 2014, principal transactions revenues increased 17.9% to $126.5 million from $107.3 million in the comparable period in 2013. The increase is primarily attributable to an increase in fixed income institutional brokerage revenues as a result of higher trading volumes.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended March 31, 2014, investment banking revenues increased 72.0%, to $132.3 million from $76.9 million in the comparable period in 2013. The increase was primarily attributable to an increase in advisory fees and capital raising revenues.

Capital raising revenues increased 48.1% to $73.8 million for the three months ended March 31, 2014 from $49.9 million in the comparable period in 2013. During the first quarter of 2014, equity capital raising revenues increased 80.6% to $56.5 million from $31.3 million in the comparable period in 2013. For the three months ended March 31, 2014, fixed income capital raising revenues decreased 37.6% to $9.1 million from $14.6 million in the comparable period in 2013.

Strategic advisory fees increased 116.2% to $58.5 million for the three months ended March 31, 2014 from $27.1 million in the comparable period in 2013. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2013.

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

For the three months ended March 31, 2014, asset management and service fee revenues increased 29.4% to $89.2 million from $68.9 million in the comparable period in 2013. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended March 31, 2014, other income decreased 74.5% to $5.2 million from $20.4 million during the comparable period in 2013. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$482,058	$4,666	3.87%	$442,504	$4,255	3.85%
Interest-earning assets (Stifel Bank)	4,957,732	33,095	2.67	3,752,030	20,825	2.22
Other (Stifel Nicolaus)		5,065			4,726

Total interest revenue		$42,826			$29,806

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$97,707	$1,104	1.13%	$209,392	$984	1.17%
Interest-bearing liabilities (Stifel Bank)	4,679,794	1,745	0.15	3,502,898	2,894	0.33
Stock loan (Stifel Nicolaus)	72,541	123	0.17	64,646	65	0.10
Senior notes (Stifel Financial)	325,000	5,205	6.41	325,000	6,211	7.64
Interest-bearing liabilities (Capital Trusts)	82,500	419	2.10	82,500	433	2.10
Other (Stifel Nicolaus)		35			(18)

Total interest expense		8,631			10,569

Net interest income		$34,195			$19,237

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended March 31, 2014, net interest income increased to $34.2 million from $19.2 million during the comparable period in 2013.

For the three months ended March 31, 2014, interest revenue increased 43.7% to $42.8 million from $29.8 million in the comparable period in 2013, principally as a result of a $12.3 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $5.0 billion during the three months ended March 31, 2014 compared to $3.8 billion during the comparable period in 2013 at average interest rates of 2.67% and 2.22%, respectively.

For the three months ended March 31, 2014, interest expense decreased 18.3% to $8.6 million from $10.6 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in interest expense on the interest-bearing liabilities of Stifel Bank and the payoff of our non-recourse debt during the fourth quarter of 2013.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,
	2014	2013	% Change
Non-interest expenses:
Compensation and benefits	$346,771	$314,912	10.1
Occupancy and equipment rental	40,532	33,519	20.9
Communications and office supplies	24,818	22,457	10.5
Commissions and floor brokerage	9,028	8,837	2.2
Other operating expenses	47,469	35,221	34.8

Total non-interest expenses	$468,618	$414,946	12.9

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisition of KBW, Inc. on February 15, 2013, and increased administrative overhead to support the growth in our segments.

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

For the three months ended March 31, 2014, compensation and benefits expense increased 10.1% to $346.8 million from $314.9 million during the comparable period in 2013. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense for the three months ended March 31, 2013 includes a non-cash charge of $30.6 million (pre-tax) related to the expensing of restricted stock awards granted to certain employees of KBW, Inc and our company as retention related to the acquisition of KBW, Inc. There were no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Compensation and benefits expense as a percentage of net revenues was 63.4% for the three months ended March 31, 2014, compared to 71.8% for the three months ended March 31, 2013. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 63.8% for the three months ended March 31, 2013.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $24.9 million (4.6% of net revenues) for the three months ended March 31, 2014, compared to $21.5 million (4.9% of net revenues) for the comparable period in 2013. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2014, occupancy and equipment rental expense increased 20.9% to $40.5 million from $33.5 million during the three months ended March 31, 2013. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations. As of March 31, 2014, we have 359 locations compared to 357 at March 31, 2013.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended March 31, 2014, communications and office supplies expense increased 10.5% to $24.8 million from $22.5 million during the first quarter of 2013. The increase is primarily attributable to our continued expansion through our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the three months ended March 31, 2014, commissions and floor brokerage expense increased 2.2% to $9.0 million from $8.8 million during the comparable period in 2013. The increase is primarily attributable to 1) an increase in clearing fees as a result of an increase in commission revenues; and 2) an increase in trade execution costs from our flow business.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended March 31, 2014, other operating expenses increased 34.8% to $47.5 million from $35.2 million during the three months ended March 31, 2013. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – For the three months ended March 31, 2014, our provision for income taxes was $30.2 million, representing an effective tax rate of 38.6%, compared to expense of $8.7 million for the comparable period in 2013, representing an effective tax rate of 36.9%.

DISCONTINUED OPERATIONS

Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

	Three months ended March 31,
	2014	2013
Net revenues	$10	$3,176

Restructuring expense	217	—
Operating expenses	492	3,488

Total non-interest expenses	709	3,488

Loss from discontinued operations before income tax expense	(699)	(312)
Income tax expense	(108)	5

Loss from discontinued operations, net of tax	$(591)	$(317)

See Note 3 to our consolidated financial statements for further discussion of our discontinued operations.

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

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$107,739	$102,086	5.5	36.3%	38.3%
Principal transactions	53,766	56,307	(4.5)	18.0	21.1
Asset management and service fees	89,130	68,934	29.3	30.0	25.8
Investment banking	9,926	11,103	(10.6)	3.3	4.2
Interest	38,379	25,755	49.0	12.9	9.6
Other income	1,360	7,041	(80.7)	0.5	2.6

Total revenues	300,300	271,226	10.7	101.0	101.6
Interest expense	3,117	4,269	(27.0)	1.0	1.6

Net revenues	297,183	266,957	11.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	174,168	157,596	10.5	58.6	59.0
Occupancy and equipment rental	17,601	16,006	10.0	5.9	6.0
Communication and office supplies	8,932	9,028	(1.1)	3.0	3.4
Commissions and floor brokerage	3,470	3,827	(9.4)	1.2	1.4
Other operating expenses	13,336	11,001	21.1	4.5	4.2

Total non-interest expenses	217,507	197,458	10.2	73.2	74.0

Income before income taxes	$79,676	$69,499	14.6	26.8%	26.0%

	March 31, 2014	March 31, 2013

Branch offices (actual)	320	312
Financial advisors (actual)	1,940	1,915
Independent contractors (actual)	141	148

NET REVENUES

For the three months ended March 31, 2014, Global Wealth Management net revenues increased 11.3% to $297.2 million from $267.0 million for the comparable period in 2013. The increase in net revenues from the three months ended March 31, 2014 over the comparable period in 2013 is primarily attributable to growth in asset management and service fees; increased net interest revenues; and an increase in commission revenues. The increase in net revenues was offset by a decrease in investment gains (included in other revenues); and a decline in principal transaction revenues.

Commissions – For the three months ended March 31, 2014, commission revenues increased 5.5% to $107.7 million from $102.1 million in the comparable period in 2013. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products.

Principal transactions – For the three months ended March 31, 2014, principal transactions revenues decreased 4.5% to $53.8 million from $56.3 million in the comparable period in 2013. The decrease is primarily attributable to a decrease in fixed income products from the first quarter of 2013.

Asset management and service fees – For the three months ended March 31, 2014, asset management and service fees increased 29.3% to $89.1 million from $68.9 million in the comparable period in 2013. The increase is primarily a result of an increase in assets under management in our fee-based accounts. The value of assets in fee-based accounts increased 34.7% from March 31, 2013, of which 33.8% is attributable to net inflows and 66.2% is attributable to market appreciation. The number of fee-based accounts at March 31, 2014 increased 14.5% from March 31, 2013. The following table summarizes the changes in our assets in fee-based accounts for the three months ended March 31, 2014 (in thousands):

Assets in fee-based accounts:
Balance at December 31, 2013	$26,157,792
Inflows	218,724
Market appreciation	2,056,616

Balance at March 31, 2014	$28,433,132

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 10.6% to $9.9 million for the three months ended March 31, 2014 from $11.1 million during the comparable period in 2013. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended March 31, 2014, interest revenue increased 49.0% to $38.4 million from $25.8 million in the comparable period in 2013. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended March 31, 2014, other income decreased 80.7% to $1.4 million from $7.0 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in investment gains on our private equity investments and a decrease in mortgage fees from loan originations at Stifel Bank.

Interest expense – For the three months ended March 31, 2014, interest expense decreased 27.0% to $3.1 million from $4.3 million during the comparable period in 2013.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$355,547	$164	0.55%	$367,720	$232	0.25%
State and political subdivisions:
Taxable	18,383	265	5.76	127,414	1,383	4.34
Non-taxable (1)	77,975	1,672	8.57	62,809	352	2.24
Mortgage-backed securities	1,410,046	9,548	2.71	934,772	4,229	1.81
Corporate bonds	534,980	2,978	2.23	543,106	2,996	2.21
Asset-backed securities	995,672	4,848	1.95	658,007	3,411	2.07
Federal Home Loan Bank (“FHLB”) and other capital stock	4,478	12	1.03	2,870	6	0.84
Loans (2)	1,467,370	13,011	3.55	920,883	7,195	3.13
Loans held for sale	93,281	597	2.56	134,449	1,021	3.04

Total interest-earning assets (3)	$4,957,732	$33,095	2.67%	$3,752,030	$20,825	2.22%
Cash and due from banks	1,868			8,143
Other non interest-earning assets	79,741			71,808

Total assets	$5,039,341			$3,831,981

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,437,143	$2,214	0.20%	$3,443,363	$2,881	0.33%
Demand deposits	26,433	13	0.20	58,859	9	0.06
Time deposits	213,432	(482)	(0.90)	632	4	2.26
Savings	2,786	—	—	44	—	—

Total interest-bearing liabilities (3)	$4,679,794	$1,745	0.15%	$3,502,898	$2,894	0.33%
Non interest-bearing deposits	9,129			16,978
Other non interest-bearing liabilities	31,895			39,998

Total liabilities	4,720,818			3,559,874
Stockholders’ equity	318,523			272,107

Total liabilities and stockholders’ equity	$5,039,341			$3,831,981

Net interest margin		$31,350	2.53%		$17,931	1.91%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Increase (decrease) due to:
	Volume	Rate	Total
Interest income:
Federal funds sold	$2	$(70)	$(68)
State and political subdivisions:
Taxable	(1,812)	694	(1,118)
Non-taxable	104	1,216	1,320
Mortgage-backed securities	3,772	1,547	5,319
Corporate bonds	(36)	18	(18)
Asset-backed securities	1,624	(187)	1,437
FHLB and other capital stock	(9)	15	6
Loans	(2,400)	8,216	5,816
Loans held for sale	1,755	(2,179)	(424)

	$3,000	$9,270	$12,270

	Increase (decrease) due to:
	Volume	Rate	Total
Interest expense:
Deposits:
Money market	$3,203	$(3,870)	$(667)
Demand deposits	(20)	24	4
Time deposits	1,385	(1,871)	(486)
Savings	—	—	—

	$4,568	$(5,717)	$(1,149)

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

For the three months ended March 31, 2014, interest revenue of $33.0 million was generated from average interest-earning assets of $5.0 billion at an average interest rate of 2.66%. Interest revenue of $20.8 million for the comparable period in 2013 was generated from average interest-earning assets of $3.8 billion at an average interest rate of 2.22%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended March 31, 2014 was $4.7 billion at an average interest rate of 0.15%. The average balance of interest-bearing liabilities for the comparable period in 2013 was $3.5 billion at an average interest rate of 0.33%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At March 31, 2014, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.4 billion compared to $3.5 billion at March 31, 2013.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended March 31, 2014, Global Wealth Management non-interest expenses increased 10.2% to $217.5 million from $197.5 million for the comparable period in 2013. The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of March 31, 2014, we have 320 branch offices compared to 312 at March 31, 2013. In addition, since March 31, 2013, we have added 132 financial advisors and 243 support staff.

Compensation and benefits – For the three months ended March 31, 2014, compensation and benefits expense increased 10.5% to $174.2 million from $157.6 million during the three months ended March 31, 2013. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues decreased to 58.6% for the three months ended March 31, 2014, compared to 59.0% for the comparable period in 2013.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $17.2 million (5.8% of net revenues) for the three months ended March 31, 2014, compared to $16.1 million (6.0% of net revenues) for the three months ended March 31, 2013. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended March 31, 2014, occupancy and equipment rental expense increased 10.0% to $17.6 million from $16.0 million during the comparable period in 2013. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended March 31, 2014, communications and office supplies expense decreased 1.1% to $8.9 million from $9.0 million during the first quarter of 2013. The decrease is primarily attributable to a reduction in office supplies expense.

Commissions and floor brokerage – For the three months ended March 31, 2014, commissions and floor brokerage expense decreased 9.4% to $3.5 million from $3.8 million during the first quarter of 2013. The decrease is primarily attributable to a decrease in clearing fees.

Other operating expenses – For the three months ended March 31, 2014, other operating expenses increased 21.1% to $13.3 million from $11.0 million during the comparable period in 2013. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses from the first quarter of 2013.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2014, income before income taxes increased 14.6% to $79.7 million from $69.5 million during the comparable period in 2013. Profit margins (income before income taxes as a percent of net revenues) were positively impacted by revenue growth.

Results of Operations – Institutional Group

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$51,677	$43,781	18.0	20.7%	25.3
Principal transactions	72,695	50,957	42.7	29.1	29.4

Capital raising	63,878	38,746	64.9	25.6	22.4
Advisory	58,500	27,056	116.2	23.4	15.6

Investment banking	122,378	65,802	86.0	49.0	38.0
Interest	4,664	4,180	11.6	1.9	2.4
Other income	663	10,930	(93.9)	0.1	6.3

Total revenues	252,077	175,650	43.5	100.8	101.4
Interest expense	2,100	2,350	(10.7)	0.8	1.4

Net revenues	249,977	173,300	44.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	154,016	106,821	44.2	61.6	61.6
Occupancy and equipment rental	12,151	8,142	49.2	4.9	4.7
Communication and office supplies	12,772	9,462	35.0	5.1	5.5
Commissions and floor brokerage	5,558	5,010	11.0	2.2	2.9
Other operating expenses	19,858	15,635	27.0	7.9	9.0

Total non-interest expenses	204,355	145,070	40.9	81.7	83.7

Income before income taxes	$45,622	$28,230	61.6	18.3%	16.3%

*	Percentage not meaningful.

NET REVENUES

For the three months ended March 31, 2014, Institutional Group net revenues increased 44.2% to $250.0 million from $173.3 million for the comparable period in 2013. The increase in net revenues for the three months ended March 31, 2014 over the comparable period in 2013 was primarily attributable to an increase in advisory fees; an increase in equity capital raising revenues; and higher institutional brokerage revenues. The increase in net revenues was offset by a reduction in other revenues as a result of gains recorded on the investment in Knight Capital during the first quarter of 2013.

Commissions – For the three months ended March 31, 2014, commission revenues increased 18.0% to $51.7 million from $43.8 million in the comparable period in 2013.

Principal transactions – For the three months ended March 31, 2014, principal transactions revenues increased 42.7% to $72.7 million from $51.0 million in the comparable period in 2013.

For the three months ended March 31, 2014, equity institutional brokerage revenues increased 33.6% to $65.8 million from $49.2 million during the comparable period in 2013. The increase is primarily attributable to an increase in market volatility, which increased trading volume during the first quarter of 2014.

For the three months ended March 31, 2014, fixed income institutional brokerage revenues increased 28.8% to $58.6 million from $45.5 million in the comparable period in 2013. The increase is primarily attributable to an improvement in fixed income trading volumes from the comparable period in 2013.

Investment banking – For the three months ended March 31, 2014, investment banking revenues increased 86.0% to $122.4 million from $65.8 million in the first quarter of 2013, which is attributable to an increase in advisory fee revenues and equity and fixed income capital raising revenues over the comparable period in 2013.

For the three months ended March 31, 2014, capital raising revenues increased 64.9% to $63.9 million from $38.7 million in the comparable period in 2013.

For the three months ended March 31, 2014, equity capital raising revenues increased 93.1% to $44.5 million from $23.0 million during the first quarter of 2013. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2013. During the three months ended March 31, 2014, we were involved as manager or co-manager in 80 equity underwritings, compared to 45 equity underwritings, during the comparable period in 2013.

For the three months ended March 31, 2014, fixed income capital raising revenues increased 23.5% to $19.4 million from $15.7 million during the first quarter of 2013. The increase is primarily attributable to an increase in the municipal bond origination business.

For the three months ended March 31, 2014, strategic advisory fees increased 116.2% to $58.5 million from $27.1 million in the comparable period in 2013. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2013.

Other income – For the three months ended March 31, 2014, other income decreased 93.9% to $0.7 million from $10.9 million in the comparable period in 2013. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during the first quarter of 2013.

NON-INTEREST EXPENSES

For the three months ended March 31, 2014, Institutional Group non-interest expenses increased 40.9% to $204.4 million from $145.1 million for the comparable period in 2013.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 269 revenue producers and 63 support staff since March 31, 2013.

Compensation and benefits – For the three months ended March 31, 2014, compensation and benefits expense increased 44.2% to $154.0 million from $106.8 million during the comparable period in 2013. The increase is principally due to increased compensation as a result of the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 61.6% for the three months ended March 31, 2014 compared to 61.6% for the comparable period in 2013.

Occupancy and equipment rental – For the three months ended March 31, 2014, occupancy and equipment rental expense increased 49.2% to $12.2 million from $8.1 million during the comparable period in 2013. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended March 31, 2014, communications and office supplies expense increased 35.0% to $12.8 million from $9.5 million during the first quarter of 2013. The increase is primarily attributable to an increase in communication and quote equipment as a result of the growth of the business.

Commissions and floor brokerage – For the three months ended March 31, 2014, commissions and floor brokerage expense increased 11.0% to $5.6 million from $5.0 million during the first quarter of 2013. The increase is primarily attributable to an increase in trade execution costs from our flow business.

Other operating expenses – For the three months ended March 31, 2014, other operating expenses increased 27.0% to $19.9 million from $15.6 million during the comparable period in 2013. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, subscriptions, dues, and legal expenses.

INCOME BEFORE INCOME TAXES

For the three months ended March 31, 2014, income before income taxes for the Institutional Group segment increased 61.6% to $45.6 million from $28.2 million during the comparable period in 2013. Profit margins (income before income taxes as a percentage of net revenues) have improved as a result of an increase in revenues.

Results of Operations – Other Segment

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,
	2014	2013	% Change

Net revenues	$(414)	$(1,653)	74.9

Non-interest expenses:
Compensation and benefits	18,587	50,494	(63.2)
Other operating expenses	28,169	21,924	28.5

Total non-interest expenses	46,756	72,418	(35.4)

Loss before income taxes	$(47,170)	$(74,071)	(36.6)

Net revenues – For the three month period ended March 31, 2014, net revenues increased $1.2 million from the comparable period in 2013. Net revenues for the three months ended March 31, 2014 were positively impacted by investment gains.

Compensation and benefits – For the three months ended March 31, 2014, compensation and benefits expense decreased 63.2% to $18.6 million from $50.5 million for the comparable period in 2013.

Compensation and benefits expense for the three months ended March 31, 2013 includes a non-cash charge of $30.6 million (pre-tax) related to the expensing of restricted stock awards granted to certain employees of KBW, Inc and our company as retention related to the acquisition of KBW, Inc. There were no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Other operating expenses – For the three months ended March 31, 2014, other operating expenses increased 28.5% to $28.2 million from $21.9 million for the comparable period in 2013. The increase is primarily attributable to non-recurring non-compensation operating expenses (including merger-related expenses) associated with our recent acquisitions.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, trading inventory, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of March 31, 2014, our total assets increased 4.2% to $9.4 billion from $9.0 billion at December 31, 2013. The increase is primarily attributable to increases in (1) our trading inventory, (2) receivables from brokers, dealers, and clearing organizations, (3) bank loans, (4) investments, and (5) our investment portfolio, which consists of available-for-sale and held-to-maturity securities. The increase in assets was offset by decreases in (1) cash and cash equivalents and (2) deferred taxes, net. Our broker-dealer subsidiary’s gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of March 31, 2014, our liabilities were comprised primarily of short-term borrowings of $414.9 million, senior notes of $325.0 million, trust preferred securities of $82.5 million, deposits of $4.6 billion at Stifel Bank, and payables to customers of $327.3 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $396.0 million. To meet our obligations to clients and operating needs, we had $525.4 million in cash and cash equivalents at March 31, 2014. We also had client brokerage receivables of $582.7 million at Stifel Nicolaus and $1.6 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $191.2 million to $525.4 million at March 31, 2014, from $716.6 million at December 31, 2013. Operating activities used $338.3 million of cash primarily due to the net effect of non-cash items, an increase in operating assets, offset by net income recognized during the first quarter of 2013. Investing activities used cash of $146.3 million due to purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the maturity of available-for-sale securities, and sale of investments. Financing activities provided cash of $293.4 million principally due to proceeds received from our short-term borrowings.

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

As of March 31, 2014, we had $9.4 billion in assets, $5.6 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	March 31, 2014	December 31, 2013	Avg. Conversion
Cash and cash equivalents	$525,409	$716,560
Receivables from brokers, dealers, and clearing organizations	535,248	381,122	3 days
Securities purchased under agreements to resell	294,263	225,075	1 day
Financial instruments owned at fair value	990,129	779,214	5 days
Available-for-sale securities at fair value	1,795,516	1,756,253	3 days
Held-to-maturity securities at amortized cost	1,294,853	1,312,115	10 days
Investments	149,478	117,028	5 days

Total cash and assets readily convertible to cash	$5,584,896	$5,287,367

As of March 31, 2014 and December 31, 2013, the amount of collateral by asset class is as follows (in thousands):

	March 31, 2014		December 31, 2013
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$52,704	$—	$43,104	$—
Trading securities owned at fair value	246,159	806,676	263,809	686,997
Available-for-sale securities at fair value	—	604,300	—	504,100
Investments	—	52,736	—	51,051

	$298,863	$1,463,712	$306,913	$1,242,148

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At March 31, 2014, available cash and highly liquid investments comprised approximately 40% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At March 31, 2014, we have $123.7 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $525.4 million of cash and cash equivalents at March 31, 2014, compared to $716.6 million at December 31, 2013. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.80 billion in available-for-sale investment securities at March 31, 2014, compared to $1.76 billion at December 31, 2013. As of March 31, 2014, the weighted average life of the investment securities portfolio was 2.8 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of March 31, 2014, we had $4.61 billion in deposits compared to $4.66 billion at December 31, 2013. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at March 31, 2014 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the three months ended March 31, 2014. There are no compensating balance requirements under these arrangements.

At March 31, 2014, short-term borrowings from banks were $414.9 million at an average rate of 1.10%, which were collateralized by company-owned securities valued at $592.7 million. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $97.7 million and $209.4 million for the three months ended March 31, 2014 and 2013, respectively, at average daily interest rates of 1.13% and 1.17%, respectively.

At March 31, 2014 and December 31, 2013, Stifel had a stock loan balance of $35.8 million and $40.1 million, respectively, at average daily interest rates of 0.17% and 0.16%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $72.5 million and $64.6 million during the three months ended March 31, 2014 and 2013, respectively, at average daily effective interest rates of 0.17% and 0.10%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at March 31, 2014 consisted of a $100.0 million committed revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

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

At March 31, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $604.3 million at March 31, 2014, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $4.4 billion at March 31, 2014.

Public Offering of Senior Notes. On January 18, 2012, we issued $175.0 million principal amount of 6.70% Senior Notes due 2022 (the “notes”). Interest on the notes accrue from January 23, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2012. The notes will mature on January 15, 2022. We may redeem the notes in whole or in part on or after January 15, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the notes issuance of $169.3 million, after discounts, commissions and expenses, were used for general corporate purposes.

On December 18, 2012, we issued $150.0 million principal amount of 5.375% Senior Notes due 2022 (the “December 2012 Notes”). Interest on the December 2012 Notes accrue from December 21, 2012 and will be paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2013. The December 2012 Notes will mature on December 31, 2022. We may redeem the December 2012 Notes in whole or in part on or after December 31, 2015 at our option at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the date of redemption. Proceeds from the December 2012 Notes issuance of $146.1 million, after discounts, commissions and expenses, were used for general corporate purposes. In January 2013, we received a BBB- rating on the December 2012 Notes.

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

Use of Capital Resources

On April 3, 2014, we completed the acquisition of De La Rosa & Co. (“De La Rosa”), a California-based public finance investment banking boutique. The addition of the De La Rosa team is expected to further strengthen our company’s position in a number of key underwriting markets in California.

On May 8, 2014 we entered into an agreement to acquire Oriel Securities (“Oriel”), a London-based stockbroking and investment banking firm, to build out our company’s international platform across all of its institutional businesses. The combination of our company and Oriel will bring together more than 250 professionals to create a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services. TWP entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At March 31, 2014, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $13.8 million in the form of upfront notes to financial advisors for transition pay during the period from January 1, 2014 through April 30, 2014. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the

Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining nine months of 2014 and the years ended December 31, 2015, 2016, 2017, 2018, and thereafter are $39.8 million, $43.2 million, $32.6 million, $21.1 million, $15.0 million and $23.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At March 31, 2014, the total number of stock units outstanding was 17.4 million, of which 10.6 million were unvested. At March 31, 2014, there was unrecognized compensation cost for stock units of $317.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

At March 31, 2014, Stifel Nicolaus had net capital of $345.7 million, which was 53.1% of aggregate debit items and $332.7 million in excess of its minimum required net capital. At March 31, 2014, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At March 31, 2014, SNEL’s and KBW Limited’s net capital and reserves was in excess of the financial resources requirement under the rules of the FCA. At March 31, 2014, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

For a full description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014, Level 3 assets for which we bear economic exposure were $224.5 million or 7.3% of the total assets measured at fair value. During the three months ended March 31, 2014, we recorded purchases of $2.6 million and sales and redemptions of $9.8 million of Level 3 assets. Our valuation adjustments (realized and unrealized) decreased the value of our Level 3 assets by $0.3 million.

At March 31, 2014, Level 3 assets included the following: $123.7 million of auction rate securities and $100.8 million of private equity, municipal securities, and other fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At March 31, 2014, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.8 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At March 31, 2014, we had goodwill of $730.4 million and intangible assets of $45.1 million.

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

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the three months ended March 31, 2014, and the daily VaR at March 31, 2014 and December 31, 2013 (in thousands):

	Three Months Ended March 31, 2014			VAR Calculation at
	High	Low	Daily Average	March 31, 2014	December 31, 2013
Daily VaR	$5,440	$2,072	$3,630	$5,440	$3,427

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

The following table illustrates the estimated change in net interest margin at March 31, 2014, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	15.7%
+100	6.0%
0	0.0%
–100	n/a
–200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at March 31, 2014 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,019,463	$498,222	$129,843	$20,766
Securities	1,428,426	153,607	871,004	645,250
Interest-bearing cash	183,012	—	—	—

	$2,630,901	$651,829	$1,000,847	$666,016

Interest-bearing liabilities:
Transaction accounts and savings	$3,514,548	$169,995	$611,930	$109,238
Certificates of deposit	79,756	45,495	58,975	242
Borrowings	—	—	—	16,792

	$3,594,304	$215,490	$670,905	$126,272

GAP	(963,403)	436,339	329,942	539,744

Cumulative GAP	$(963,403)	$(527,064)	$(197,122)	$342,622

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At March 31, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.3 billion, and the fair value of the collateral that had been sold or repledged was $246.2 million.

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

The following supplements and amends our discussion set forth under Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SEC/Wisconsin Lawsuit

The SEC filed a civil lawsuit against our company in U.S. District Court for the Eastern District of Wisconsin on August 10, 2011. The action arises out of our role in investments made by five Southeastern Wisconsin school districts (the “school districts”) in transactions involving collateralized debt obligations (“CDOs”). These transactions are described in more detail below in connection with the civil lawsuit filed by the school districts. The SEC has asserted claims under Section 15c(1)(A), Section 10b and Rule 10b-5 of the Exchange Act and Sections 17a(1), 17a(2) and 17a(3) of the Securities Act. The claims are based upon both alleged misrepresentations and omissions in connection with the sale of the CDOs to the school districts, as well as the allegedly unsuitable nature of the CDOs. On October 31, 2011, we filed a motion to dismiss the action for failure to state a claim. The District Court granted in part and denied in part our motion to dismiss, and as a result the SEC has amended its complaint. We answered, denied the substantive allegations of the amended complaint and asserted various affirmative defenses. The parties are currently taking written discovery and depositions, with discovery scheduled to close in January 2015. After close of discovery, we anticipate the District Court will set the case for trial. We believe, based upon currently available information and review with outside counsel, that we have meritorious defenses to the SEC’s lawsuit and intend to vigorously defend the SEC’s claims.

Wisconsin School Districts/RBC OPEB lawsuit

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

On January 16, 2012, after the remand from the Seventh Circuit Court of Appeals, Saybrook filed a new action in Wisconsin state court naming our company and Stifel as defendants with respect to Stifel’s role as initial purchaser. Saybrook also named as defendants: the Tribe, EDC, and the law firm of Godfrey & Kahn, S.C. (“G&K”) which served as both issuer’s counsel and bond counsel in the transaction. The Wisconsin State-Court action seeks to enforce the bonds against EDC and the Tribe and also asserts claims against the defendants based on alleged misrepresentations about the enforceability of the indenture and the bonds and the waiver of sovereign immunity by EDC and the Tribe. In April 2012 Saybrook dismissed the 2009 federal action and filed a new action in Wisconsin federal court alleging nearly identical claims against the same defendants named in the Wisconsin State-Court action. The parties agreed to stay the State-Court action until the federal court ruled on whether it had jurisdiction over the 2012 federal action, and in April 2013 the federal court determined it did not have jurisdiction over the action. That decision by the federal court reactivated the Wisconsin State-Court action filed in 2012.

As plaintiff in the State-Court action, Saybrook alleges that G&K represented in various legal opinions issued in the transaction, as well as in other documents associated with the transaction, that (i) the bonds and indenture were legally enforceable obligations of EDC and (ii) EDC’s waivers of sovereign immunity were valid. The claims asserted against Stifel are for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and the Tribe’s waiver of its sovereign immunity. Plaintiffs also assert claims against Stifel for rescission based on alleged misrepresentation or mutual mistake. Plaintiffs assert a claim against our company for fraud under the Wisconsin Uniform Securities Law. Finally, Plaintiffs assert similar claims against G&K and also include a claim for legal malpractice. To the extent EDC does not fully perform its obligations to Saybrook pursuant to the bonds, Saybrook seeks a judgment for rescission, restitutionary damages, including the amounts paid by Saybrook for the bonds, and costs; alternatively, Saybrook seeks to recover damages, costs and attorneys’ fees from Stifel, us and/or G&K.

After the federal court declined to exercise jurisdiction over the 2012 federal court action and with the State-Court action reactivated, on April 25, 2013 the Tribe and EDC filed a new lawsuit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court. The Tribal-Court action seeks a declaratory judgment that all of the bond documents are void. This new lawsuit created a jurisdictional conflict between the Tribal Court and the Wisconsin state court that may be resolved by those courts or by the Federal Court in the Federal Action described below. We filed a Motion to Dismiss the Tribal Court action, which was denied on August 27, 2013, and we have filed our Answer to the lawsuit in the Tribal Court. On April 29, 2013, we filed a motion to dismiss all of the claims alleged against our company and Stifel brought by Saybrook in the State-Court action. That Motion was denied by the State Court, and we have answered the Complaint and filed cross claims against the Tribe and G&K in the State Court.

On May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, filed an action in a Wisconsin federal court (the “Federal Action” seeking to enjoin the Tribal Court action. The Tribe and EDC (the “Tribal Parties”) filed a motion to dismiss or stay the Federal Action, but that motion was denied on October 29, 2013. The Tribe appealed the U.S. District Court’s denial of the Motion to Dismiss to the Seventh Circuit Court of Appeals, but the Seventh Circuit dismissed the appeal for lack of appellate jurisdiction on January 13, 2014. On March 14, 2014, the District Court in the Federal Action conducted a hearing on our motion for preliminary injunction to enjoin the Tribal-Court action and the Court has not yet rendered a decision. Meanwhile, the Tribal-Court action and the State-Court action were stayed during the pendency of the Tribe’s appeal to the Seventh Circuit, but the stays of those actions expired on February 12, 2014, and discovery has commenced in the Tribal Court and State-Court actions. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims and the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

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

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2014. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2014.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At March 31, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

ITEM 6.	EXHIBITS

Exhibit No.	Description

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: May 12, 2014