Form 10-Q
period 2014-06-30
STIFEL FINANCIAL CORP
filed 2014-08-11
CIK 720672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.15 par value per share, as of the close of business on August 8, 2014, was 65,706,402.

STIFEL FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition

(in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$420,290	$716,560
Restricted cash	—	4,268
Cash segregated for regulatory purposes	38	35
Receivables:
Brokerage clients, net	557,621	530,402
Brokers, dealers, and clearing organizations	735,278	381,122
Securities purchased under agreements to resell	222,209	225,075
Financial instruments owned, at fair value (includes securities pledged of $847,320 and $686,997, respectively)	1,031,881	801,494
Available-for-sale securities, at fair value	1,646,779	1,756,253
Held-to-maturity securities, at amortized cost	1,274,765	1,312,115
Loans held for sale	119,477	109,110
Bank loans, net of allowance	1,757,129	1,404,353
Investments, at fair value	225,070	217,228
Fixed assets, net	119,991	106,446
Goodwill	737,994	727,336
Intangible assets, net	43,355	49,889
Loans and advances to financial advisors and other employees, net	189,696	184,458
Deferred tax assets, net	218,888	243,554
Other assets	274,551	239,172

Total Assets	$9,575,012	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Financial Condition (continued)

(in thousands, except share and per share amounts)	June 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Shareholders’ Equity
Short-term borrowings from banks	$368,000	$55,700
Payables:
Brokerage clients	323,711	318,942
Brokers, dealers, and clearing organizations	89,766	58,135
Drafts	68,549	74,710
Securities sold under agreements to repurchase	289,580	263,809
Bank deposits	4,653,656	4,663,323
Financial instruments sold, but not yet purchased, at fair value	685,343	481,214
Accrued compensation	249,795	337,589
Accounts payable and accrued expenses	265,921	285,968
Senior notes	325,000	325,000
Debentures to Stifel Financial Capital Trusts	82,500	82,500

	7,401,821	6,946,890
Liabilities subordinated to claims of general creditors	—	3,131
Shareholders’ Equity:
Preferred stock - $1 par value; authorized 3,000,000 shares; none issued	—	—
Common stock - $0.15 par value; authorized 97,000,000 shares; issued 65,504,751 and 63,744,074 shares, respectively	9,826	9,562
Additional paid-in-capital	1,558,552	1,544,143
Retained earnings	631,222	540,238
Accumulated other comprehensive income	(26,409)	(35,030)

	2,173,191	2,058,913
Treasury stock, at cost, 0 and 1,330 shares, respectively	—	(64)

	2,173,191	2,058,849

Total Liabilities and Shareholders’ Equity	$9,575,012	$9,008,870

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Commissions	$152,712	$154,795	$312,128	$300,662
Principal transactions	125,676	111,306	252,137	218,570
Investment banking	141,515	119,443	273,819	196,348
Asset management and service fees	94,231	76,088	183,401	145,000
Interest	46,113	32,893	88,939	62,699
Other income	8,742	11,787	13,942	32,206

Total revenues	568,989	506,312	1,124,366	955,485
Interest expense	8,842	12,634	17,473	23,203

Net revenues	560,147	493,678	1,106,893	932,282

Non-interest expenses:
Compensation and benefits	355,267	317,247	702,038	632,159
Occupancy and equipment rental	42,967	41,282	83,499	74,801
Communications and office supplies	25,869	25,456	50,687	47,913
Commissions and floor brokerage	9,248	9,790	18,276	18,627
Other operating expenses	49,273	47,328	96,742	82,549

Total non-interest expenses	482,624	441,103	951,242	856,049

Income from continuing operations before income tax expense	77,523	52,575	155,651	76,233
Provision for income taxes	31,946	21,659	62,101	30,381

Income from continuing operations	45,577	30,916	93,550	45,852
Discontinued operations:
Loss from discontinued operations, net of tax	(1,976)	(1,481)	(2,567)	(1,798)

Net income	$43,601	$29,435	$90,983	$44,054

Earnings per basic common share:
Income from continuing operations	$0.69	$0.48	$1.42	$0.74
Loss from discontinued operations	(0.03)	(0.02)	(0.04)	(0.03)

Earnings per basic common share	$0.66	$0.46	$1.38	$0.71
Earnings per diluted common share:
Income from continuing operations	$0.60	$0.42	$1.24	$0.64
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.02)

Earnings per diluted common share	$0.58	$0.40	$1.20	$0.62
Weighted average number of common shares outstanding:
Basic	66,302	64,505	66,167	62,292
Diluted	75,641	74,090	75,665	71,627

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$43,601	$29,435	$90,983	$44,054
Other comprehensive income/(loss), net of tax:
Changes in unrealized gains/(losses) on available-for-sale securities (1) (2)	2,704	(35,412)	5,567	(39,998)
Changes in unrealized gains on cash flow hedging instruments (3)	360	3,428	986	4,947
Foreign currency translation adjustment	1,732	(207)	2,068	(1,276)

	4,796	(32,191)	8,621	(36,327)

Comprehensive income/(loss)	$48,397	$(2,756)	$99,604	$7,727

(1)	Net of taxes of $1.7 million and $22.1 million for the three months ended June 30, 2014 and 2013, respectively. Net of taxes of $3.5 million and $24.3 million for the six months ended June 30, 2014 and 2013, respectively.
(2)	Amounts are net of reclassifications to earnings of realized gains of $1.2 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively. Amounts are net of reclassifications to earnings of realized gains of $1.2 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.
(3)	Amounts are net of reclassifications to earnings of losses of $1.6 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively. Amounts are net of reclassifications to earnings of losses of $3.3 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$90,983	$44,054
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	14,306	16,610
Amortization of loans and advances to financial advisors and other employees	32,580	31,004
Amortization of premium on investment portfolio	3,118	1,568
Provision for loan losses and allowance for loans and advances to financial advisors and other employees	4,692	3,451
Amortization of intangible assets	8,204	2,827
Deferred income taxes	25,377	9,484
Excess tax benefits from stock-based compensation	(17,208)	(9,313)
Stock-based compensation	47,087	88,083
(Gains)/losses on investments	(4,945)	620
Other, net	2,158	269
Decrease/(increase) in operating assets, net of assets acquired:
Cash segregated for regulatory purposes and restricted cash	4,265	127,997
Receivables:
Brokerage clients	(27,219)	(64,477)
Brokers, dealers, and clearing organizations	(354,156)	(387,739)
Securities purchased under agreements to resell	2,866	33,472
Loans originated as held for sale	(490,705)	(836,888)
Proceeds from mortgages held for sale	472,609	890,865
Financial instruments owned, including those pledged	(226,505)	142,728
Loans and advances to financial advisors and other employees	(37,632)	(31,974)
Other assets	(14,521)	(890)
Increase/(decrease) in operating liabilities, net of liabilities assumed:
Payables:
Brokerage clients	4,769	(7,035)
Brokers, dealers, and clearing organizations	46,634	37,147
Drafts	(6,161)	(33,582)
Financial instruments sold, but not yet purchased	204,129	110,235
Other liabilities and accrued expenses	(180,887)	(78,652)

Net cash provided by/(used in) operating activities	$(396,148)	$89,864

See accompanying Notes to Consolidated Financial Statements.

STIFEL FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows from Investing Activities:
Proceeds from:
Maturities, calls, sales, and principal paydowns of available-for-sale securities	$245,570	$307,424
Calls and principal paydowns of held-to-maturity securities	46,240	31,418
Sale or maturity of investments	33,737	49,135
Sale of other real estate owned	131	200
Increase in bank loans, net	(357,654)	(167,216)
Payments for:
Purchase of available-for-sale securities	(132,703)	(1,017,693)
Purchase of held-to-maturity securities	(7,959)	(16,438)
Purchase of investments	(37,116)	(68,523)
Purchase of fixed assets	(12,107)	(13,305)
Acquisitions, net of cash acquired	(7,922)	(165,104)

Net cash used in investing activities	(229,783)	(1,060,102)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings from banks	312,300	202,000
Increase in securities sold under agreements to repurchase	25,771	19,939
Increase/(decrease) in bank deposits, net	(9,667)	660,917
Increase/(decrease) in securities loaned	(15,003)	63,645
Excess tax benefits from stock-based compensation	17,208	9,313
Issuance of common stock for stock option exercises	114	15
Repurchase of treasury stock	—	(13,670)
Reissuance of treasury stock	—	509
Repayment of non-recourse debt	—	(5,968)
Extinguishment of subordinated debt	(3,131)	(2,187)

Net cash provided by financing activities	327,592	934,513

Effect of exchange rate changes on cash	2,069	(1,290)
Decrease in cash and cash equivalents	(296,270)	(37,015)
Cash and cash equivalents at beginning of period	716,560	403,941

Cash and cash equivalents at end of period	$420,290	$366,926

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$31,594	$8,635
Cash paid for interest	16,968	22,326
Noncash investing and financing activities:
Stock units granted, net of forfeitures	116,475	160,386
Issuance of common stock for acquisitions	—	265,918

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

NOTE 2 – Recently Issued Accounting Guidance

Repurchase Agreements

In June 2014, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” (“ASU 2014-11”) amending FASB Accounting Standards Codification Topic 860, “Transfers and Servicing.” The amended guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance also requires new disclosures for certain transfers accounted for as sales and collateral supporting transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014, except for the disclosures related to secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s results of operations or financial position, but may impact the Company’s disclosures.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance allows for either retrospective application to all periods presented or a modified retrospective approach where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”) amending FASB ASC Topic 205-20, “Discontinued Operations,” (“ASC 205-20”). The amended guidance changes the criteria for reporting discontinued operations and requires new disclosures. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, and will be applied prospectively. We are currently evaluating the impact the new guidance will have on our consolidated financial statements.

NOTE 3 – Discontinued Operations

The components of discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$(41)	$5,058	$(31)	$8,234
Restructuring expense	—	—	217	—
Operating expenses	3,062	6,435	3,554	9,923

Total non-interest expenses	3,062	6,435	3,771	9,923
Loss from discontinued operations before income tax expense	(3,103)	(1,377)	(3,802)	(1,689)
Income tax expense/(benefit)	(1,127)	104	(1,235)	109

Loss from discontinued operations, net of tax	$(1,976)	$(1,481)	$(2,567)	$(1,798)

NOTE 4 – Receivables From and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers, and clearing organizations at June 30, 2014 and December 31, 2013, included (in thousands):

	June 30, 2014	December 31, 2013
Deposits paid for securities borrowed	$385,846	$227,640
Receivable from clearing organizations	269,235	125,538
Securities failed to deliver	80,197	27,944

	$735,278	$381,122

Amounts payable to brokers, dealers, and clearing organizations at June 30, 2014 and December 31, 2013, included (in thousands):

	June 30, 2014	December 31, 2013
Securities failed to receive	$61,519	$7,411
Deposits received from securities loaned	25,136	40,101
Payable to clearing organizations	3,111	10,623

	$89,766	$58,135

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

Financial Instruments (Financial instruments owned and available-for-sale securities)

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

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. We estimate fair value for private equity investments based on our percentage ownership in the net asset value of the entire fund, as reported by the fund or on behalf of the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, we derive the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, we give consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value were $11.7 million and $12.4 million at June 30, 2014 and December 31, 2013, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$67,640	67,640	—	—
Financial instruments owned:
U.S. government agency securities	179,240	—	179,240	—
U.S. government securities	31,244	31,244	—	—
Corporate securities:
Fixed income securities	571,650	64,795	503,487	3,368
Equity securities	84,758	84,515	243	—
State and municipal securities	164,989	—	164,989	—

Total financial instruments owned	1,031,881	180,554	847,959	3,368
Available-for-sale securities:
U.S. government agency securities	1,718	—	1,718	—
State and municipal securities	73,172	—	73,172	—
Mortgage-backed securities:
Agency	218,876	—	218,876	—
Commercial	154,457	—	154,457	—
Non-agency	30,146	—	30,146	—
Corporate fixed income securities	421,286	72,660	348,626	—
Asset-backed securities	747,124	—	688,754	58,370

Total available-for-sale securities	1,646,779	72,660	1,515,749	58,370
Investments:
Corporate equity securities	64,568	32,801	31,767	—
Mutual funds	17,899	17,899	—	—
Auction rate securities:
Equity securities	52,184	—	—	52,184
Municipal securities	1,930	—	—	1,930
Other (1)	88,489	4,211	3,934	80,344

Total investments	225,070	54,911	35,701	134,458

	$2,971,370	$375,765	$2,399,409	$196,196

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$248,224	$248,224	$—	$—
U.S. government agency securities	99,186	—	99,186	—
Corporate securities:
Fixed income securities	217,165	24,365	192,800	—
Equity securities	119,690	119,685	5	—
State and municipal securities	1,078	—	1,078	—

Total financial instruments sold, but not yet purchased	685,343	392,274	293,069	—
Derivative contracts (2)	7,616	—	7,616	—

	$692,959	$392,274	$300,685	$—

(1)	Includes $49.4 million of partnership interests, $16.4 million of private company investments, and $14.5 million of private equity and other investments.
(2)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$78,163	$78,163	$—	$—
Financial instruments owned:
U.S. government agency securities	88,930	—	88,930	—
U.S. government securities	10,594	10,594	—	—
Corporate securities:
Fixed income securities	483,987	23,413	458,535	2,039
Equity securities	76,709	76,462	6	241
State and municipal securities	141,274	—	141,274	—

Total financial instruments owned	801,494	110,469	688,745	2,280
Available-for-sale securities:
U.S. government agency securities	1,072	—	1,072	—
State and municipal securities	90,677	—	84,477	6,200
Mortgage-backed securities:
Agency	183,987	—	183,987	—
Commercial	211,246	—	211,246	—
Non-agency	4,619	—	4,619	—
Corporate fixed income securities	498,316	83,655	414,661	—
Asset-backed securities	766,336	—	708,258	58,078

Total available-for-sale securities	1,756,253	83,655	1,608,320	64,278
Investments:
Corporate equity securities	32,402	32,402	—	—
Mutual funds	16,994	16,994	—	—
Auction rate securities:
Equity securities	56,693	—	—	56,693
Municipal securities	10,939	—	—	10,939
Other (1)	100,200	10	2,422	97,768

Total investments	217,228	49,406	2,422	165,400

	$2,853,138	$321,693	$2,299,487	$231,958

Liabilities:
Financial instruments sold, but not yet purchased:
U.S. government securities	$253,221	$253,221	$—	$—
U.S. government agency securities	2,068	—	2,068	—
Corporate securities:
Fixed income securities	135,878	17,857	118,021	—
Equity securities	90,015	86,933	3,082	—
State and municipal securities	32	—	32	—

Total financial instruments sold, but not yet purchased	481.214	358,011	123,203	—
Derivative contracts (2)	9,349	—	9,349	—

	$490,563	$358,011	$132,552	$—

[1]	Includes $56.0 million of partnership interests, $22.5 million of private company investments, and $21.7 million of private equity and other investments.
[2]	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table summarizes the changes in fair value carrying values associated with Level 3 financial instruments during the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities (1)	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at March 31, 2014	$1,340	$241	$6,262	$58,351
Unrealized gains/(losses):
Included in changes in net assets (3)	(3)	—	—	—
Included in OCI (4)	—	—	—	19
Realized gains/(losses) (3)	(1,295)	4,964	—	—
Purchases	3,356	—	—	—
Sales	—	(5,205)	—	—
Redemptions	(30)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	(6,262)	—

Net change	2,028	(241)	(6,262)	19

Balance at June 30, 2014	$3,368	$—	$—	$58,370

	Three Months Ended June 30, 2014
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (2)
Balance at March 31, 2014	$53,702	$11,634	$92,959
Unrealized gains/(losses):
Included in changes in net assets (3)	407	790	2,619
Included in OCI (4)	—	—	—
Realized gains/(losses) (3)	—	—	164
Purchases	—	—	222
Sales	(1,725)	(10,324)	(10,060)
Redemptions	(200)	(170)	(1,678)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	(3,882)

Net change	(1,518)	(9,704)	(12,615)

Balance at June 30, 2014	$52,184	$1,930	$80,344

	Six Months Ended June 30, 2014
	Financial instruments owned		Available-for-sale securities
	Corporate Fixed Income Securities (1)	Equity Securities	State & Municipal Securities	Asset- Backed Securities
Balance at December 31, 2013	$2,039	$241	$6,200	$58,078
Unrealized gains/(losses):
Included in changes in net assets (3)	(441)	—	—	—
Included in OCI (4)	—	—	62	292
Realized gains/(losses) (3)	(1,295)	4,964	—	—
Purchases	3,356	—	—	—
Sales	(259)	(5,205)	—	—
Redemptions	(32)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	(6,262)	—

Net change	1,329	(241)	(6,200)	292

Balance at June 30, 2014	$3,368	$—	$—	$58,370

	Six Months Ended June 30, 2014
	Investments
	Auction Rate Securities – Equity	Auction Rate Securities – Municipal	Other (2)
Balance at December 31, 2013	$56,693	$10,939	$97,768
Unrealized gains/(losses):
Included in changes in net assets (3)	716	637	(761)
Included in OCI (4)	—	—
Realized gains/(losses) (3)	—	—	3,221
Purchases	—	1,650	1,214
Sales	(1,725)	(10,324)	(14,827)
Redemptions	(3,500)	(972)	(2,389)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	(3,882)

Net change	(4,509)	(9,009)	(17,424)

Balance at June 30, 2014	$52,184	$1,930	$80,344

1	Included in financial instruments owned in the consolidated statements of financial condition.
2	Includes partnership interests, private company investments, and private equity investments.
3	Realized and unrealized gains/(losses) related to financial instruments owned and investments are reported in other income in the consolidated statements of operations.
4	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive loss in the consolidated statements of financial condition.

The results included in the table above are only a component of the overall investment strategies of our company. The table above does not present Level 1 or Level 2 valued assets or liabilities. The changes to our company’s Level 3 classified instruments were principally a result of: sales of certain investments, redemptions of ARS at par, and unrealized gains and losses during the three and six months ended June 30, 2014. The changes in unrealized gains/(losses) recorded in earnings for the three and six months ended June 30, 2014 relating to Level 3 assets still held at June 30, 2014 were immaterial.

The following table summarizes quantitative information related to the significant unobservable inputs utilized in our company’s Level 3 recurring fair value measurements as of June 30, 2014.

	Valuation technique	Unobservable input	Range	Weighted average
Available-for-sale securities:
Asset-backed securities	Discounted cash flow	Discount rate	5.3% – 10.6%	7.3%
		Workout period	1 – 4 years	3.2 years
Investments:
Auction rate securities:
Equity securities	Discounted cash flow	Discount rate	1.8% – 12.3%	6.6%
		Workout period	1 – 3 years	2.3 years
Municipal securities	Discounted cash flow	Discount rate	0.0% – 10.6%	7.2%
		Workout period	1 – 4 years	3.1 years
Other
Investments in partnerships	Market approach	Revenue multiple	1.3 – 4.2	3.3
		EBITDA multiple	4.1 – 15.3	8.7
Private equity investments	Market/income approach	Revenue multiple	0.5 – 3.0	1.8
		EBITDA multiple	4.3 – 11.3	7.8

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

General and limited partnership interests in investment partnerships totaled $49.4 million and $56.0 million at June 30, 2014 and December 31, 2013, respectively. The general and limited partnership interests in investment partnerships were primarily valued based upon NAVs received from third-party fund managers. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the funds to utilize pricing/valuation information, including independent appraisals, from third-party sources. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that may be used as an input to value these investments.

Direct investments in private equity companies totaled $4.9 million and $8.2 million at June 30, 2014 and December 31, 2013, respectively. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the cash flows to a single present amount using current market expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

Transfers Within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels are deemed to occur at the beginning of the reporting period. There were $1.7 million and $4.3 million of transfers of financial assets from Level 2 to Level 1 during the three and six months ended June 30, 2014, respectively, primarily related to corporate fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $0.2 million and $0.4 million of transfers of financial assets from Level 1 to Level 2 during the three and six months ended June 30, 2014, respectively, primarily related to corporate fixed income securities for which there were low volumes of recent trade activity observed. There were $10.2 million of transfers out of Level 3 during the three and six months ended June 30, 2014, respectively, primarily related to state and municipal securities and private company investments for which market trades were observed that provided transparency into the valuation of these assets and, in the case of the private company investments, have had an initial public offering of their securities.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, as of June 30, 2014 and December 31, 2013, whether or not recognized in the consolidated statements of financial condition at fair value (in thousands).

	June 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$420,290	$420,290	$716,560	$716,560
Restricted cash	—	—	4,268	4,268
Cash segregated for regulatory purposes	38	38	35	35
Securities purchased under agreements to resell	222,209	222,209	225,075	225,075
Financial instruments owned	1,031,881	1,031,881	801,494	801,494
Available-for-sale securities	1,646,779	1,646,779	1,756,253	1,756,253
Held-to-maturity securities	1,274,765	1,303,305	1,312,115	1,305,959
Loans held for sale	119,477	119,477	109,110	109,110
Bank loans	1,757,129	1,780,909	1,404,353	1,420,068
Investments	225,070	225,070	217,228	217,228
Financial liabilities:
Securities sold under agreements to repurchase	$289,580	$289,580	$263,809	$263,809
Bank deposits	4,653,656	4,173,240	4,663,323	4,072,038
Financial instruments sold, but not yet purchased	685,343	685,343	481,214	481,214
Derivative contracts (1)	7,616	7,616	9,349	9,349
Senior notes	325,000	333,316	325,000	328,635
Debentures to Stifel Financial Capital Trusts	82,500	68,342	82,500	72,201
Liabilities subordinated to claims of general creditors	—	—	3,131	3,122

(1)	Included in accounts payable and accrued expenses in the consolidated statements of financial condition.

The following table presents the estimated fair values of financial instruments not measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$352,650	$352,650	$—	$—
Cash segregated for regulatory purposes	38	38	—	—
Securities purchased under agreements to resell	222,209	222,209	—	—
Held-to-maturity securities	1,303,305	—	1,005,583	297,722
Loans held for sale	119,477		119,477	—
Bank loans	1,780,909	—	1,780,909	—
Financial liabilities:
Securities sold under agreements to repurchase	$289,580	$7,660	$281,920	$—
Bank deposits	4,173,240	—	4,173,240	—
Senior notes	333,316	333,316	—	—
Debentures to Stifel Financial Capital Trusts	68,342	—	—	68,342

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash	$638,397	$638,397	$—	$—
Restricted cash	4,268	4,268	—	—
Cash segregated for regulatory purposes	35	35	—	—
Securities purchased under agreements to resell	225,075	225,075	—	—
Held-to-maturity securities	1,305,959	—	1,073,953	232,006
Loans held for sale	109,110	—	109,110	—
Bank loans	1,420,068	—	1,420,068	—
Financial liabilities:
Securities sold under agreements to repurchase	$263,809	$747	$263,062	$—
Bank deposits	4,072,038	—	4,072,038	—
Senior notes	328,635	328,635	—	—
Debentures to Stifel Financial Capital Trusts	72,201	—	—	72,201
Liabilities subordinated to claims of general creditors	3,122	—	—	3,122

The following, as supplemented by the discussion above, describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2014 and December 31, 2013.

Financial Assets

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2014 and December 31, 2013 approximate fair value due to the short-term nature.

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

Financial Liabilities

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The carrying values at June 30, 2014 and December 31, 2013 approximate fair value due to the short-term nature.

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

NOTE 6 – Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

The components of financial instruments owned and financial instruments sold, but not yet purchased, at June 30, 2014 and December 31, 2013, are as follows (in thousands):

	June 30, 2014	December 31, 2013
Financial instruments owned:
U.S. government agency securities	$179,240	$88,930
U.S. government securities	31,244	10,594
Corporate securities:
Fixed income securities	571,650	483,987
Equity securities	84,758	76,709
State and municipal securities	164,989	141,274

	$1,031,881	$801,494

Financial instruments sold, but not yet purchased:
U.S. government securities	$248,224	$253,221
U.S. government agency securities	99,186	2,068
Corporate securities:
Fixed income securities	217,165	135,878
Equity securities	119,690	90,015
State and municipal securities	1,078	32

	$685,343	$481,214

At June 30, 2014 and December 31, 2013, financial instruments owned in the amount of $847.3 million and $687.0 million, respectively, were pledged as collateral for our repurchase agreements and short-term borrowings.

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

NOTE 7 – Available-for-Sale and Held-to-Maturity Securities

The following tables provide a summary of the amortized cost and fair values of the available-for-sale securities and held-to-maturity securities at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,720	$2	$(4)	$1,718
State and municipal securities	76,802	86	(3,716)	73,172
Mortgage-backed securities:
Agency	217,031	3,187	(1,342)	218,876
Commercial	153,481	1,259	(283)	154,457
Non-agency	29,411	735	—	30,146
Corporate fixed income securities	417,597	4,661	(972)	421,286
Asset-backed securities	749,559	2,633	(5,068)	747,124

	$1,645,601	$12,563	$(11,385)	$1,646,779

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$929,802	$23,909	$(135)	$953,576
Commercial	59,433	2,172	—	61,605
Non-agency	1,287	8	(13)	1,282
Asset-backed securities	228,960	6,629	(2,432)	233,157
Corporate fixed income securities	55,283	7	(1,605)	53,685

	$1,274,765	$32,725	$(4,185)	$1,303,305

	December 31, 2013
	Amortized cost	Gross unrealized gains (1)	Gross unrealized losses (1)	Estimated fair value
Available-for-sale securities
U.S. government agency securities	$1,074	$—	$(2)	$1,072
State and municipal securities	96,475	739	(6,537)	90,677
Mortgage-backed securities:
Agency	184,533	2,859	(3,405)	183,987
Commercial	209,949	3,084	(1,787)	211,246
Non-agency	4,547	72	—	4,619
Corporate fixed income securities	496,385	4,769	(2,838)	498,316
Asset-backed securities	769,553	2,499	(5,716)	766,336

	$1,762,516	$14,022	$(20,285)	$1,756,253

Held-to-maturity securities (2)
Mortgage-backed securities:
Agency	$968,759	$1,156	$(7,915)	$962,000
Commercial	59,404	—	(186)	59,218
Asset-backed securities	228,623	6,157	(2,774)	232,006
Corporate fixed income securities	55,329	11	(2,605)	52,735

	$1,312,115	$7,324	$(13,480)	$1,305,959

(1)	Unrealized gains/(losses) related to available-for-sale securities are reported in accumulated other comprehensive income/(loss).
(2)	Held-to-maturity securities are carried in the consolidated statements of financial condition at amortized cost, and the changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

For the three and six months ended June 30, 2014, we received proceeds of $66.7 million from the sale of available-for-sale securities, which resulted in realized gains of $2.0 million. For the three and six months ended June 30, 2013, we received proceeds of $171.4 million and $189.6 million, respectively, from the sale of available-for-sale securities, which resulted in realized gains of $0.6 million and $1.3 million, respectively.

During the three and six months ended June 30, 2014, unrealized gains, net of deferred taxes, of $2.7 million and $5.6 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition. During the three and six months ended June 30, 2013, unrealized losses, net of deferred tax benefits, of $35.4 million and $40.0 million, respectively, were recorded in accumulated other comprehensive income/(loss) in the consolidated statements of financial condition.

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity (in thousands). Expected maturities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Available-for-sale securities		Held-to-maturity securities
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Debt securities
Within one year	$120,855	$121,946	$—	$—
After one year through three years	117,783	119,206	15,038	15,041
After three years through five years	139,844	141,325	40,245	38,643
After five years through ten years	407,502	408,058	—	—
After ten years	459,694	452,765	228,960	233,158
Mortgage-backed securities
Within one year	8,951	9,016	—	—
After three years through five years	196	200	—	—
After five years through ten years	71,608	73,256	59,433	61,605
After ten years	319,168	321,007	931,089	954,858

	$1,645,601	$1,646,779	$1,274,765	$1,303,305

The maturities of our available-for-sale (fair value) and held-to-maturity (amortized cost) securities at June 30, 2014, are as follows (in thousands):

	Within 1 year	1-5 years	5-10 years	After 10 years	Total
Available-for-sale:[1]
U.S. government agency securities	$327	$1,391	$—	$—	$1,718
State and municipal securities	—	—	—	73,172	73,172
Mortgage-backed securities:
Agency	—	—	32,172	186,704	218,876
Commercial	9,016	—	41,084	104,357	154,457
Non-agency	—	200	—	29,946	30,146
Corporate fixed income securities	121,619	251,712	47,955	—	421,286
Asset-backed securities	—	7,428	360,103	379,593	747,124

	$130,962	$260,731	$481,314	$773,772	$1,646,779

Held-to-maturity:
Mortgage-backed securities:
Agency	$—	$—	$—	$929,802	$929,802
Commercial	—	—	59,433	—	59,433
Non-agency	—	—	—	1,287	1,287
Asset-backed securities	—	—	—	228,960	228,960
Corporate fixed income securities	—	55,283	—	—	55,283

	$—	$55,283	$59,433	$1,160,049	$1,274,765

[1]	Due to the immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
[2]	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

At June 30, 2014 and December 31, 2013, securities of $1.3 billion and $505.5 million, respectively, were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits.

The following table is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the available-for-sale and held-to-maturity securities have been in an unrealized loss position at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(4)	$869	$—	$—	$(4)	$869
State and municipal securities	(5)	423	(3,711)	66,496	(3,716)	66,919
Mortgage-backed securities:
Agency	(192)	47,174	(1,150)	48,836	(1,342)	96,010
Commercial	(122)	7,644	(161)	41,084	(283)	48,728
Non-agency	—	—	—	—	—	—
Corporate fixed income securities	(12)	4,978	(960)	69,675	(972)	74,653
Asset-backed securities	(1,635)	193,999	(3,433)	189,170	(5,068)	383,169

	$(1,970)	$255,087	$(9,415)	$415,261	$(11,385)	$670,348

Held-to-maturity securities
Mortgage-backed securities
Agency	(135)	25,921	—	—	(135)	25,921
Non-agency	(13)	524	—	—	(13)	524
Asset-backed securities	(612)	8,116	(1,820)	71,362	(2,432)	79,478
Corporate fixed income securities	—	—	(1,605)	48,681	(1,605)	48,681

	$(760)	$34,561	$(3,425)	$120,043	$(4,185)	$154,604

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale securities
U.S. government securities	$(2)	$721	$—	$—	$(2)	$721
State and municipal securities	(2,966)	32,272	(3,571)	41,182	(6,537)	73,454
Mortgage-backed securities:
Agency	(3,260)	89,395	(145)	1,335	(3,405)	90,730
Commercial	(1,787)	46,970	—	—	(1,787)	46,970
Corporate fixed income securities	(2,062)	80,700	(776)	39,421	(2,838)	120,121
Asset-backed securities	(4,516)	436,770	(1,200)	31,938	(5,716)	468,708

	$(14,593)	$686,828	$(5,692)	$113,876	$(20,285)	$800,704

Held-to-maturity securities
Mortgage-backed securities:
Agency	(91)	8,127	(7,824)	838,295	(7,915)	846,422
Commercial	—	—	(186)	59,219	(186)	59,219
Asset-backed securities	—	—	(2,774)	92,806	(2,774)	92,806
Corporate fixed income securities	—	—	(2,605)	47,727	(2,605)	47,727

	$(91)	$8,127	$(13,389)	$1,038,047	$(13,480)	$1,046,174

At June 30, 2014, the amortized cost of 80 securities available for sale exceeded their fair value by $11.4 million, of which $9.4 million related to investment securities that had been in a loss position for 12 months or longer. As of June 30, 2014, the carrying value of 20 securities held to maturity exceeded their fair value by $4.2 million, of which $3.4 million related to securities held to maturity that have been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position quarterly to assess whether the impairment is other-than-temporary. Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions. There was no credit-related OTTI recognized during the three and six months ended June 30, 2014.

We believe the gross unrealized losses of $11.4 million related to our available-for-sale portfolio as of June 30, 2014, are attributable to issuer-specific credit spreads and changes in market interest rates and asset spreads. We, therefore, do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

NOTE 8 – Bank Loans

The following table presents the balance and associated percentage of each major loan category in our loan portfolio at June 30, 2014 and December 31, 2013 (in thousands, except percentages):

	June 30, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
Consumer (1)	$750,072	41.3%	509,484	34.8%
Commercial and industrial	624,700	34.4	$552,333	37.7
Residential real estate	411,439	22.6	372,789	25.5
Commercial real estate	16,054	0.9	12,284	0.8
Home equity lines of credit	14,401	0.8	16,327	1.1
Construction and land	—	—	490	0.1

	1,816,666	100.0%	1,463,707	100.0%
Unamortized loan discount	(40,044)		(45,100)
Unamortized loan fees, net of origination costs	(2,145)		(1,920)
Loans in process	(244)		334
Allowance for loan losses	(17,104)		(12,668)

	$1,757,129		$1,404,353

(1)	Includes securities-based loans of $624.7 million and $508.9 million at June 30, 2014 and December 31, 2013, respectively.

Changes in the allowance for loan losses for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for loan losses, beginning of period	$14,131	$9,406	$12,668	$8,145
Provision for loan losses	2,968	1,520	4,878	3,240
Charge-offs:
Commercial and industrial	—	—	(468)	—
Residential real estate	—	(17)	—	(501)
Other	—	—	(4)	—

Total charge-offs	—	(17)	(472)	(501)
Recoveries	5	10	30	35

Allowance for loan losses, end of period	$17,104	$10,919	$17,104	$10,919

A loan is determined to be impaired, when principal or interest becomes 90 days past due or when collection becomes uncertain. At the time a loan is determined to be impaired, the accrual of interest and amortization of deferred loan origination fees is discontinued (“non-accrual status”), and any accrued and unpaid interest income is reversed. At June 30, 2014, we had $4.4 million of non-accrual loans, net of discount, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.3 million. At December 31, 2013, we had $1.5 million of non-accrual loans, which included $0.4 million in troubled debt restructurings, for which there was a specific allowance of $0.2 million. The gross interest income related to impaired loans, which would have been recorded had these loans been current in accordance with their original terms, and the interest income recognized on these loans during the three and six months ended June 30, 2014 and 2013 were insignificant to the consolidated financial statements.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of the loan portfolio. In general, we are a secured lender. At June 30, 2014 and December 31, 2013, approximately 97.4% and 96.8% of our loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

The following is a breakdown of the allowance for loan losses by type for as of June 30, 2014 and December 31, 2013 (in thousands, except rates):

	June 30, 2014		December 31, 2013
	Balance	Percent(1)	Balance	Percent(1)
Commercial and industrial	$13,525	34.4%	$9,832	37.7%
Consumer	937	41.3	892	34.8
Residential real estate	564	22.6	408	25.5
Home equity lines of credit	280	0.8	174	1.1
Commercial real estate	243	0.9	198	0.8
Construction and land	—	—	12	0.1
Qualitative	1,555	—	1,152	—

	$17,104	100.0%	$12,668	100.0%

(1)	Loan category as a percentage of total loan portfolio.

At June 30, 2014 and December 31, 2013, Stifel Bank had loans outstanding to its executive officers, directors, and their affiliates in the amount of $0.6 million and $0.6 million, respectively, and loans outstanding to other Stifel Financial Corp. executive officers, directors, and their affiliates in the amount of $5.0 million and $5.9 million, respectively.

At June 30, 2014 and December 31, 2013, we had mortgage loans held for sale of $119.5 million and $109.1 million, respectively. For the three months ended June 30, 2014 and 2013, we recognized gains of $1.7 million and $3.3 million, respectively, from the sale of originated loans, net of fees and costs. For the six months ended June 30, 2014 and 2013, we recognized gains of $2.9 million and $7.9 million, respectively, from the sale of originated loans, net of fees and costs.

NOTE 9 – Fixed Assets

The following is a summary of fixed assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Furniture and equipment	$184,239	$174,976
Building and leasehold improvements	120,080	101,840

Total	304,319	276,816
Less accumulated depreciation and amortization	(184,328)	(170,370)

	$119,991	$106,446

For the three months ended June 30, 2014 and 2013, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $7.2 million and $8.7 million, respectively. For the six months ended June 30, 2014 and 2013, depreciation and amortization of furniture and equipment, and leasehold improvements totaled $14.3 million and $16.6 million, respectively.

NOTE 10 – Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets attributable to each of our reporting segments is presented in the following table (in thousands):

	December 31, 2013	Net additions	Impairment losses	June 30, 2014
Goodwill
Global Wealth Management	$161,358	$2,293	$—	$163,651
Institutional Group	565,978	8,365	—	574,343

	$727,336	$10,658	$—	$737,994

	December 31, 2013	Net additions	Amortization	June 30, 2014
Intangible assets
Global Wealth Management	$19,394	$1,670	$(5,683)	$15,381
Institutional Group	30,495	—	(2,521)	27,974

	$49,889	$1,670	$(8,204)	$43,355

The adjustments to goodwill and intangible assets during the six months ended June 30, 2014 are primarily attributable to our acquisition of De La Rosa & Co (“DLR”), which closed on April 3, 2014. The allocation of the purchase price of DLR is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of DLR as of the acquisition date and the identified intangible assets. The final goodwill recorded on the consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments and the recording of identified intangible assets.

Amortizable intangible assets consist of acquired customer relationships, trade name, investment banking backlog, and core deposits that are amortized over their contractual or determined useful lives. Intangible assets subject to amortization as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$51,866	$26,503	$51,166	$24,034
Trade name	19,342	4,504	18,442	3,585
Investment banking backlog	7,388	7,307	7,388	6,871
Core deposits	5,447	4,518	5,447	182
Non-compete agreements	2,511	2,485	—	—

	$86,554	$45,317	$82,443	$34,672

Amortization expense related to intangible assets was $1.7 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was $8.2 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.

The weighted-average remaining lives of the following intangible assets at June 30, 2014 are: customer relationships, 5.3 years; trade name, 8.7 years; core deposits, 0.8 years; and non-compete agreements, 0.8 year. The investment banking backlog will be amortized over its estimated life, which we expect to be within the next 12 months. As of June 30, 2014, we expect amortization expense in future periods to be as follows (in thousands):

Fiscal year
Remainder of 2014	$4,103
2015	5,257
2016	4,701
2017	4,129
2018	3,642
Thereafter	19,405

$41,237

NOTE 11 – Short-Term Borrowings

Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, committed short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2014 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the six months ended June 30, 2014. There are no compensating balance requirements under these arrangements.

Our committed short-term bank line financing at June 30, 2014 consisted of a $100.0 million revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility. At June 30, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants.

At June 30, 2014, short-term borrowings from banks were $368.0 million at an average rate of 1.18%, which were collateralized by company-owned securities valued at $573.6 million. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $252.3 million and $414.7 million for the three months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.12% and 1.33%, respectively. The average bank borrowing was $175.4 million and $312.6 million for the six months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.13% and 1.25%, respectively.

At June 30, 2014 and December 31, 2013, Stifel had a stock loan balance of $25.1 million and $40.1 million, respectively, at average daily interest rates of 0.22% and 0.16%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $68.1 million and $81.0 million during the three months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.19% and 0.13%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $70.5 million and $72.9 million during the six months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.18% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

NOTE 12 – Senior Notes

The following table summarizes our senior notes as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
6.70% senior notes, due 2022 (1)	$175,000	$175,000
5.375% senior notes, due 2022 (2)	150,000	150,000

	$325,000	$325,000

(1)	In January 2012, we sold in a registered underwritten public offering, $175.0 million in aggregate principal amount of 6.70% senior notes due January 2022. Interest on these senior notes is payable quarterly in arrears. On or after January 15, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.
(2)	In December 2012, we sold in a registered underwritten public offering, $150.0 million in aggregate principal amount of 5.375% senior notes due December 2022. Interest on these senior notes is payable quarterly in arrears. On or after December 31, 2015, we may redeem some or all of the senior notes at any time at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

Our senior notes mature as follows, based upon its contractual terms:

2014	—
2015	—
2016	—
2017	—
2018	—
Thereafter	325,000

325,000

NOTE 13 – Bank Deposits

Deposits consist of money market and savings accounts, certificates of deposit, and demand deposits. Deposits at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Money market and savings accounts	$4,475,385	$4,310,223
Certificates of deposit	130,614	241,481
Demand deposits (interest-bearing)	35,211	93,684
Demand deposits (non-interest-bearing)	12,446	17,935

	$4,653,656	$4,663,323

The weighted average interest rate on deposits was 0.19% and 0.07% at June 30, 2014 and December 31, 2013, respectively.

Scheduled maturities of certificates of deposit at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Certificates of deposit, less than $100:
Within one year	$54,114	$82,115
One to three years	16,205	34,694
Three to five years	2,509	3,701
Over five years	—	66

	$72,828	$120,576

Certificates of deposit, $100 and greater:
Within one year	$40,248	$75,577
One to three years	16,125	41,756
Three to five years	1,169	3,336
Over five years	244	236

	57,786	120,905

	$130,614	$241,481

At June 30, 2014 and December 31, 2013, the amount of deposits includes related party deposits, primarily brokerage customers’ deposits from Stifel Nicolaus of $4.5 billion and $4.3 billion, respectively, and interest-bearing and time deposits of executive officers, directors, and their affiliates of $0.4 million and $0.4 million, respectively.

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

The following table provides the notional values and fair values of our derivative instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$319,456	Other assets	$—	Accounts payable and accrued expenses	$(7,616)

	December 31, 2013
		Asset derivatives		Liability derivatives
	Notional value	Balance sheet location	Positive fair value	Balance sheet location	Negative fair value
Derivatives designated as hedging instruments under Topic 815:
Cash flow interest rate contracts	$386,212	Other assets	$—	Accounts payable and accrued expenses	$(9,349)

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next ten years.

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from accumulated other comprehensive loss into earnings in the same period the hedged forecasted transaction affects earnings and are recorded in interest expense on the accompanying consolidated statements of operations. The ineffective portion of the cash flow hedging instruments is recorded in other income or other operating expense. There was an immaterial loss recognized during the three and six months ended June 30, 2014 related to ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $4.9 million will be reclassified as an increase to interest expense.

The following table shows the effect of our company’s derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(981)	Interest expense	$1,569	None	$—

	Three Months Ended June 30, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$3,274	Interest expense	$2,289	None	$—

	Six Months Ended June 30, 2014
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$(1,659)	Interest expense	$3,267	None	$—

	Six Months Ended June 30, 2013
	Gain/(Loss) recognized in OCI (effectiveness)	Location of loss reclassified from OCI into income	Loss reclassified from OCI into income	Location of loss recognized in OCI (ineffectiveness)	Loss recognized due to ineffectiveness
Cash flow interest rate contracts	$3,407	Interest expense	$4,624	None	$—

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

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.6 million (termination value). We have minimum collateral posting thresholds with certain of our derivative counterparties and have posted cash collateral of $24.0 million against our obligations under these agreements. If we had breached any of these provisions at June 30, 2014, we would have been required to settle our obligations under the agreements at the termination value.

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

NOTE 15 – Debentures to Stifel Financial Capital Trusts

The following table summarizes our debentures to Stifel Financial Capital Trusts as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Debenture to Stifel Financial Capital Trust II (1)	$35,000	$35,000
Debenture to Stifel Financial Capital Trust III (2)	35,000	35,000
Debenture to Stifel Financial Capital Trust IV (3)	12,500	12,500

	$82,500	$82,500

(1)	On August 12, 2005, we completed a private placement of $35.0 million of 6.38% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust II (the “Trust II”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 30, 2035, but may be redeemed by our company, and in turn, the Trust II would call the debenture beginning September 30, 2010. The Trust II requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 1.70% per annum.
(2)	On March 30, 2007, we completed a private placement of $35.0 million of 6.79% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust III (the “Trust III”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on June 6, 2037, but may be redeemed by our company, and in turn, Trust III would call the debenture beginning June 6, 2012. Trust III requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

(3)	On June 28, 2007, we completed a private placement of $35.0 million of 6.78% Cumulative Trust Preferred Securities. The trust preferred securities were offered by Stifel Financial Capital Trust IV (the “Trust IV”), a non-consolidated wholly owned subsidiary of our company. The trust preferred securities mature on September 6, 2037, but may be redeemed by our company, and in turn, Trust IV would call the debenture beginning September 6, 2012. Trust IV requires quarterly distributions of interest to the holders of the trust preferred securities. Distributions will be payable at a floating interest rate equal to three-month LIBOR plus 1.85% per annum.

NOTE 16 – Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of June 30, 2014 and December 31, 2013 (in thousands):

	Gross amounts	Gross amounts offset in the Statement of	Net amounts presented in the Statement	Gross amounts not offset in the Statement of Financial Condition
	of recognized assets	Financial Condition	of Financial Condition	Financial instruments	Collateral received	Net amount
As of June 30, 2014:
Securities borrowing (1)	$385,846	$—	$385,846	$—	$(385,846)	$—
Reverse repurchase agreements (2)	222,209	$—	222,209	—	(222,209)	—

	$608,055	$—	$608,055	$—	$(608,055)	$—

As of December 31, 2013:
Securities borrowing (1)	$227,640	$—	$227,640	$—	$(227,640)	$—
Reverse repurchase agreements (2)	225,075	—	225,075	—	(225,075)	—

	$452,715	$—	$452,715	$—	$(452,715)	$—

(1)	Securities borrowing transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on receivables from brokers, dealers, and clearing organizations.
(2)	Collateral received includes securities received by our company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of June 30, 2014 and December 31, 2013:

	Gross amounts	Gross amounts offset in the Statement of	Net amounts presented in the Statement	Gross amounts not offset in the Statement of Financial Condition
	of recognized liabilities	Financial Condition	of Financial Condition	Financial instruments	Collateral pledged	Net amount
As of June 30, 2014:
Securities lending (3)	$25,136	$—	$25,136	$—	$(25,136)	$—
Repurchase agreements (4)	289,580	—	289,580	—	(289,580)	—
Cash flow interest rate contracts	7,616	—	7,616	—	(7,616)	—

	$322,332	$—	$322,332	$—	$(322,332)	$—

As of December 31, 2013:
Securities lending (3)	$40,101	$—	$40,101	$—	$(40,101)	$—
Repurchase agreements (4)	263,809	$—	263,809	—	(263,809)	—
Cash flow interest rate contracts	9,349	—	9,349	—	(9,349)	—

	$313,259	$—	$313,259	$—	$(313,259)	$—

(3)	Securities lending transactions are included in payables to from brokers, dealers, and clearing organizations on the consolidated statements of financial condition. See Note 4 in the notes to our consolidated financial statements for additional information on payables to brokers, dealers, and clearing organizations.
(4)	Collateral pledged includes the fair value of securities pledged by our company to the counter party. These securities are included on the consolidated statements of financial condition unless we default.

NOTE 17 – Commitments, Guarantees, and Contingencies

Broker-Dealer Commitments and Guarantees

In the normal course of business, we enter into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2014, had no material effect on the consolidated financial statements.

In connection with margin deposit requirements of The Options Clearing Corporation, we pledged customer-owned securities valued at $59.6 million to satisfy the minimum margin deposit requirement of $51.2 million at June 30, 2014.

In connection with margin deposit requirements of the National Securities Clearing Corporation, we deposited $34.2 million in cash at June 30, 2014, which satisfied the minimum margin deposit requirements of $32.8 million.

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

Thomas Weisel Partners LLC (“TWP”) entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2014, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

Other Commitments

In the ordinary course of business, Stifel Bank has commitments to extend credit in the form of commitments to originate loans, standby letters of credit, and lines of credit. See Note 22 in the notes to our consolidated financial statements for further details.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $33.1 million of commitments outstanding at June 30, 2014, of which $21.3 million relate to commitments to certain strategic relationships with Business Development Corporations.

Concentration of Credit Risk

We provide investment, capital-raising, and related services to a diverse group of domestic customers, including governments, corporations, and institutional and individual investors. Our exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets, and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To reduce the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions. As of June 30, 2014 and December 31, 2013, we did not have significant concentrations of credit risk with any one customer or counterparty, or any group of customers or counterparties.

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

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against the RBC entities. We have filed our Answer, denying RBC’s claims, and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A by the Lake of the Torches Economic Development Corporation (“EDC”) which is associated with Lac Du Flambeau Band of Lake Superior Chippewa Indians (together with the EDC, the “Tribe”). We then sold all of the bonds to LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively, “Saybrook”), with Wells Fargo Bank, NA (“Wells Fargo”) as the indenture trustee for the bonds. In 2009 Saybrook and Wells Fargo brought an action in a Wisconsin federal court against the Tribe to enforce the bonds (the “2009 federal action”). The Wisconsin federal court declared, in relevant part, the Bond Indenture to be void ab initio, and the Seventh Circuit Court of Appeals affirmed but remanded the case for further proceedings as to enforceability of the other bond documents. In April 2012 Saybrook dismissed the 2009 federal action.

On January 16, 2012, Saybrook filed a new action in Wisconsin state court (the “State Action”), naming as defendants our company, Stifel, the Tribe, and the law firm of Godfrey & Kahn, S.C. (“G&K”), which served as both issuer’s and bond counsel. Saybrook seeks enforcement of the obligations under the bonds, a judgment for rescission, restitution, including the amounts paid by Saybrook for the bonds, and costs. Alternatively, if Saybrook fails to recover from the Tribe, Saybrook seeks to recover damages, costs and attorneys’ fees from us and/or G&K. In the State Action, Saybrook asserts a claim against our company for fraud under the Wisconsin Uniform Securities Law, and with respect to Stifel, claims for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and their sovereign immunity waivers. Saybrook also asserts claims against Stifel for rescission based on alleged misrepresentation or mutual mistake.

We have answered the Complaint in the State Action, denying the claims, and filed cross claims against the Tribe and G&K. The Tribe moved to dismiss our cross claim, and we opposed that motion. Additionally, G&K filed a cross-claim against us seeking contribution and alleging that if G&K is found negligent then we too must have been negligent. We have answered G&K’s cross-claim, denying those allegations. Additionally, G&K filed a third party complaint against Dentons US LLP. Discovery is on-going between the non-Tribal Parties, but the Court has stayed discovery against the Tribal Parties until it rules on the Tribal Parties’ motions to dismiss the various claims against them. The Court has scheduled a hearing for October 23, 2014 on the Tribal Parties’ motions to dismiss.

Additionally, on April 25, 2013, the Tribe filed a suit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court, seeking a declaration that all of the bond documents are void (the “Tribal Action”). Our motion to dismiss the Tribal Action was denied, and on August 27, 2013 we filed an Answer, denying the claims.

In response to the Tribal Action, on May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, also filed an action in a Wisconsin federal court (the “Federal Action”) seeking to enjoin the Tribal Action. On May 16, 2014 the Wisconsin federal court preliminarily enjoined the Tribal Parties from litigating the Tribal Action. The Tribal Parties have appealed the preliminary injunction to the Seventh Circuit Court of Appeals. In light of the Tribal Parties’ appeal, the Tribal Action is stayed pending the resolution of the appeal.

While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims as well as the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Oreilles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Basic discovery was taken in the Federal Action, and we filed a summary judgment motion with the U.S. District Court, asking the court for a determination that the Tribal Court does not have jurisdiction over the claims brought by the Tribe. On June 19, 2014, the District Court issued a conditional Order finding the Tribal Court has jurisdiction over the dispute. The conditional Order was issued subject to additional briefing of the issues by Stifel, which briefing has been filed with the District Court. We are currently waiting for a final decision from the District Court. If the District Court issues a final Order finding the Tribal Court has jurisdiction over the dispute, we intend to appeal the decision to the Seventh Circuit Court of Appeals. In the event of an appeal, the stay of proceedings in Tribal Court will remain in effect during the pendency of the appeal. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

At June 30, 2014, Stifel Nicolaus had net capital of $336.6 million, which was 50.7% of aggregate debit items and $323.4 million in excess of its minimum required net capital. At June 30, 2014, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule.

Our international subsidiaries, SNEL and KBW Limited, are subject to the regulatory supervision and requirements of the Financial Conduct Authority (“FCA”) in the United Kingdom. At June 30, 2014, SNEL’s and KBW Limited’s capital and reserves were in excess of the financial resources requirement under the rules of the FCA.

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

Stifel Financial Corp. – Federal Reserve Capital Amounts

June 30, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$1,329,298	25.8%	$411,921	8.0%	$514,901	10.0%
Tier 1 capital to risk-weighted assets	1,311,993	25.5	205,960	4.0	308,941	6.0
Tier 1 capital to adjusted average total assets	1,311,993	15.4	340,206	4.0	425,257	5.0

Stifel Bank – Federal Reserve Capital Amounts

June 30, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$401,838	13.5%	$238,677	8.0%	$298,347	10.0%
Tier 1 capital to risk-weighted assets	384,734	12.9	119,339	4.0	179,008	6.0
Tier 1 capital to adjusted average total assets	384,734	7.6	201,222	4.0	251,527	5.0

NOTE 20 – Interest Income and Interest Expense

The components of interest income and interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Investment securities	$18,213	$14,161	$37,524	$26,532
Bank loans, net of unearned income	15,294	9,454	28,902	17,670
Margin balances	4,843	4,544	9,509	8,799
Other	7,763	4,734	13,004	9,698

	$46,113	$32,893	$88,939	$62,699

Interest expense:
Senior notes	$5,163	$5,164	$10,327	$10,341
Bank deposits	1,950	2,835	3,695	5,729
Other	1,729	4,635	3,451	7,133

	$8,842	$12,634	$17,473	$23,203

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

All stock-based compensation plans are administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which has the authority to interpret the plans, determine to whom awards may be granted under the plans, and determine the terms of each award. According to these plans, we are authorized to grant an additional 4.5 million shares at June 30, 2014.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $26.0 million and $32.4 million for the three months ended June 30, 2014 and 2013, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $0.3 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively.

Stock-based compensation expense included in compensation and benefits expense in the consolidated statements of operations for our company’s incentive stock award plans was $48.5 million and $83.4 million for the six months ended June 30, 2014 and 2013, respectively. The tax benefit related to stock-based compensation recognized in shareholders’ equity was $17.2 million and $9.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

Stock Options

We have substantially eliminated the use of stock options as a form of compensation. During the three and six months ended June 30, 2014, no options were granted.

At June 30, 2014, all outstanding options were exercisable. Cash proceeds from the exercise of stock options, including the tax benefits realized from the exercise of stock options, were immaterial for the three and six months ended June 30, 2014 and 2013.

Stock Units

A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At June 30, 2014, the total number of stock units outstanding was 18.0 million, of which 11.1 million were unvested.

At June 30, 2014, there was unrecognized compensation cost for stock units of $312.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Deferred Compensation Plans

The Stifel Nicolaus Wealth Accumulation Plan (the “SWAP Plan”) is provided to certain revenue producers, officers, and key administrative employees, whereby a certain percentage of their incentive compensation is deferred as defined by the Plan into company stock units with a 25% matching contribution by our company. Participants may elect to defer up to an additional 15% of their incentive compensation with a 25% matching contribution. Units generally vest over a three- to seven-year period and are distributable upon vesting or at future specified dates. Deferred compensation costs are amortized on a straight-line basis over the vesting period. Elective deferrals are 100% vested. As of June 30, 2014, there were 17.0 million units outstanding under the SWAP Plan.

Additionally, the SWAP Plan allows Stifel Nicolaus’ financial advisors who achieve certain levels of production, the option to defer a certain percentage of their gross commissions. As stipulated by the SWAP Plan, the financial advisors have the option to: 1) defer 4% of their gross commissions into company stock units with a 25%

matching contribution or 2) defer up to 2% in mutual funds, which earn a return based on the performance of index mutual funds as designated by our company or a fixed income option. The mutual fund deferral option does not include a company match. Financial advisors may elect to defer an additional 1% of gross commissions into company stock units with a 25% matching contribution. Financial advisors have no ownership in the mutual funds. Included in the investments in the consolidated statements of financial condition are investments in mutual funds of $17.9 million and $17.0 million at June 30, 2014 and December 31, 2013, respectively, that were purchased by our company to economically hedge, on an after-tax basis, its liability to the financial advisors who choose to base the performance of their return on the index mutual fund option. At June 30, 2014 and December 31, 2013, the deferred compensation liability related to the mutual fund option of $14.6 million and $14.3 million, respectively, is included in accrued compensation in the consolidated statements of financial condition.

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2014 and December 31, 2013, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.3 billion and $1.2 billion, respectively, and the fair value of the collateral that had been sold or repledged was $289.6 million and $263.8 million, respectively.

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

At June 30, 2014 and December 31, 2013, Stifel Bank had outstanding commitments to originate loans aggregating $129.9 million and $66.8 million, respectively. The commitments extended over varying periods of time, with all commitments at June 30, 2014 scheduled to be disbursed in the following three months.

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

Standby letters of credit are irrevocable conditional commitments issued by Stifel Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should Stifel Bank be obligated to perform under the standby letters of credit, it may seek recourse from the customer for reimbursement of amounts paid. At June 30, 2014 and December 31, 2013, Stifel Bank had outstanding letters of credit totaling $5.3 million and $5.1 million, respectively. All of the standby letters of credit commitments at June 30, 2014 have expiration terms that are less than one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Stifel Bank uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments. At June 30, 2014 and December 31, 2013, Stifel Bank had granted unused lines of credit to commercial and consumer borrowers aggregating $404.2 million and $282.0 million, respectively.

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

Information concerning operations in these segments of business for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues: (1)
Global Wealth Management	$307,247	$282,717	$604,430	$549,674
Institutional Group	255,712	215,444	505,689	388,744
Other	(2,812)	(4,483)	(3,226)	(6,136)

	$560,147	$493,678	$1,106,893	$932,282

Income/(loss) from continuing operations before income taxes:
Global Wealth Management	$89,098	$78,924	$168,774	$148,423
Institutional Group	42,690	31,083	88,312	59,313
Other	(54,265)	(57,432)	(101,435)	(131,503)

	$77,523	$52,575	$155,651	$76,233

(1)	No individual client accounted for more than 10 percent of total net revenues for the three and six months ended June 30, 2014 or 2013.

The following table presents our company’s total assets on a segment basis at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Global Wealth Management	$5,851,030	$5,505,076
Institutional Group	3,497,362	3,290,573
Other	226,620	213,221

	$9,575,012	$9,008,870

We have operations in the United States, United Kingdom, and Europe. Our company’s foreign operations are conducted through its wholly owned subsidiaries, SNEL and KBW Limited. Substantially all long-lived assets are located in the United States.

Revenues, classified by the major geographic areas in which they are earned for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$535,952	$480,916	$1,061,393	$910,109
United Kingdom	21,616	10,335	39,535	17,185
Other European	2,579	2,427	5,965	4,988

	$560,147	$493,678	$1,106,893	$932,282

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$45,577	$30,916	$93,550	$45,852
Loss from discontinued operations, net of tax	(1,976)	(1,481)	(2,567)	(1,798)

Net income	$43,601	$29,435	$90,983	$44,054

Shares for basic and diluted calculation:
Average shares used in basic computation	66,302	64,505	66,167	62,292
Dilutive effect of stock options and units (1)	9,339	9,585	9,498	9,335

Average shares used in diluted computation	75,641	74,090	75,665	71,627
Earnings per basic common share:
Income from continuing operations	$0.69	$0.48	$1.42	$0.74
Loss from discontinued operations	(0.03)	(0.02)	(0.04)	(0.03)

Earnings per basic common share	$0.66	$0.46	$1.38	$0.71
Earnings per diluted common share:
Income from continuing operations	$0.60	$0.42	$1.24	$0.64
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.02)

Earnings per diluted common share	$0.58	$0.40	$1.20	$0.62

(1)	Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share include stock options and units.

For the three and six months ended June 30, 2014 and 2013, the anti-dilutive effect from restricted stock units was immaterial.

NOTE 25 – Shareholders’ Equity

Share Repurchase Program

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. The repurchase program has no expiration date. These purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares may be used to meet obligations under our employee benefit plans and for general corporate purposes.

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

We have formed several non-consolidated investment funds with third-party investors that are typically organized as limited liability companies (“LLCs”) or limited partnerships. These partnerships and LLCs have assets of $271.0 million at June 30, 2014. For those funds where we act as the general partner, our company’s economic interest is generally limited to management fee arrangements as stipulated by the fund operating agreements. We have generally provided the third-party investors with rights to terminate the funds or to remove us as the general partner. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2014 and 2013. In addition, our direct investment interest in these entities is insignificant at June 30, 2014 and December 31, 2013.

Thomas Weisel Capital Management LLC, a subsidiary of our company, acts as the general partner of a series of investment funds in venture capital and fund of funds and manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies. These partnerships have combined assets of $273.1 million at June 30, 2014. We hold variable interests in these funds as a result of our company’s rights to receive management fees. Our company’s investment in and additional capital commitments to the private equity funds are also considered variable interests. The additional capital commitments are subject to call at a later date and are limited in amount. Our exposure to loss is limited to our investments in, advances and commitments to, and receivables due from these funds, and that exposure is insignificant at June 30, 2014. Management fee revenue earned by our company was insignificant during the three and six months ended June 30, 2014 and 2013.

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

Our company’s exposure to loss is limited to the carrying value of the note with FSI at June 30, 2014, of $18.0 million, which is included in other assets in the consolidated statements of financial condition. Our company had no liabilities related to this entity at June 30, 2014. We have the discretion to make additional capital contributions. We have not provided financial or other support to FSI that we were not previously contractually required to provide as of June 30, 2014. Our company’s involvement with FSI has not had a material effect on our consolidated financial position, operations, or cash flows.

NOTE 27 – Subsequent Events

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Based on the evaluation, we identified the following as a non-recognized event.

Issuance of Senior Notes

On July 15, 2014, we issued $300.0 million principal amount of 4.250% Senior Notes due 2024 (the “Notes”). Interest on the Notes accrue from July 18, 2014 and will be paid semi-annually in arrears on January 18 and July 18 of each year, commencing on January 18, 2015. The Notes will mature on July 18, 2024. We may redeem the Notes in whole or in part at our option at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the Notes issuance of $295.3 million, after discounts, commissions and expenses, will be used for general corporate purposes.

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

Results for the three and six months ended June 30, 2014

For the three months ended June 30, 2014, net revenues from continuing operations increased 13.5% to $560.1 million compared to $493.7 million during the comparable period in 2013. Net income, including continuing and discontinued operations, increased 48.1% to $43.6 million, or $0.58 per diluted common share for the three months ended June 30, 2014, compared to $29.4 million, or $0.40 per diluted common share during the comparable period in 2013. Net income from continuing operations increased 45.6% to $45.6 million, or $0.60 per diluted common share for the three months ended June 30, 2014 compared to $30.9 million, or $0.42 per diluted common share during the comparable period in 2013.

For the six months ended June 30, 2014, net revenues from continuing operations increased 18.7% to a record $1.1 billion compared to $932.3 million during the comparable period in 2013. Net income, including continuing and discontinued operations, increased 106.5% to $91.0 million, or $1.20 per diluted common share for the six months ended June 30, 2014, compared to $44.1 million, or $0.62 per diluted common share during the comparable period in 2013. Net income from continuing operations increased 104.0% to $93.6 million, or $1.24 per diluted common share for the six months ended June 30, 2014 compared to $45.9 million, or $0.64 per diluted common share during the comparable period in 2013.

Our revenue growth was primarily attributable to higher investment banking revenues as a result of improved M&A activity and capital raising revenues; growth in asset management and service fees as a result of increased assets under management; an increase in principal transactions; increased net interest revenues as a result of the growth of net interest-earning assets at Stifel Bank; and an increase in commission revenue. The increase in revenue growth was partially offset by a decline in other revenues.

The results for the three and six months ended June 30, 2014 were impacted by certain non-recurring and merger-related expenses. The aggregate impact of these items was a reduction to net income from continuing operations of $5.7 million (after-tax) or $0.08 per diluted common share and $9.7 million (after-tax) or $0.13 per diluted common share, respectively.

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

Our overall financial results continue to be highly and directly correlated to the direction and activity levels of the United States equity and fixed income markets. At June 30, 2014, the key indicators of the markets’ performance, the Dow Jones Industrial Average, S&P 500, and the NASDAQ closed 1.5%, 6.1%, and 5.5% higher than their December 31, 2013 closing prices, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$152,712	$154,795	(1.3)	27.3%	31.4%
Principal transactions	125,676	111,306	12.9	22.4	22.5
Investment banking	141,515	119,443	18.5	25.3	24.2
Asset management and service fees	94,231	76,088	23.8	16.8	15.4
Interest	46,113	32,893	40.2	8.2	6.7
Other income	8,742	11,787	(25.8)	1.6	2.4

Total revenues	568,989	506,312	12.4	101.6	102.6
Interest expense	8,842	12,634	(30.0)	1.6	2.6

Net revenues	560,147	493,678	13.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	355,267	317,247	12.0	63.4	64.3
Occupancy and equipment rental	42,967	41,282	4.1	7.7	8.4
Communication and office supplies	25,869	25,456	1.6	4.6	5.1
Commissions and floor brokerage	9,248	9,790	(5.5)	1.7	2.0
Other operating expenses	49,273	47,328	4.1	8.8	9.6

Total non-interest expenses	482,624	441,103	9.4	86.2	89.4

Income before from continuing operations income taxes	77,523	52,575	47.5	13.8	10.6
Provision for income taxes	31,946	21,659	47.5	5.7	4.3

Net income from continuing operations	45,577	30,916	47.4	8.1	6.3
Discontinued operations:
Loss from discontinued operations, net of tax	(1,976)	(1,481)	33.4	(0.4)	(0.3)

Net income	$43,601	$29,435	48.1	7.7%	6.0%

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

The following table presents consolidated financial information for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$312,128	$300,662	3.8	28.2%	32.3%
Principal transactions	252,137	218,570	15.4	22.8	23.4
Investment banking	273,819	196,348	39.5	24.7	21.1
Asset management and service fees	183,401	145,000	26.5	16.6	15.6
Interest	88,939	62,699	41.9	8.0	6.7
Other income	13,942	32,206	(56.7)	1.3	3.4

Total revenues	1,124,366	955,485	17.7	101.6	102.5
Interest expense	17,473	23,203	(24.7)	1.6	2.5

Net revenues	1,106,893	932,282	18.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	702,038	632,159	11.1	63.4	67.8
Occupancy and equipment rental	83,499	74,801	11.6	7.5	8.0
Communication and office supplies	50,687	47,913	5.8	4.6	5.1
Commissions and floor brokerage	18,276	18,627	(1.9)	1.7	2.0
Other operating expenses	96,742	82,549	17.2	8.7	8.9

Total non-interest expenses	951,242	856,049	11.1	85.9	91.8

Income before from continuing operations income taxes	155,651	76,233	104.2	14.1	8.2
Provision for income taxes	62,101	30,381	104.4	5.6	3.3

Net income from continuing operations	93,550	45,852	104.0	8.5	4.9
Discontinued operations:
Loss from discontinued operations, net of tax	(2,567)	(1,798)	42.7	(0.2)	(0.2)

Net income	$90,983	$44,054	106.5	8.3%	4.7%

NET REVENUES

The following table presents consolidated net revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues:
Commissions	$152,712	$154,795	(1.3)	$312,128	$300,662	3.8
Principal transactions	125,676	111,306	12.9	252,137	218,570	15.4
Investment banking:
Capital raising	81,159	71,303	13.8	154,690	121,152	27.7
Strategic advisory fees	60,356	48,140	25.4	119,129	75,196	58.4

	141,515	119,443	18.5	273,819	196,348	39.5
Asset management and service fees	94,231	76,088	23.8	183,401	145,000	26.5
Net interest	37,271	20,259	84.0	71,466	39,496	80.9
Other income	8,742	11,787	(25.8)	13,942	32,206	(56.7)

Total net revenues	$560,147	$493,678	13.5	$1,106,893	$932,282	18.7

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

For the three months ended June 30, 2014, commission revenues decreased 1.3% to $152.7 million from $154.8 million in the comparable period in 2013. The decrease is primarily attributable to lower trading volumes in the second quarter that impacted the industry.

For the six months ended June 30, 2014, commission revenues increased 3.8% to $312.1 million from $300.7 million in the comparable period in 2013. The increase is primarily attributable to an increase in mutual fund transactions, partially offset by lower trading volumes in the second quarter that impacted the industry.

Principal transactions – For the three months ended June 30, 2014, principal transactions revenues increased 12.9% to $125.7 million from $111.3 million in the comparable period in 2013. For the six months ended June 30, 2014, principal transactions revenues increased 15.4% to $252.1 million from $218.6 million in the comparable period in 2013. The increase is primarily attributable to an increase in fixed income institutional brokerage revenues as a result of the acquisition of the fixed income business from Knight Capital.

Investment banking – Investment banking revenues include: (i) capital raising revenues representing fees earned from the underwriting of debt and equity securities, and (ii) strategic advisory fees related to corporate debt and equity offerings, municipal debt offerings, merger and acquisitions, private placements and other investment banking advisory fees.

For the three months ended June 30, 2014, investment banking revenues increased 18.5%, to $141.5 million from $119.4 million in the comparable period in 2013.

Capital raising revenues increased 13.8% to $81.2 million for the three months ended June 30, 2014 from $71.3 million in the comparable period in 2013. During the second quarter of 2014, equity capital raising revenues increased 22.7% to $65.8 million from $53.6 million in the comparable period in 2013. For the three months ended June 30, 2014, fixed income capital raising revenues decreased 13.1% to $15.4 million from $17.7 million in the comparable period in 2013.

For the six months ended June 30, 2014, investment banking revenues increased 39.5%, to $273.8 million from $196.3 million in the comparable period in 2013. The increase is primarily attributable to an increase in advisory fees and capital raising revenues.

Capital raising revenues increased 27.7% to $154.7 million for the six months ended June 30, 2014 from $121.2 million in the comparable period in 2013. For the six months ended June 30, 2014, equity capital raising revenues increased 43.1% to $126.2 million from $85.2 million in the comparable period in 2013. For the six months ended June 30, 2014, fixed income capital raising revenues decreased 20.7% to $28.5 million from $31.0 million in the comparable period in 2013.

Strategic advisory fees increased 25.4% to $60.4 million for the three months ended June 30, 2014 from $48.1 million in the comparable period in 2013. Strategic advisory fees increased 58.4% to $119.1 million for the six months ended June 30, 2014 from $75.2 million in the comparable period in 2013. The increase is primarily attributable to an increase in the number of completed equity transactions over the comparable period in 2013.

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

For the three months ended June 30, 2014, asset management and service fee revenues increased 23.8% to $94.2 million from $76.1 million in the comparable period in 2013. For the six months ended June 30, 2014, asset management and service fee revenues increased 26.5% to $183.4 million from $145.0 million in the comparable period in 2013. The increase is primarily a result of an increase in the number and value of fee-based accounts. See “Asset management and service fees” in the Global Wealth Management segment discussion for information on the changes in asset management and service fees revenues.

Other income – For the three months ended June 30, 2014, other income decreased 25.8% to $8.7 million from $11.8 million during the comparable period in 2013. For the six months ended June 30, 2014, other income decreased 56.7% to $13.9 million from $32.2 million during the comparable period in 2013. Other income primarily includes investment gains, including gains on our private equity investments, and loan originations fees from Stifel Bank.

NET INTEREST INCOME

The following tables present average balance data and operating interest revenue and expense data, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$486,185	$4,843	3.98%	$456,251	$4,544	3.98%
Interest-earning assets (Stifel Bank)	4,929,213	33,584	2.73	3,927,836	23,760	2.42
Other (Stifel Nicolaus)		7,686			4,589

Total interest revenue		$46,113			$32,893

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$252,260	$861	1.12%	$414,697	$1,139	1.33%
Interest-bearing liabilities (Stifel Bank)	4,617,409	1,950	0.17	3,667,793	2,835	0.31
Stock loan (Stifel Nicolaus)	68,071	129	0.19	81,034	27	0.13
Senior notes (Stifel Financial)	325,000	5,163	6.35	325,000	4,947	6.09
Interest-bearing liabilities (Capital Trusts)	82,500	424	2.06	82,500	434	2.10
Other (Stifel Nicolaus)		315			3,252

Total interest expense		8,842			12,634

Net interest income		$37,271			$20,259

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest-earning assets:
Margin balances (Stifel Nicolaus)	$484,133	$9,509	3.93%	$449,415	$8,799	3.92%
Interest-earning assets (Stifel Bank)	4,904,299	66,680	2.72	3,840,421	44,585	2.32
Other (Stifel Nicolaus)		12,750			9,315

Total interest revenue		$88,939			$62,699

Interest-bearing liabilities:
Short-term borrowings (Stifel Nicolaus)	$175,410	$1,965	1.12%	$312,612	$2,124	1.25%
Interest-bearing liabilities (Stifel Bank)	4,523,790	3,695	0.16	3,585,800	5,729	0.32
Stock loan (Stifel Nicolaus)	70,515	127	0.18	72,885	92	0.13
Senior notes (Stifel Financial)	325,000	10,327	6.36	325,000	9,897	6.51
Interest-bearing liabilities (Capital Trusts)	82,500	843	2.04	82,500	867	2.10
Other (Stifel Nicolaus)		516			4,494

Total interest expense		17,473			23,203

Net interest income		$71,466			$39,496

Net interest income – Net interest income is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest income is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. For the three months ended June 30, 2014, net interest income increased to $37.3 million from $20.3 million during the comparable period in 2013. For the six months ended June 30, 2014, net interest income increased to $71.5 million from $39.5 million during the comparable period in 2013.

For the three months ended June 30, 2014, interest revenue increased 40.2% to $46.1 million from $32.9 million in the comparable period in 2013, principally as a result of a $6.6 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.9 billion during the three months ended June 30, 2014 compared to $3.9 billion during the comparable period in 2013 at average interest rates of 2.47% and 2.42%, respectively.

For the six months ended June 30, 2014, interest revenue increased 41.9% to $88.9 million from $62.7 million in the comparable period in 2013, principally as a result of a $18.9 million increase in interest revenue generated from the interest-earning assets of Stifel Bank. The average interest-earning assets of Stifel Bank increased to $4.9 billion during the six months ended June 30, 2014 compared to $3.8 billion during the comparable period in 2013 at average interest rates of 2.59% and 2.32%, respectively.

For the three months ended June 30, 2014, interest expense decreased 30.0% to $8.8 million from $12.6 million during the comparable period in 2013. For the six months ended June 30, 2014, interest expense decreased 24.7% to $17.5 million from $23.2 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in interest expense on the interest-bearing liabilities of Stifel Bank and the payoff of our non-recourse debt during the fourth quarter of 2013.

NON-INTEREST EXPENSES

The following table presents consolidated non-interest expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Non-interest expenses:
Compensation and benefits	$355,267	$317,247	12.0	$702,038	$632,159	11.1
Occupancy and equipment rental	42,967	41,282	4.1	83,499	74,801	11.6
Communications and office supplies	25,869	25,456	1.6	50,687	47,913	5.8
Commissions and floor brokerage	9,248	9,790	(5.5)	18,276	18,627	(1.9)
Other operating expenses	49,273	47,328	4.1	96,742	82,549	17.2

Total non-interest expenses	$482,624	$441,103	9.4	$951,242	$856,049	11.1

Except as noted in the following discussion of variances, the underlying reasons for the increase in non-interest expenses can be attributed principally to our continued expansion, both organically and through our acquisitions and increased administrative overhead to support the growth in our segments.

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

For the three months ended June 30, 2014, compensation and benefits expense increased 12.0% to $355.3 million from $317.2 million during the comparable period in 2013. For the six months ended June 30, 2014, compensation and benefits expense increased 11.1% to $702.0 million from $632.2 million during the comparable period in 2013. The increase is principally due to the following: 1) increased variable compensation as a result of increased revenue production and profitability; and 2) an increase in fixed compensation for the additional administrative support staff.

Compensation and benefits expense for the six months ended June 30, 2013 includes a non-cash charge of $30.6 million (pre-tax) related to the expensing of restricted stock awards granted to certain employees of KBW, Inc and our company as retention related to the acquisition of KBW, Inc. There were no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Compensation and benefits expense as a percentage of net revenues was 63.4% and 63.4% for the three and six months ended June 30, 2014, respectively, compared to 64.3% and 67.8% for the three and six months ended June 30, 2013, respectively. Excluding the expensing of the awards and merger-related expenses, compensation and benefits expense as a percentage of net revenues was 63.8% for the six months ended June 30, 2013.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $25.4 million (4.5% of net revenues) and $50.3 million (4.5% of net revenues) for the three and six months ended June 30, 2014, respectively, compared to $21.5 million (4.4% of net revenues) and $43.0 million (4.6% of net revenues) for the comparable periods in 2013, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended June 30, 2014, occupancy and equipment rental expense increased 4.1% to $43.0 million from $41.3 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, occupancy and equipment rental expense increased 11.6% to $83.5 million from $74.8 million during the six months ended June 30, 2013. The increase is primarily due to the increase in rent and depreciation expense due primarily to an increase in office locations. As of June 30, 2014, we have 361 locations compared to 357 at June 30, 2013.

Communications and office supplies – Communications expense includes costs for telecommunication and data communication, primarily for obtaining third-party market data information. For the three months ended June 30, 2014, communications and office supplies expense increased 1.6% to $25.9 million from $25.5 million during the second quarter of 2013. For the six months ended June 30, 2014, communications and office supplies expense increased 5.8% to $50.7 million from $47.9 million during the comparable period in 2013. The increase is primarily attributable to our continued expansion through our acquisitions and the addition of revenue producers and support staff.

Commissions and floor brokerage – For the three months ended June 30, 2014, commissions and floor brokerage expense decreased 5.5% to $9.2 million from $9.8 million during the comparable period in 2013. For the six months ended June 30, 2014, commissions and floor brokerage expense decreased 1.9% to $18.3 million from $18.6 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in clearing fees as a result of a decrease in commission revenues, offset by an increase in trade execution costs from our flow business.

Other operating expenses – Other operating expenses primarily include license and registration fees, litigation-related expenses, which consist of amounts we reserve and/or pay out related to legal and regulatory matters, travel and entertainment, promotional expenses and expenses for professional services.

For the three months ended June 30, 2014, other operating expenses increased 4.1% to $49.3 million from $47.3 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, other operating expenses increased 17.2% to $96.7 million from $82.5 million during the six months ended June 30, 2013. The increase is primarily attributable to an increase in legal expenses, travel and promotion, professional service fees in connection with our acquisitions and subscriptions expenses.

Provision for income taxes – For the three and six months ended June 30, 2014, our provision for income taxes was $31.9 million and $62.1 million, representing an effective tax rate of 41.2% and 39.9%, respectively, compared to expense of $21.7 million and $30.4 million for the comparable periods in 2013, representing an effective tax rate of 41.2% and 39.9%, respectively.

DISCONTINUED OPERATIONS

Stifel Nicolaus Canada, Inc. (“SN Canada”) ceased business operations as of September 30, 2013. The results of SN Canada, previously reported in the Institutional Group segment, are classified as discontinued operations for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$(41)	$5,058	$(31)	$8,234
Restructuring expense	—	—	217	—
Operating expenses	3,062	6,435	3,554	9,923

Total non-interest expenses	3,062	6,435	3,771	9,923
Loss from discontinued operations before income tax expense	(3,103)	(1,377)	(3,802)	(1,689)
Income tax expense/(benefit)	(1,127)	104	(1,235)	109

Loss from discontinued operations, net of tax	$(1,976)	$(1,481)	$(2,567)	$(1,798)

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

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$107,438	$104,576	2.7	35.0%	37.0%
Principal transactions	54,342	56,313	(3.5)	17.7	19.9
Asset management and service fees	94,187	75,976	24.0	30.6	26.9
Investment banking	9,892	15,334	(35.5)	3.2	5.4
Interest	38,966	29,036	34.2	12.7	10.3
Other income	5,549	6,013	(7.7)	1.8	2.1

Total revenues	310,374	287,248	8.1	101.0	101.6
Interest expense	3,127	4,531	(31.0)	1.0	1.6

Net revenues	307,247	282,717	8.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	171,724	163,156	5.3	55.9	57.7
Occupancy and equipment rental	17,602	15,689	12.2	5.7	5.5
Communication and office supplies	10,263	9,193	11.6	3.4	3.3
Commissions and floor brokerage	3,472	3,847	(9.7)	1.1	1.4
Other operating expenses	15,088	11,908	26.7	4.9	4.2

Total non-interest expenses	218,149	203,793	7.0	71.0	72.1

Income before income taxes	$89,098	$78,924	12.9	29.0%	27.9%

	June 30, 2014	June 30, 2013
Branch offices (actual)	325	316
Financial advisors (actual)	1,945	1,924
Independent contractors (actual)	140	145

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

The following table presents consolidated financial information for the Global Wealth Management segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$215,177	$206,662	4.1	35.6%	37.6%
Principal transactions	108,108	112,620	(4.0)	17.9	20.4
Asset management and service fees	183,317	144,910	26.5	30.3	26.4
Investment banking	19,818	26,437	(25.0)	3.3	4.8
Interest	77,345	54,791	41.2	12.8	10.0
Other income	6,909	13,054	(47.1)	1.1	2.4

Total revenues	610,674	558,474	9.3	101.0	101.6
Interest expense	6,244	8,800	(29.0)	1.0	1.6

Net revenues	604,430	549,674	10.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	345,892	320,752	7.8	57.2	58.4
Occupancy and equipment rental	35,203	31,695	11.1	5.8	5.7
Communication and office supplies	19,195	18,221	5.4	3.2	3.3
Commissions and floor brokerage	6,942	7,674	(9.5)	1.2	1.4
Other operating expenses	28,424	22,909	24.1	4.7	4.2

Total non-interest expenses	435,656	401,251	8.6	72.1	73.0

Income before income taxes	$168,774	$148,423	13.7	27.9%	27.0%

NET REVENUES

For the three months ended June 30, 2014, Global Wealth Management net revenues increased 8.7% to a record $307.2 million from $282.7 million for the comparable period in 2013. For the six months ended June 30, 2014, Global Wealth Management net revenues increased 10.0% to a record $604.4 million from $549.7 million for the comparable period in 2013. The increase in net revenues for the three and six months ended June 30, 2014 over the comparable periods in 2013 is primarily attributable to growth in asset management and service fees; increased net interest revenues; and an increase in commission revenues. The increase in net revenues was offset by a decrease in investment gains (included in other revenues); and a decline in principal transaction revenues.

Commissions – For the three months ended June 30, 2014, commission revenues increased 2.7% to $107.4 million from $104.6 million in the comparable period in 2013. For the six months ended June 30, 2014, commission revenues increased 4.1% to $215.2 million from $206.7 million in the comparable period in 2013. The increase is primarily attributable to an increase in agency transactions in mutual funds, equities and insurance products, partially offset by lower trading volumes in the second quarter that impacted the industry.

Principal transactions – For the three months ended June 30, 2014, principal transactions revenues decreased 3.5% to $54.3 million from $56.3 million in the comparable period in 2013. For the six months ended June 30, 2014, principal transactions revenues decreased 4.0% to $108.1 million from $112.6 million in the comparable period in 2013. The decrease is primarily attributable to a decrease in fixed income products, as a result of lower trading volumes in the second quarter that impacted the industry.

Asset management and service fees – For the three months ended June 30, 2014, asset management and service fees increased 24.0% to $94.2 million from $76.0 million in the comparable period in 2013. For the six months ended June 30, 2014, asset management and service fees increased 26.5% to $183.3 million from $144.9 million in the comparable period in 2013. The increase is primarily a result of an increase in assets under management in our fee-based accounts. Fee-based account revenues for the three months ended June 30, 2014 and 2013 are billed in arrears based on values as of March 31, 2014 and 2013, respectively.

The value of assets in fee-based accounts at March 31, 2014 increased 34.7% from March 31, 2013, of which 33.8% is attributable to net inflows and 66.2% is attributable to market appreciation. The number of fee-based accounts at March 31, 2014 increased 10.2% from March 31, 2013. The following data has been restated to reflect the current way we monitor the value of assets in fee-based accounts. The following table summarizes the changes in our assets in fee-based accounts for the period presented (in thousands):

Assets in fee-based accounts:
Balance at March 31, 2013	$22,299,000
Inflows	2,612,207
Market appreciation	5,121,010

Balance at March 31, 2014	$32,032,217

Investment banking – Investment banking, which represents sales credits for investment banking underwritings, decreased 35.5% to $9.9 million for the three months ended June 30, 2014 from $15.3 million during the comparable period in 2013. For the six months ended June 30, 2014, investment banking revenues decreased 25.0% to $19.8 million from $26.4 million during the comparable period in 2013. See “Investment banking” in the Institutional Group segment discussion for information on the changes in net revenues.

Interest revenue – For the three months ended June 30, 2014, interest revenue increased 34.2% to $39.0 million from $29.0 million in the comparable period in 2013. For the six months ended June 30, 2014, interest revenue increased 41.2% to $77.3 million from $54.8 million during the comparable period in 2013. The increase is primarily due to the growth of the interest-earning assets of Stifel Bank and increased interest rates on our investment portfolio. See “Net Interest Income – Stifel Bank” below for a further discussion of the changes in net revenues.

Other income – For the three months ended June 30, 2014, other income decreased 7.7% to $5.5 million from $6.0 million during the comparable period in 2013. For the six months ended June 30, 2014, other income decreased 47.1% to $6.9 million from $13.1 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in investment gains on our private equity investments and a decrease in mortgage fees from loan originations at Stifel Bank.

Interest expense – For the three months ended June 30, 2014, interest expense decreased 31.0% to $3.1 million from $4.5 million during the comparable period in 2013. For the six months ended June 30, 2014, interest expense decreased 29.0% to $6.2 million from $8.8 million during the comparable period in 2013.

NET INTEREST INCOME – STIFEL BANK

The following tables present average balance data and operating interest revenue and expense data for Stifel Bank, as well as related interest yields for the periods indicated (in thousands, except rates):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$111,222	$69	0.25%	$227,922	$139	0.24%
State and political subdivisions:
Taxable	15,523	247	6.36	124,492	1,066	3.43
Non-taxable (1)	78,263	684	3.50	79,351	465	2.34
Mortgage-backed securities	1,431,287	9,158	2.56	1,126,254	5,993	2.13
Corporate bonds	507,775	2,738	2.16	534,378	2,951	2.21
Asset-backed securities	983,612	5,386	2.19	701,577	3,686	2.10
Federal Home Loan Bank (“FHLB”) and other capital stock	7,410	9	0.49	4,826	6	0.50
Loans (2)	1,658,036	14,371	3.47	1,026,724	8,539	3.33
Loans held for sale	136,085	922	2.71	102,312	915	3.58

Total interest-earning assets (3)	$4,929,213	$33,584	2.73%	$3,927,836	$23,760	2.42%
Cash and due from banks	3,224			17,220
Other non interest-earning assets	85,257			61,548

Total assets	$5,017,694			$4,006,604

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,377,204	$2,099	0.19%	$3,586,384	$2,808	0.31%
Demand deposits	60,756	7	0.05	64,350	9	0.06
Time deposits	156,605	(172)	(0.44)	635	4	2.28
Savings	42	—	—	50	—	0.05
FHLB advances	22,802	16	0.28	16,374	14	0.34

Total interest-bearing liabilities (3)	$4,617,409	$1,950	0.17%	$3,667,793	$2,835	0.31%
Non interest-bearing deposits	17,114			12,232
Other non interest-bearing liabilities	25,300			34,045

Total liabilities	4,659,823			3,714,070
Stockholders’ equity	357,871			292,534

Total liabilities and stockholders’ equity	$5,017,694			$4,006,604

Net interest margin		$31,634	2.25%		$20,925	2.13%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Federal funds sold	$191,730	$233	0.24%	$297,435	$371	0.25%
State and political subdivisions:
Taxable	16,945	512	6.04	125,945	2,449	3.89
Non-taxable (1)	78,120	2,355	6.03	71,126	817	2.30
Mortgage-backed securities	1,415,882	18,706	2.64	1,031,042	10,222	1.98
Corporate bonds	521,302	5,716	2.19	538,718	5,947	2.21
Asset-backed securities	989,609	10,235	2.07	679,913	7,097	2.09
Federal Home Loan Bank (“FHLB”) and other capital stock	6,007	20	0.67	3,854	12	0.62
Loans (2)	1,570,109	27,383	3.49	974,096	15,734	3.23
Loans held for sale	114,595	1,520	2.65	118,292	1,936	3.27

Total interest-earning assets (3)	$4,904,299	$66,680	2.72%	$3,840,421	$44,585	2.32%
Cash and due from banks	3,466			12,706
Other non interest-earning assets	123,661			66,649

Total assets	$5,031,426			$3,919,776

Liabilities and stockholders’ equity:
Deposits:
Money market	$4,351,481	$4,312	0.20%	$3,515,268	$5,689	0.32%
Demand deposits	66,069	20	0.06	61,620	18	0.06
Time deposits	94,737	(653)	(1.38)	633	8	2.27
Savings	39	—	—	47	—	0.05
FHLB advances	11,464	16	0.28	8,232	14	0.34

Total interest-bearing liabilities (3)	$4,523,790	$3,695	0.16%	$3,585,800	$5,729	0.32%
Non interest-bearing deposits	15,435			14,592
Other non interest-bearing liabilities	26,575			37,005

Total liabilities	4,565,800			3,637,397
Stockholders’ equity	465,626			279,379

Total liabilities and stockholders’ equity	$5,031,426			$3,919,776

Net interest margin		$62,985	2.57%		$38,856	2.02%

(1)	Due to immaterial amount of income recognized on tax-exempt securities, yields were not calculated on a tax equivalent basis.
(2)	Loans on non-accrual status are included in average balances.
(3)	See Net Interest Income table included in “Results of Operations” for additional information on our company’s average balances and operating interest and expenses.

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the three and six month periods ended June 30, 2014 compared to the three and six month periods ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
	Increase/(decrease) due to:			Increase/(decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$(72)	$2	$(70)	$(129)	$(9)	$(138)
State and political subdivisions:
Taxable	(950)	131	(819)	(5,380)	3,443	(1,937)
Non-taxable	(6)	225	219	88	1,450	1,538
Mortgage-backed securities	1,811	1,354	3,165	4,486	3,998	8,484
Corporate bonds	(145)	(68)	(213)	(191)	(40)	(231)
Asset-backed securities	1,538	162	1,700	3,202	(64)	3,138
FHLB and other capital stock	4	(1)	3	9	(1)	8
Loans	5,455	377	5,832	10,303	1,346	11,649
Loans held for sale	30	(23)	7	(55)	(361)	(416)

	$7,665	$2,159	$9,824	$12,333	$9,762	$22,095

Interest expense:
Deposits:
Money market	$936	$(1,645)	$(709)	$2,186	$(3,563)	$(1,377)
Demand deposits	(1)	(1)	(2)	2	—	2
Time deposits	(177)	1	(176)	(668)	7	(661)
Savings	—	—	—	—	—	—
FHLB advances	4	(2)	2	4	(2)	2

	$762	$(1,647)	$(885)	$1,524	$(3,558)	$(2,034)

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

For the three months ended June 30, 2014, interest revenue of $30.4 million was generated from average interest-earning assets of $4.9 billion at an average interest rate of 2.47%. Interest revenue of $23.8 million for the comparable period in 2013 was generated from average interest-earning assets of $3.9 billion at an average interest rate of 2.42%.

For the six months ended June 30, 2014, interest revenue of $63.5 million was generated from average interest-earning assets of $4.9 billion at an average interest rate of 2.59%. Interest revenue of $44.6 million for the comparable period in 2013 was generated from average interest-earning assets of $3.8 billion at an average interest rate of 2.32%. Interest-earning assets principally consist of residential, consumer, and commercial loans, securities, and federal funds sold.

Interest expense represents interest on customer money market accounts, interest on time deposits and other interest expense. The average balance of interest-bearing liabilities during the three months ended June 30, 2014 was $4.6 billion at an average interest rate of 0.17%. The average balance of interest-bearing liabilities for the comparable period in 2013 was $3.7 billion at an average interest rate of 0.31%. The average balance of interest-bearing liabilities during the six months ended June 30, 2014 was $4.5 billion at an average interest rate of 0.16%. The average balance of interest-bearing liabilities for the comparable period in 2013 was $3.6 billion at an average interest rate of 0.32%.

The growth in Stifel Bank has been primarily driven by the growth in deposits associated with brokerage customers of Stifel Nicolaus. At June 30, 2014, the balance of Stifel Nicolaus brokerage customer deposits at Stifel Bank was $4.5 billion compared to $3.5 billion at June 30, 2013.

See “Net Interest Income – Stifel Bank” above for more information regarding average balances, interest income and expense, and average interest rate yields.

NON-INTEREST EXPENSES

For the three months ended June 30, 2014, Global Wealth Management non-interest expenses increased 7.0% to $218.1 million from $203.8 million for the comparable period in 2013. For the six months ended June 30, 2014, Global Wealth Management non-interest expenses increased 8.6% to $435.7 million from $401.3 million for the comparable period in 2013.

The fluctuations in non-interest expenses, discussed below, were primarily attributable to the continued growth of our Private Client Group. As of June 30, 2014, we have 325 branch offices compared to 316 at June 30, 2013. In addition, since June 30, 2013, we have added 132 financial advisors and 243 support staff.

Compensation and benefits – For the three months ended June 30, 2014, compensation and benefits expense increased 5.3% to $171.7 million from $163.2 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, compensation and benefits expense increased 7.8% to $345.9 million from $320.8 million during the six months ended June 30, 2013. The increase is principally due to increased variable compensation as a result of increased production due to the growth in financial advisors and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 55.9% and 57.2% for the three and six months ended June 30, 2014, respectively, compared to 57.7% and 58.4% for the comparable periods in 2013, respectively.

A portion of compensation and benefits expenses includes transition pay, principally in the form of upfront notes, signing bonuses and retention awards in connection with our continuing expansion efforts, of $15.9 million (5.2% of net revenues) and $33.1 million (5.5% of net revenues) for the three and six months ended June 30, 2014, respectively, compared to $16.2 million (5.7% of net revenues) and $32.3 million (5.9% of net revenues) for the three and six months ended June 30, 2013, respectively. The upfront notes are amortized over a five to ten year period.

Occupancy and equipment rental – For the three months ended June 30, 2014, occupancy and equipment rental expense increased 12.2% to $17.6 million from $15.7 million during the comparable period in 2013. For the six months ended June 30, 2014, occupancy and equipment rental expense increased 11.1% to $35.2 million from $31.7 million during the comparable period in 2013. The increase is primarily due to the increase in office locations.

Communications and office supplies – For the three months ended June 30, 2014, communications and office supplies expense increased 11.6% to $10.3 million from $9.2 million during the second quarter of 2013. For the six months ended June 30, 2014, communications and office supplies expense increased 5.4% to $19.2 million from $18.2 million during the comparable period in 2013. The increase is primarily attributable to higher office supplies expense.

Commissions and floor brokerage – For the three months ended June 30, 2014, commissions and floor brokerage expense decreased 9.7% to $3.5 million from $3.8 million during the second quarter of 2013. For the six months ended June 30, 2014, commissions and floor brokerage expense decreased 9.5% to $6.9 million from $7.7 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in clearing fees.

Other operating expenses – For the three months ended June 30, 2014, other operating expenses increased 26.7% to $15.1 million from $11.9 million during the comparable period in 2013. For the six months ended June 30, 2014, other operating expenses increased 24.1% to $28.4 million from $22.9 million during the comparable period in 2013. The increase in other operating expenses is primarily attributable to an increase in legal expenses and the provision for loan losses from the second quarter of 2013.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2014, income before income taxes increased 12.9% to $89.1 million from $78.9 million during the comparable period in 2013. For the six months ended June 30, 2014, income before income taxes increased 13.7% to $168.8 million from $148.4 million during the comparable period in 2013. Profit margins (income before income taxes as a percent of net revenues) were positively impacted by revenue growth.

Results of Operations – Institutional Group

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended June 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$45,274	$50,219	(9.8)	17.7%	23.3%
Principal transactions	71,333	54,993	29.7	27.9	25.5
Capital raising	71,268	55,969	27.3	27.9	26.0
Advisory	60,356	48,140	25.4	23.6	22.3

Investment banking	131,624	104,109	26.4	51.5	48.3
Interest	6,975	3,871	80.2	2.7	1.8
Other income	3,221	5,573	(42.2)	1.3	2.6

Total revenues	258,427	218,765	18.1	101.1	101.5
Interest expense	2,715	3,321	(18.2)	1.1	1.5

Net revenues	255,712	215,444	18.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	157,499	132,397	19.0	61.6	61.5
Occupancy and equipment rental	12,111	13,392	(9.6)	4.7	6.2
Communication and office supplies	13,008	13,146	(1.0)	5.1	6.1
Commissions and floor brokerage	5,776	5,942	(2.8)	2.3	2.8
Other operating expenses	24,628	19,484	26.4	9.6	9.0

Total non-interest expenses	213,022	184,361	15.5	83.3	85.6

Income before income taxes	$42,690	$31,083	37.3	16.7%	14.4%

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

The following table presents consolidated financial information for the Institutional Group segment for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013
Revenues:
Commissions	$96,951	$94,000	3.1	19.2%	24.2%
Principal transactions	144,028	105,950	35.9	28.5	27.3
Capital raising	134,873	94,715	42.4	26.7	24.4
Advisory	119,129	75,196	58.4	23.5	19.3

Investment banking	254,002	169,911	49.5	50.2	43.7
Interest	11,639	8,051	44.6	2.3	2.1
Other income	3,884	16,503	(76.5)	0.8	4.2

Total revenues	510,504	394,415	29.4	101.0	101.5
Interest expense	4,815	5,671	(15.1)	1.0	1.5

Net revenues	505,689	388,744	30.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	311,515	239,218	30.2	61.6	61.5
Occupancy and equipment rental	24,262	21,534	12.7	4.8	5.6
Communication and office supplies	25,780	22,608	14.0	5.1	5.8
Commissions and floor brokerage	11,334	10,952	3.5	2.2	2.8
Other operating expenses	44,486	35,119	26.7	8.8	9.0

Total non-interest expenses	417,377	329,431	26.7	82.5	84.7

Income before income taxes	$88,312	$59,313	48.9	17.5%	15.3%

NET REVENUES

For the three months ended June 30, 2014, Institutional Group net revenues increased 18.7% to $255.7 million from $215.4 million during the comparable period in 2013. For the six months ended June 30, 2014, Institutional Group net revenues increased 30.1% to $505.7 million from $388.7 million during the comparable period in 2013. The increase in net revenues for the three and months ended June 30, 2014 over the comparable periods in 2013 was primarily attributable to an increase in advisory fees; an increase in equity capital raising revenues; and higher institutional brokerage revenues. The increase in net revenues was offset by a reduction in other revenues as a result of gains recorded on the investment in Knight Capital during the first half of 2013.

Commissions – For the three months ended June 30, 2014, commission revenues decreased 9.8% to $45.3 million from $50.2 million in the comparable period in 2013. For the six months ended June 30, 2014, commission revenues increased 3.1% to $97.0 million from $94.0 million in the comparable period in 2013.

Principal transactions – For the three months ended June 30, 2014, principal transactions revenues increased 29.7% to $71.3 million from $55.0 million in the comparable period in 2013. For the six months ended June 30, 2014, principal transactions revenues increased 35.9% to $144.0 million from $106.0 million in the comparable period in 2013.

For the three months ended June 30, 2014, fixed income brokerage revenues increased 33.2% to $54.5 million from $40.9 million in the comparable period in 2013. For the six months ended June 30, 2014, fixed income brokerage revenues increased 30.9% to $113.1 million from $86.4 million in the comparable period in 2013. The increase is primarily attributable to an improvement in fixed income trading volumes, as a result of the acquisition of the fixed income business from Knight Capital in July 2013.

For the three months ended June 30, 2014, equity brokerage revenues decreased 3.4% to $62.1 million from $64.3 million during the comparable period in 2013. The decrease is primarily attributable to lower trading volumes in the second quarter that impacted the industry.

For the six months ended June 30, 2014, equity brokerage revenues increased 12.6% to $127.9 million from $113.5 million during the comparable period in 2013. The increase is primarily attributable to higher trading volumes as a result of market volatility during the first quarter of 2014. This growth was negatively impacted during the second quarter of 2014 as a result of industry-wide declines in volumes.

Investment banking – For the three months ended June 30, 2014, investment banking revenues increased 26.4% to $131.6 million from $104.1 million in the second quarter of 2013. For the six months ended June 30, 2014, investment banking revenues increased 49.5% to $254.0 million from $169.9 million during the comparable period in 2013. The increase is attributable to higher advisory fee revenues and capital raising revenues over the comparable period in 2013.

For the three months ended June 30, 2014, capital raising revenues increased 27.3% to $71.3 million from $56.0 million in the comparable period in 2013. For the six months ended June 30, 2014, capital raising revenues increased 42.4% to $134.9 million from $94.7 million in the comparable period in 2013.

For the three months ended June 30, 2014, equity capital raising revenues increased 23.9% to $51.9 million from $41.9 million during the second quarter of 2013. For the six months ended June 30, 2014, equity capital raising revenues increased 48.5% to $96.3 million from $64.8 million during the comparable period in 2013. The increase was primarily attributable to an increase in the number of transactions over the comparable period in 2013. During the three and six months ended June 30, 2014, we were involved as manager or co-manager in 96 and 176 equity underwritings, respectively, compared to 79 and 129 equity underwritings, respectively, during the comparable periods in 2013.

For the three months ended June 30, 2014, fixed income capital raising revenues increased 37.6% to $19.4 million from $14.1 million during the second quarter of 2013. For the six months ended June 30, 2014, fixed income capital raising revenues increased 29.1% to $38.6 million from $29.9 million during the comparable period in 2013. The increase is primarily attributable to the acquisition of De La Rosa, which closes on April 3, 2014.

For the three months ended June 30, 2014, strategic advisory fees increased 25.4% to $60.4 million from $48.1 million in the comparable period in 2013. For the six months ended June 30, 2014, strategic advisory fees increased 58.4% to $119.1 million from $75.2 million in the comparable period in 2013. The increase is primarily attributable to an increase in the number of completed equity transactions and the aggregate transaction value over the comparable period in 2013.

Other income – For the three months ended June 30, 2014, other income decreased 42.2% to $3.2 million from $5.6 million in the comparable period in 2013. For the six months ended June 30, 2014, other income decreased 76.5% to $4.8 million from $5.7 million in the comparable period in 2013. The decrease in other income is primarily attributable to gains recognized on our investment in Knight Capital Group, Inc. during the first half of 2013.

NON-INTEREST EXPENSES

For the three months ended June 30, 2014, Institutional Group non-interest expenses increased 15.5% to $213.0 million from $184.4 million for the comparable period in 2013. For the six months ended June 30, 2014, Institutional Group non-interest expenses increased 26.7% to $417.4 million from $329.4 million during the comparable period in 2013.

Unless specifically discussed below, the fluctuations in non-interest expenses were primarily attributable to the continued growth of our Institutional Group segment. We have added 269 revenue producers and 63 support staff since June 30, 2013.

Compensation and benefits – For the three months ended June 30, 2014, compensation and benefits expense increased 19.0% to $157.5 million from $132.4 million during the comparable period in 2013. For the six months ended June 30, 2014, compensation and benefits expense increased 30.2% to $311.5 million from $239.2 million during the comparable period in 2013. The increase is principally due to the growth of the business and fixed compensation for the additional administrative support staff. Compensation and benefits expense as a percentage of net revenues was 61.6% for the three and six months ended June 30, 2014, respectively, compared to 61.5% for the comparable periods in 2013, respectively.

Occupancy and equipment rental – For the three months ended June 30, 2014, occupancy and equipment rental expense decreased 9.6% to $12.1 million from $13.4 million during the comparable period in 2013. The decrease is primarily attributable to a decrease in depreciation expense as a result of the sale of certain aircraft from the operations of East Shore Aircraft LLC during the fourth quarter of 2013.

For the six months ended June 30, 2014, occupancy and equipment rental expense increased 12.7% to $24.3 million from $21.5 million during the comparable period in 2013. The increase is primarily due to the growth of the business, which has resulted in more locations, offset by the decrease in depreciation expense as previously described.

Communications and office supplies – For the three months ended June 30, 2014, communications and office supplies expense decreased 1.0% to $13.0 million from $13.1 million during the second quarter of 2013.

For the six months ended June 30, 2014, communications and office supplies expense increased 14.0% to $25.8 million from $22.6 million during the comparable period in 2013. The increase is primarily attributable to the growth of the business, which has resulted in an increase in communication and quote equipment.

Commissions and floor brokerage – For the three months ended June 30, 2014, commissions and floor brokerage expense decreased 2.8% to $5.8 million from $5.9 million during the second quarter of 2013. The decrease is primarily attributable to a decline in trade executions as a result of the industry-wide slow-down at the end of the second quarter of 2014.

For the six months ended June 30, 2014, commissions and floor brokerage expense increased 3.5% to $11.3 million from $11.0 million during the comparable period in 2013. The increase is primarily attributable to the growth in trade execution costs from our flow business during the first quarter of 2014. This growth was negatively impacted during the second quarter of 2014 as a result of industry-wide declines in volumes.

Other operating expenses – For the three months ended June 30, 2014, other operating expenses increased 26.4% to $24.6 million from $19.5 million during the comparable period in 2013. For the six months ended June 30, 2014, other operating expenses increased 26.7% to $44.5 million from $35.1 million during the comparable period in 2013. The increase is primarily attributable to an increase in travel and promotion expenses, professional service fees, subscriptions, dues, and legal expenses.

INCOME BEFORE INCOME TAXES

For the three months ended June 30, 2014, income before income taxes for the Institutional Group segment increased 37.3% to $42.7 million from $31.1 million during the comparable period in 2013. For the six months ended June 30, 2014, income before income taxes for the Institutional Group segment increased 48.9% to $88.3 million from $59.3 million during the comparable period in 2013. Profit margins (income before income taxes as a percentage of net revenues) have improved as a result of an increase in revenues.

Results of Operations – Other Segment

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

The following table presents consolidated financial information for the Other segment for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues	$(2,812)	$(4,483)	37.3	$(3,226)	$(6,136)	47.4
Non-interest expenses:
Compensation and benefits	26,044	21,696	20.0	44,631	72,190	(38.2)
Other operating expenses	25,409	31,253	(18.7)	53,578	53,177	0.8

Total non-interest expenses	51,453	52,949	(2.8)	98,209	125,367	(21.7)

Loss before income taxes	$(54,265)	$(57,432)	(5.5)	$(101,435)	$(131,503)	(22.9)

Net revenues – For the three and six months ended June 30, 2014, net revenues were positively impacted by investment gains when compared to the prior year periods.

Compensation and benefits – For the three months ended June 30, 2014, compensation and benefits expense increased 20.0% to $26.0 million from $21.7 million during the comparable period in 2013. For the six months ended June 30, 2014, compensation and benefits expense decreased 38.2% to $44.6 million from $72.2 million during the comparable period in 2013.

Compensation and benefits expense for the six months ended June 30, 2013 includes a non-cash charge of $30.6 million (pre-tax) related to the expensing of restricted stock awards granted to certain employees of KBW, Inc and our company as retention related to the acquisition of KBW, Inc. There were no continuing service requirements associated with these restricted stock awards, and accordingly were expensed on the date of grant.

Other operating expenses – For the three months ended June 30, 2014, other operating expenses decreased 18.7% to $25.4 million from $31.3 million during the comparable period in 2013. For the six months ended June 30, 2014, other operating expenses increased 0.8% to $53.6 million from $53.2 million during the comparable period in 2013.

Analysis of Financial Condition

Our company’s consolidated statements of financial condition consist primarily of cash and cash equivalents, receivables, financial instruments owned, bank loans, investments, goodwill, loans and advances to financial advisors, bank deposits, and payables. As of June 30, 2014, our total assets increased 6.3% to $9.6 billion from $9.0 billion at December 31, 2013. The increase is primarily attributable to increases in (1) receivables from brokers, dealers, and clearing organizations, (2) bank loans, and (3) financial instruments owned. The increase in assets was offset by decreases in (1) cash and cash equivalents (2) our investment portfolio, which consists of available-for-sale and held-to-maturity securities, and (3) deferred taxes, net. Our broker-dealer subsidiary’s gross assets and liabilities, including financial instruments owned, stock loan/borrow, receivables and payables from/to brokers, dealers, and clearing organizations and clients, fluctuate with our business levels and overall market conditions.

As of June 30, 2014, our liabilities were comprised primarily of short-term borrowings of $368.0 million, senior notes of $325.0 million, trust preferred securities of $82.5 million, deposits of $4.7 billion at Stifel Bank, and payables to customers of $323.7 million at our broker-dealer subsidiaries, as well as accounts payable and accrued expenses, and accrued employee compensation of $515.7 million. To meet our obligations to clients and operating needs, we had $420.3 million in cash and cash equivalents at June 30, 2014. We also had client brokerage receivables of $557.6 million at Stifel Nicolaus and $1.9 billion in loans at Stifel Bank.

Cash Flow

Cash and cash equivalents decreased $296.3 million to $420.3 million at June 30, 2014, from $716.6 million at December 31, 2013. Operating activities used $396.1 million of cash primarily due to an increase in operating assets, offset by an increase in operating liabilities, net income recognized during the first six months of 2014, and the net effect of non-cash items. Investing activities used cash of $229.8 million due to the growth of the loan portfolio, purchases of available-for-sale and held-to-maturity securities as part of our investment strategy at Stifel Bank, and fixed asset purchases, offset by proceeds from the maturity of available-for-sale and held-to-maturity securities, and sale of investments. Financing activities provided cash of $327.6 million principally due to proceeds received from our short-term borrowings.

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

As of June 30, 2014, we had $9.6 billion in assets, $5.4 billion of which consisted of cash or assets readily convertible into cash as follows (in thousands, except average days to conversion):

	June 30, 2014	December 31, 2013	Avg. Conversion
Cash and cash equivalents	$420,290	$716,560
Receivables from brokers, dealers, and clearing organizations	735,278	381,122	3 days
Securities purchased under agreements to resell	222,209	225,075	1 day
Financial instruments owned at fair value	1,028,513	779,214	5 days
Available-for-sale securities at fair value	1,646,779	1,756,253	3 days
Held-to-maturity securities at amortized cost	1,274,765	1,312,115	10 days
Investments	136,581	117,028	5 days

Total cash and assets readily convertible to cash	$5,464,415	$5,287,367

As of June 30, 2014 and December 31, 2013, the amount of collateral by asset class is as follows (in thousands):

	June 30, 2014		December 31, 2013
	Contractual	Contingent	Contractual	Contingent
Cash and cash equivalents	$58,204	$—	$43,104	$—
Financial instruments owned at fair value	289,580	847,320	263,809	686,997
Available-for-sale securities at fair value	—	1,315,526	—	504,100
Investments	—	42,255	—	51,051

	$347,784	$2,205,101	$306,913	$1,242,148

Capital Management

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million. We utilize the share repurchase program to manage our equity capital relative to the growth of our business and help to meet obligations under our employee benefit plans. We currently do not pay cash dividends on our common stock.

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

Under both stress tests, Stifel Bank considers cash and highly liquid investments as available to meet liquidity needs. In its analysis, Stifel Bank considers Agency MBS, Corporate Bonds, and CMBS as highly liquid. In addition to being able to be readily financed at modest haircut levels, Stifel Bank estimates that each of the individual securities within each of the asset classes described above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. At June 30, 2014, available cash and highly liquid investments comprised approximately 40% of Stifel Bank’s assets, which was well in excess of its internal target.

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

Funding Sources

The Company pursues a strategy of diversification of secured and unsecured funding sources (by product and by investor) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. The Company funds its balance sheet through diverse sources. These sources may include the Company’s equity capital, long-term debt, repurchase agreements, securities lending, deposits, committed and uncommitted credit facilities, FHLB advances, and federal funds agreements. At June 30, 2014, we have $112.5 million of ARS. Any redemptions by issuers of the ARS will create liquidity during the period in which the redemption occurs. ARS redemptions have been at par, and we believe will continue to be at par.

Cash and Cash Equivalents. We held $420.3 million of cash and cash equivalents at June 30, 2014, compared to $716.6 million at December 31, 2013. Cash and cash equivalents provide immediate sources of funds to meet our liquidity needs.

Securities Available-for-Sale. We held $1.65 billion in available-for-sale investment securities at June 30, 2014, compared to $1.76 billion at December 31, 2013. As of June 30, 2014, the weighted average life of the investment securities portfolio was 2.6 years. These investment securities provide increased liquidity and flexibility to support our company’s funding requirements.

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

As of June 30, 2014, we had $4.65 billion in deposits compared to $4.66 billion at December 31, 2013. Our core deposits are comprised of non-interest-bearing deposits, money market deposit accounts, savings accounts, and CDs.

Short-term borrowings. Our short-term financing is generally obtained through short-term bank line financing on an uncommitted, secured basis, short-term bank line financing on an unsecured basis and securities lending arrangements. We borrow from various banks on a demand basis with company-owned and customer securities pledged as collateral. The value of customer-owned securities used as collateral is not reflected in the consolidated statements of financial condition. Our uncommitted secured lines of credit at June 30, 2014 totaled $680.0 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreements, to secure an advance under the line. The availability of our uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. Our peak daily borrowing was $414.9 million during the three months ended June 30, 2014. There are no compensating balance requirements under these arrangements.

At June 30, 2014, short-term borrowings from banks were $368.0 million at an average rate of 1.18%, which were collateralized by company-owned securities valued at $573.6 million. At December 31, 2013, short-term borrowings from banks were $55.7 million at an average rate of 1.22%, which were collateralized by company-owned securities valued at $440.8 million. The average bank borrowing was $252.3 million and $414.7 million for the three months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.12% and 1.33%, respectively. The average bank borrowing was $175.4 million and $312.6 million for the six months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 1.13% and 1.25%, respectively.

At June 30, 2014 and December 31, 2013, Stifel had a stock loan balance of $25.1 million and $40.1 million, respectively, at average daily interest rates of 0.22% and 0.16%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $68.1 million and $81.0 million during the three months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.19% and 0.13%, respectively. The average outstanding securities lending arrangements utilized in financing activities were $70.5 million and $72.9 million during the six months ended June 30, 2014 and 2013, respectively, at average daily effective interest rates of 0.18% and 0.13%, respectively. Customer-owned securities were utilized in these arrangements.

Unsecured short-term borrowings. Our committed short-term bank line financing at June 30, 2014 consisted of a $100.0 million committed revolving credit facility. The credit facility expires in December 2014. The applicable interest rate under the revolving credit facility is calculated as a per annum rate equal to the one-month Eurocurrency rate plus 1.00%, as defined in the revolving credit facility.

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

At June 30, 2014, we had no advances on our revolving credit facility and were in compliance with all covenants. Our revolving credit facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency and judgment defaults.

Federal Home Loan Bank Advances and other secured financing. Stifel Bank has borrowing capacity with the Federal Home Loan Bank of $1.46 billion at June 30, 2014, all of which was unused, and a $25.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Stifel Bank receives overnight funds from excess cash held in Stifel Nicolaus brokerage accounts, which are deposited into a money market account. These balances totaled $4.4 billion at June 30, 2014.

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

On July 15, 2014, we issued $300.0 million principal amount of 4.250% Senior Notes due 2024 (the “2014 Notes”). Interest on the 2014 Notes accrue from July 18, 2014 and will be paid semi-annually in arrears on January 18 and July 18 of each year, commencing on January 18, 2015. The 2014 Notes will mature on July 18, 2024. We may redeem the 2014 Notes in whole or in part at our option at a redemption price equal to 100% of their principal amount, plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption. Proceeds from the 2014 Notes issuance of $295.3 million, after discounts, commissions and expenses, will be used for general corporate purposes. In July 2014, we received a BBB- rating on the 2014 Notes.

Credit Rating

In January 2012, we received an initial credit rating from Standard & Poor’s Financial Services LLC of BBB-, along with a BBB- rating on the notes. In July 2014, we received an initial credit rating from Fitch of BBB-, along with a BBB- rating on our senior notes. We believe our current ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all.

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

On May 8, 2014 we entered into an agreement to acquire Oriel Securities (“Oriel”), a London-based stockbroking and investment banking firm, to build out our company’s international platform across all of its institutional businesses. The combination of our company and Oriel will bring together more than 250 professionals to create a significant middle-market investment banking group in London, with broad research coverage across most sectors of the economy, equity and debt sales and trading, and investment banking services.TWP entered into settlement and release agreements (“Settlement Agreements”) with certain customers, whereby it will purchase their ARS, at par, in exchange for a release from any future claims. At June 30, 2014, we estimate that TWP customers held $18.3 million par value of ARS, which may be repurchased over the next 2 years. The amount estimated for repurchase assumes no issuer redemptions.

We have paid $43.1 million in the form of upfront notes to financial advisors for transition pay during the period from January 1, 2014 through July 31, 2014. As we continue to take advantage of the opportunities created by market displacement and as competition for skilled professionals in the industry increases, we may decide to devote more significant resources to attracting and retaining qualified personnel.

We utilize transition pay, principally in the form of upfront demand notes, to aid financial advisors, who have elected to join our firm, to supplement their lost compensation while transitioning their customers’ accounts to the Stifel platform. The initial value of the notes is determined primarily by the financial advisors trailing production and assets under management. These notes are generally forgiven over a five to ten year period based on production. The future estimated amortization expense of the upfront notes, assuming current year production levels and static growth for the remaining six months of 2014 and the years ended December 31, 2015, 2016, 2017, 2018, and thereafter are $27.5 million, $46.2 million, $36.0 million, $24.5 million, $17.7 million and $30.2 million, respectively. These estimates could change if we continue to grow our business through expansion or experience increased production levels.

We maintain several incentive stock award plans that provide for the granting of stock options, stock appreciation rights, restricted stock, performance awards, and stock units to our employees. Historically, we have granted stock units to our employees as part of our retention program. A stock unit represents the right to receive a share of common stock from our company at a designated time in the future without cash payment by the employee and is issued in lieu of cash incentive, principally for deferred compensation and employee retention plans. The restricted stock units vest on an annual basis over the next three to eight years and are distributable, if vested, at future specified dates. At June 30, 2014, the total number of stock units outstanding was 18.0 million, of which 11.1 million were unvested. At June 30, 2014, there was unrecognized compensation cost for stock units of $312.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The future estimated compensation expense of the unvested units, assuming current year forfeiture levels and static growth for the remaining six months of 2014 and the years ended December 31, 2015, 2016, 2017, 2018, and thereafter are $40.9 million, $77.5 million, $65.1 million, $53.1 million, $38.9 million and $36.6 million, respectively. These estimates could change if our forfeitures change from historical levels.

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

At June 30, 2014, Stifel Nicolaus had net capital of $336.6 million, which was 50.7% of aggregate debit items and $323.4 million in excess of its minimum required net capital. At June 30, 2014, KBW’s, CSA’s, and Miller Buckfire’s net capital exceeded the minimum net capital required under the SEC rule. At June 30, 2014, SNEL’s and KBW Limited’s net capital and reserves was in excess of the financial resources requirement under the rules of the FCA. At June 30, 2014, Stifel Bank was considered well capitalized under the regulatory framework for prompt corrective action. See Note 19 of the Notes to Consolidated Financial Statements for details of our regulatory capital requirements.

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

Financial instruments owned and pledged and financial instruments sold, but not yet purchased, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected on the consolidated statements of operations.

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

A substantial percentage of the fair value of our financial instruments and other investments owned, financial instruments pledged as collateral, and financial instruments sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

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

At June 30, 2014, Level 3 assets for which we bear economic exposure were $196.2 million or 6.6% of the total assets measured at fair value. During the three months ended June 30, 2014, we recorded purchases of $3.6 million and sales and redemptions of $29.4 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $7.7 million. We transferred $10.1 million out of Level 3 during the three months ended June 30, 2014. During the six months ended June 30, 2014, we recorded purchases of $6.2 million and sales and redemptions of $39.2 million of Level 3 assets. Our valuation adjustments (realized and unrealized) increased the value of our Level 3 assets by $7.4 million. We transferred $10.1 million out of Level 3 during the six months ended June 30, 2014.

At June 30, 2014, Level 3 assets included the following: $112.5 million of auction rate securities and $83.7 million of partnership interests, private company investments, private equity, fixed income securities.

Investments in Partnerships

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments, including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners. At June 30, 2014, we had commitments to invest in affiliated and unaffiliated investment partnerships of $11.7 million. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

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

Goodwill and Intangible Assets

Under the provisions of Topic 805, “Business Combinations,” we record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities requires certain estimates. At June 30, 2014, we had goodwill of $738.0 million and intangible assets of $43.4 million.

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

The following table sets forth the high, low, and daily average VaR for our trading portfolios during the six months ended June 30, 2014, and the daily VaR at June 30, 2014 and December 31, 2013 (in thousands):

	Six Months Ended June 30, 2014			VAR Calculation at
	High	Low	Daily Average	June 30, 2014	December 31, 2013
Daily VaR	$8,844	$2,072	$3,896	$5,420	$3,427

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

The following table illustrates the estimated change in net interest margin at June 30, 2014, based on shifts in interest rates of up to positive 200 basis points and negative 200 basis points:

Hypothetical change in interest rates	Projected change in net interest margin
+200	20.9%
+100	8.2%
0	0.0%
-100	n/a
-200	n/a

The following GAP Analysis table indicates Stifel Bank’s interest rate sensitivity position at June 30, 2014 (in thousands):

	Repricing Opportunities
	0-6 Months	7-12 Months	1-5 Years	5+ Years
Interest-earning assets:
Loans	$1,242,779	$499,247	$184,815	$23,691
Securities	1,378,848	166,459	825,255	556,806
Interest-bearing cash	132,665	—	—	—

	$2,754,292	$665,706	$1,010,070	$580,497

Interest-bearing liabilities:
Transaction accounts and savings	$3,654,128	$151,342	$613,726	$96,180
Certificates of deposit	51,077	43,530	36,152	248
Borrowings	—	—	—	16,792

	$3,705,205	$194,872	$649,878	$113,220

GAP	(950,913)	470,834	360,192	467,406

Cumulative GAP	$(950,913)	$(480,079)	$(119,887)	$347,519

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

We have accepted collateral in connection with resale agreements, securities borrowed transactions, and customer margin loans. Under many agreements, we are permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At June 30, 2014, the fair value of securities accepted as collateral where we are permitted to sell or repledge the securities was $1.3 billion, and the fair value of the collateral that had been sold or repledged was $289.6 million.

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

Wisconsin School Districts/RBC OPEB lawsuit

We were named in a civil lawsuit filed in the Circuit Court of Milwaukee, Wisconsin (the “Wisconsin State Court”) on September 29, 2008. The lawsuit was filed against our company, Stifel, as well as Royal Bank of Canada Europe Ltd. (“RBC”), and certain other RBC entities (collectively the “RBC entities”) by the school districts and the individual trustees for other post-employment benefit (“OPEB”) trusts established by those school districts (collectively the “Plaintiffs”). This lawsuit relates to the same transactions that are the subject of the SEC action noted above. As we previously disclosed, we entered into a settlement of the Plaintiffs’ lawsuit against our company and Stifel in March, 2012. The settlement provides the potential for the Plaintiffs to obtain significant additional damages from the RBC entities. The school districts are continuing their lawsuit against RBC, and we are pursuing claims against the RBC entities to recover payments we have made to the school districts and for amounts owed to the OPEB trusts. Subsequent to the settlement, RBC asserted claims against the school districts, our company and Stifel for fraud, negligent misrepresentation, strict liability misrepresentation and information negligently provided for the guidance of others based upon our role in connection with the school districts’ purchase of the CDOs. RBC has also asserted claims against Stifel for civil conspiracy and conspiracy to injure its business based upon the settlement by Stifel with the school districts and pursuit of claims against the RBC entities. We have filed our Answer, denying RBC’s claims, and discovery continues in the case. We believe we have meritorious legal and factual defenses to the claims asserted by RBC and we intend to vigorously defend those claims.

EDC Bond Issuance Matter

In January 2008, our company was the initial purchaser of a $50.0 million bond offering under Rule 144A by the Lake of the Torches Economic Development Corporation (“EDC”) which is associated with Lac Du Flambeau Band of Lake Superior Chippewa Indians (together with the EDC, the “Tribe”). We then sold all of the bonds to LDF Acquisition LLC, a special purpose vehicle created by Saybrook Tax Exempt Investors LLC (collectively, “Saybrook”), with Wells Fargo Bank, NA (“Wells Fargo”) as the indenture trustee for the bonds. In 2009 Saybrook and Wells Fargo brought an action in a Wisconsin federal court against the Tribe to enforce the bonds (the “2009 federal action”). The Wisconsin federal court declared, in relevant part, the Bond Indenture to be void ab initio, and the Seventh Circuit Court of Appeals affirmed but remanded the case for further proceedings as to enforceability of the other bond documents. In April 2012 Saybrook dismissed the 2009 federal action.

On January 16, 2012, Saybrook filed a new action in Wisconsin state court (the “State Action”), naming as defendants our company, Stifel, the Tribe, and the law firm of Godfrey & Kahn, S.C. (“G&K”), which served as both issuer’s and bond counsel. Saybrook seeks enforcement of the obligations under the bonds, a judgment for rescission, restitution, including the amounts paid by Saybrook for the bonds, and costs. Alternatively, if Saybrook fails to recover from the Tribe, Saybrook seeks to recover damages, costs and attorneys’ fees from us and/or G&K. In the State Action, Saybrook asserts a claim against our company for fraud under the Wisconsin Uniform Securities Law, and with respect to Stifel, claims for breaches of implied warranties of validity and title, securities fraud and statutory misrepresentation under Wisconsin state law, and intentional and negligent misrepresentations relating to the validity of the bond documents and their sovereign immunity waivers. Saybrook also asserts claims against Stifel for rescission based on alleged misrepresentation or mutual mistake.

We have answered the Complaint in the State Action, denying the claims, and filed cross claims against the Tribe and G&K. The Tribe moved to dismiss our cross claim, and we opposed that motion. Additionally, G&K filed a cross-claim against us seeking contribution and alleging that if G&K is found negligent then we too must have been negligent. We have answered G&K’s cross-claim, denying those allegations. Additionally, G&K filed a third party complaint against Dentons US LLP. Discovery is on-going between the non-Tribal Parties, but the Court has stayed discovery against the Tribal Parties until it rules on the Tribal Parties’ motions to dismiss the various claims against them. The Court has scheduled a hearing for October 23, 2014 on the Tribal Parties’ motions to dismiss.

Additionally, on April 25, 2013, the Tribe filed a suit against Saybrook, our company, Stifel, G&K, and Wells Fargo in the Lac du Flambeau Tribal Court, seeking a declaration that all of the bond documents are void (the “Tribal Action”). Our motion to dismiss the Tribal Action was denied, and on August 27, 2013 we filed an Answer, denying the claims.

In response to the Tribal Action, on May 24, 2013 we, together with Saybrook, Wells Fargo and G&K, also filed an action in a Wisconsin federal court (the “Federal Action”) seeking to enjoin the Tribal Action. On May 16, 2014 the Wisconsin federal court preliminarily enjoined the Tribal Parties from litigating the Tribal Action. The Tribal Parties have appealed the preliminary injunction to the Seventh Circuit Court of Appeals. In light of the Tribal Parties’ appeal, the Tribal Action is stayed pending the resolution of the appeal.

While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious legal and factual defenses to the matter, and we intend to vigorously defend the substantive claims as well as the procedural attempt to move the litigation to the Lac du Flambeau Tribal Court.

Lac Courte Oreilles Tribal Lawsuit

On December 13, 2012, the Lac Courte Oreilles Band of Lake Superior Chippewa Indians of Wisconsin (the “Tribe”) filed a civil lawsuit against Stifel in the Tribe’s Tribal Court (the “Tribal Lawsuit”). In December 2006, the Tribe issued two series of taxable municipal bonds as a means of raising revenue to fund various projects (the “2006 Bond Transaction”), including the refinancing of two series of bonds the Tribe issued in 2003. The Complaint alleges that we undertook to advise the Tribe regarding its financing options in 2006 but failed to disclose certain information before the 2006 Bond Transaction. On February 19, 2013 we filed a declaratory judgment action in a Wisconsin federal court seeking to establish that the Tribal Court lacks jurisdiction over the Tribal Lawsuit (the “Federal Action”). On February 20, 2013, we filed a motion to dismiss the Tribal Lawsuit, challenging the jurisdiction of the Tribal Court, which motion was denied by the Tribal Court. The Tribe filed a motion to dismiss the Federal Action. Shortly thereafter, the Tribe agreed to withdraw its motion to dismiss the Federal Action and agreed to stay the Tribal Lawsuit pending a determination by the Wisconsin federal court as to whether the Tribal Court has jurisdiction over the claims. Basic discovery was taken in the Federal Action, and we filed a summary judgment motion with the U.S. District Court, asking the court for a determination that the Tribal Court does not have jurisdiction over the claims brought by the Tribe. On June 19, 2014, the District Court issued a conditional Order finding the Tribal Court has jurisdiction over the dispute. The conditional Order was issued subject to additional briefing of the issues by Stifel, which briefing has been filed with the District Court. We are currently waiting for a final decision from the District Court. If the District Court issues a final Order finding the Tribal Court has jurisdiction over the dispute, we intend to appeal the decision to the Seventh Circuit Court of Appeals. In the event of an appeal, the stay of proceedings in Tribal Court will remain in effect during the pendency of the appeal. While there can be no assurance that we will be successful, based upon currently available information and review with outside counsel, we believe that we have meritorious defenses to the Tribe’s claims and we intend to vigorously defend the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2014. There were also no purchases made by or on behalf of Stifel Financial Corp. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2014.

We have an ongoing authorization from the Board of Directors to repurchase our common stock in the open market or in negotiated transactions. At June 30, 2014, the maximum number of shares that may yet be purchased under this plan was 3.5 million.

ITEM 6. EXHIBITS

Exhibit No.	Description

11.1	Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Stifel Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIFEL FINANCIAL CORP.

/s/ Ronald J. Kruszewski
Ronald J. Kruszewski Chairman of the Board and Chief Executive Officer

/s/ James M. Zemlyak
James M. Zemlyak Chief Financial Officer

Date: August 11, 2014